Form 10-Q
period 1993-11-30
BIOMET INC
filed 1994-01-07
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1993.

 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the transition period from ______________ to _____________.

Commission file Number 0-12515.

BIOMET, INC.
(Exact name of registrant as specified in its charter)

Indiana                                                    35-1418342
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Airport Industrial Park, P.O. Box 587, Warsaw, Indiana 46581-0587
(Address of principal executive offices)

(219) 267-6639
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

The number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1993:

Common Shares - No Par Value                                 115,189,191 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,189,191 Rights
(Class)                                                      (Number of Shares)

The Index to Exhibits is at page _____ in the sequential numbering system. Total pages:_______.


BIOMET, INC.

CONTENTS

                                                                  Pages
    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                       1-2

                 Consolidated Statements of Income                   3

                 Consolidated Statements of Cash Flows               4

                 Notes to Consolidated Financial Statements        5-6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations       7-9


    Part II.   Other Information                                    10

    Signatures                                                      11

    Index to Exhibits                                               12




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of November 30, 1993 and May 31, 1993

(in thousands)

 ASSETS

                                            November 30,     May 31,
                                                1993         	1993
                                            ------------     -------
Current assets:
  Cash and cash investments                  $  73,895     $  44,579
  Short-term investments                        46,476        49,044
  Accounts and notes receivable, net            81,790        84,708
  Inventories (Note 2)                          88,242        83,003
  Prepaid expenses and other                     9,662         9,705
                                               -------       -------
      Total current assets                     300,065       271,039
                                               -------       -------
Property, plant and equipment, at cost          79,752        77,678

    Less, Accumulated depreciation              28,152        24,609
                                               -------       -------
      Property, plant and equipment, net        51,600        53,069
                                               -------       -------
Intangible assets, net                          10,575        11,417
Excess acquisition cost over fair value
  of acquired net assets, net                    8,787         9,638
Investments in affiliates                        3,921         3,896
Other assets                                     5,685         5,350
                                               -------       -------
Total assets                                 $ 380,633     $ 354,409
                                               =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of November 30, 1993 and May 31, 1993

(in thousands)

 LIABILITIES AND SHAREHOLDERS' EQUITY

                                            November 30,     May 31,
                                                1993          1993
                                            ------------     -------
Current liabilities:
  Short-term borrowings                      $   2,207     $   2,436
  Accounts payable                              12,048        12,959
  Accrued income taxes 	                        11,717        12,202
  Accrued wages and commissions                  7,065         7,227
  Other accrued expenses                        12,566        11,828
                                               -------       -------
     Total current liabilities                  45,603        46,652

Long-term liabilities:
  Deferred federal income taxes                  2,564         2,564
  Other liabilities                              3,523         3,874
                                               -------       -------
     Total liabilities                          51,690 	      53,090
                                               -------       -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares (Note 3)                        47,331        46,829
  Additional paid-in capital                    10,409        13,106
  Retained earnings                            274,738       242,618
  Cumulative translation adjustment             (3,535)	      (1,234)
                                               -------       -------
     Total shareholders' equity                328,943       301,319
                                               -------       -------
Total  liabilities and shareholders' equity  $ 380,633     $ 354,409
                                               =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the six and three month periods ended November 30, 1993 and 1992

(in thousands, except earnings per share)

                                            Six Months Ended  Three Months Ended
                                               November 30,      November 30,
                                              1993     1992     1993      1992
                                              ----     ----     ----      ----
Net sales                                   $177,206 $160,554  $90,313   $82,424

Cost of sales                                 54,839   50,427   27,869    26,088
                                             -------  -------   ------    ------
     Gross profit                            122,367  110,127   62,444    56,336

Selling, general and administrative expenses  65,531   58,822   33,260    29,800

Research and development expense              10,104    8,757    5,074     4,337
                                             -------  -------   ------    ------
     Operating income                         46,732   42,548   24,110    22,199

Other income, net                              2,096    2,240    1,344       994
                                             -------  -------   ------    ------
     Income before income taxes               48,828   44,788   25,454    23,193

Provision for income taxes (Note 5)           16,708   14,311    8,665     7,319
                                             -------  -------   ------    ------
     Net income                             $ 32,120 $ 30,477  $16,789   $15,874
                                             =======  =======   ======    ======

Earnings per share, based on the weighted
     average number of shares outstanding
     during the periods presented              $ .28    $ .27    $ .15     $ .14
                                                ====     ====     ====      ====

Weighted average number of shares            115,308  114,739  115,308   114,739
                                             =======  =======  =======   =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended November 30, 1993 and 1992

(in thousands)

                                                       1993          1992
                                                       ----          ----
Cash flows from (used in) operating activities:
  Net income                                        $  32,120     $  30,477
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                        4,036         3,685
    Amortization                                        2,660         1,907
    Gain on sale of marketable securities, net           (897)         (639)
    Changes in current assets and  current liabilities:
      Accounts and notes receivable, net                1,864        (4,493)
      Inventories                                      (6,674)      (18,942)
      Prepaid expenses and other                          (68)       (1,124)
      Accounts payable                                   (463)       (1,171)
      Accrued income taxes                               (304)        3,301
      Accrued wages and commissions                      (128)           61
      Other accrued expenses                              850          (157)
                                                       ------        ------
          Net cash from operating activities           32,996        12,905
                                                       ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities      7,460         8,684
  Purchase of marketable securities                    (3,994)      (15,718)
  Capital expenditures                                 (3,141)       (9,503)
  Cash invested in affiliates                             (25)         (875)
  Payments on patents capitalized                          --        (1,822)
  Increase in other assets                             (1,539)       (1,073)
  Other                                                  (226)           79
                                                       ------        ------
        Net cash used in investing activities          (1,465)      (20,228)
                                                       ------        ------
Cash flows from (used in) financing activities:
  Issuance of common shares                               502         1,348
  Purchase of treasury shares                          (2,697)           --
  Decrease in short-term borrowings                       (87)           --
  Payment of long-term debt                                --        (4,429)
                                                       ------        ------
        Net cash used in financing activities          (2,282)       (3,081)
                                                       ------        ------
Effect of exchange rate changes on cash                    67          (302)
                                                       ------        ------
Increase (decrease) in cash and cash investments       29,316       (10,706)
Cash and cash investments, beginning of year           44,579        57,878
                                                       ------        ------
Cash and cash investments, end of period             $ 73,895      $ 47,172
                                                       ======        ======

The accompanying notes are a part of the consolidated financial statements. BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. The May 31, 1993 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at November 30, 1993 and May 31, 1993 are as follows:

                                    November 30,    May 31,
                                       1993          1993
                                    ------------    -------
                                          (in thousands)

    Raw materials                      $12,564      $11,374
    Work in process                      7,422        8,041
    Finished goods                      40,654       41,161
    Consigned inventory                 27,602       22,427
                                        ------       ------
                                       $88,242      $83,003
                                        ======       ======

NOTE 3:     COMMON SHARES.

During the six months ended November 30, 1993, the Company issued 201,139 common shares upon the exercise of outstanding stock options for proceeds aggregating $501,670. The Company purchased 300,000 treasury shares during the six month period ended November 30, 1993 for $2,696,875. For financial reporting purposes, the treasury shares are accounted for as retired.

NOTE 4:     INCOME TAXES.

Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires a change from the deferred to the liability method of computing deferred income taxes. The impact of this change was immaterial to the consolidated financial statements. The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to tax exempt income and tax credits.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, concluded

NOTE 5:     CONTINGENCIES.

In February 1990, Dr. Pedro A. Ramos filed a complaint against the Company alleging that the Company had infringed a patent issued to him. Dr. Ramos was seeking a royalty on sales of the Company's Bipolar articulating hip prosthesis, costs and enhanced damages for the alleged willful infringement. During April 1993, the matter was tried before a judge of the United States District Court for the Southern District of Florida, and on September 10, 1993 the judge entered a final judgment and permanent injunction, which concluded the patent of Dr. Ramos was valid and was willfully infringed by the Company. The judgment awarded Dr. Ramos $5.3 million plus costs and accrued interest, which represented the trebling of a $1,770,000 compensatory damage award. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. The Company plans to vigorously pursue its rights of appeal and is in the process of filing the appeal. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1993

As of November 30, 1993, the Company's working capital position remained strong, increasing by $30,075,000 during the first six months of fiscal year 1994 to $254,462,000 and resulting in a working capital ratio of 6.6 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first six months of fiscal year 1994.
Cash and short-term investments increased during the first six months by $26,748,000 to $120,371,000. The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts receivable decreased by $2,918,000 and inventories increased by $5,239,000. Inventories have been increased to support the recent introduction of several new products including the Maxim Total Knee System and the Arthrotek Integrated Endoscopy System (IES 1000). The cost of property, plant and equipment increased $2,074,000 during the first six months of fiscal 1994. Included in the aforementioned changes were decreases in accounts receivable, inventories and property, plant and equipment of approximately $148,000, $385,000 and $159,000, respectively, attributable to the decrease from May 31, 1993 to November 30, 1993 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These decreases did not affect the Company's earnings during the past six-month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Total liabilities decreased slightly to $51,690,000 at the end of the second quarter of fiscal 1994.

Shareholders' equity increased $27,624,000 principally due to the Company's first six months earnings, offset by a decrease of $2,301,000 in the cumulative translation adjustment between periods presented and the purchase of treasury shares.

On September 17, 1993 the Company's Board of Directors authorized the investment of up to $25 million in the outstanding Common Shares of the Company in open market or privately negotiated transactions. The number of shares purchased, if any, will be dependent upon market conditions. Purchases may be made from time to time between September 17, 1993 and September 16, 1994. During the second quarter of fiscal 1994, the Company purchased 300,000 shares for $2,696,875 which have been accounted for as retired shares for financial reporting purposes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1993
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1992

Net sales increased 10% to $177,206,000 for the six month period ended November 30, 1993, from $160,554,000 for the same period last year. The Company's U.S.-based revenue increased 14% to $139,189,000 during the first six months, while foreign sales for the first six months decreased 1% to $38,017,000. For the first six months, Biomet's foreign sales were adversely affected by approximately $4,900,000 due to a stronger U.S. Dollar relative to the British Pound Sterling.

Biomet's worldwide reconstructive device sales during the first six months of fiscal 1994 were $101,659,000, representing a 15% increase compared to the first six months of fiscal year 1993. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System. Sales of Electro-Biology, Inc.'s products were $42,392,000 for the first six months of fiscal 1994, representing a 5% increase as compared to the same period in 1993. This increase was largely attributable to increased demand for Orthofix devices. The Company's "other products" revenues totaled $33,155,000, representing a 4% increase over the first six months of fiscal year 1993, primarily as a result of increased sales of Arthrotek's IES 1000 System and Lorenz's oral-maxillofacial implants.

Cost of sales decreased marginally as a percentage of net sales from 31.4% for the first six months of fiscal 1993 to 30.9% for the first six months of fiscal 1994 due to the increase in reconstructive device sales. Selling, general and administrative expenses increased slightly as a percentage of net sales from 36.6% to 37.0% for the first six months. This increase is attributable to increased marketing efforts through incentive commission programs for the Company's domestic distributors. The increase in research and development expenditures to $10,104,000 during the first six months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income increased 10% from $42,548,000 for the first six months of fiscal 1993 to $46,732,000 for the first six months of fiscal 1994, corresponding to the increase in net sales. Other income decreased during the first six months of fiscal 1994 principally because of lower investment interest rates available to the Company, despite the increase in cash and short-term investments. These factors resulted in a 5% increase in net income for the first six months of fiscal 1994 as compared to the same period in fiscal 1993, increasing from $30,477,000 to $32,120,000 and a 4% increase in earnings per share to $.28 compared to $.27 for last year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1993 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1992

Net sales increased 10% to $90,313,000 for the second quarter of fiscal year 1994, as compared to $82,424,000 for the same period last year. Operating income rose 9% from $22,199,000 for the second quarter of fiscal 1993, to $24,110,000 for the second quarter of fiscal 1994. During the second quarter, net income increased 6% to $16,789,000 as compared to $15,874,000 for the same period last year. Earnings per share increased 7% from $.14 per share for the second quarter of fiscal 1993, to $.15 per share for the same period of fiscal 1994. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Item 1 of Form 10-Q for the period ended August 31, 1993.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOMET, INC.
                            ------------------------
                            (Registrant)

DATE:     1/14/94      BY:  /s/  GREGORY D. HARTMAN
          -------           -----------------------
                            Gregory D. Hartman
                            Vice President - Finance
                            (Principal Financial Officer)
                            (Signing on behalf of the registrant
                            and as principal financial officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

                                                               Sequential
Number Assigned                                                Numbering System
in Regulation S-K                                              Page Number
Item 601               Description of Exhibit                  of Exhibit
- -----------------      -----------------------------------     ----------------
(2)                    No exhibit.

(4)                    4.1 Specimen certificate for Common
                       Shares.  (Incorporated by reference to
                       Exhibit 4.1 to the registrant's Report
                       on Form 10-K for the fiscal year ended
                       May 31, 1985).

                       4.2  Rights Agreement between Biomet,
                       Inc. and Lake City Bank, as Rights
                       Agent, dated as of December 2, 1989.
                       (Incorporated by reference to Exhibit
                       4 to Biomet, Inc. Form 8-K Current
                       Report dated December 22, 1989, File
                       No. 0-12515).

(11)                   No exhibit.

(15)                   No exhibit.

(18)                   No exhibit.

(19)                   No exhibit.

(20)                   No exhibit.

(23)                   No exhibit.

(24)                   No exhibit.

(25)                   No exhibit.

(28)                   No exhibit.