Form 10-Q
period 1994-02-28
BIOMET INC
filed 1994-04-12
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1994.

 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1994:

Common Shares - No Par Value                                 115,299,695 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,299,695 Rights
(Class)                                                      (Number of Shares)

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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1994 and May 31, 1993
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                   1994             1993
                                                ------------       -------
Current assets:
  Cash and cash investments                      $  73,457        $  44,579
  Short-term investments                            57,448           49,044
  Accounts and notes receivable, net                91,267           84,708
  Inventories (Note 2)                              91,682           83,003
  Prepaid expenses and other                        10,286            9,705
                                                   -------          -------
      Total current assets                         324,140          271,039
                                                   -------          -------
Property, plant and equipment, at cost              81,783           77,678
    Less, Accumulated depreciation                  30,255           24,609
                                                   -------          -------
      Property, plant and equipment, net            51,528           53,069
                                                   -------          -------
Intangible assets, net                              10,011           11,417
Excess acquisition cost over fair value
  of acquired net assets, net                        8,041            9,638
Investments in affiliates                            3,921            3,896
Other assets                                         4,965            5,350
                                                   -------          -------
Total assets                                     $ 402,606        $ 354,409
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1994 and May 31, 1993
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,       May 31,
                                                     1994      	     1993
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   1,848        $   2,436
  Accounts payable                                   15,208           12,959
  Accrued income taxes                               11,731           12,202
  Accrued wages and commissions                       7,174            7,227
  Other accrued expenses                             13,494           11,828
                                                    -------          -------
     Total current liabilities                       49,455           46,652

Long-term liabilities:
  Deferred federal income taxes                       2,564            2,564
  Other liabilities                                   3,339            3,874
                                                    -------          -------
     Total liabilities                               55,358           53,090
                                                    -------          -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares (Note 3)                             47,569           46,829
  Additional paid-in capital                         10,409           13,106
  Retained earnings                                 292,822          242,618
  Cumulative translation adjustment                  (3,552)          (1,234)
                                                    -------          -------
     Total shareholders' equity                     347,248          301,319
                                                    -------          -------
Total liabilities and shareholders' equity        $ 402,606        $ 354,409
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 1994 and 1993 (in thousands, except earnings per share)

                                          Nine Months Ended   Three Months Ended
                                             February 28,        February 28,
                                            1994     1993       1994      1993
                                            ----     ----       ----      ----
Net sales                                 $272,869 $244,604   $95,663   $84,050
Cost of sales                               84,070   76,831    29,231    26,404
                                           -------  -------    ------    ------
     Gross profit                          188,799  167,773    66,432    57,646

Selling, general and
 administrative expenses                   100,356   89,403    34,825    30,581
Research and development expense            15,348   13,363     5,244     4,606
                                           -------  -------    ------    ------
     Operating income                       73,095   65,007    26,363    22,459

Other income, net                            3,802    3,190     1,706       950
                                           -------  -------    ------    ------
     Income before income taxes             76,897   68,197    28,069    23,409

Provision for income taxes (Note 4)         26,693   21,688     9,985     7,377
                                           -------  -------    ------    ------
     Net income                           $ 50,204 $ 46,509   $18,084   $16,032
                                           =======  =======    ======    ======
Earnings per share, based on the weighted
     average number of shares outstanding
     during the periods presented            $ .44    $ .41      $ .16    $ .14
                                              ====     ====       ====     ====
Weighted average number of shares          115,285  114,836    115,285  114,836
                                           =======  =======    =======  =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1994 and 1993
(in thousands)

                                                    1994             1993
                                                    ----             ----
Cash flows from (used in) operating activities:
  Net income                                      $  50,204        $  46,509
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                      6,046            5,516
    Amortization                                      4,034            2,915
    Gain on sale of marketable securities, net         (984)            (711)
    Changes in current assets and current liabilities:
        Accounts and notes receivable, net           (7,556)         (12,038)
        Inventories                                 (10,197)         (20,001)
        Prepaid expenses and other                     (688)             192
        Accounts payable                              2,715           (4,765)
        Accrued income taxes                           (354)           3,231
        Accrued wages and commissions                   (20)            (232)
        Other accrued expenses                        1,770              965
                                                    -------          -------
          Net cash from operating activities         44,970           21,581
                                                    -------          -------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities    7,728            9,793
  Purchase of marketable securities                 (15,148)         (16,529)
  Capital expenditures                               (5,065)         (13,175)
  Cash invested in affiliates                           (25)            (875)
  Payments on patents capitalized                        --           (2,733)
  Increase in other assets                             (940)            (759)
  Other                                                (125)          (2,819)
                                                    -------          -------
        Net cash used in investing activities       (13,575)         (27,097)
                                                    -------          -------
Cash flows from (used in) financing activities:
  Issuance of common shares                            	740            1,913
  Purchase of treasury shares                        (2,697)              --
  Decrease in short-term borrowings                    (385)              --
  Payment of long-term debt                            (313)          (4,377)
                                                    -------          -------
        Net cash used in financing activities        (2,655)          (2,464)
                                                    -------          -------
Effect of exchange rate changes on cash                 138              (43)
                                                    -------          -------
Increase (decrease) in cash and cash investments     28,878           (8,023)

Cash and cash investments, beginning of year         44,579           57,878
                                                    -------          -------
Cash and cash investments, end of period          $  73,457        $  49,855
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

NOTE 2:     INVENTORIES.

Inventories at February 28, 1994 and May 31, 1993 are as follows:

                                        February 28,       May 31,
                                           1994             1993
                                        ------------       -------
                                              (in thousands)

    Raw materials                         $13,464          $11,374
    Work in process                         9,006            8,041
    Finished goods                         40,512           41,161
    Consigned inventory                    28,700           22,427
                                           ------           ------
                                          $91,682          $83,003
                                           ======           ======
NOTE 3:     COMMON SHARES.

During the nine months ended February 28, 1994, the Company issued 311,643 common shares upon the exercise of outstanding stock options for proceeds aggregating $740,505. The Company purchased 300,000 treasury shares during the nine month period ended February 28, 1994 for $2,696,875. For financial reporting purposes, the treasury shares are accounted for as retired.

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



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 1994

As of February 28, 1994, the Company's working capital position remained strong, increasing by $50,298,000 during the first nine months of fiscal year 1994 to $274,685,000 and resulting in a working capital ratio of 6.6 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first nine months of fiscal year 1994. Cash and short-term investments increased during the first nine months by $37,282,000 to $130,905,000. The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts receivable and inventories increased by $6,559,000 and $8,679,000, respectively, during the first nine months of fiscal 1994. Accounts receivable has increased due to the increased sales volume in February. Inventories have been increased to support the recent introduction of several new products including the Maxim Total Knee System and the Arthrotek Integrated Endoscopy System (IES 1000). The cost of property, plant and equipment increased $4,105,000 during the first nine months of fiscal 1994. Included in the aforementioned changes were decreases in accounts receivable, inventories and property, plant and equipment of approximately $961,000, $1,446,000 and $872,000, respectively, attributable to the decrease from May 31, 1993 to February 28, 1994 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These decreases did not affect the Company's earnings during the past nine-month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Total liabilities increased slightly to $55,358,000 at the end of the third quarter of fiscal 1994.

Shareholders' equity increased $45,929,000 principally due to the Company's first nine months earnings, offset by a decrease of $2.3 million in the cumulative translation adjustment between periods presented and a decrease of
2.7 million resulting from the purchase of treasury shares.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1994
AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 1993

Net sales increased 12% to $272,869,000 for the nine month period ended February 28, 1994, from $244,604,000 for the same period last year. The Company's U.S.-based revenue increased 14% to $213,390,000 during the first nine months, while foreign sales for the first nine months increased 5% to $59,479,000. For the first nine months, Biomet's foreign sales were adversely affected by approximately $5,600,000 due to a stronger U.S. Dollar relative to the British Pound Sterling.

Biomet's worldwide reconstructive device sales during the first nine months of fiscal 1994 were $158,103,000, representing a 17% increase compared to the first nine months of fiscal year 1993. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System. Sales of Electro-Biology, Inc.'s products were $64,910,000 for the first nine months of fiscal 1994, representing an 8% increase as compared to the same period in 1993. This increase was largely attributable to increased demand for Orthofix devices. The Company's "other products" revenues totaled $49,856,000, representing a 1% increase over the first nine months of fiscal year 1993, primarily as a result of increased sales of Arthrotek's IES 1000 System and Lorenz's oral-maxillofacial implants.

Cost of sales decreased marginally as a percentage of net sales from 31.4% for the first nine months of fiscal 1993 to 30.8% for the first nine months of fiscal 1994 due to the increase in reconstructive device sales. Selling, general and administrative expenses increased slightly as a percentage of net sales from 36.6% to 36.8% for the first nine months. This increase is attributable to increased marketing efforts through incentive commission programs for the Company's domestic distributors. The increase in research and development expenditures to $15,348,000 during the first nine months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income increased 12% from $65,007,000 for the first nine months of fiscal 1993 to $73,095,000 for the first nine months of fiscal 1994, corresponding to the increase in net sales. Other income increased during the first nine months of fiscal 1994 mainly from the increase in cash and short-term investments. The effective income tax rate increased from 31.8% for the first nine months of fiscal 1993 to 34.7% for the same period this year. This increase is due to the increase in the US corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico instituted by the current administration and increased profits in foreign countries where the tax rate is higher.
These factors resulted in an 8% increase in net income for the first nine months of fiscal 1994 as compared to the same period in fiscal 1993, increasing from $46,509,000 to $50,204,000 and a 7% increase in earnings per share to $.44 compared to $.41 for last year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1994 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1993

Net sales increased 14% to $95,663,000 for the third quarter of fiscal year 1994, as compared to $84,050,000 for the same period last year. Operating income rose 17% from $22,459,000 for the third quarter of fiscal 1993, to $26,363,000 for the third quarter of fiscal 1994. During the third quarter, net income increased 13% to $18,084,000 as compared to $16,032,000 for the same period last year. Earnings per share increased 14% from $.14 per share for the third quarter of fiscal 1993, to $.16 per share for the same period of fiscal 1994. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.


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


BIOMET, INC.
- ------------
(Registrant)


DATE: 4/13/94                         BY: /s/  GREGORY D. HARTMAN
     --------                            -------------------------
                                         Gregory D. Hartman
                                         Vice President - Finance
                                         (Principal Financial Officer)

                                         (Signing on behalf of the registrant
                                         and as principal financial officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

                                                                Sequential
Number Assigned                                                 Numbering System
in Regulation S-K                                               Page Number
Item 601               Description of Exhibit                   of Exhibit
- -----------------      --------------------------------         ----------------
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