Form 10-K
period 1994-05-31
BIOMET INC
filed 1994-08-23
CIK 351346

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
      (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended MAY 31, 1994.

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from __________ to  ____________.

                         Commission file No. 0-12515.

                             [BIOMET, INC. LOGO]

            (Exact name of registrant as specified in its charter)

       INDIANA                                          35-1418342
(State of incorporation)                     (IRS Employer Identification  No.)

AIRPORT INDUSTRIAL PARK, P.O. BOX 587, WARSAW, INDIANA              46581-0587
    (Address of principal executive offices)                        (Zip Code)

                                (219) 267-6639
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, WITHOUT PAR VALUE               RIGHTS TO PURCHASE COMMON SHARES
      (Title of class)                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by nonaffiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 19, 1994, as reported by NASDAQ, was approximately $1,003,128,000. As of July 19, 1994, there were 114,517,051 Common Shares outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PARTS OF FORM 10-K
IDENTITY OF DOCUMENT                                   INTO WHICH DOCUMENT
                                                         IS INCORPORATED

Proxy Statement with respect to the 1994 Annual
Meeting of Shareholders of the Registrant                       Part III

The Index to Exhibits is at page ____ in the sequential numbering system. Total pages: ______.

                                   PART  I

ITEM 1.  BUSINESS.

GENERAL

         Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and trauma devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and oral-maxillofacial products and instruments. Biomet and its subsidiaries currently operate manufacturing and/or office facilities in Warsaw, Indiana; Parsippany, New Jersey; Ontario, Aliso Viejo and Redding, California; Jacksonville, Florida; Guaynabo, Puerto Rico; Bridgend, South Wales; Swindon, England; Milan, Italy; Berlin and Ansbach, Germany and Ontario, Canada.
Biomet markets its products in the United States through independent commission sales representatives, in the United Kingdom and Germany primarily through direct factory sales representatives, and in other international markets through both independent and direct factory sales representatives and specialty medical product dealers. Electro-Biology, Inc. ("EBI"), Biomet's principal domestic subsidiary, sells electrical stimulation and external fixation devices through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in approximately 100 countries.

         Unless the context otherwise requires, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

         The Company's products can be divided into three groups:
Reconstructive Products, EBI Products and Other Products. The Company's Reconstructive Products (principally hips, knees and shoulders) and its Other Products (fixation and trauma devices, orthopedic support devices, operating room supplies and arthroscopy products are designed, manufactured and marketed under the Biomet, Arthrotek and Effner trade names (the "Biomet Products"). Also included in Other Products are oral-maxillofacial products and instruments and general surgical instruments which are marketed under the Walter Lorenz trade name. Through EBI, the Company develops, manufactures and markets non-invasive and implantable electrical bone growth and spinal fusion stimulators and distributes the Orthofix line of external fixation devices (the "EBI Products"). The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three fiscal years ended May 31, 1994:

                                                             YEARS ENDED MAY 31,
                                                 ---------------------------------------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
                                  ------------------------------------------------------------------------
                                         1994                          1993                           1992

                                            PERCENT                      PERCENT                        PERCENT
                                  NET       OF NET            NET        OF NET             NET         OF NET
                                SALES       SALES           SALES        SALES            SALES         SALES
                               ------       -----           -----        -----            ------        -----
Reconstructive  Products     $218,145       58%          $188,963          56%          $162,259         59%

EBI Products                   88,714       24             82,136          25             73,549         27

Other Products                 66,436       18             64,274          19             38,987         14
                              -------     -----           --------        ----           -------        ----

Total                        $373,295      100%          $335,373         100%          $274,795        100%
                              =======     =====           ========        ====           =======        ====


RECONSTRUCTIVE PRODUCTS

         Reconstructive products are used to replace joints which have deteriorated as a result of disease (various forms of arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of one or more manufactured components. The Company's primary reconstructive joints are the hip, knee and shoulder, but it also has the capability of producing other peripheral joints (including the ankle, elbow and great toe). The Company also produces the associated instruments required by the orthopedic surgeon to implant the Company's reconstructive products.

         All femoral hip prostheses produced by the Company consist of a femoral head, neck and stem, which can be forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of head sizes, neck lengths, stem lengths, stem cross-sections and configurations. The Company currently offers several total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating either to enhance the attachment of bone cement to the stem or with a press-fit configuration which allows the component's use without bone cement.

         In February 1994, the United States Food and Drug Administration ("FDA") cleared several of Biomet's porous-coated hip components for cementless
use.   This clearance to market was granted pursuant to Section 510(k) of the
Federal Food, Drug and Cosmetic Act and is specifically for noncemented applications in skeletally mature patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint diseases including osteoarthritis, avascular necrosis, traumatic arthritis, slipped capital epiphysis, fused hip, fracture of the pelvis and diastrophic variant. The 510(k) cleared hip components include Mallory-Head Porous Primary Femoral Components, Bi-Metric Porous Primary Femoral Components, Integral Porous Primary Femoral Components, Taperloc Porous Primary Femoral Components, Ranawat/Burstein Porous Primary Femoral Components, Impact Modular Femoral Components, Mallory-Head Modular Femoral Components, PMI Primary Femoral Components, Mallory-Head Acetabular Components, Universal/QSAC Acetabular Components, Ranawat/Burstein/Rx90 Acetabular Components and Impact Acetabular Components.

         In July 1993, the Company received FDA clearance to market and sell ArCom, a new manufacturing method for polyethylene, for use in all of its polyethylene components. ArCom devices are machined from uniform compression molded bar stock, manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize mechanical and wear properties of the polyethylene bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

         Since 1985, one of Biomet's largest and fastest growing reconstructive systems has been the Mallory-Head Total Hip System. The Mallory-Head Hip System is designed to meet surgeon needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal finned geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

         The Mallory-Head revision femoral components provide innovative solutions for difficult revision cases. The long stem revision components feature the primary proximal finned geometry with additional stem lengths to bridge cortical defects and to provide increased stability. The head/neck porous revision components feature multiple resection levels to compensate for proximal bone deficiencies. An optional trochanteric bolt provides additional rotational stability and implant fixation. During fiscal year 1995, Biomet plans to introduce a modular version of these head/neck revision stems to address the complicated revision femur. This new component will allow the surgeon greater flexibility in optimizing component fit in the metaphysis and diaphysis regions simultaneously.

         The Mallory-Head acetabular component is designed with Biomet's RingLoc technology to maximize inter-component congruency. The acetabular component is hemispherical in shape and utilizes four peripheral fins to enhance rim fixation and prevent rotation. A solid finned shell without screw holes is also available for the surgeon who prefers not to supplement component fixation with bone screws but instead to maximize bone-to-implant contact.

          The Maxim Total Knee System, introduced in fiscal year 1993, incorporates primary, posterior stabilized and revision components with state-of-the-art biomaterials and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has a compromised posterior cruciate ligament. The Company has also developed supporting instrumentation for the implantation of the Maxim Total Knee System components. The Maxim Total Knee System continued to expand into new accounts during fiscal year 1994 securing a greater share of the domestic total knee market. The Company anticipates that the Maxim Total Knee System will become its largest selling knee system during the next fiscal year.

         The Company's AGC Total Knee System with its wide variety of options and features is one of the most versatile and comprehensive total knee systems in the orthopedic industry. The AGC Total Knee System consists of left and right femoral components, matching reinforced tibial components, and appropriately sized reinforced patella components for patellar resurfacing.
AGC components are available either with or without a porous titanium alloy surface designed to enhance the attachment of bone cement to the implant surfaces. The Company has also developed surgical techniques and supporting implantation instruments for the AGC and its other knee systems. These instruments allow for accurate implantation of the components and improved
ligament and tendon balance in the knee following the surgical procedure.   The
Company has expanded
its total knee product line to include the Finn Knee
Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous failure or tumor resections.

         Biomet's Patient-Matched Implant ("PMI") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive and trauma devices to orthopedic specialists. This service continues to enhance Biomet's reconstructive market sales. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system.
A patented technology owned by the Company allows the use of CT or MRI data to produce 3-D reconstructions for the design and manufacture of PMIs. With this imaging technology, Biomet's PMI group is able to assist the physician by recreating, prior to surgery, electronic 3-D models. Within strict deadlines, the model is translated into a PMI design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints of the body.

         The Company manufactures and distributes the patented Ultra-Drive Bone Cement Removal System ("Ultra-Drive") which utilizes ultrasonic technology to safely and effectively remove bone cement during revision arthroplasty procedures. This system reduces the amount of time the orthopedic surgeon would usually spend removing an implant and cement during revision procedures. Additionally, the Ultra-Drive reduces the possibility of accidental bone trauma associated with conventional methods addressing bone cement removal. The Company is engaged in ongoing research and development efforts to enhance the use of the Ultra-Drive in other orthopedic applications.

         Reconstructive devices contributing to the Company's sales growth include the Maxim Total Knee System, the Bio-Modular Shoulder, the Mallory-Head Calcar, Impact Modular, Integral 180 and 225 Revision Total Hips, ArCom polyethylene products and the Alliance Instrumentation System.

EBI PRODUCTS

         EBI's primary product categories consist of invasive and non-invasive electrical stimulation devices used in the treatment of recalcitrant bone fractures (nonunions), spinal fusion stimulation devices used as an adjunctive treatment in spinal fusion procedures, external fixation devices and a controlled cold therapy unit to aid in the reduction of post-operative pain, edema and blood loss. The FDA has defined a "nonunion" as a case in which nine months have elapsed from the date of a fracture with no sign of healing for three months. EBI's non-invasive devices generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures and failed joint fusions.

         One of EBI's primary products, the EBI Bone Healing System, is a non-invasive device which produces low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues exposed to the signals. These pulses, when suitably configured in amplitude, repetition rate and duration, affect bone cells. EBI's non-invasive stimulator has two components: treatment heads and a control unit. The treatment heads contain electrical coils and are connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment heads which may be placed over a patient's cast, incorporated into the cast, or worn over the skin.

        EBI's Model 1020 Bone Healing System utilizes household current or a rechargeable power supply and allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast or the coil can be worn over the skin if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment and for patient compliance history. In January 1994, EBI introduced its Model 1200 Bone Healing System. The Model 1200 is a light-weight, smaller and easier to use unit, which should encourage patient compliance and enhance clinical success.

         EBI also manufactures the FLX Flexible Treatment Coils for use with the EBI Bone Healing System. The FLX Flexible Treatment Coils are extremely lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens, and afford higher bone healing success rates. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation.

         The invasive electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF-4 Implantable Spinal Fusion Stimulator is used in conjunction with bone grafting to increase the probability of fusion success. In addition, EBI's SpF-2, a two lead supplement to its SpF implantable spinal product line allows EBI to offer orthopedic surgeons the SpF spinal fusion technology for the growing bilateral/lateral procedure market. Another SpF product, the SpF-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF-T provides easier surgical implantation and explantation while increasing patient comfort. The implantable devices consist of a generator providing a constant direct current to a titanium cathode placed where bone growth is required. In recent years EBI has initiated device modifications and new techniques to its SpF product line to address the anterior lumbar interbody fusion and posterior lumbar interbody fusion market segments.

         Pursuant to agreements with Orthofix s.r.l. of Verona, Italy, EBI has been granted exclusive rights to distribute the Orthofix Dynamic Axial External Fixation System ("Orthofix") in the United States, Canada and the Caribbean Island Basin through May of 1995. EBI is currently engaged in negotiations to renew the Orthofix distribution arrangement and the outcome of these negotiations is uncertain at the present time. In the event that the Orthofix distribution arrangement is not renewed, it could have a material adverse impact on EBI or the Company. Orthofix is an external fixation device used by orthopedic surgeons to hold in place complicated fractures of long bones, commonly the tibia, from outside the affected limb in cases where fixation with casts, rods or plates is inappropriate. Orthofix stabilizes fractures externally from only one side of the limb and is designed to make the application procedure less complex and time consuming than other external fixators. EBI has expanded the Orthofix product line with the introduction of a mini-ball joint fixator used for extra-articular Colles' fractures, a segmental lengthener/bone transport device which is utilized for faster limb lengthening and replacement procedures for large bone defects, and the Orthofix Iowa Pelvic Fixator is used for treating unstable pelvic fractures. The Orthofix Pennig Dynamic Wrist Fixator is used to treat distal radius fractures. This device maintains reduction of the fracture while simultaneously permitting early restoration of function. Overall, EBI's external fixation segment has grown during fiscal year 1994 primarily through product enhancements and the fourth quarter launch of the Pennig Mini External Fixation System for hand and foot applications. The Orthofix devices are covered by United States and foreign patents owned by the manufacturer.

         EBI also distributes the Temptek T-1000, a controlled cold therapy unit used to aid in the reduction of post-operative pain, edema and blood loss. The application of controlled cold therapy has recently expanded into spinal treatment. EBI anticipates the introduction of new controlled cold therapy blanket designs in the next fiscal year. This product is manufactured by Temptek, Inc. of Dallas, Texas, which has granted to EBI exclusive worldwide rights to distribute the Temptek T-1000 unit through 1997.

OTHER PRODUCTS

         The Company also manufactures and distributes several other products including fixation and trauma devices, orthopedic support devices, operating room supplies, arthroscopy products and oral-maxillofacial products. Biomet Medical Products, a separate operating division of the Company, was established during fiscal year 1993 to focus on the expansion of the Company's "other products," except oral-maxillofacial products, and to further penetrate these markets with new products. Walter Lorenz Surgical, Inc. ("Lorenz Surgical") markets the oral-maxillofacial product line.

         FIXATION AND TRAUMA DEVICES.   The Company's fixation and trauma
devices include internal and external bone fixation devices. Internal fixation devices manufactured by Biomet include nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. These implants are intended as aids to healing and not as a replacement of normal body structures, and may be removed when healing is completed.

         The Uniflex Nailing System, which is the Company's largest selling fixation system, addresses a wide range of fractures utilizing one product.
The Uniflex Femoral Nailing System is used for internal fixation of femoral fractures and the flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex Nailing System also includes tibial and humeral nailing systems. Both the S.S.T. small bone locking nail and the Vector Intertrochanteric Nail, a compression nailing system introduced in fiscal year 1993, continue to enhance the Company's fracture fixation family.

         The Company introduced the Compression Hip Screw System during the fourth quarter of fiscal year 1994 and anticipates the introduction stage will continue through the first half of fiscal year 1995. Additionally, the BMP Cable System was introduced during fiscal year 1994. This system is used introperatively, often as part of revision hip surgery, to reduce the risk of
fracture or to repair an existing femoral fracture.   System specific
instrumentation is precise and allows reproducible results.

         ORTHOPEDIC SUPPORT DEVICES. The Company produces an extensive line of standard orthopedic support devices, many of which are sold under the CTN and START trademarks. These devices include elbow, wrist, abdominal, thigh and ankle supports, in addition to a wide variety of knee immobilizers and braces. The CTN product line primarily addresses the sports medicine market. CTN Compression wraps with Soft-Ice were released during the third quarter of fiscal year 1993 for use in compression cold-therapy treatment, both post-operative and during rehabilitation. The Company also distributes the Active Ankle, a unique ankle stirrup brace which addresses the sports rehabilitation market.

         OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters and drapes. The Redi-Vacette Closed Wound Suction System provides post-operative wound suction drainage following both orthopedic and nonorthopedic surgical procedures. The Redi-Flow Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation, and saves operating room time by reducing suction clogs in surgical procedures. The Redi-Drape protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

         The Company's patented Blockaid cut-resistant glove liner, formerly known as Centurion, continues to enhance the Company's operating room supply
product line.   The construction of the glove liner represents a break-through in continuous filament knitting technology allowing stainless steel to be encased in synthetic fibers, providing the most cut-resistant fabric in the market today. Unlike thicker, spun fibers, these glove liners are thin enough to allow increased tactile sensitivity. This product reduces the risk of exposure of operating room personnel to infectious diseases.

         ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of four product categories: power instruments, manual instruments, visualization products and accessories. Arthrotek's principal products currently include the Ellipticut and BackBiter manual instruments, ACL instrumentation utilized in the reconstruction of the anterior cruciate ligament, a suture punch, rotary forceps and ligament fixation implants. FDA 510(k) clearance was recently received for the marketing of Arthrotek's interference screws. Arthrotek also offers the IES 1000 System, a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR maintained in a pre-wired cart. During fiscal year 1994, Arthrotek introduced the PowerPump 800 which enables the use of the IES pump in conjunction with other arthroscopy shaver systems. In May 1993, Arthrotek received FDA clearance to market and sell the Harpoon Suture Anchor for use in attaching soft tissues, tendons and ligaments to bone during surgical shoulder repair procedures. The introduction of the Harpoon Suture Anchor was completed during fiscal year 1994. To extend its suture anchor line, Arthrotek is developing a miniature version of the Harpoon.
Additionally, Arthrotek is working with Poly-Medics (discussed below) to develop a resorbable suture anchor.

         ORAL-MAXILLOFACIAL PRODUCTS. The Company distributes oral-maxillofacial and craniofacial instruments and implants principally marketed to oral-maxillofacial, neurological and craniofacial surgeons through its Lorenz Surgical subsidiary headquartered in Jacksonville, Florida which was acquired in July 1992. Orthognathic instruments, craniofacial instruments, rigid fixation systems, TMJ instruments and exodontia instruments are among the products offered by Lorenz Surgical. Lorenz Surgical recently began marketing micropowered surgical instruments for use in cranio-maxillofacial and small bone surgery. Additionally, Lorenz Surgical is currently developing resorbable plates and screws and dental implants in conjunction with Poly-Medics which will be marketed by Lorenz Surgical upon receiving FDA clearance or approval. Many of the screws and plating products, previously manufactured outside of the Company, are now manufactured in Warsaw, Indiana.

PRODUCT DEVELOPMENT

         For the years ended May 31, 1994, 1993 and 1992, the Company expended approximately $20,521,000, $17,995,000 and $16,620,000 respectively, on research and development, and it is expected that research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products and arthroscopy products.

         The Company's research and development efforts contributed to the introduction in fiscal year 1994 of the following products: BMP Cable System, Biomet Compression Hip Screw System, Impact Revision Hip System, Integral Revision Hip System, RingLoc Bi-Polar Acetabular Cup, Fracture Hip System, ArCom polyethylene products and Axial Knee Instrumentation System.

         EBI conducts a program of research and development intending to maintain its proprietary position and to expand the range of conditions treatable with its electrical stimulation products. This program includes providing equipment and/or funding basic research to study cells and simple biological systems, and clinical investigations. Typically, EBI receives proprietary rights with respect to the data developed as the result of research sponsored by it. EBI recently completed clinical trials to investigate the application of its products in the treatment of avascular necrosis ("AVN") of the femoral head, a debilitating and degenerative disease. In May 1994, EBI received notice from the FDA that it has completed its initial review of EBI's premarket approval application ("PMA"). Further, the FDA has determined the PMA is sufficiently complete to permit a substantive review by the FDA and is, therefore, suitable for filing. EBI also currently has clinical trials underway to develop new indications with PEMF technology for the treatment of fresh fractures.

         In July 1991, the Company and United States Surgical Corporation ("U.S. Surgical") entered into a cooperative effort to develop and market a line of state-of-the-art bioresorbable orthopedic and oral-maxillofacial implants. The cooperative effort has been named Poly-Medics. The Company is contributing its product development, marketing and distribution capabilities while U.S. Surgical is contributing its expertise in polymer technology and product development that led to its successful development of resorbable staples and sutures. Poly-Medics is focusing on three primary areas: bone replacement and augmentation; fracture healing; and musculoskeletal soft tissue repair and reattachment. Poly-Medics has launched the Hard Tissue Replacement Malleable Facial Implant line of products and is distributing them through Lorenz Surgical. Clinical studies utilizing Poly-Medics resorbable polymers are currently in process for maxillofacial, soft tissue reattachment applications and peripheral nerve repair.

         The Company is continuing its work to develop hydroxyapatite ("HAP"), a bioactive surface, to be applied to orthopedic implants which, by eliminating the fibrous tissue interface between the implant and the bone, would improve apposition and attachment to the implant and bone ingrowth into the porous surface of implants. Clinical trials are currently being conducted with the Company's AGC Knee System and four of its hip systems, in which a surface coating is applied over the systems' porous coating. HAP bonds directly to bone at a cellular level.

         The Company has a 51% equity interest in Polmers Reconstructive A/S and has obtained exclusive worldwide distribution rights, with the exception of Scandinavia, for the Polymers Boneloc Bone Cement System. The patented Boneloc Bone Cement System is a proprietary new method of mixing bone cement within and delivering it from a single self-contained unit. Boneloc is currently being marketed outside the United States and the Company is conducting clinical trials within the United States. The Company expects Boneloc to be fully released upon completing the clinical trials and obtaining FDA approval.

         In September 1985, the Company and Hercules Incorporated ("Hercules") entered into a joint venture, BHC Laboratories, Inc., whereby the companies intend to jointly design, develop, produce and market a line of high performance, composite-based orthopedic products. The joint venture applied Hercules expertise in aerospace technology to cost-effective orthopedic devices produced by the Company. Composite-based materials can be produced with a lower modulus of elasticity that approximates the modulus of cortical bone more closely than do the current state-of-the-art metals. The use of composite materials may enhance bone remodeling by transferring stress to the appropriate portions of the bone. Composite materials have potential applications in total joint replacement and internal fixation devices. Given the long-term nature of this project, Biomet and Hercules are currently engaged in negotitations with respect to the future restructuring of the joint venture arrangement.

         The Company has a minority equity interest in Catheter Research, Inc. ("CRI"), the developer of the CRI Vessel Occlusion System. The Company's Vascu-Med subsidiary has obtained exclusive distribution rights to the CRI Vessel Occlusion System in performing peripheral bypass grafting. CRI has received approval from the FDA to market the Vessel Occlusion System, and Vascu-Med has conducted market evaluations to determine market acceptance and distribution strategies of the product. While the product has functioned well clinically, the market's early response to this new technology has been disappointing. It is not clear whether a large enough market can be developed to create a meaningful distribution effort in the future for the product.

GOVERNMENT REGULATION

         The developing, testing, marketing, and manufacturing of medical devices such as arthroscopy products and reconstructive, electrical stimulation and internal fixation devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

         Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations applicable generally to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. Biomet, EBI, Lorenz Surgical, Arthrotek, and Vascu-Med are registered with the FDA.

         In addition, the sale and marketing of specific medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices, including most devices used or implanted in the body, require FDA pre-market approval before they may be distributed other than in clinical trials.

         The Company's reconstructive and trauma products are regulated as Class II or Class III medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a pre-market notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may be placed into Class III by the FDA. In this event, the manufacturer will be required to submit proof of safety and efficacy for these device within 30 months of the Class III determination.

         When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a pre-market approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in submittable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows the initial patient group for two or more years, making periodic reports to the FDA.

         The Safe Medical Device Act of 1990 (the "Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The Act is the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The Act gives the FDA expanded emergency recall authority, requires the submission of a summary of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of Good Manufacturing Practices. The Act also requires all manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health, and requires manufacturers of certain devices to adopt device tracking methods to enable patients to receive required notices pertaining to the devices they receive. The Act increases the importance of tracking products and will most likely add additional administrative requirements pertaining to the sale of many of the Company's implants. Although the precise impact on the Company is currently unknown because the FDA has not yet promulgated all of the regulations needed to fully implement the Act, management does not believe the Act will have a material adverse affect on the Company or its operations.

         In February 1992, the FDA announced that certain uncemented hip prostheses had been reclassified from Class III to Class II. The devices in question are "hip joint metal/polymer/metal semi-constrained porous-coated uncemented prostheses." The FDA has indicated that the porous coating on the femoral stem and acetabular shell must be made of either cobalt-chromium-molybdenum beads or fibers of commercially pure titanium or titanium-aluminum-vanadium alloy. The FDA has defined a range of porosity for the coating and specified the types of materials that can compose the femoral and acetabular components. The FDA has also stated that such devices must have a "design to achieve biological fixation to bone without the use of bone cement." It is anticipated that this reclassification will have a positive impact on the marketing of the Company's porous-coated hip prostheses and that such prostheses will no longer require PMAs and, consequently, require less time for introduction into the marketplace. The Company promptly made the appropriate filings and has since received clearance to market many of its hip systems in accordance with this regulation.

         The medical device industry extensively utilizes the pre-market notification procedures under Section 510(k) of the 1976 Amendments in bringing new products to the market. The Company currently has over fifteen Section 510(k) notifications pending with the FDA, and is experiencing delays in the clearance of new products by the FDA as a result of its attempts to follow the directives of Congress. These delays are likely to continue through the end of fiscal year 1995. Although the delays experienced to date have not had a material adverse impact on the operations of the Company, management is unable to assess the impact of the current circumstances or the effects of any increases in the time for clearance of Section 510(k) notifications on the future operations of the Company.

SALES AND MARKETING

         Biomet Products are distributed in the United States through approximately 318 independent commission sales representatives ("distributors") and sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. Some of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

         EBI's products are distributed in the United States through EBI's wholly-owned subsidiary, EBI Medical Systems, Inc. ("EBIMS"), a Delaware corporation with offices in Parsippany, New Jersey. EBIMS maintains a 120 person direct sales force which operates in assigned territories throughout the United States and through a growing international distribution network in Central and South America, Canada, Asia and Europe.

         Lorenz Surgical products are distributed in the United States through its direct salesforce of approximately 40 sales representatives operating in assigned territories throughout the United States and through a growing international distribution network in Central and South America, Canada, Asia and Europe.

         Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons.

         The Company's customers are the hospitals, surgeons and other physicians who employ its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers as well as the Company's ability to design and manufacture products which will meet the physicians' technical requirements at a competitive price.

         Biomet Products are marketed internationally primarily through direct factory sales representatives in the United Kingdom, Italy and Germany and through both independent and direct factory sales representatives and specialty medical product dealers in other international markets. EBI products are sold internationally by EBI's wholly-owned subsidiary, EBI Medical Systems Ltd., a United Kingdom corporation which utilizes direct sales representatives and independent commission sales representatives in the United Kingdom and specialty medical product dealers in other parts of the world. The Company's products are distributed in approximately 100 countries worldwide.

         For the three fiscal years ended May 31, 1994, 1993 and 1992, the Company's foreign sales were $85,079,000, $78,274,000 and $70,644,000 respectively, or 23%, 23% and 26% of net sales, respectively. Additional data concerning operating income and identifiable assets by geographic areas are set forth in Note I of the Notes to Consolidated Financial Statements included in
Item 8 of this Report.

         The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in the United Kingdom, Italy and Germany. As of May 31, 1994, inventory of approximately $29,632,000 was consigned to these distributors, salespersons and hospitals.

         Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRG"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location.

         The Prospective Payment Assessment Commission acts for Congress in evaluating, redefining and adjusting DRGs to encompass technology changes and efficiencies experienced by hospitals. Biomet Products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures) and DRG 210 (Hip and Femur Procedures).

         The 1983 Amendments have not adversely affected the Company's reconstructve device or electrical stimulation business. However, the Company is experiencing pricing pressure in orthopedic support devices and operating room supplies and in some generic internal fixation device products. The DRG-based prospective payment system may increase the future importance of price as a competitive factor within the orthopedic products and implantable bone growth stimulation markets. Other effects of the prospective payment system on the industry and on the Company cannot be estimated at the present time.

         During fiscal year 1994, the Company initiated "value added" services and programs collectively referred to as the Large Account Management Program ("L.A.M.P."). A group of individuals from the Warsaw, Indiana office work directly with the salesforce, orthopedic surgeons, clinics and hospital administrators to address various concerns, as they arise, in the providing of health care.

COMPETITION

         The business of the Company is highly competitive. Approximately seven other manufacturers offer orthopedic implant products which compete with the Biomet Products. Major companies in this industry include Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; DePuy, a subsidiary of Boehringer-Mannheim Corporation; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd.; Osteonics, Inc., a subsidiary of Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Intermedics Orthopedics, Inc., a division of Sulzermedica. Management believes these seven companies and Biomet have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily on the basis of service and product design, although price competition has recently taken on increasing importance as the orthopedic industry becomes more mature and as health care providers become more concerned with health care costs. At the present time, price is a factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies. In addition, as health care providers become more cost-conscious, they have increasingly limited the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same levels as those of its major competitors. Biomet believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace. As discussed earlier, the Company has initiated L.A.M.P. to enhance the Company's offerings of products, services and programs.

         In the past, new technologies and product concepts in the industry (principally in reconstructive products) have been introduced and applied at extremely rapid rates. New developments in implant systems are frequently introduced into the market before earlier concepts can be fully absorbed. It is management's opinion that this evolution in advanced technology products will continue for the foreseeable future.

        EBI's electrical stimulation products compete with conventional surgical procedures and non-invasive electrical stimulation devices manufactured by others. EBI has the predominant share of the bone growth stimulation market. Other companies offering products in the electrical stimulation market include American Medical Electronics, Inc., Biolectron, Inc., OrthoLogic Corp. and Exogen. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance. The Orthofix fixator competes with other external fixation devices primarily on the basis of ease of application and clinical results.

         Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of Bristol-Myers Squibb Company; Stryker Corporation; Dyonics, Inc., a subsidiary of Smith & Nephew Ltd.; Baxter Health Care Corporation; Acufex Microsurgical, Inc.; Olympus; Richard Wolf; and Karl Storz.

         The Company's trauma and fixation product lines compete with those of ACE Orthopedics, a division of DePuy; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd., and Synthes USA.

         Lorenz Surgical primarily competes in the surgical instrumentation and oral-maxillofacial markets. Its competitors include Synthes USA; Howmedica, Inc., a subsidiary of Pfizer, Inc.; Leibinger LP; ACE Surgical Supply Company, Inc.; and Karl Storz, a business group of American Cyanamid Company.

RAW MATERIALS AND SUPPLIES

         The raw materials used in the manufacture of the Biomet Products are principally nonferrous metallic alloys, stainless steel, polyethylene powder and fabrics. With the exception of cobalt alloy, none of Biomet's raw material requirements are limited by critical supply or single origins to any material extent. Biomet purchases its cobalt alloy from two outside suppliers and is aware of at least three additional suppliers of cobalt alloy. EBI purchases all components of its electrical stimulators from approximately 250 outside suppliers, approximately 15 of whom are the single source of supply for their particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled. Certain suppliers have discontinued supplying silicon, which is used as a component in all of EBI's implantable stimulators. A shortage of this material is not anticipated during the next fiscal year and EBI is currently searching for additional suppliers of silicon and suppliers of silicon substitutes for future needs. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

         As of May 31, 1994, the Company's domestic operations (including
Puerto Rico) employed 1,362 persons, of whom 727 were engaged in production and 635 in sales, marketing, administrative and clerical efforts. The Company's European subsidiaries employed 493 persons, of whom 353 were engaged in production and 140 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union; the production employees at its Bridgend, South Wales, facility are organized. Employees working at the Berlin, Germany facility are represented by a statutory Workers' Council which negotiates labor hours and termination rights. The Workers' Council does not represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides excellent access to both the highly skilled machine operators and the skilled soft goods labor required for the manufacture of the Biomet Products. The
Company's European locations at Bridgend, South Wales, Swindon, England, and Berlin and Ansbach, Germany, also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

PATENTS AND TRADEMARKS

         As a result of the rapid rate of development of reconstructive products, patents have not historically been a major factor in the orthopedic industry. However, patents on specific designs and processes can provide a competitive advantage. Biomet has applied for and been issued patents on certain aspects of several of its major product offerings and has patent applications pending on several products. Management believes that patent protection of products will become more significant as the industry matures.

         EBI holds a United States Patent which covers the manufacture, use and sale of its primary product, the EBI Bone Healing System, which expires in 1995. In connection with the 1988 settlement of certain litigation against American Medical Electronics, Inc. ("AME"), EBI has granted to AME a license under this patent to make, use and sell certain products.

         Biomet, EBI, W. Lorenz and Arthrotek are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. "Orthofix" is a registered trademark of Orthofix s.r.l. in the United States.


ITEM 2.  PROPERTIES.

         The Company has the following properties:


                                                                                                   OWNED/
FACILITY                                     LOCATION                        SQUARE FEET           LEASED
- - - - --------                                     ---------                       -----------           ------

Principal manufacturing facility
and executive offices of Biomet              Warsaw, Indiana                  329,000              Owned

Facility of Biomet/U.S. Surgical
cooperative effort                           Warsaw, Indiana                   11,000              Owned

Office and manufacturing facility
of EBI                                       Guaynabo, Puerto Rico             23,200              Owned

Marketing and sales operations               Parsippany, New Jersey            63,000              Leased
of EBIMS, including accounting,
order entry and customer service
for all EBI products and Orthofix
sales and adminstrative offices
of EBI

United Kingdom manufacturing
and administrative facilities of
the Company                                  (1) Swindon, England              28,000              Owned

                                             (2) Bridgend, South Wales         55,500              Owned

Office and manufacturing facility
of Arthrotek                                 (1) Ontario, California           35,400              Owned

                                             (2) Aliso Viejo, California        4,165              Leased

                                             (3) Redding, California            6,250              Leased

Office and manufacturing facilities
of Effner                                    (1) Berlin, Germany               17,800              Leased

                                             (2) Ansbach, Germany               4,800              Leased



                                                                                                   OWNED/
FACILITY                                           LOCATION                   SQUARE FEET          LEASED
- - - - --------                                           ---------                  ------------         ------
Administrative and distribution facility
of Lorenz Surgical                                 Jacksonville, Florida      32,450               Owned


Office and warehouse facility of Biomet SpA        Milan, Italy               10,764               Owned

Office and warehouse facility of Biomet
and EBI                                            Ontario, Canada             1,800               Leased


         The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products. The 28,000 square foot facility in Swindon is currently undergoing a 12,000 square foot expansion which is to be completed in September 1994. This expansion is expected to provide additional manufacturing, administrative and laboratory space. The 55,500 square foot facility in Bridgend is currently undergoing a 13,000 square foot expansion to provide for additional manufacturing and administrative space. The Bridgend expansion is expected to be complete in November 1994.

ITEM 3.  LEGAL PROCEEDINGS.

         On February 9, 1990, Pedro A. Ramos, M.D., filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleges the Company has infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993, the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and damages of $6,008,000. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. Biomet filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. Biomet filed its Appeal Brief on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12, 1994. The appeal is scheduled for oral argument on September 8, 1994. Biomet has negotiated a license under the Ramos patent to continue selling its old bipolar design while it introduces a new bipolar product. Management continues to conduct a vigorous defense of this matter. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

         There is no other pending litigation of a material nature in which the Company is involved and no such litigation was terminated during the fourth quarter of fiscal 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company's executive officers are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years.

                                       Served as Executive     Current Position(s)
Name, Age and Business Experience        Officer Since          with the Company
- - - - ---------------------------------      -------------------     -------------------
DANE A. MILLER, PH. D., 48
- - - - ----------------------
  President and Chief Executive              1977               President and Chief
  Officer of the Company;                                       Executive Officer and
  Director of the Company since 1977                            Director of the Company.

NILES L. NOBLITT, 43
- - - - ----------------
  Chairman of the Board of the               1978               Chairman of the Board
  Company since September 1986;                                 and Director of the
  President of EBI from July 1988                               Company.
  to January 1990; Director of the
  Company since 1978.

CHARLES E. NIEMIER, 38
- - - - ------------------
  Senior Vice President -                    1984               Senior Vice President -
  International Operations of the                               International Operations
  Company since November 1991;                                  and Director of the
  Senior Vice President -                                       Company
  Warsaw Operations from
  May 1990 to November 1991 and
  Vice President - Finance
  of the Company from May 1984 to
  November 1991; Director of the
  Company since 1987.

GARRY L. ENGLAND, 40
- - - - ----------------
  Senior Vice President - Warsaw             1987               Senior Vice President
  Operations of the Company since                               - Warsaw Operations
  May 1994; Vice President - Research                           of the Company.
  and Development of the Company
  from November 1991 to May 1994;
  prior to November 1991,Vice
  President - Manufacturing of the
  Company.

DANIEL P. HANN, 39
- - - - --------------
  Vice President and General Counsel         1989               Vice President and
  of the Company since July 1989;                               General Counsel,
  Secretary and Director of the                                 Secretary and Director
  Company since September 1989.                                 of the Company.

JOEL P. PRATT, 40
- - - - -------------
  Vice President and General                 1990               Vice President and
  Manager of Biomet                                             Manager of Biomet
  Medical Products since March 1993;                            Medical Products.
  Vice President - Sales and Marketing
  of the Company from January 1990 to
  March 1993; prior to January 1990,
  Director of Marketing of the Company.

GREGORY D. HARTMAN, 37
- - - - ------------------
  Vice President - Finance of the            1991               Vice President - Finance of the Company.
  Company since December 1991;
  prior to December 1991, Controller
  of the Company.

JAMES W. HALLER, 37
- - - - ---------------
  Controller of the Company since            1991               Controller of the Company.
  December 1991; Assistant Controller
  of the Company from June 1990 to
  December 1991; prior to June 1990,
  Accounting Manager of the Company.

DAVID L. MONTGOMERY, 46
- - - - -------------------
  Vice President - Sales and
  Marketing of the                           1993               Vice President - Sales and Marketing of
  Company since March 1993;                                     the Company.
  Director of Sales of the Company
  from September 1990 to March 1993;
  Director of Marketing of the
  Company from January 1990 to
  September 1990; prior to January
  1990, Group Product Manager of the
  Company.

ANTHONY L. FLEMING, 35
- - - - ------------------
  Vice President - Research and              1994               Vice President - Research
  Development of the Company                                    and Development of the
  since May 1994; prior to May 1994,                            Company.
  Director of Product Development.




                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


The following table shows the quarterly range of high and low quotations for the Company's Common Shares as reported by the NASDAQ National Market System for each of the three most recent fiscal years ended May 31.

                                                                         High                        Low
1994
         Fourth                                                         $11 5/8                    $ 9 3/4
         Third                                                           11 7/8                      9 7/8
         Second                                                          12 3/4                      8 3/8
         First                                                           11 3/4                      8 3/8

1993
         Fourth                                                         $13 1/2                    $ 9 3/4
         Third                                                           18 3/4                     10 3/4
         Second                                                          22 1/4                     13 3/4
         First                                                           22 1/4                     14 3/4

1992
         Fourth                                                         $23 1/4                    $15 1/2
         Third                                                           32 3/8                     20
         Second                                                          23                         16 1/4
         First                                                           18 5/8                     13 1/8

The quotations have been adjusted to give effect to all stock splits. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. The approximate number of record holders of outstanding Common Shares as of May 31, 1994 was 14,200. The Company has not paid any dividends within the last three years and the Company does not anticipate that any dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

INCOME STATEMENT DATA
(in thousands, except earnings per share)

Years ended May 31,            1994               1993              1992             1991            1990           1989
Net sales                    $373,295           $335,373         $274,795         $209,690         $162,379       $135,760
Cost of sales                 114,829            104,741           85,657           63,652           51,428         44,312

  Gross profit                258,466            230,632          189,138          146,038          110,951         91,448

Selling, general and
  administrative expenses     136,191            122,170          102,695           80,212           60,945         51,917
Research and development
  expense                      20,521             17,995           16,620           12,872            9,890          9,521

  Operating income            101,754             90,467           69,823           52,954           40,116         30,010

Other income, net               5,278              3,805            6,688            5,646            3,712          2,251

  Income before income
    taxes                     107,032             94,272           76,511           58,600           43,828         32,261

Provision for income taxes     37,214             30,311           24,702           19,126           13,895         10,784

  Net income                 $ 69,818           $ 63,961         $ 51,809         $ 39,474         $ 29,933       $ 21,477

Earnings per share               $.61               $.56             $.46             $.35             $.27           $.19

Weighted average number
  of shares                   115,215            114,934          113,009          111,892          111,136        110,352



BALANCE SHEET DATA
(in thousands)

As of May 31,                   1994               1993            1992              1991            1990            1989
Working capital              $288,408           $224,387         $167,707         $118,512         $ 92,573       $ 63,010
Total assets                  418,077            354,409          279,234          210,660          153,548        119,000
Shareholders' equity          357,283            301,319          232,467          172,928          129,374         97,665

. The selected consolidated financial information includes the results of operations of Lorenz Surgical from June 1, 1992 and Effner GmbH from March 21, 1991
.  Earnings per share data have been adjusted to give effect to all stock splits.
.  The Company paid no cash dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                         Percentage of                                       Percentage
                                           Net Sales                                     Increase (Decrease)

                                                                                 1994             1993
Years ended May 31,            1994             1993             1992           VS. 1993         vs. 1992
Net sales                     100.0%            100.0%           100.0%            11%              22%
Cost of sales                  30.8              31.2             31.2             10               22

     Gross profit              69.2              68.8             68.8             12               22
Selling, general and
 administrative expenses       36.5              36.4             37.4             11               19
Research and development
 expense                        5.5               5.4              6.0             14                8

     Operating income          27.2              27.0             25.4             12               30
Other income, net               1.5               1.1              2.4             39              (43)

     Income before income
      taxes                    28.7              28.1             27.8             14               23
Provision for income
 taxes                         10.0               9.0              8.9             23               23
     Net income                18.7%             19.1%            18.9%             9%              23%

1994 COMPARED TO 1993
The Company achieved record net sales, net income and earnings per share in fiscal 1994. Net sales increased 11% to $373,295,000 as compared to $335,373,000 in 1993. The Company's U.S.-based revenue increased 12% to $288,216,000 in 1994, while foreign sales increased 9% to $85,079,000. For fiscal year 1994, Biomet's foreign sales were adversely affected by approximately $6,500,000 due to a stronger U.S. Dollar relative to the British
Pound Sterling.    Biomet's worldwide reconstructive device sales during fiscal
1994 were $218,145,000, representing a 15% increase compared to fiscal 1993. These increases in revenue were primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System introduced in late fiscal 1993. Sales of EBI's products were $88,714,000 in fiscal 1994, representing an 8% increase over last year. This increase was largely attributable to increased demand for Orthofix devices.
The Company's "other products" revenues totaled $66,436,000, representing a 3% increase over fiscal year 1993, primarily as a result of increased sales of Arthrotek's IES 1000 System and Lorenz's oral-maxillofacial implants.

Cost of sales decreased as a percentage of net sales to 30.8% for 1994 compared to 31.2% for 1993 due to the continued shift in the Company's sales mix to reconstructive devices. The Company's selling, general and administrative expenses slightly increased to 36.5% of net sales in 1994 compared to 36.4% last year. Research and development expense also increased slightly from 5.4% of net sales last year to 5.5% this year, reflecting the Company's commitment to maintain its competitive position within the orthopedic market through technological advancements and to capitalize on future opportunities available within the orthopedic market. The increase in other income is a direct result of income earned on higher investment balances in fiscal 1994 compared to 1993. The effective income tax rate increased from 32.2% in fiscal 1993 to 34.8% this year. This increase is due to the increase in the U.S. corporate income tax rate and changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico instituted by the Clinton Administration. The Company's effective tax rate will continue to increase in future years as the full impact of the Clinton Administration's tax increase takes effect. These factors resulted in a 9% increase in net income from $63,961,000 last year to $69,818,000 and a 9% increase in earnings per share to $.61 per share this year from $.56 per share last year.

During fiscal 1995, the Company will strive to find ways to improve its current growth rate through increased marketing and product development efforts for both domestic and international markets. During the past fiscal year, many promising products were introduced into the marketplace including EBI's Model 1200 Bone Healing System, the Maxim Total Knee System, and the Impact Modular Revision Hip System.

Management believes that some or all of the following factors may be influencing the orthopedic industry and the Company's recent operating results. First, although recessions historically have not had an adverse affect on the orthopedic market, management believes the prolonged worldwide economic weakness may be having a negative influence on elective surgical trends. In addition, the Company is experiencing pricing pressure in orthopedic support devices and operating room supplies and in some generic internal fixation device products. As health care providers become more concerned with health care costs, they have become more selective with respect to the use of higher-cost reconstructive devices which are increasingly limited for use in younger, more active patients. The DRG-based prospective payment system may increase the future importance of price as a competitive factor within the orthopedic product and implantable bone growth stimulation markets. Also, the shift by Medicare to fixed reimbursement rates payable to physicians based on Relative Value Units together with uncer tainties associated with the pending health care reform initiatives of the Clinton Administration have created some uncertainty in the orthopedic market. Finally, the Company has experienced some delays in receiving clearance of new products from the FDA, as a result of the FDA's attempts to follow the directives of Congress. Although such delays have not had a material adverse impact on the financial operations of the Company, management is unable to determine at the present time what impact such delays may have in the future if they continue or become worse.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents and short-term investments increased $47,219,000 to $140,842,000 at May 31,1994 despite purchases of the Company's common shares. This increase is attributable to cash flows generated from operating activities and strict measures implemented in late fiscal 1993 to reduce manufacturing capacities and inventory growth.

Cash flows provided by operating activities were $65,743,000 in 1994 compared to $43,750,000 in 1993. The primary source of the 1994 cash flows from operating activities were profits from operations and an increase in accounts payable, partially offset by increases in accounts and notes receivable and inventories. Accounts and notes receivable increased 14% from $84,708,000 last year to $96,800,000 at May 31, 1994, as a direct result of the increase in net sales for the current fiscal year. Inventories increased 11% to $92,263,000 at May 31, 1994 from $83,003,000 at May 31, 1993, reflecting an increase in the number of units on consignment to support the current level of sales and the support of the recent introduction of several new products including the Mallory-Head and Impact Modular Total Hip Systems, the Maxim Total Knee System and Arthrotek's Integrated Endoscopy System (IES 1000). Included in the aforementioned changes were decreases in accounts and notes receivable and inventories of approximately $608,000 and $858,000, respectively, attributable to the decrease from May 31, 1993 to May 31, 1994 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These decreases did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Cash flows used in investing activities were $26,979,000 in 1994 compared to $31,531,000 in 1993. The primary uses of cash flows from investing activities include purchases of short-term investments and capital expenditures. The Company increased its short-term investments by $21,407,000 due to more attractive investment yields on longer-term investments. The Company's capital expenditures have slowed due to the major expansions completed in fiscal 1993.

Cash flows used in financing activities were $12,440,000 in 1994 compared to $2,192,000 in 1993. The primary use of cash flows from financing activities was the common share repurchase program. On September 17, 1993, the Company's Board of Directors authorized the investment of up to $25 million in the outstanding common shares of the Company in open market or privately negotiated transactions through the close of business on September 16, 1994. During fiscal 1994, the Company purchased 1,260,000 shares for $12,276,000. Future purchases, if any, will be dependent upon market conditions.

Currently available funds, together with the anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated capital needs and research and development costs during the next two fiscal years. The Company expects to spend approximately $65 million during the next two fiscal years for capital expenditures and research and development, and anticipates using a portion of its cash reserves to fund future acquisitions and other business development activities.

In May 1993, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which is effective for fiscal years beginning after December 15, 1993. This statement addresses the accounting for and reporting of investments in equity securities that have readily determinable fair values and for all debt securities. The Company will adopt the new statement as of June 1, 1994, and the effect of implementation will not be material to the Company's consolidated financial statements.

1993 COMPARED TO 1992
In fiscal 1993 net sales increased 22%, or $60,578,000, to $335,373,000 as a result of increased unit sales for the Company's products, principally Biomet's reconstructive devices and EBI's external fixation products and the inclusion of the sales of Lorenz Surgical. Net income and earnings per share increased 23% and 22%, respectively. These increases were possible as a result of strict measures to control selling, general and administrative costs. Selling, general and administrative expenses decreased from 37.4% of net sales in fiscal 1992 to 36.4% for fiscal 1993. Research and development expenditures increased by 8% during fiscal 1993. The decline in research and development expenditures as a percentage of net sales reflected, in part, the inclusion of Lorenz Surgical, the operations of which were not materially dependent upon research and development. The decrease in other income was a direct result of lower investment rates available in fiscal 1993.

During fiscal year 1993, the Company completed the 65,000 square foot expansion of its Warsaw facility. This additional manufacturing and office space is expected to be sufficient to accommodate anticipated future growth.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements and Schedules which appears on page 20 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not Applicable

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1994 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

        Information regarding executive officers of the Company is included in
Part I of this Report under the caption "Executive Officers of the Registrant" on pages 12 and 13.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information included under the captions "Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the captions "Principal Shareholders" and "Share Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1 AND 2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

           See Index to Consolidated Financial Statements and Schedules which appears on page 20 herein.

   (3)     EXHIBITS.

           See Index to Exhibits.

(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BIOMET, INC.


                          By:      /s/   DANE A. MILLER
                                         Dane A. Miller
                              President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 19,1994.



                          By:      /s/  NILES L. NOBLITT
                                   Niles L. Noblitt, Director



                          By:      /s/  DANE A. MILLER
                                   Dane A. Miller, Director  (Principal
                                   Executive Officer)



                          By:       /s/  JERRY L. FERGUSON
                                   Jerry L. Ferguson, Director



                          By:       /s/  M. RAY HARROFF
                                   M. Ray Harroff, Director



                          By:      /s/  KENNETH V. MILLER
                                   Kenneth V. Miller, Director



                          By:      /s/  JERRY L. MILLER
                                   Jerry L. Miller, Director



                          By:      /s/  L. GENE TANNER
                                   L. Gene Tanner, Director



                          By:      /s/  THOMAS F. KEARNS, JR
                                   Thomas F. Kearns, Jr., Director

                          By:      /s/  CHARLES E. NIEMIER
                                   Charles E. Niemier, Director



                          By:      /s/  JAMES M. NORRIS
                                   James M. Norris, Director



                          By:      /s/  DANIEL P. HANN
                                   Daniel P. Hann, Director


                          By:      /s/  MARILYN TUCKER QUAYLE
                                   Marilyn Tucker Quayle, Director


                          By:      /s/  GREGORY D. HARTMAN
                                   Gregory D. Hartman, Vice President -
                                   Finance (Principal Financial Officer)


                          By:      /s/  JAMES W. HALLER
                                   James W. Haller,
                                   Controller (Principal Accounting Officer)

                         BIOMET, INC. AND SUBSIDIARIES
                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

1.       FINANCIAL STATEMENTS:                                             PAGE
                                                                           ----

Report of Independent Accountants.  . . . . . . . . . . . . . . . . . . .   21

Consolidated Balance Sheets as of May 31, 1994 and 1993.  . . . . . . . .   22

Consolidated Statements of Income for the years ended
 May 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . .   23

Consolidated Statements of Shareholders' Equity for
the years ended May 31, 1994, 1993 and 1992.  . . . . . . . . . . . . . .   24

Consolidated Statements of Cash Flows for the years
ended May 31, 1994, 1993 and 1992.  . . . . . . . . . . . . . . . . . . .   25

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  26-32


2.  FINANCIAL STATEMENT SCHEDULES:

Schedule I - Marketable Securities and Other Investments  . . . . . . . .   33

Schedule VIII - Valuation and Qualifying Accounts.  . . . . . . . . . . .   34

Schedule IX - Short-Term Borrowings . . . . . . . . . . . . . . . . . . .   35

Schedule X - Supplementary Income Statement Information.  . . . . . . . .   36

Schedules other than those listed above are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS


COOPERS              certified public accountants
& LYBRAND

To the Shareholders and Board of Directors of Biomet, Inc.:

We have audited the consolidated financial statements and the financial statement schedules of Biomet, Inc. and subsidiaries listed on page 20 of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries as of May 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.


                                                             COOPERS & LYBRAND

South Bend, Indiana
July 1, 1994

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(in thousands)
as of May 31,

                                                                                    1994         1993
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  70,391     $  44,579
  Short-term investments                                                             70,451        49,044
  Accounts and notes receivable, less allowance for doubtful receivables
    (1994 - $3,619 and 1993 - $3,175)                                                96,800        84,708
  Inventories                                                                        92,263        83,003
  Prepaid expenses and other                                                         12,322         9,705
    Total current assets                                                            342,227       271,039
Property, plant and equipment:
  Land and improvements                                                               2,397         2,422
  Buildings and leasehold improvements                                               25,740        24,387
  Machinery and equipment                                                            55,323        50,869
                                                                                     83,460        77,678
  Less, Accumulated depreciation and amortization                                    32,336        24,609
     Property, plant and equipment, net                                              51,124        53,069
Intangible assets, net of accumulated amortization
   (1994 - $10,124 and 1993 - $8,010)                                                 9,599        11,417
Excess acquisition costs over fair value of acquired net assets, net of
  accumulated amortization (1994 - $7,655 and 1993 - $6,020)                         11,427         9,638
Investments in and advances to affiliates                                             1,678         7,828
Other assets                                                                          2,022         1,418
    Total assets                                                                   $418,077      $354,409

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                            $  1,606      $  2,436
  Accounts payable                                                                   18,604        12,959
  Accrued income taxes                                                               13,620        12,202
  Accrued wages and commissions                                                       8,249         7,227
  Other accrued expenses                                                             11,740        11,828
    Total current liabilities                                                        53,819        46,652
Deferred federal income taxes                                                         3,529         2,564
Other liabilities                                                                     3,446         3,874
   Total liabilities                                                                 60,794        53,090
Commitments and contingencies (Note J)

Shareholders' equity
  Preferred shares, $100 par value, authorized 5 shares; none issued                      -             -
  Common shares, without par value:  Authorized 500,000 shares;
    issued and outstanding (1994 - 114,424 shares and 1993 - 115,288 shares)         47,290        46,829
  Additional paid-in capital                                                         13,606        13,106
  Retained earnings                                                                 299,510       242,618
  Cumulative translation adjustment                                                  (3,123)       (1,234)
    Total shareholders' equity                                                      357,283       301,319
    Total liabilities and shareholders' equity                                     $418,077      $354,409

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share) for the years ended May 31,

                                                                        1994               1993            1992
NET SALES                                                             $373,295           $335,373        $274,795
Cost of sales                                                          114,829            104,741          85,657
  Gross profit                                                         258,466            230,632         189,138
Selling, general and administrative expenses                           136,191            122,170         102,695
Research and development expense                                        20,521             17,995          16,620
  Operating income                                                     101,754             90,467          69,823
Other income, net                                                        5,867              4,730           7,516
Interest expense                                                          (589)              (925)           (828)
  Income before income taxes                                           107,032             94,272          76,511
Provision for income taxes                                              37,214             30,311          24,702
  NET INCOME                                                          $ 69,818           $ 63,961        $ 51,809
EARNINGS PER SHARE, BASED ON THE WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING DURING THE YEAR                                   $.61               $.56            $.46
Weighted average number of shares                                      115,215            114,934         113,009

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)
for the years ended May 31, 1994, 1993 and 1992

                                                                              Additional                Cumulative
                                                       Common Shares            Paid-in     Retained    Translation
                                                     Number      Amount         Capital     Earnings    Adjustment
Balance, June 1, 1991                                112,378     $ 40,534      $  7,959     $123,452    $     983

  Issuance of shares                                     170        1,343            -            -           -
  Exercise of stock options                              914        2,427            -            -           -
  Tax benefit arising from the
    exercise of stock options                              -            -        2,279            -           -
  Net income                                               -            -            -       51,809           -
  Translation adjustment                                   -            -            -            -       1,681

Balance, May 31, 1992                                113,462       44,304        10,238      175,261      2,664

  Issuance of shares                                       4           73            -            -           -
  Exercise of stock options                              831        2,436            -            -           -
  Tax benefit arising from the
    exercise of stock options                              -            -        2,868            -           -
  Acquisition of Lorenz Surgical                         991           16            -         3,396          -
  Net income                                               -            -            -        63,961          -
  Translation adjustment                                   -            -            -            -      (3,898)

Balance, May 31, 1993                                115,288       46,829       13,106       242,618     (1,234)

  Issuance of shares                                       7           62            -            -           -
  Exercise of stock options                              389          911            -            -           -
  Repurchase of shares                                (1,260)        (512)        (144)      (11,620)         -
  Tax benefit arising from the
    exercise of stock options                              -            -          644           -            -
  Effect of change from cost to equity method
    of accounting for certain unconsolidated
    subsidiaries                                           -             -            -       (1,306)          -
  Net income                                               -             -            -       69,818           -
  Translation adjustment                                   -             -            -            -       (1,889)

Balance, May 31, 1994                                114,424      $47,290        $13,606    $299,510      $(3,123)

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
for the years ended May 31,


                                                                       1994        1993        1992
Cash flows from (used in) operating activities:
      Net income                                                   $  69,818    $  63,961   $ 51,809
      Adjustments to reconcile net income to net cash from
         operating activities:
            Depreciation                                               8,167        7,590      5,542
            Amortization                                               3,879        4,097      2,617
            Gain on sale of marketable securities, net                (2,213)        (670)    (1,692)
            Equity in losses of affiliates                             1,579          143        219
            Deferred federal income taxes                             (1,130)        (401)       878
            Changes in current assets and current liabilities:
                  Accounts and notes receivable                      (13,092)     (14,328)   (13,664)
                  Inventories                                        (10,097)     (22,171)   (14,986)
                  Prepaid expenses and other                            (448)         332     (1,721)
                  Accounts payable                                     6,414       (4,487)     1,246
                  Accrued income taxes                                 1,818        6,054      4,341
                  Accrued wages and commissions                        1,048        1,226      1,939
                  Other accrued expenses                                   -        2,404        845
            Net cash from operating activities                        65,743       43,750     37,373

Cash flows from (used in) investing activities:
      Proceeds from sales and maturities of short-term investments    21,259       13,784     16,118
      Purchases of short-term investments                            (40,453)     (22,351)   (36,646)
      Capital expenditures                                            (6,545)     (14,912)   (14,048)
      Cash invested in affiliates                                     (1,466)      (2,625)    (1,653)
      Payments on patents capitalized                                     -        (2,733)    (3,134)
      Increase in other assets                                          (666)      (3,172)      (743)
      Other                                                              892          478        423
            Net cash (used in) investing activities                  (26,979)     (31,531)   (39,683)
Cash flows from (used in) financing activities:
      Increase (decrease) in short-term borrowings                      (719)           -        230
      Payments on long-term debt                                        (418)      (4,701)         -
      Issuance of shares                                                 973        2,509      3,770
      Repurchase of shares                                           (12,276)           -          -
      Net cash from (used in) financing activities                   (12,440)      (2,192)     4,000

Effect of exchange rate changes on cash                                 (512)        (226)        (4)

          Increase in cash and cash equivalents                       25,812        9,801      1,686
Cash and cash equivalents, beginning of year                          44,579       34,778     33,092

Cash and cash equivalents, end of year                             $  70,391    $  44,579   $ 34,778

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
            Interest                                               $     581    $     948        803

            Income taxes                                              36,480       24,444     19,033


The accompanying notes are a part of the consolidated financial statements.

BIOMET INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended May 31, 1994, 1993 and 1992

Note A:  Accounting Policies.

The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in more than 20% owned affiliates are accounted for on the equity method. The equity in losses of affiliates aggregated $1,579,000, $143,000 and $219,000, respectively, for the years ended May 31, 1994, 1993 and 1992 and consist primarily of research and development expense. Accordingly, these amounts are included in research and development expense in the consolidated statements of income.

Translation of Foreign Currency - Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in other income, net.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments which do not meet the definition of cash equivalents are classified as short-term investments.

Short-Term Investments - Short-term investments, other than marketable equity securities, are carried at cost or amortized cost, which approximates market. Marketable equity securities are valued at the lower of aggregate cost or market value. Dividend and interest income are accrued as earned. The cost of marketable securities sold is determined by the specific identification method.

Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed based on the estimated useful lives using the straight-line method. Leasehold improvements are amortized over the term of the lease using the straight-line method. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred.

Intangible Assets - Intangible assets consist primarily of patents, trademarks, product technology and acquired license agreements and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from eight to twelve years.

Excess Acquisition Costs Over Fair Value of Acquired Net Assets -
Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to ten years.

Short-Term Borrowings - The Company's German subsidiary, Effner Biomet GmbH, has short-term borrowings of $1,606,000 and $2,436,000 as of May 31, 1994 and 1993 respectively.

Income Taxes - Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Prior to the adoption of SFAS No. 109, deferred income taxes were determined using the deferred method pursuant to Accounting Principles Board Opinion No. 11. Under the deferred method, tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the health care provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and health-care agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and short-term investments. At May 31,1994, cash and cash equivalents and short-term investments included $30 million of deposits and $21 million of certificates of deposit, respectively, with financial institutions in Puerto Rico, and short-term investments also include $21 million of municipal bonds issued by state and local subdivisions in Puerto Rico.

BIOMET INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) for the years ended May 31, 1994, 1993 and 1992

Note B:  Acquisitions.

During the year ended May 31, 1994, the Company increased its ownership in Polymers Reconstructive A/S ("Polymers"), a Dutch company involved in the manufacturing and distribution of a proprietary bone cement system, to 51% in several transactions. Upon exceeding 20% ownership, the Company began accounting for this investment under the equity method, and upon achieving majority ownership, the Company began consolidating Polymers. Goodwill recognized in the consolidation of Polymers aggregates $3.8 million and is
being amortized over a ten-year period.   Also during the year ended May 31,
1994, the Company began accounting for its investment in Catheter Research, Inc. ("CRI"), a company involved in various research and development activities, using the equity method to reflect its increased ownership. The retroactive application of the equity method of accounting for Polymers and CRI resulted in a decrease in the Company's investment in Polymers and CRI of $492,000 and $814,000, respectively, which was charged against retained earnings (the prior years' consolidated financial statements were not restated to reflect the retroactive application of the equity method, since the amounts were immaterial to prior years' consolidated financial statements).

On July 31, 1992, the Company through its wholly-owned subsidiary, Lorenz Surgical Acquisition Corp., issued 990,873 common shares of the Company for all of the issued and outstanding common shares of Walter Lorenz Surgical Instruments, Inc. ("Lorenz Surgical"), a leading marketer of oral-maxillofacial products based in Jacksonville, Florida. The historical carrying value of the assets and liabilities of Lorenz Surgical at the date of acquisition were approximately $12,180,000 and $8,768,000, respectively. The acquisition was accounted for as a pooling of interests and, accordingly, the results of operations of Lorenz Surgical are included in the Company's consolidated statements of income from June 1, 1992. Prior years consolidated financial statements were not restated to reflect the pooling of interests and pro forma consolidated results of operations are not presented as the amounts are not materially different from the Company's historical results.

Note C:  Short-Term Investments.

Marketable securities included in short-term investments as of May 31, 1994 and 1993 consist of the following:

                                                                 1994              1993
                                                                            (in thousands)
Aggregate cost:
         Common stocks                                         $  4,771          $  3,634
         Preferred stocks                                         1.797             4,231
         Bonds                                                   41,283            19,579
         Carrying amount                                        $47,851           $27,444

Aggregate market value                                          $50,538           $29,527

At May 31, 1994 gross unrealized gains aggregated $2,955,000 and gross unrealized losses aggregated $268,000.

Investment income included in other income, net consists of the following:

                                                               1994    1993         1992
                                                                            (in thousands)
Interest income                                              $3,977     $2,839      $2,804
Dividend income                                                 442        586         645
Net realized gains                                            2,202        670       1,662

     Total                                                   $6,621     $4,095      $5,111


Note D: Inventories

Inventories at May 31, 1994 and 1993 consist of the following:

                                                                       1994     1993
                                                                           in thousands
Raw material                                                        $12,729     $11,374
Work-in-process                                                       8,702       8,041
Finished goods                                                       41,200      41,161
Consigned Distributor                                                29,632      22,427

         Total                                                       92,263      83,003

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1994, 1993 and 1992

Note E:  Team Member Benefit Plans.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1994, 1993 and 1992 were $1,546,000, $1,322,000 and
$1,162,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 50% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1994, 1993 and 1992 were $1,075,000, $922,000 and $908,000, respectively.

Biomet Ltd., a subsidiary based in the United Kingdom, has a defined benefit pension plan for all of its salaried Team Members. Pension expense and related pension amounts are immaterial to the consolidated financial statements.

Note F:  Stock Option Plans.

The Company has three stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan (the "Employee Plans") and the 1992 Distributor Stock Option Plan (the "Distributor Plan").

Under the Employee Plans, options may be granted to key employees, at the discretion of the stock option committee, and generally become exercisable in annual increments beginning one year after the date of grant. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date of granting the option, as determined by the Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees is an amount per share of not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees.

An aggregate of 9,680,000 common shares have been reserved for granting under the 1984 Employee Stock Option Plan. An aggregate of 3,000,000 common shares have been reserved for granting under the 1992 Employee and Non-Employee
Director Stock Option Plan.   The 1992 Plan does not affect options granted
under the 1984 Plan.

The Distributor Plan provides for granting of options to purchase common shares of the Company to persons who serve as distributors of the Company's products. An aggregate of 4,000,000 common shares have been reserved for granting under this plan. Under the Distributor Plan, options may be granted from time to time at the discretion of the stock option committee, and become exercisable in full at any time or on a cumulative basis from time to time, in accordance with the stock option agreement prescribed by the stock option committee. The option price is determined by the stock option committee, but shall not be less than the fair market value of such shares on the date of grant, as determined by the committee. All rights under the option terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. No option may have a term longer than ten years from the date the option is granted.

The transactions for common shares under options for the years ended May 31, 1994 and 1993 were as follows:

                                                                Number                 Per Share
                                                              of Shares               Option Price
Outstanding, June 1, 1992                                     3,433,099              $ 1.38 - $26.13
      Granted                                                   940,350               10.25 -  14.63
      Exercised                                                (826,737)               1.38 -  16.25
      Terminated                                               (576,132)               2.86 -  26.13

Outstanding, May 31, 1993                                     2,970,580                1.53 -  15.00
      Granted                                                 1,501,969                8.50 -  10.50
      Exercised                                                (525,518)               1.53 -  10.50
      Terminated                                               (885,678)               3.96 -  13.63

Outstanding, May 31, 1994                                     3,061,353              $ 1.53 - $15.00

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1994, 1993 and 1992

Note F:  Stock Option Plans (Concluded).

Options outstanding at May 31, 1994 which are currently exercisable represent 974,000 shares. The remaining options become exercisable in fiscal years 1995 (599,000 shares); 1996 (381,000 shares); 1997 (416,000 shares); 1998 (356,000 shares); 1999 (310,000 shares) and 2000 through 2002 (25,353 shares). As of May 31, 1994, 6,956,092 shares were reserved for future options, compared with 7,572,383 shares at May 31, 1993.

No adjustment was made to the weighted average number of shares outstanding to reflect the exercise of outstanding stock options since the effect would be immaterial.

Note G:  Shareholders' Equity.

In September 1993, the Board of Directors authorized the Company to repurchase up to $25 million of the issued and outstanding common shares of the Company in open market purchases or privately negotiated transactions through the close of business on September 16, 1994. During the year ended May 31, 1994, the Company purchased 1,260,000 shares of its common stock at an aggregate cost of $12,276,000.

On December 2, 1989, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan (the "Plan") under which the Company declared a dividend of one common share purchase right for each common share outstanding to shareholders of record on December 26, 1989 (the "Right"). Each Right entitles the shareholder to purchase from the Company one common share at a price of $37.50 per common share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires 15% or more or tenders for 30% or more of the Company's outstanding common shares.

The Plan also provides that if any person or group becomes an "Acquiring Person", each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of one cent per Right at any time prior to them becoming exercisable, and the Rights expire on December 2, 1999. The Plan was designed to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover.

Note H:  Income Taxes.

Effective June 1, 1993, the Company adopted SFAS No. 109, (see Note A). As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. The adoption of SFAS No. 109 did not have a material effect in the Company's consolidated financial statements.

The components of income before income taxes are as follows:



                                    1994             1993             1992
                                                          (in thousands)

United States operations          $ 96,014          $86,356          $68,277
Foreign operations                  11,018            7,916            8,234

     Total                        $107,032          $94,272          $76,511

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1994, 1993 and 1992


Note H:  Income Taxes (Concluded).

The provision for income taxes is summarized as follows:


                                                                                1994       1993         1992
                                                                                             (in thousands)

Current:

         Federal                                                               $25,937     $21,736     $14,840
         State, including Puerto Rico                                            7,806       6,118       5,954
         Foreign                                                                 4,601       2,858       3,030

                                                                                38,344      30,712      23,824

Deferred tax (credit) expense                                                   (1,130)       (401)        878

         Total                                                                 $37,214     $30,311     $24,702

Effective tax rate                                                                34.8%       32.2%       32.3%


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                                  1994        1993        1992
     U.S. statutory income tax rate                                               35.0%       34.0%       34.0%
     Add (deduct):
         State taxes, less effect of federal reduction                             3.7         3.7         4.0
         Foreign income taxes at rates different from the U.S. statutory rate       .3          .2          .3
         Tax benefit relating to operations in Puerto Rico                        (4.8)       (5.4)       (5.5)
         Research and development tax credit                                      ( .1)          -        ( .3)
         Earnings of Foreign Sales Corporation                                    ( .5)       ( .4)       ( .3)
         Other                                                                     1.2          .1          .1

                                                                                  34.8%       32.2%       32.3%


Deferred income taxes reflect the estimated future net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset and liability at May 31, 1994 are as follows:

                                                                        1994
                                                                             (in thousands)

Current deferred tax asset:
     Accounts receivable                                              $  1,156
     Inventories                                                         1,932
     Accrued expenses                                                    1,695
     Investments in affiliates and joint ventures                        1,886

         Net current deferred tax asset                               $  6,669

Long term deferred tax asset (liability):
     Depreciation                                                     $ (3,586)
     Other                                                                  57
         Net long-term deferred tax liability                         $ (3,529)

No provision has been made for U.S. federal and state income taxes or foreign taxes of the undistributed earnings ($33,459,000 at May 31, 1994) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1994, 1993 and 1992

Note I: Industry Segment and Geographic Information

The Company operates in one dominant industry segment which includes the designing, manufacturing and marketing of reconstructive and trauma devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and oral-maxillofacial implants and instruments used primarily by orthopedic medical specialists in both surgical and non-surgical therapy.

Net sales, operating income and identifiable assets by geographic area are presented in the following table. The Company's major identifiable assets are located in the United States (North America) and the United Kingdom, Germany and Italy (Europe).



                                                 1994         1993        1992
                                                                   (in thousands)
Net sales:
         North America                         $316,936     $283,028    $227,737
         Europe                                  56,359       52,345      47,058
         Intercompany                            13,827        9,648       6,625
         Eliminations                           (13,827)      (9,648)     (6,625)

                                               $373,295     $335,373    $274,795

Operating income:
         North America                         $ 89,805     $ 81,811    $ 61,077
         Europe                                  11,949        8,656       8,746

                                               $101,754     $ 90,467    $ 69,823

Identifiable assets:
         North America                         $355,206     $300,884    $230,434
         Europe                                  70,131       56,506      48,291
         Eliminations                            (7,260)      (2,981)        509

                                               $418,077     $354,409    $279,234

Intercompany transfers, primarily from North America to Europe, are made at agreed upon prices which include a profit element. Domestic export sales, primarily to European countries, aggregated $28,720,000, $25,929,000 and $23,586,000 for the years ended May 31, 1994, 1993 and 1992, respectively.


Selected financial data of the Company's foreign subsidiaries is as follows:



                                                 1994         1993        1992
                                                                   (in thousands)
Net sales                                      $ 61,197     $ 54,505    $ 49,701
Net income                                     $  6,417     $  4,871    $  5,205
Current assets                                 $ 53,515     $ 45,592    $ 36,344
Property, plant and equipment                    11,151        9,377      10,285
Intangible assets                                 2,734        3,261       3,571

                                                 67,400       58,230      50,200

Current liabilities                              18,332       15,777      14,683
Intercompany loans                               13,803        8,746       2,517
Long-term liabilities                             1,345        1,240       1,318

                                                 33,480       25,763      18,518

    Net assets                                 $ 33,920     $ 32,467    $ 31,682

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (CONCLUDED)
for the years ended May 31, 1994, 1993 and 1992

Note J:  Commitments and Contingencies.

Leases - The Company's subsidiary, Electro-Biology, Inc. ("EBI"), leases its Parsippany facility under a ten-year lease agreement, expiring in 1997, accounted for as an operating lease, with the right to expand and/or purchase at its option. Under the terms of the lease, EBI is obligated for normal expenses such as maintenance, insurance, utilities and real estate taxes. At May 31, 1994, future minimum annual payments due under this lease are as follows: 1995 - $1,398,000; 1996 - $1,398,000 and 1997 - $932,000. Total
rental expense for all operating leases for the years ended May 31, 1994, 1993 and 1992 aggregated $1,602,000, $1,577,000 and $1,096,000, respectively.

Medical Insurance Plan - The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $125,000 per Team Member annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management determined estimated liability for claims incurred but not reported.

Liability Insurance - Subsequent to 1989, the Company began self-insuring for product liability claims. Self-insurance retention liability is $2,000,000 per occurrence and $4,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the umbrella carrier. Self-insurance costs are accrued based on reserves set in consultation with the umbrella carrier for reported claims and a management determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - On September 10, 1993, the judge of the United States District Court for the Southern District of Florida entered a judgment and permanent injunction, which concluded a patent of the plaintiff was valid and was willfully infringed by the Company. The court held that the plaintiff was entitled to damages of $5.3 million, plus costs and accrued interest. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. On September 20, 1993, the Company filed an appeal and on May 13, 1994, the briefing at the Court of Appeals for the Federal Circuit was completed. A date for oral argument has not been set. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business. The results of litigation proceedings cannot be predicted with certainty; however, management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

Note K:  Subsequent Event (unaudited).

On July 16, 1994, the Company and Kirschner Medical Corporation ("Kirschner") signed a definitive agreement to merge Kirschner with a wholly-owned subsidiary of the Company. In the definitive agreement, Kirschner accepted the proposal of the Company to purchase all of the issued and outstanding shares (approximately 3.5 million shares are issued and outstanding) of Kirschner common stock for $10.75 per share in cash or an equivalent value in common stock of the Company. The Company will select whether to use all cash or all stock in the transaction. If stock is used, Kirschner shareholders will receive not less than 0.9 shares of stock of the Company for each share of Kirschner
stock.   The consummation of the transaction is subject to certain conditions, including the approval of Kirschner shareholders.

On August 12, 1994, the Company purchased from Figgie International, Inc. ("Figgie") their entire stake in Kirschner (685,222 Kirschner shares representing 19.9% of the issued and outstanding shares) and a $2.5 million promissory note held by Figgie and issued to Kirschner's Spanish subsidiary, IQL.

                         BIOMET, INC. AND SUBSIDIARIES
            SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS

                                 May 31, 1994
                                (in thousands)



              Col. A                    Col. B          Col. C               Col. D                    Col. E

                                       Number of                                                   Amount at which
                                       shares or                                                   each portfolio
                                        units-                                                        of equity
                                       principal                         Market value of          security issues and
   Name of issuer                      amounts of                         each issue at             other security
 and title of each                       bonds         Cost of            balance sheet           issues are carried in
       issue                           and notes      each issue              date                  the balance sheet
- - - - ------------------------              ----------     -----------        ---------------          ----------------------
Marketable debt securities:

Municipal security
 mutual funds                          $  8,487          $  8,489            $  8,500              $  8,489

U.S. state entities                       5,391             5,366               5,365                 5,366

U.S. local
 municipalities                           6,761             6,647               6,636                 6,647

Puerto Rican entities                    10,094             9,985              10,022                 9,929

Collateralized mortgage
 obligations - Puerto Rico               10,964            10,898              10,759                10,852

Marketable preferred stock                   78             1,797               1,742                 1,797

Marketable common stock                     519             4,771               7,514                 4,771

Certificates of deposit
 (included in short-term
 investments)                            22,600            22,600              22,600                22,600
                                                           ------              ------                ------

    Total short-term investments                          $70,553             $73,138               $70,451
                                                          =======             =======               =======


                         BIOMET, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended May 31, 1994, 1993 and 1992
                                 (in thousands)


     Col. A               Col. B                            Col. C                  Col. D        Col. E
                                                           Additions
                                                  ----------------------------
                                                     (1)              (2)
                                                                   Charged to
                               Balance at         Charged to         other                      Balance at
                               beginning          costs and         accounts       Deductions       end
   Description                 of period           expenses         describe        describe     of period
   -----------                 ---------           --------         --------        --------     ---------
Allowance for
  doubtful accounts:

For the year ended
     May 31, 1994                 $3,175           $2,415           $129 (B)         $2,137 (A)     $3,619
                                                                                       (37) (C)
                                  ======           ======           ====             ======         ======

For the year ended
     May 31, 1993                 $2,891           $2,061           $265 (B)         $1,972 (A)     $3,175
                                                                                         70 (C)
                                  ======           ======           ====             ======         ======

For the year ended
     May 31, 1992                 $2,830           $2,086           $116 (B)         $2,170 (A)     $2,891
                                                                                       (29) (C)
                                  ======           ======           ====             ======         ======

Notes:
  (A) Uncollectible accounts written off
  (B) Collection of previously written off accounts
  (C) Effect of foreign currency translation adjustment

                         BIOMET, INC. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS

                for the years ended May 31, 1994, 1993 and 1992
                                 (in thousands)



          Col. A                            Col. B           Col. C            Col. D              Col. E             Col. F

                                                                            Maximum amount      Average amount    Weighted average
        Category of                       Balance at        Weighted          outstanding        outstanding       interest rate
      aggregate short-                       end             average          during the          during the        during the
      term borrowings                     of period       interest rate         period              period            period
      ----------------                    ---------       -------------      ------------       --------------    ---------------
For the year ended May 31, 1994
       Bank Line
     of Credit (A)                          $1,606            10.5%              $2,436              $2,021            10.5%

For the year ended May 31, 1993
       Bank Line
     of Credit (A)                          $2,436            10.5%              $2,436              $2,401            10.5%

For the year ended May 31, 1992
       Bank Line
     of Credit (A)                          $2,367            10.5%              $2,367              $2,180            10.5%



(A) Short-term borrowings were incurred in connection with the acquisition of Effner GmBH and represent borrowings under a $1,606 unsecured bank line of credit with interest at 10.5%.

                         BIOMET, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                for the years ended May 31, 1994, 1993 and 1992
                                 (in thousands)


          Col. A                                                   Col. B

           Item                                          Charged to Costs and Expenses
- - - - --------------------------------                        ------------------------------

                                                        1994         1993         1992
                                                        ----         ----         ----
Amortization of deferred charges and
  intangible assets:

    Excess acquisition cost                             $1,635       $ 1,292      $1,023

    Patents                                              2,114         2,030       1,497

    Other deferred costs                                   130            79         116

Royalties                                                6,278         4,444       3,334

Items not shown above have been omitted because they are less than one percent of net sales in each year.

                                  BIOMET, INC.
                                   FORM 10-K
                                  MAY 31, 1994

                               INDEX TO EXHIBITS

                                                                                                 Sequential
         Number Assigned                                                                      Numbering System
         in Regulation                                                                          Page Number
         S-K, Item 601                       Title of Exhibit                                    of Exhibit
         ---------------                     ----------------                                 -----------------
         (3)              3.1              Amended Articles of
                                           Incorporation filed July 23,
                                           1982.  (Incorporated by reference
                                           to Exhibit 3(a) to Biomet, Inc.
                                           Form S-18 Registration Statement,
                                           File No. 2-78589C).

                          3.2              Articles of Amendment to
                                           Amended Articles of
                                           Incorporation filed July 11,
                                           1983.  (Incorporated by
                                           reference to Exhibit 3.2 to
                                           Biomet, Inc.  Form 10-K Report
                                           for year ended May 31, 1983,
                                           File No. 0-12515).

                          3.3              Articles of Amendment to
                                           Amended Articles of
                                           Incorporation filed August 22,
                                           1987.  (Incorporated by
                                           reference to Exhibit 3.3 to
                                           Biomet, Inc. Form 10-K Report
                                           for year ended May 31, 1987,
                                           File No. 0-12515).

                          3.4              Articles of Amendment of the
                                           Amended Articles of
                                           Incorporation filed September
                                           18, 1989.  (Incorporated by
                                           reference to Exhibit 3.4 to
                                           Biomet, Inc. Form 10-K Report
                                           for year ended May 31, 1990,
                                           File No. 0-12515.)

                          3.5              Amended and Restated Bylaws.
                                           (Incorporated by reference to
                                           Exhibit 4.2 to Biomet, Inc.
                                           Form S-3 Registration Statement,
                                           File No. 33-33376).

         (4)              4.1              Specimen certificate for
                                           Common Shares.  (Incorporated
                                           by reference to Exhibit 4.1 to
                                           Biomet, Inc. Form 10-K Report
                                           for year ended May 31, 1985,
                                           File No. 0-12515).

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
                                           December 22, 1989, File No.
                                           0-12515).

         (9)                               No exhibit

         (10)             10.1             Employee Stock Option Plan, as
                                           last amended December 14, 1991.
                                           (Incorporated by reference to
                                           Exhibit 10.1 to Biomet, Inc. Form 10-K
                                           Report for year ended May 31, 1992,
                                           File No. 0-12515).

                          10.2             Form of Employee Stock Option Agreement.
                                           (Incoporated by reference to Exhibit 10.2
                                           to Biomet, Inc. Form 10-K Report for year
                                           ended May 31, 1991, File No. 0-12515).

                          10.3             Narrative statement as to terms
                                           of cash bonus plan for executive
                                           officers (Incorporated by reference
                                           to Exhibit 10.4 to Biomet, Inc.
                                           Form 10-K Report for year ended
                                           May 31, 1989, File No. 0-12515).

                          10.4             Lease dated January 9, 1985
                                           between EBI Medical Systems,
                                           Inc. and Lincoln Property
                                           Company No. 2071, Ltd.
                                           (Incorporated by reference
                                           to Exhibit (10)(m) to
                                           Electro-Biology, Inc. Form
                                           10-K Report for year ended
                                           December 31, 1985, File No.
                                           0-10806).

                          10.5             English translation of
                                           Distributorship
                                           Agreement relating to the
                                           United Kingdom, dated January 1,
                                           1989, between Orthofix s.r.l.
                                           and EBI Medical Systems Ltd.
                                           (UK) (Incorporated by reference
                                           to Exhibit 10.10 to Biomet, Inc.
                                           Form 10-K Report for year ended
                                           May 31, 1989, File No. 0-12515).

                          10.6             English translation of Agency
                                           Agreement relating to United
                                           States, Canada and the Caribbean
                                           Island Basin dated June 1, 1990
                                           between Orthofix s.r.l. and EBI
                                           Medical Systems, Inc.  (Incorporated
                                           by reference to Exhibit 10.9 to
                                           Biomet, Inc. Form 10-K Report for
                                           year ended May 31, 1990, File No.
                                           0-12515).
                          10.7             Agreement of Merger by and among Biomet,
                                           Inc., Lorenz Surgical Acquisition Corp.,
                                           Walter Lorenz Surgical Instruments, Inc.,
                                           and Walter Lorenz, dated as of July 23, 1992,
                                           and schedules thereto. (Incorporated by reference
                                           to Exhibit 2.1 to Biomet, Inc. Form S-3
                                           Registration Statement, File No. 33-50420).

                          10.8             Employee and Non-Employee Director Stock Option
                                           Plan, dated September 18, 1992.  (Incorporated by
                                           reference to Exhibit 19.1 to Biomet, Inc. Form 10-K
                                           Report for year ended May 31, 1993, File No. 0-12515).

                          10.9             Form of Stock Option Agreement.  (Incorporated by
                                           reference to Exhibit 4.03 to Biomet, Inc. Form S-8
                                           Registration Statement, File No. 33-65700).

         (11)             11.1             Computation of Earnings Per Common Share.

         (12)                              No exhibit.

         (13)                              No exhibit.

         (16)                              No exhibit.

         (18)                              No exhibit.

         (21)             21.1             Subsidiaries of the Registrant.

         (22)                              No exhibit.

         (23)             23.1             Consent of Coopers & Lybrand.

         (24)                              No exhibit.

         (27)                              No exhibit.

         (28)                              No exhibit.