Form 10-Q
period 1994-08-31
BIOMET INC
filed 1994-10-17
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1994.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1994:

Common Shares - No Par Value                                 114,544,408 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             114,544,408 Rights
(Class)                                                      (Number of Shares)

The Index to Exhibits is at page _____ in the sequential numbering system. Total pages:_______.


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7-8


    Part II.   Other Information                                             9

    Signatures                                                              10

    Index to Exhibits                                                       11



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1994 and May 31, 1994
(in thousands)

ASSETS
                                                 August 31,        May 31,
                                                   1994             1994
                                                 ----------        -------
Current assets:
  Cash and cash investments                      $  70,113        $  70,391
  Short-term investments                            82,630           70,451
  Accounts and notes receivable, net                95,863           96,800
  Inventories                                       96,176           92,263
  Prepaid expenses and other                        15,481           12,322
                                                   -------          -------
      Total current assets                         360,263          342,227
                                                   -------          -------
Property, plant and equipment, at cost              85,997           83,460
    Less, Accumulated depreciation                  34,693           32,336
                                                   -------          -------
      Property, plant and equipment, net            51,304           51,124
                                                   -------          -------
Intangible assets, net                               9,161            9,599
Excess acquisition cost over fair value
  of acquired net assets, net                       11,160           11,427
Investments in and advances to affiliates            9,838            1,678
Other assets                                         1,965            2,022
                                                   -------          -------
Total assets                                     $ 443,691        $ 418,077
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1994 and May 31, 1994
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,        May 31,
                                                     1994      	     1994
                                                  ----------        -------
Current liabilities:
  Short-term borrowings                           $   1,350        $   1,606
  Accounts payable                                   17,199           18,604
  Accrued income taxes                               19,449           13,620
  Accrued wages and commissions                       6,829            8,249
  Other accrued expenses                             14,718           11,740
                                                    -------          -------
     Total current liabilities                       59,545           53,819

Long-term liabilities:
  Deferred federal income taxes                       3,529            3,529
  Other liabilities                                   3,401            3,446
                                                    -------          -------
     Total liabilities                               66,475           60,794
                                                    -------          -------
Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      47,506           47,290
  Additional paid-in capital                         13,606           13,606
  Retained earnings                                 316,623          299,510
  Unrealized gain on certain equity securities        2,300               --
  Cumulative translation adjustment                  (2,819)          (3,123)
                                                    -------          -------
     Total shareholders' equity                     377,216          357,283
                                                    -------          -------
Total liabilities and shareholders' equity        $ 443,691        $ 418,077
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 1994 and 1993
(in thousands, except earnings per share)

                                            1994              1993
                                            ----              ----
Net sales                                 $ 96,226         $ 86,893
Cost of sales                               29,805           26,970
                                           -------          -------
     Gross profit                           66,421           59,923

Selling, general and
 administrative expenses                    35,166           32,271
Research and development expense             5,215            5,030
                                           -------          -------
     Operating income                       26,040           22,622

Other income, net                            1,391              752
                                           -------          -------
     Income before income taxes             27,431           23,374

Provision for income taxes                  10,318            8,043
                                           -------          -------
     Net income                           $ 17,113         $ 15,331
                                           =======          =======
Earnings per share, based on the weighted
     average number of shares outstanding
     during the periods presented            $ .15            $ .13
                                              ====             ====
Weighted average number of shares          114,377          115,359
                                           =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1994 and 1993
(in thousands)

                                                    1994             1993
                                                    ----             ----
Cash flows from (used in) operating activities:
  Net income                                      $  17,113        $  15,331
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                      2,077            2,002
    Amortization                                        843              866
    Gain on sale of marketable securities, net          (12)            (222)
    Equity in losses of affiliates                      600              450
    Changes in current assets and current liabilities:
        Accounts and notes receivable, net            1,275            3,084
        Inventories                                  (3,273)          (4,152)
        Prepaid expenses and other                   (3,254)               2
        Accounts payable                             (2,115)           1,965
        Accrued income taxes                          5,743            4,533
        Accrued wages and commissions                (1,392)          (1,283)
        Other accrued expenses                        2,919             (564)
                                                    -------          -------
    Net cash from operating activities               20,524           22,012
                                                    -------          -------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities    1,478            8,351
  Purchase of marketable securities                 (11,345)          (3,205)
  Capital expenditures                               (2,038)          (1,355)
  Cash invested in and advanced to affiliates        (8,760)              (6)
  Increase in other assets                               35             (537)
  Other                                                 536               40
                                                    -------          -------
     Net cash from (used in) investing activities   (20,094)           3,288
                                                    -------          -------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                    (318)            (332)
  Issuance of common shares                             215              284
                                                    -------          -------
     Net cash used in financing activities             (103)             (48)
                                                    -------          -------
Effect of exchange rate changes on cash                (605)             277
                                                    -------          -------
Increase (decrease) in cash and cash investments       (278)          25,529
Cash and cash investments, beginning of year         70,391           44,579
                                                    -------          -------
Cash and cash investments, end of period          $  70,113        $  70,108
                                                    =======          =======


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. The May 31, 1994 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE 2:     INVESTMENTS.

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain investments to be categorized as either trading, available-for-sale or held-to-maturity. The Company has no investments categorized in the trading category at August 31, 1994. Investments in the available-for-sale category, approximately $35,946,000 at August 31, 1994, are carried at fair value with unrealized gains and losses recorded as a special component of shareholders' equity, approximately $2,300,000 at August 31, 1994. Investments in the held-to-maturity category are carried at amortized cost, approximately $46,684,000 at August 31, 1994. The proceeds from sales of marketable securities are all from the available-for-sale category. Gross realized gains or losses on these sales were immaterial.


NOTE 3:     INVENTORIES.

Inventories at August 31, 1994 and May 31, 1994 are as  follows:

                                August 31,      May 31,
                                  1994            1994
                                ----------      -------
                                     (in thousands)

    Raw materials                $12,839        $12,729
    Work in process                8,575          8,702
    Finished goods                38,617         41,200
    Consigned inventory           36,145         29,632
                                 -------        -------
                                 $96,176        $92,263
                                 =======        =======


NOTE 4:     INCOME TAXES.

The effective income tax rate increased due to the increase in the US corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico and increased profits in foreign countries where the tax rate is higher. The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.


NOTE 5:     COMMON SHARES.

During the three months ended August 31, 1994, the Company issued 120,483 common shares upon the exercise of outstanding stock options for proceeds aggregating $215,311.


NOTE 6:     CONTINGENCIES.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleges the Company has infringed his patent. In April 1993, the matter was tried before judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12, 1994. Oral arguments were heard on September 8, 1994. The Company has negotiated a license under the Ramos patent to continue selling its old bipolar design while it introduces a new bipolar product. Management continues to conduct a vigorous defense of this matter. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.


NOTE 7:     ACQUISITIONS.

On July 16, 1994, the Company signed a definitive agreement to merge Kirschner Medical Corporation ("Kirschner") with a wholly-owned subsidiary of the Company. The agreement, as subsequently amended, entitles each Kirschner shareholder an election (subject to a maximum amount of stock to be issued) to receive $10.75 per share in cash or an equivalent value in Biomet shares (subject to a minimum ratio of .9 Kirschner shares per 1 Biomet share). Proxies were mailed to Kirschner's shareholders on October 5, 1994 with a special meeting to vote on the merger scheduled for November 4, 1994. If an affirmative vote is obtained, the merger will be consummated immediately following the meeting of Kirschner shareholders. On August 12, 1994, the Company purchased 685,222 Kirschner Common Shares and a promissory note in the amount of 329.5 million Spanish Pesetas (approximately $2.5 million) issued to Kirschner's Spanish subsidiary from Figgie International Inc. for $8,700,000. For financial reporting purposes, this amount is included with investments in and advances to affiliates on the consolidated balance sheet at August 31, 1994.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1994

As of August 31, 1994, the Company's working capital position remains strong, increasing by $12,310,000 during the first three months of fiscal year 1995 to $300,718,000 and resulting in a working capital ratio of 6.1 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first quarter of fiscal year 1995. Cash and short-term investments increased during the first quarter by $11,901,000 to $152,743,000. The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts receivable decreased by $937,000 and inventories increased by $3,913,000. Inventories have been increased to support the recent introduction of several new products including the Maxim Total Knee System and the Arthrotek Integrated Endoscopy System (IES 1000). Property, plant and equipment increased $2,537,000 during the first three months of fiscal 1995. Included in the aforementioned changes were increases in accounts receivable, inventories and property, plant and equipment of approximately $398,000, $605,000 and $366,000, respectively, attributable to the increase from May 31, 1994 to August 31, 1994 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the past three month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments. As disclosed in
Note 7 of the Notes to Consolidated Financial Statements, the increase in investments in and advances to affiliates was due to the purchase of a common stock investment in and promissory note of Kirschner.

The increase in accrued income taxes is the primary cause of the increase of $5,681,000 in total liabilities. Accrued income taxes increase in the first quarter because there is no federal tax estimate due in the first fiscal quarter.

Shareholders' equity increased $19,733,000 principally due to the Company's first quarter earnings. Also included is an increase in the unrealized gain on certain equity securities due to the adoption of SFAS No. 115 (See Note 2 of the Notes to Consolidated Financial Statements) and cumulative translation adjustment of $2,300,000 and $304,000, respectively, between periods presented.

On September 16, 1994 the Company's Board of Directors authorized the investment of up to $25 million in the outstanding Common Shares of the Company in open market or privately negotiated transactions, extending the Share Repurchase Program announced the previous year. The Company had repurchased 1,260,000 shares during the previous year. The number of shares purchased, if any, will be dependent upon market conditions. Purchases may be made from time to time between September 16, 1994 and September 22, 1995.

As more fully disclosed in Note 7 of the Notes to Consolidated
Financial Statements, the Company and Kirschner Medical
Corporation have signed a definitive merger agreement.  The
Company will use its current cash and short-term investments to fund the acquisition. The transaction is expected to be completed in November of this year.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1994
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1993

Net sales increased 11% to $96,226,000 for the three month period ended August 31, 1994, from $86,893,000 for the same period last year. The Company's U.S.-based revenue increased 10% to $74,440,000 during the first quarter, while foreign sales increased 12% to $21,786,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first quarter.

Biomet's worldwide reconstructive device sales during the first quarter of fiscal 1995 were $56,084,000, representing a 13% increase compared to the first quarter of fiscal year 1994.
This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System. Sales of Electro-Biology, Inc.'s products were $22,479,000 for the first quarter of fiscal 1995, representing an 11% increase as compared to the same period in 1994. This increase was largely attributable to increased demand for bone healing units. The Company's "other products" revenues totaled $17,663,000, representing a 5% increase over the first quarter of fiscal year 1994, primarily as a result of increased sales of Arthrotek's IES 1000 System.

Cost of sales decreased marginally as a percentage of net sales from 31.0% for the first quarter of fiscal 1994 to 30.9% for the first quarter of fiscal 1995. Selling, general and administrative expenses increased, principally as a result of increased commissions paid on the higher volume of sales, but decreased as a percentage of net sales to 36.5%, compared to 37.1% for the first quarter of last year. The increase in research and development expenditures during the first quarter reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 15% from $22,622,000 for the first quarter of fiscal 1994, to $26,040,000 for the first quarter of fiscal 1995, corresponding to the increase in net sales. Other income increased during the first quarter of fiscal 1995 principally because of increases in cash and short-term investments. The effective income tax rate increased from 34.4% for the first quarter of fiscal 1994 to 37.6% for the same period this year. This increase is due to the increase in the US corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico instituted by the current administration and increased profits in foreign countries where the tax rate is higher.

These factors resulted in a 12% increase in net income for the first quarter of fiscal 1995 as compared to the same period in fiscal 1994, increasing from $15,331,000 to $17,113,000, and a
15% increase in earnings per share from $.13 to $.15.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleges the Company has infringed his patent. In April 1993, the matter was tried before judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12, 1994. Oral arguments were heard on September 8, 1994. The Company has negotiated a license under the Ramos patent to continue selling its old bipolar design while it introduces a new bipolar product. Management continues to conduct a vigorous defense of this matter. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 16, 1994. At the Annual Meeting:

1.	The following persons were elected as Directors of the
Company for a three-year term expiring in 1997.

                                                               Abstentions and
Name                      Votes For          Votes Withheld    Broker Non-Votes

Dane A. Miller            104,154,774        242,129           None
Jerry L. Ferguson         104,233,846        251,803           None
Thomas F. Kearns, Jr.     104,479,858        267,796           None
Daniel P. Hann            104,220,319        277,624           None

2.	The selection of Coopers & Lybrand as certified public
accountants for the Company for the fiscal year ended May 31, 1995 was ratified by the shareholders , as follows:

Votes For                            102,392,404
Votes Against                            384,081
Abstentions and Broker Non-Votes         650,171


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
A report on Form 8-K was filed August 12, 1994 with respect to
Item 5 of that form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
- - ------------
(Registrant)


DATE: 10/17/94                         BY: /s/  GREGORY D. HARTMAN
     --------                            -------------------------
                                         Gregory D. Hartman
                                         Vice President - Finance
                                         (Principal Financial Officer)

                                         (Signing on behalf of the registrant
                                         and as principal financial officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

                                                                Sequential
Number Assigned                                                 Numbering System
in Regulation S-K                                               Page Number
Item 601               Description of Exhibit                   of Exhibit
- - -----------------      --------------------------------         ----------------
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

(10)                   No exhibit.

(11)                   No exhibit.

(15)                   No exhibit.

(18)                   No exhibit.

(19)                   No exhibit.

(22)                   No exhibit.

(23)                   No exhibit.

(24)                   No exhibit.

(27)                   No exhibit.

(99)                   No exhibit.