Form 10-Q
period 1994-11-30
BIOMET INC
filed 1995-01-17
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1994.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1994:

Common Shares - No Par Value                                 116,087,232 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             116,087,232 Rights
(Class)                                                      (Number of Shares)


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9


    Part II.   Other Information                                            10

    Signatures                                                              11

    Index to Exhibits                                                       12



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1994 and May 31, 1994
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                   1994             1994
                                                ------------       -------
Current assets:
  Cash and cash investments                      $  50,969        $  70,391
  Short-term investments                            81,961           70,451
  Accounts and notes receivable, net               121,287           96,800
  Inventories                                      124,767           92,263
  Prepaid expenses and other                        20,101           12,322
                                                   -------          -------
      Total current assets                         399,085          342,227
                                                   -------          -------
Property, plant and equipment, at cost              99,098           83,460
    Less, Accumulated depreciation                  37,237           32,336
                                                   -------          -------
      Property, plant and equipment, net            61,861           51,124
                                                   -------          -------
Intangible assets, net                               9,075            9,599
Excess acquisition cost over fair value
  of acquired net assets, net                       23,983           11,427
Investments in and advances to affiliates              585            1,678
Other assets                                         3,765            2,022
                                                   -------          -------
Total assets                                     $ 498,354        $ 418,077
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1994 and May 31, 1994
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,        May 31,
                                                     1994      	     1994
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   6,315        $   1,606
  Accounts payable                                   24,984           18,604
  Accrued income taxes                               16,560           13,620
  Accrued wages and commissions                      10,868            8,249
  Other accrued expenses                             19,111           11,740
                                                    -------          -------
     Total current liabilities                       77,838           53,819

Long-term liabilities:
  Deferred federal income taxes                       4,246            3,529
  Other liabilities                                   3,335            3,446
                                                    -------          -------
     Total liabilities                               85,419           60,794
                                                    -------          -------
Contingencies (Note 7)

Shareholders' equity:
  Common shares                                      64,309           47,290
  Additional paid-in capital                         11,858           13,606
  Retained earnings                                 336,032          299,510
  Unrealized gain on certain equity securities          800               --
  Cumulative translation adjustment                     (64)          (3,123)
                                                    -------          -------
     Total shareholders' equity                     412,935          357,283
                                                    -------          -------
Total liabilities and shareholders' equity        $ 498,354        $ 418,077
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1994 and 1993 (in thousands, except earnings per share)

                              							Six Months Ended	      Three Months Ended
                                        November 30,            November 30,
                                     ----------------       ------------------
                                     1994        1993        1994       1993
                                     ----        ----        ----       ----

Net sales                          $203,086    $177,206    $106,860    $ 90,313

Cost of sales                        62,682      54,839      32,877      27,869
                                    -------     -------     -------     -------
  Gross profit                      140,404     122,367      73,983      62,444

Selling, general and
  administrative expenses            74,266      65,531      39,100      33,260
Research and development expense     10,846      10,104       5,631       5,074
                                    -------     -------     -------     -------
  Operating income                   55,292      46,732      29,252      24,110

Other income, net                     3,055       2,096       1,664       1,344
                                    -------     -------     -------     -------
  Income before income taxes         58,347      48,828      30,916      25,454

Provision for income taxes           21,825      16,708      11,507       8,665
                                    -------     -------     -------     -------
  Net income                       $ 36,522    $ 32,120    $ 19,409    $ 16,789
                                   ========    ========    ========    ========

Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented               $ .32       $ .28       $ .17       $ .15
                                       ====        ====        ====        ====
Weighted average number of shares   114,733     115,308     114,986     115,308
                                    =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1994 and 1993
(in thousands)

                                                          1994          1993
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 36,522      $ 32,120
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         4,256         4,036
      Amortization                                         2,097         1,760
      Gain on sale of marketable securities, net             (53)         (897)
      Equity in losses of affiliates                       1,200           900
      Deferred income taxes                                   96            --
      Changes in current assets and  current liabilities:
        Accounts and notes receivable, net                (4,599)        1,864
        Inventories                                      (10,599)       (6,674)
        Prepaid expenses and other                        (1,467)          (68)
        Accounts payable                                    (940)         (463)
        Accrued income taxes                               1,536          (304)
        Accrued wages and commissions                        (78)         (128)
        Other accrued expenses                             2,977           850
                                                          ------        ------
        Net cash from operating activities                30,948        32,996
                                                          ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities         3,254         7,460
  Purchase of marketable securities                      (13,911)       (3,994)
  Capital expenditures                                    (5,711)       (3,141)
  Cash invested in and advanced to affiliates               (107)          (25)
  Purchase of Kirschner, net of cash acquired            (27,315)           --
  Increase in other assets                                   148        (1,539)
  Other                                                      666          (226)
                                                          ------        ------
        Net cash used in investing activities            (42,976)       (1,465)
                                                          ------        ------
Cash flows from (used in) financing activities:
  Issuance of common shares                                  772           502
  Repurchase of shares                                        --        (2,697)
  Decrease in short-term borrowings                       (7,771)          (87)
                                                          ------        ------
        Net cash used in financing activities             (6,999)       (2,282)
                                                          ------        ------
Effect of exchange rate changes on cash                     (395)           67
                                                          ------        ------
Increase (decrease) in cash and cash investments         (19,422)       29,316
Cash and cash investments, beginning of year              70,391        44,579
                                                          ------        ------
Cash and cash investments, end of period                $ 50,969      $ 73,895
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

NOTE 2:     ACQUISITIONS.

On August 12, 1994, the Company through a wholly-owned subsidiary purchased 685,222 Common Shares of Kirschner Medical Corporation ("Kirschner") and a promissory note in the amount of 329.5 million Spanish Pesetas (approximately $2.5 million) issued to Kirschner's Spanish subsidiary from Figgie International Inc. for $8,700,000. On November 4, 1994, the Company through the same wholly-owned subsidiary purchased all of the remaining issued and outstanding common shares of Kirschner for 1,384,309 Biomet Common Shares and $16,245,981 cash. Kirschner, headquartered in Timonium, Maryland, designs, develops, manufactures and markets orthopedic devices and musculoskeletal orthopedic support products. The acquisition has been accounted for as a purchase and the purchase price of $38,900,000, including acquisition costs, has been allocated to the acquired net assets. The $13,327,000 excess of acquisition cost over fair value of acquired net assets is being amortized on a straight-line basis over 15 years.

Unaudited pro forma financial information reflecting the acquisition had it occurred at the beginning of each period is as follows:

                                           Six months ended November 30,
                                              1994               1993
                                              ----               ----
    Net sales                             $235,850,000       $211,006,000
    Net income                              36,731,000         32,714,000
    Earnings per share                             .32                .28

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

Supplemental schedule of non-cash investing and financing activities incurred in connection with the acquisition:

    Fair value of assets acquired, other than cash          $70,420,000
    Common shares issued                                     16,246,000
    Liabilities assumed                                      26,859,000
                                                             ----------
      Cash paid                                             $27,315,000
                                                             ==========
NOTE 3:     INVESTMENTS.

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain investments to be categorized as either trading, available-for-sale or held-to-maturity. The Company has no investments categorized in the trading category at November 30, 1994. Investments in the available-for-sale category, approximately $32,721,000 at November 30, 1994, are carried at fair value with unrealized gains and losses recorded as a special component of shareholders' equity, approximately $800,000 at November 30, 1994. Investments in the held-to-maturity category are carried at amortized cost, approximately $49,240,000 at November 30, 1994. The proceeds from sales of marketable securities are all from the available-for-sale category. Gross realized gains or losses on these sales were immaterial.

NOTE 4:     INVENTORIES.

Inventories at November 30, 1994 and May 31, 1994 are as follows:

                                       November 30,       May 31,
                                          1994             1994
                                       ------------       -------
                                               (in thousands)
    Raw materials                      $ 18,211           $12,729
    Work in process                      13,936             8,702
    Finished goods                       51,010            41,200
    Consigned inventory                  41,610            29,632
                                        -------            ------
                                       $124,767           $92,263
                                        =======            ======

NOTE 5:     INCOME TAXES.

The effective income tax rate increased due to the increase in the U.S. corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico and increased profits in foreign countries where the tax rate is higher. The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.

NOTE 6:     COMMON SHARES.

During the six months ended November 30, 1994, the Company issued 278,998 common shares upon the exercise of outstanding stock options for proceeds aggregating $772,432. The Company also issued 1,384,309 common shares valued at $16,245,981 in connection with the Kirschner acquisition.

NOTE 7:     CONTINGENCIES.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1994

As of November 30, 1994, the Company's working capital position remains strong, increasing by $32,839,000 during the first six months of fiscal year 1995 to $321,247,000 and resulting in a working capital ratio of 5.1 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first six months of fiscal year 1995. Cash and short-term investments decreased during the first six months by $7,912,000 to $132,930,000 due to the approximately $34,700,000 used in the
Kirschner acquisition (which include payment of debt). The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts receivable and inventories increased by $24,487,000 and $32,504,000, respectively, which includes the purchased assets of $18,545,000 and $19,795,000, respectively, of Kirschner. In addition, inventories have been increased to support the recent introduction of several new products including the Maxim Total Knee System and the Arthrotek Integrated Endoscopy System (IES
1000). Property, plant and equipment increased $15,638,000 during the first six months of fiscal 1995, which includes $8,925,000 from the Kirschner acquisition. Included in the aforementioned changes were increases in accounts receivable, inventories and property, plant and equipment of approximately $1,535,000, $1,900,000 and $1,332,000, respectively, attributable to the increase from May 31, 1994 to November 30, 1994 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the past six month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

The increase in total liabilities of $24,625,000 was principally from the Kirschner acquisition.

Shareholders' equity increased $55,652,000 due to the Company's first six months earnings and the issuance of common stock in the Kirschner acquisition. Also included is an increase in the unrealized gain on certain equity securities due to the adoption of SFAS No. 115 (See Note 3 of the Notes to Consolidated Financial Statements) and cumulative translation adjustment of $800,000 and $3,059,000, respectively, between periods presented.

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

As previously disclosed in our 1993 Form 10-K, EBI and Orthofix s.r.l. ("Orthofix") continue to have discussions concerning the renewal of the Orthofix distribution arrangement. The current agreement with Orthofix expires May 31, 1995 and, if the agreement is not renewed, it could have an adverse impact on EBI or the Company.

As more fully disclosed in Note 2 of the Notes to Consolidated Financial Statements, the Company acquired Kirschner Medical Corporation on November 4, 1994.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1994
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1993

Net sales increased 15% to $203,086,000 for the six month period ended November 30, 1994, from $177,206,000 for the same period last year. The Company's U.S.-based revenue increased 14% to $158,046,000 during the first six months, while foreign sales increased 18% to $45,040,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first six months.

Biomet's worldwide reconstructive device sales during the first six months of fiscal 1995 were $119,924,000, representing an 18% increase compared to the first six months of fiscal year 1994. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System. Sales of Electro-Biology, Inc.'s products were $46,692,000 for the first six months of fiscal 1995, representing a 10% increase as compared to the same period in 1994. This increase was largely attributable to increased demand for bone healing units. The Company's "other products" revenues totaled $36,470,000, representing a 10% increase over the first six months of fiscal year 1994, primarily as a result of increased sales of arthroscopy products. The above sales increases include approximately one month of Kirschner activity.

Cost of sales remained constant as a percentage of net sales at 30.9% for the six month periods. Selling, general and administrative expenses increased, principally as a result of increased commissions paid on the higher volume of sales, but decreased as a percentage of net sales to 36.6%, compared to 37.0% for the first six months of last year. The increase in research and development expenditures during the first six months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 18% from $46,732,000 for the first six months of fiscal 1994, to $55,292,000 for the first six months of fiscal 1995, corresponding to the increase in net sales. Other income increased during the first six months of fiscal 1995 principally because of increases in cash and short-term investments and higher investment yields. The effective income tax rate increased from 34.2% for the first six months of fiscal 1994 to 37.4% for the same period this year. This increase is due to the increase in the U.S. corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico instituted by the current administration and increased profits in foreign countries where the tax rate is higher.

These factors resulted in a 14% increase in net income and earnings per share for the first six months of fiscal 1995 as compared to the same period in fiscal 1994, increasing from $32,120,000 to $36,522,000, and from $.28 to $.32, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1994 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1993

Net sales increased 18% to $106,860,000 for the second quarter of fiscal year 1995, as compared to $90,313,000 for the same period last year. Operating income rose 21% from $24,110,000 for the second quarter of fiscal 1994, to $29,252,000 for the second quarter of fiscal 1995. During the second quarter, net income increased 16% to $19,409,000 as compared to $16,789,000 for the same period last year. Earnings per share increased 13% from $.15 per share for the second quarter of fiscal 1994, to $.17 per share for the same period of fiscal 1995. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.

A report on Form 8-K was filed November 18, 1994 with respect to Item 2 of that form.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
- ------------
(Registrant)


DATE: 1/13/95                        BY: /s/  GREGORY D. HARTMAN
      -------                            -------------------------
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

(27)                   Financial data schedules.

(99)                   No exhibit.