Form 10-Q
period 1995-02-28
BIOMET INC
filed 1995-04-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1995.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1995:

Common Shares - No Par Value                                 116,209,426 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             116,209,426 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of February 28, 1995 and May 31, 1994
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                   1995             1994
                                                ------------       -------
Current assets:
  Cash and cash investments                      $  58,262        $  70,391
  Short-term investments                            76,478           70,451
  Accounts and notes receivable, net               128,919           96,800
  Inventories                                      133,141           92,263
  Prepaid expenses and other                        20,108           12,322
                                                   -------          -------
      Total current assets                         416,908          342,227
                                                   -------          -------
Property, plant and equipment, at cost             100,031           83,460
    Less, Accumulated depreciation                  37,946           32,336
                                                   -------          -------
      Property, plant and equipment, net            62,085           51,124
                                                   -------          -------
Intangible assets, net                               8,561            9,599
Excess acquisition cost over fair value
  of acquired net assets, net                       23,299           11,427
Investments in and advances to affiliates              502            1,678
Other assets                                         4,141            2,022
                                                   -------          -------
Total assets                                     $ 515,496        $ 418,077
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of February 28, 1995 and May 31, 1994
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,        May 31,
                                                     1995      	     1994
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   2,217        $   1,606
  Accounts payable                                   24,756           18,604
  Accrued income taxes                               18,014           13,620
  Accrued wages and commissions                      11,557            8,249
  Other accrued expenses                             18,905           11,740
                                                    -------          -------
     Total current liabilities                       75,449           53,819

Long-term liabilities:
  Deferred federal income taxes                       4,232            3,529
  Other liabilities                                   3,238            3,446
                                                    -------          -------
     Total liabilities                               82,919           60,794
                                                    -------          -------
Contingencies (Note 7)

Shareholders' equity:
  Common shares                                      64,603           47,290
  Additional paid-in capital                         11,970           13,606
  Retained earnings                                 356,576          299,510
  Unrealized gain on certain equity securities        1,100               --
  Cumulative translation adjustment                  (1,672)          (3,123)
                                                    -------          -------
     Total shareholders' equity                     432,577          357,283
                                                    -------          -------
Total liabilities and shareholders' equity        $ 515,496        $ 418,077
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 1995 and 1994 (in thousands, except earnings per share)

                                     Nine Months Ended      Three Months Ended
                                        February 28,            February 28,
                                     -----------------      ------------------
                                     1995        1994        1995       1994
                                     ----        ----        ----       ----

Net sales                          $323,805    $272,869    $120,719    $ 95,663

Cost of sales                       101,398      84,070      38,716      29,231
                                    -------     -------     -------     -------
  Gross profit                      222,407     188,799      82,003      66,432

Selling, general and
  administrative expenses           119,800     100,356      45,534      34,825
Research and development expense     16,081      15,348       5,235       5,244
                                    -------     -------     -------     -------
  Operating income                   86,526      73,095      31,234      26,363

Other income, net                     4,515       3,802       1,460       1,706
                                    -------     -------     -------     -------
  Income before income taxes         91,041      76,897      32,694      28,069

Provision for income taxes           33,975      26,693      12,150       9,985
                                    -------     -------     -------     -------
  Net income                       $ 57,066    $ 50,204    $ 20,544    $ 18,084
                                   ========    ========    ========    ========

Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented               $ .50       $ .44       $ .18       $ .16
                                       ====        ====        ====        ====
Weighted average number of shares   115,210     115,285     116,147     115,285
                                    =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1995 and 1994
(in thousands)

                                                          1995          1994
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 57,066      $ 50,204
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         6,747         6,046
      Amortization                                         3,456         2,684
      Gain on sale of marketable securities, net             (60)         (984)
      Equity in losses of affiliates                       1,400         1,350
      Deferred income taxes                                   96            --
      Changes in current assets and  current liabilities:
        Accounts and notes receivable, net               (12,453)       (7,556)
        Inventories                                      (19,424)      (10,197)
        Prepaid expenses and other                        (1,516)         (688)
        Accounts payable                                    (477)        2,715
        Accrued income taxes                               3,120          (354)
        Accrued wages and commissions                        613           (20)
        Other accrued expenses                             2,813         1,770
                                                          ------        ------
        Net cash from operating activities                41,381        44,970
                                                          ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities        11,388         7,728
  Purchase of marketable securities                      (16,254)      (15,148)
  Capital expenditures                                    (8,856)       (5,065)
  Cash invested in and advanced to affiliates               (225)          (25)
  Purchase of Kirschner, net of cash acquired            (27,315)           --
  Increase in other assets                                  (503)         (940)
  Other                                                      187          (125)
                                                          ------        ------
        Net cash used in investing activities            (41,578)      (13,575)
                                                          ------        ------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                      (11,972)         (698)
  Issuance of common shares                                1,066           740
  Repurchase of shares                                        --        (2,697)
                                                          ------        ------
        Net cash used in financing activities            (10,906)       (2,655)
                                                          ------        ------
Effect of exchange rate changes on cash                   (1,026)          138
                                                          ------        ------
Increase (decrease) in cash and cash investments         (12,129)       28,878
Cash and cash investments, beginning of year              70,391        44,579
                                                          ------        ------
Cash and cash investments, end of period                $ 58,262      $ 73,457
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

Unaudited pro forma financial information reflecting the acquisition had it occurred at the beginning of each period is as follows:

                                           Nine months ended February 28,
                                              1995               1994
                                              ----               ----
    Net sales                             $352,548,000       $322,921,000
    Net income                              56,920,000         49,519,000
    Earnings per share                             .49                .42

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
                                                             ==========
NOTE 3:     INVESTMENTS.

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain investments to be categorized as either trading, available-for-sale or held-to-maturity. The Company has no investments categorized in the trading category at February 28, 1995. Investments in the available-for-sale category, approximately $28,018,000 at February 28, 1995, are carried at fair value with unrealized gains and losses recorded as a special component of shareholders' equity, approximately $1,100,000 at February 28, 1995. Investments in the held-to-maturity category are carried at amortized cost, approximately $48,460,000 at February 28, 1995. The proceeds from sales of marketable securities are all from the available-for-sale category. Gross realized gains or losses on these sales were immaterial.

NOTE 4:     INVENTORIES.

Inventories at February 28, 1995 and May 31, 1994 are as follows:

                                       February 28,       May 31,
                                          1995             1994
                                       ------------       -------
                                               (in thousands)
    Raw materials                      $ 19,662           $12,729
    Work in process                      16,489             8,702
    Finished goods                       52,068            41,200
    Consigned inventory                  44,922            29,632
                                        -------            ------
                                       $133,141           $92,263
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

NOTE 6:     COMMON SHARES.

During the nine months ended February 28, 1995, the Company issued 401,192 common shares upon the exercise of outstanding stock options for proceeds aggregating $1,066,554. The Company also issued 1,384,309 common shares valued at $16,245,981 in connection with the Kirschner acquisition.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 1995

As of February 28, 1995, the Company's working capital position remains strong, increasing by $53,051,000 during the first nine months of fiscal year 1995 to $341,459,000 and resulting in a working capital ratio of 5.5 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first nine months of fiscal year 1995. Cash and short-term investments decreased during the first nine months by $6,102,000 to $134,740,000 due to the approximately $39,300,000 used in the Kirschner acquisition (which includes the payment of assumed debt). The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts receivable and inventories increased by $32,119,000 and $40,878,000, respectively, which includes the purchased assets of $18,545,000 and $19,795,000, respectively, of Kirschner. In addition, inventories have been increased to support the recent introduction of several new products including the Maxim Total Knee System and the Arthrotek Integrated Endoscopy System (IES
1000). Property, plant and equipment increased $16,571,000 during the first nine months of fiscal 1995, which includes $8,925,000 from the Kirschner acquisition. Included in the aforementioned changes were increases in accounts receivable, inventories and property, plant and equipment of approximately $573,000, $1,176,000 and $808,000, respectively, attributable to the increase from May 31, 1994 to February 28, 1995 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the past nine-month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

The increase in total liabilities of $22,125,000 was principally from the Kirschner acquisition.

Shareholders' equity increased $75,294,000 due to the Company's first nine months earnings and the issuance of common stock in the Kirschner acquisition. Also included is a $1,100,000 increase in the unrealized gain on certain equity securities account due to the adoption of SFAS No. 115 (See Note 3 of the Notes to Consolidated Financial Statements) and a $1,451,000 favorable change in the cumulative translation adjustment account.

On September 16, 1994 the Company's Board of Directors authorized the investment of up to $25 million in the outstanding Common Shares of the Company in open market or privately negotiated transactions, extending the Share Repurchase Program announced the previous year. The Company had repurchased 1,260,000 shares during the previous year. The number of shares purchased, if any, will be dependent upon market conditions. Purchases may be made from time to time through September 22, 1995. No purchases have been made during fiscal year 1995.

The current agreement between Orthofix s.r.l. ("Orthofix") and EBI relating to the distribution by EBI of the Orthofix External fixation device expires May 31, 1995. Orthofix and EBI have held discussions concerning renewal of the distribution agreement, but EBI has obtained no commitments with respect thereto. EBI does not anticipate any interruption in the availability of product to its customers through the end of the current calendar year.

As more fully disclosed in Note 2 of the Notes to Consolidated
Financial Statements, the Company acquired Kirschner Medical
Corporation on November 4, 1994.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1995
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1994

Net sales increased 19% to $323,805,000 for the nine-month period ended February 28, 1995, from $272,869,000 for the same period last year. The Company's U.S.-based revenue increased 17% to $249,071,000 during the first nine months, while foreign sales increased 26% to $74,734,000. Biomet's worldwide reconstructive device sales during the first nine months of fiscal 1995 were $193,652,000, representing a 22% increase compared to the first nine months of fiscal year 1994. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System and the inclusion of Kirschner sales for the entire quarter. Sales of Electro-Biology, Inc.'s products were $71,818,000 for the first nine months of fiscal 1995, representing an 11% increase as compared to the same period in 1994. This increase was largely attributable to increased demand for bone healing units. The Company's "other products" revenues totaled $58,335,000, representing a 17% increase over the first nine months of fiscal year 1994, primarily as a result of increased sales of arthroscopy products and the inclusion of Kirschner sales for the entire quarter.

Cost of sales increased as a percentage of net sales from 30.8% to 31.3% due to the inclusion of Kirschner sales for the quarter which have a lower gross profit margin. Selling, general and administrative expenses increased as a percentage of net sales to 37.0%, compared to 36.8% for the first nine months of last year. The increase in research and development expenditures during the first nine months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 18% from $73,095,000 for the first nine months of fiscal 1994, to $86,526,000 for the first nine months of fiscal 1995, corresponding to the increase in net sales. Other income increased during the first nine months of fiscal 1995 principally because of higher cash and short-term investment balances and higher investment yields.
The effective income tax rate increased from 34.7% for the first nine months of fiscal 1994 to 37.3% for the same period this year. This increase is due to the increase in the US corporate income tax rate, changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating in Puerto Rico instituted by the current administration and increased profits in foreign countries where the tax rate is higher.

These factors resulted in a 14% increase in net income and earnings per share for the first nine months of fiscal 1995 as compared to the same period in fiscal 1994, increasing from $50,204,000 to $57,066,000, and from $.44 to $.50, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1995 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1994

Net sales increased 26% to $120,719,000 for the third quarter of fiscal year 1995, as compared to $95,663,000 for the same period last year. Operating income rose 18% from $26,363,000 for the third quarter of fiscal 1994, to $31,234,000 for the third quarter of fiscal 1995. During the third quarter, net income increased 14% to $20,544,000 as compared to $18,084,000 for the same period last year. Earnings per share increased 13% from $.16 per share for the third quarter of fiscal 1994, to $.18 per share for the same period of fiscal 1995. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period. The inclusion of Kirschner had a more dramatic effect on the current quarter numbers as compared to the nine-month numbers because of its inclusion for the full quarter.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleges the Company has infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on February 28, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12, 1994. Oral arguments were heard on September 8, 1994. The Company has negotiated a license under the Ramos patent to continue selling its old bipolar design while it introduces a new bipolar product. Management continues to conduct a vigorous defense of this matter. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
- ------------
(Registrant)


DATE: 4/13/95                        BY: /s/  GREGORY D. HARTMAN
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