Form 10-K405
period 1995-03-31
BIOMET INC
filed 1995-07-28
CIK 351346

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended May 31, 1995.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from _______________ to _________________.

                         Commission file No. 0-12515.

                              [BIOMET INC. LOGO]

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
          (Title of class)                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by nonaffiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 17, 1995, as reported by NASDAQ, was approximately $1,561,561,000. As of July 17, 1995, there were 115,261,422 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                      PARTS OF FORM 10-K
                                                                                      INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                                                    IS INCORPORATED
Proxy Statement with respect to the 1995 Annual
Meeting of Shareholders of the Registrant                                                  Part III

The Index to Exhibits is at page ____ in the sequential numbering system. Total pages: ____.

                                    PART  I

ITEM 1.  BUSINESS.

GENERAL

        Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and trauma devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and oral-maxillofacial products and instruments. Biomet has corporate headquarters in Warsaw, Indiana and manufacturing and/or office facilities in more than fifteen locations worldwide. Biomet markets its products in the United States through independent commission sales representatives, in the United Kingdom and Germany primarily through direct factory sales representatives, and in other international markets through both independent and direct factory sales representatives and specialty medical product dealers. Electro-Biology, Inc. ("EBI"), Biomet's principal domestic subsidiary, sells electrical stimulation and external fixation devices through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in approximately 100 countries.

        Unless the context otherwise requires, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

        The merger of Kirschner Medical Corporation ("Kirschner") into a wholly owned subsidiary of the Company was consummated on November 4, 1994. The total purchase price for all of the issued and outstanding common shares of Kirschner was $38,900,000. As consideration for their Kirschner shares, each Kirschner shareholder, at their individual election, received $10.75 for each Kirschner share, either in cash, Biomet common shares or a combination of cash and such shares. Kirschner is based in Hunt Valley, Maryland with manufacturing facilities in Hunt Valley, Maryland; Fair Lawn, New Jersey; Marlow, Oklahoma; Delray Beach, Florida; and Valencia, Spain. Kirschner designs, develops, manufactures, markets and distributes reconstructive implant devices and related instrumentation and fracture fixation devices. Kirschner's AOA Division ("AOA") manufactures, markets and distributes a broad line of musculoskeletal orthopedic support products. Kirschner's Spanish subsidiary, Industrias Quirurgicas de Levante, s.a. ("IQL"), manufactures, markets and distributes reconstructive implant and fracture fixation products.

PRODUCTS

        The Company's products can be divided into three groups:
Reconstructive Products, EBI Products and Other Products. The Company's Reconstructive Products (principally hips, knees and shoulders) and its Other Products (fixation and trauma devices, orthopedic support devices, operating room supplies and arthroscopy products) are designed, manufactured and marketed under the Biomet, Kirschner, AOA, Arthrotek, IQL, and Effner trade names (the "Biomet Products"). Also included in Other Products are oral-maxillofacial products and instruments and general surgical instruments which are marketed under the Walter Lorenz trade name. Through EBI, the Company develops, manufactures and markets non-invasive and implantable electrical bone growth and spinal fusion stimulators and external fixation devices (the "EBI Products"). The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 1995:

                                                          YEARS ENDED MAY 31,
                                                  -----------------------------------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
                               ------------------------------------------------------------------------------
                                        1995                        1994                       1993

                                              PERCENT                    PERCENT                      PERCENT
                                  NET         OF NET          NET        OF NET           NET         OF NET
                                 SALES         SALES         SALES        SALES          SALES         SALES
                                 -----         -----         -----        -----          -----         -----
Reconstructive  Products       $272,643          60%       $218,145         58%        $188,963         56%

EBI Products                     98,490          22          88,714         24           82,136         25

Other Products                   81,139          18          66,436         18           64,274         19
                               --------        ----        --------        ----        --------       ----
Total                          $452,272         100%       $373,295        100%        $335,373        100%
                               ========        ====        ========        ====        ========       ====

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

        In February 1994, the United States Food and Drug Administration ("FDA") cleared several of Biomet's porous-coated hip components for cementless
use.   This clearance to market was granted pursuant to Section 510(k) of the
Federal Food, Drug and Cosmetic Act and is specifically for noncemented applications in skeletally mature patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint diseases including osteoarthritis, avascular necrosis, traumatic arthritis, slipped capital epiphysis, fused hip, fracture of the pelvis and diastrophic variant. The 510(k) cleared hip components include the Mallory-Head Porous Primary Femoral Components, Bi-Metric Porous Primary Femoral Components, Integral Porous Primary Femoral Components, Taperloc Porous Primary Femoral Components, Ranawat/Burstein Porous Primary Femoral Components, Impact Modular Femoral Components, Mallory-Head Modular Femoral Components, PMI Primary Femoral Components, Mallory-Head Acetabular Components, Universal/QSAC Acetabular Components, Ranawat/Burstein/Rx90 Acetabular Components and Impact Acetabular Components.

        In July 1993, the Company received FDA clearance to market and sell ArCom, a new manufacturing method for polyethylene, for use in all of its hip and knee polyethylene components. ArCom devices are machined from uniform compression molded bar stock, manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize mechanical and wear properties of the polyethylene bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

        In September 1994, the Company received 510(k) clearance from the FDA for the Rx90 and Impact cobalt chrome stems for use with bone cement. These stems feature PMMA (Polymethyl Methacrylate) cement spacers proximally to provide greater centralization of the stem. These cement spacers are designed to ease intraoperative alignment.

        Since 1985, one of Biomet's largest selling reconstructive systems has been the Mallory-Head Total Hip System. The Mallory-Head Hip System is designed to meet surgeon needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal finned geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

        The Mallory-Head revision femoral components provide innovative solutions for difficult revision cases. The long stem revision components feature the primary proximal finned geometry with additional stem lengths to bridge cortical bone defects and to provide increased stability. The head/neck porous revision components feature multiple resection levels to compensate for proximal bone deficiencies. An optional trochanteric bolt provides additional rotational stability and implant fixation. In May 1995, the FDA approved for cemented use the Mallory-Head Modular Calcar System. This system provides the surgeon with intraoperative flexibility to independently match femoral geometry with the appropriate implant size and shape, even in cases of severe bone deficiency.

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

        The Alliance Family is designed to address the growing trend of standardization of total hip systems within hospitals and across surgeon groups. The Alliance provides the largest selection of primary and revision stems available using a single set of instrumentation. The Alliance family includes the Integral, Bi-Metric, Answer, Hip Fracture and Rx90 Hip Systems.

        The Maxim Total Knee System incorporates primary, posterior stabilized and revision components with state-of-the-art biomaterials and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has a compromised posterior cruciate ligament. The Company has also developed supporting instrumentation for the implantation of the Maxim Total Knee System components. The Maxim Total Knee System continued to expand into new accounts during fiscal year 1994 and became the Company's largest selling knee system during fiscal year 1995.

        The Company's AGC Total Knee System, with its wide variety of options and features, is one of the most versatile and comprehensive total knee systems in the orthopedic industry. The AGC Total Knee System consists of left and right femoral components, matching reinforced tibial components and appropriately sized reinforced patella components for patellar resurfacing.
AGC components are available either with or without a porous titanium alloy surface designed to enhance the attachment of bone cement to the implant surfaces. The Company has also developed surgical techniques and supporting implantation instruments for the AGC and its other knee systems. These instruments allow for accurate implantation of the components and improved
ligament and tendon balance in the knee following the surgical procedure.   The
Company has expanded its total knee product line to include the Finn Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous failure or tumor resections.

        Biomet's Patient-Matched Implant ("PMI") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive and trauma devices to orthopedic specialists. This service continues to enhance Biomet's reconstructive market sales. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system.
A patented technology owned by the Company allows the use of CT or MRI data to produce 3-D reconstructions for the design and manufacture of PMIs. With this imaging technology, Biomet's PMI group is able to assist the physician, prior to surgery, by recreating electronic 3-D models. Within strict deadlines, the model is translated into a PMI design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints of the body.

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

        Kirschner offers a variety of reconstructive products to meet the growing demands of the market, including several knee, shoulder and hip systems. Kirschner's Performance Knee provides a full range of implant components designed to meet the wide variety of surgical indications seen in today's total knee patient population. The TC-IV Knee meets the demands of cost containment while the Hybridfit Knee combines features of the Performance Knee femoral component with modified tibial components of the TC-IV Knee for additional versatility. Kirschner's current shoulder product line is comprised of the Neer II, Kirschner II-C and Modular II-C shoulder implant devices. The Modular II-C and the Kirschner II-C have a proximal plasma spray coating to enhance fixation. As with all prostheses, because of the variation in patient anatomy, Kirschner offers an array of prosthesis sizes and configurations allowing the surgeon to select the most appropriate prosthesis for each patient. Kirschner plans to introduce the Atlas Modular prosthesis to further augment the surgeon's ability to match the prosthesis to the individual patient. It incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. The Atlas will be introduced once FDA 510(k) clearance has been obtained. Kirschner manufactures and markets various femoral, acetabular and bipolar hip prostheses which address a wide range of patient demands and market requirements. Kirschner's femoral stems are available in a variety of geometric designs and in smooth, porous coated and textured surfaces. These products allow for press fit and cemented applications. Kirschner's C-2 femoral stem has been demonstrated to resist rotational forces in a superior manner. These varied products allow the orthopedic surgeon to select various surfaces and designs to meet the diverse needs of individual patients.

        Reconstructive devices contributing to the Company's sales growth include the Maxim Total Knee System, the Bio-Modular Shoulder, the Mallory-Head Total Hip System, the Integral 180 and 225 Revision Total Hips, ArCom polyethylene products and the Alliance Family of products.

        In fiscal year 1996, the Company's product expansion will include new lines of acetabular components, new cemented and cementless hip stems and expanded product offerings for total shoulders. The Company also plans to extend the distribution of its BIOS (Biomet Intra-Operative Sensor) system for evaluating the kinematics of total knee systems. The BIOS System should provide a much higher level of precision in total joint implantation and soft tissue management, while also providing immediate feedback.

EBI PRODUCTS

        EBI's primary product categories consist of invasive and non-invasive electrical stimulation devices used in the treatment of recalcitrant bone fractures (nonunions), spinal fusion stimulation devices used as an adjunctive treatment in spinal fusion procedures, external fixation devices and a controlled cold therapy unit to aid in the reduction of postoperative pain, edema and blood loss. The FDA has defined a "nonunion" as a case in which nine months have elapsed from the date of a fracture with no sign of healing for three months. EBI's non-invasive devices generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures and failed joint fusions.

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

        EBI's Model 1020 Bone Healing System utilizes household current or a rechargeable power supply and allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast or the coil can be worn over the skin if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment and for patient compliance history. The Model 1200 Bone Healing System, introduced during fiscal year 1994, is a light-weight, smaller and easier to use unit, which was designed to encourage patient compliance and enhance clinical success.

        EBI also manufactures the FLX Flexible Treatment Coils for use with the EBI Bone Healing System. The FLX Flexible Treatment Coils are extremely lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens. When used conjunctively with the EBI Bone Healing System, the FLX Flexible Treatment Coils afford higher bone healing success rates. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation.

        The invasive electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF-4 Implantable Spinal Fusion Stimulator is used in conjunction with bone grafting to increase the probability of fusion success. In addition, EBI's SpF-2, a two lead supplement to its SpF implantable spinal product line, allows EBI to offer orthopedic surgeons the SpF spinal fusion technology for the growing bilateral/lateral procedure market. Another SpF product, the SpF-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF-T provides easier surgical implantation and explantation while increasing patient comfort. The implantable devices consist of a generator providing a constant direct current to a titanium cathode placed where bone growth is required. Over the years EBI has developed new techniques and device modifications for the SpF product line. These techniques and modifications address the anterior and posterior lumbar interbody fusion market segments.

        EBI's arrangement with Orthofix s.r.l. ("Orthofix") of Verona, Italy, to distribute the Orthofix Dynamic Axial External Fixation System in the United States, Canada and the Caribbean Island Basin expired on May 31, 1995 and will not be renewed. EBI, with the support of Biomet, began the development of its own advanced fixation system in order to remain a market leader in the fixation industry. EBI believes that it will be able to satisfy customer demand until the launch of its advanced fixation system. EBI expects no material adverse impact on its external fixation sales.

        EBI also distributes the Temptek product line, a controlled cold therapy unit used to aid in the reduction of postoperative pain, edema and blood loss. The application of controlled cold therapy has recently expanded into spinal treatment. This product is currently manufactured by Temptek, Inc. of Dallas, Texas. The terms of the distribution arrangement between Temptek, Inc. and EBI have recently been renegotiated. EBI will continue to distribute the Temptek units purchased and EBI will market and distribute its own line of controlled cold therapy units in 1996.

OTHER PRODUCTS

        The Company also manufactures and distributes several other products including fixation and trauma devices, orthopedic support devices, operating room supplies, arthroscopy products and oral-maxillofacial products. Biomet Medical Products, a separate operating division of the Company, was established during fiscal year 1993 to focus on the expansion of the Company's "other products," except oral-maxillofacial products, and to further penetrate these markets with new products. Kirschner manufactures and distributes an extensive orthopedic support product line through its AOA Division. Walter Lorenz Surgical, Inc. ("Lorenz Surgical") manufactures and markets the oral-maxillofacial product line.

        FIXATION AND TRAUMA DEVICES.   The Company's fixation and trauma
devices include internal and external bone fixation devices. Internal fixation devices manufactured by the Company include nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. These implants are intended as aids to healing and not as a replacement of normal body structures, and may be removed when healing is completed.

        The Uniflex Nailing System, which is the Company's largest selling fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex Femoral Nailing System is used for internal fixation of femoral fractures and the flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T. small bone locking nail and the Vector Intertrochanteric Nail, a compression nailing system, continue to enhance the Company's fracture fixation family.

        In fiscal year 1995, the Biomet Retrograde Femoral Nail was introduced as a clinical option for femoral fractures that occur below mid-shaft. The Retrograde Femoral Nail completes the Company's line of nailing systems by allowing for the treatment of distal femoral fractures.

        The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The BMP Cable System is used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to
repair existing femoral fractures.   System specific instrumentation for the
BMP Cable System is precise and allows reproducible results.

        ORTHOPEDIC SUPPORT DEVICES. The Company produces an extensive line of standard orthopedic support devices, many of which are sold under the CTN and START trademarks. These devices include elbow, wrist, abdominal, thigh and ankle supports, in addition to a wide variety of knee immobilizers and braces. The CTN product line primarily addresses the sports medicine market. CTN compression wraps with Soft-Ice are used in compression cold-therapy treatment, both post-operative and during rehabilitation. The Company also distributes the Active Ankle, a unique ankle stirrup brace which addresses the sports rehabilitation market.

        AOA's line of orthopedic support devices include traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, wrist and forearm splints, back supports, knee braces and immoblizers, rib belts, ankle supports and a variety of other orthopedic splints. In addition to these products, AOA manufactures and distributes a variety of casting products for use in the application and removal of orthopedic casts and splints. Included are both synthetic casting tape and synthetic splints fabricated using an advanced fiberglass/polyester substrate material impregnated with a polymer resulting in casting and splinting products that are lightweight, high strength and available in a variety of colors.

        AOA has recently launched several new products including the Performance Neoprene System of ankle, knee, thigh and wrist supports and the Ascend Ankle Bracing System which is designed for use in treatment of both acute and chronic ankle injury and can also be used by athletes prophylactically to prevent ankle injury.

        OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters and drapes. The Redi-Vacette Closed Wound Suction System provides post-operative wound suction drainage following both orthopedic and nonorthopedic surgical procedures. The Redi-Flow Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation and saves operating room time by reducing suction clogs in surgical procedures. The Redi-Drape protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

        The Company's patented Blockaid cut-resistant glove liner continues to
enhance the Company's operating room supply product line.   The construction of
the glove liner represents a break-through in continuous filament knitting technology allowing stainless steel to be encased in synthetic fibers, providing the most cut-resistant fabric in the market today. Unlike thicker, spun fibers, these glove liners are thin enough to allow increased tactile sensitivity. This product reduces the risk of exposure of operating room personnel to infectious diseases.

        ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors and procedure specific instruments and implants. Arthrotek' s principal products currently include the Harpoon Soft Tissue Anchor System, the IES 1000 System, the PowerPump 800, the Tunneloc ACL Fixation System and manual instruments featuring the Ellipticut and BackBiter instruments. The Harpoon line was expanded during fiscal year 1995 to include the Mini-Harpoon and the Lactosorb Harpoon, a resorbable suture anchor developed by Poly-Medics (discussed below) and currently in clinical trials. Arthrotek also offers the IES 1000 System, a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR maintained in a pre-wired cart. The PowerPump 800 provides the ability for surgeons to independently control flow and pressure and use the pump in conjunction with other arthroscopy shaver systems. The Tunneloc System was augmented with the Bone Mulch Screw, which recently received 510(k) clearance from the FDA.

        ORAL-MAXILLOFACIAL PRODUCTS. The Company manufactures and distributes oral-maxillofacial, craniofacial and neurosurgical titanium implants, along with surgical instrumentation, principally marketed to oral-maxillofacial, neurosurgical and craniofacial surgeons through its Lorenz Surgical subsidiary headquartered in Jacksonville, Florida. Orthognathic surgical instruments, craniofacial instruments, rigid fixation plating systems, TMJ instruments, exodontia instruments and Hard Tissue Replacement Polymer are among the products offered by Lorenz Surgical. Lorenz Surgical recently began marketing powered surgical instruments for use in cranio-maxillofacial and small bone surgery. Additionally, Lorenz Surgical is currently developing resorbable plates and screws in conjunction with Poly-Medics which will be marketed by Lorenz Surgical domestically upon receiving FDA clearance or approval. Clearance has been granted to market the resorbable plates and screws in numerous international markets. Lorenz Surgical has received 510(k) clearance for its dental implants and is currently evaluating entry into the dental implant market.

PRODUCT DEVELOPMENT

        For the years ended May 31, 1995, 1994 and 1993, the Company expended approximately $21,770,000, $20,521,000 and $17,995,000 respectively, on research and development, and it is expected that research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products and arthroscopy products.


        The Company's research and development efforts contributed to the introduction in fiscal year 1995 of the following products: Mallory-Head Modular Calcar Hip System, Posterior Stabilized AGC Knee System, Modular Acetabular Revision System, Constrained Cup System, Freeman/Samuelson Knee System, Lateralized Integral Hip System and Index Cup System.


        EBI conducts a program of research and development intending to maintain its proprietary position and to expand the range of conditions treatable with its electrical stimulation products. This program includes clinical investigations and providing equipment and/or funding basic research to study cells and simple biological systems. Typically, EBI receives proprietary rights with respect to the data developed as the result of research sponsored by it. EBI has completed clinical trials to investigate the application of its products in the treatment of avascular necrosis ("AVN") of the femoral head, a debilitating and degenerative disease. In May 1994, EBI received notice from the FDA that it has completed its initial review of EBI's pre-market approval application ("PMA"). The FDA is in the process of formally reviewing the PMA, however, based on discussions with the FDA, EBI has no reason to believe approval is imminent. EBI also currently has clinical trials underway to develop new indications with PEMF technology for the treatment of fresh fractures.

        In July 1991, the Company and United States Surgical Corporation ("U.S. Surgical") entered into a cooperative effort to develop and market a line of state-of-the-art bioresorbable orthopedic and oral-maxillofacial implants. The cooperative effort has been named Poly-Medics. The Company is contributing its product development, marketing and distribution capabilities while U.S. Surgical is contributing its expertise in polymer technology and product development that led to its successful development of resorbable staples and sutures. Poly-Medics is focusing on three primary areas: bone replacement and augmentation; fracture healing; and musculoskeletal soft tissue repair and reattachment. Poly-Medics' Hard Tissue Replacement Polymer Facial Implants and custom craniofacial implants are being distributed through Lorenz Surgical. Clinical studies utilizing Poly-Medics' resorbable polymers are currently in process for maxillofacial, trauma and soft tissue reattachment applications.

        The Company is continuing its work to develop hydroxyapatite ("HAP"), a bioactive surface, to be applied to orthopedic implants which, by eliminating the fibrous tissue interface between the implant and the bone, would improve apposition and attachment to the implant and bone ingrowth into the porous surface of implants. Clinical trials are currently being conducted with three of the Company's hip systems, in which a surface coating is applied over the systems' porous coating. HAP is believed to bond directly to bone at a cellular level.

        The Company has a 51% equity interest in Polymers Reconstructive A/S ("Polymers") and holds exclusive worldwide distribution rights, with the exception of Scandinavia, for the Vacuum Pac Cement System. The patented Vacuum Pac Cement System is a proprietary method of mixing bone cement within and delivering it from a single self-contained unit. At the present time, Polymers is considering several organizational and development changes with clinical trials and test marketing to begin in certain international markets sometime in calendar year 1996.

        On May 30, 1995, the Company and Hercules Incorporated ("Hercules") agreed to terminate the BHC Laboratories, Inc. joint venture and enter into a supply agreement whereby Hercules will supply consolidated laminated composite materials to the Company for orthopedic applications.

        The Company has a minority equity interest in Catheter Research, Inc. ("CRI"), the developer of the CRI Vessel Occlusion System. The Company's Vascu-Med subsidiary has obtained exclusive distribution rights to the CRI Vessel Occlusion System in performing peripheral bypass grafting. CRI has received approval from the FDA to market the Vessel Occlusion System, and Vascu-Med has conducted market evaluations to determine market acceptance and distribution strategies of the product. While the product has functioned well clinically, the market's response to this new technology has been disappointing. It is not clear whether a large enough market can be developed to create a meaningful distribution effort in the future for the product. Biomet continues its financial support of CRI as it explores other applications for its guidable catheter technology.

GOVERNMENT REGULATION

        The developing, testing, marketing and manufacturing of medical devices
- - such as arthroscopy products and reconstructive, electrical stimulation and internal fixation devices - are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

        Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations applicable generally to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. Biomet, EBI, Lorenz Surgical, Arthrotek, Kirschner, AOA, Biomet Ltd. and Vascu-Med are registered with the FDA.

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

        The Company's reconstructive and trauma products are regulated as Class II or Class III medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a pre-market notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may be placed into Class III by the FDA. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 30 months of the Class III determination.

        When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a pre-market approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in submittable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows certain patient groups for two or more years, making periodic reports to the FDA.

        The Safe Medical Device Act of 1990 (the "Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The Act is the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The Act gives the FDA expanded emergency recall authority, requires that a summary be made available of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of Good Manufacturing Practices. The Act also grants the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health, and further grants the FDA the authority to require manufacturers of certain devices to adopt device tracking methods to enable patients to receive required notices pertaining to the devices they receive. The Act increases the importance of tracking products and will most likely add additional administrative requirements pertaining to the sale of many of the Company's implants. Although the precise impact on the Company is currently unknown because the FDA has not yet promulgated all of the regulations needed to fully implement the Act, management does not believe the Act will have a material adverse effect on the Company or its operations.

        The medical device industry extensively utilizes the pre-market notification procedures under Section 510(k) of the 1976 Amendments in bringing new products to the market. The Company currently has approximately nine
Section 510(k) notifications pending with the FDA and is experiencing delays in the clearance of new products by the FDA. While these delays have improved recently, they are expected to continue through fiscal year 1996. Although the delays experienced to date have not had a material adverse impact on the operations of the Company, management is unable to assess the impact of such delays on the future operations of the Company.

        The Company is currently positioning itself for the changing regulatory environment internationally. "ISO 9000" is an internationally recognized set of guidelines that are aimed at ensuring the manufacture of quality products.
A company that passes an ISO audit becomes internationally recognized as being well run and functioning under a quality system. Seventeen countries have adopted ISO 9000 for medical products. ISO 9000 registered companies are able to sell their products in these countries without the added burden of individual country regulations. Although not required until 1998, the Company has taken the first steps in obtaining this registration. The Company's United Kingdom and Spain facilities have passed this audit and are registered. EBI has established themselves in the international market through product registration. The Company's other facilities are preparing for their registration audits in fiscal year 1996.

SALES AND MARKETING

        Biomet Products are distributed in the United States through approximately 322 independent commission sales representatives ("distributors") and sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. Some of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

        Kirschner's products are distributed in the United States through its AOA and Orthopedics Divisions. AOA and Orthopedics are separate and distinct sales and marketing organizations. AOA markets and distributes Kirschner's soft goods through a direct sales force of approximately 46 persons. Orthopedics markets and distributes Kirschner's orthopedic reconstructive implant devices through an independent agency system. The agency system consists of approximately 73 manufacturer's representatives who collectively employ approximately 181 sales representatives.

        EBI's products are distributed in the United States through EBI's wholly-owned subsidiary, EBI Medical Systems, Inc. ("EBIMS"), a Delaware corporation with offices in Parsippany, New Jersey. EBIMS maintains a 140 person direct sales force which operates in assigned territories throughout the United States and through a growing international distribution network in Central and South America, Canada, Asia and Europe.

        Lorenz Surgical products are distributed in the United States through its direct sales force of approximately 40 sales consultants operating in assigned territories throughout the United States and through a growing international distribution network in Central and South America, Canada, Australia, Asia and Europe.

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

        Biomet Products are marketed internationally primarily through direct factory sales representatives in the United Kingdom, Italy and Germany and through both independent and direct factory sales representatives and specialty medical product dealers in other international markets. EBI products are sold internationally by EBI's wholly-owned subsidiary, EBI Medical Systems Ltd., ("EBIMSL") a United Kingdom corporation. EBIMSL utilizes the direct sales force of Biomet Ltd., a United Kingdom corporation and wholly owned subsidiary of the Company. Kirschner products are sold internationally through independent sales representatives. The Company's products are distributed in approximately 100 countries worldwide.

        For the fiscal years ended May 31, 1995, 1994 and 1993, the Company's foreign sales were $108,461,000, $85,079,000 and $78,274,000 respectively, or
24%, 23% and 23% of net sales, respectively. Additional data concerning operating income and identifiable assets by geographic areas are set forth in
Note I of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

        The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in the United Kingdom, Italy and Germany. As of May 31, 1995, inventory of approximately $43,692,000 was consigned to these distributors, salespersons and hospitals.

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

        The 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business. However, the Company is experiencing pricing pressure in orthopedic support devices and operating room supplies and in some generic internal fixation device products. The DRG-based prospective payment system may increase the future importance of price as a competitive factor within the orthopedic products and implantable bone growth stimulation markets. Other effects of the prospective payment system on the industry and on the Company cannot be estimated at the present time.

        During fiscal year 1994, the Company initiated "value added" services and programs collectively referred to as Health Care Initiatives (formerly the Large Account Management Program). A group of individuals from the Warsaw, Indiana office work directly with the sales force, orthopedic surgeons, clinics and hospital administrators to address various concerns, as they arise, in the providing of health care.

COMPETITION

        The business of the Company is highly competitive. Approximately seven other manufacturers offer orthopedic implant products which compete with the Biomet Products. Major companies in this industry include Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; DePuy, a subsidiary of Boehringer-Mannheim Corporation; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd.; Osteonics, Inc., a subsidiary of Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Intermedics Orthopedics, Inc., a division of Sulzermedica. Management believes these seven companies together with Biomet have the predominant share of the orthopedic implant market.
Competition within the orthopedic implant industry is primarily on the basis of service and product design, although price competition has become increasingly important in recent years as the orthopedic industry becomes more mature and as health care providers become more concerned with health care costs. At the present time, price is a factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies. In addition, as health care providers become more cost-conscious, they have increasingly limited the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. Biomet believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace. As discussed above, the Company has initiated Health Care Initiatives to enhance the Company's offerings of products, services and programs.

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

        EBI's electrical stimulation products compete with conventional surgical procedures and non-invasive electrical stimulation devices manufactured by others. EBI has the predominant share of the bone growth stimulation market. Other companies offering products in the electrical stimulation market include American Medical Electronics, Inc.; Biolectron, Inc.; OrthoLogic Corp.; and Exogen. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance. EBI's external fixation devices will compete with other external fixation devices primarily on the basis of ease of application and clinical results.

        Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of Bristol-Myers Squibb Company; Stryker Corporation; Dyonics, Inc., a subsidiary of Smith & Nephew Ltd.; Baxter Health Care Corporation; Acufex Microsurgical, Inc.; Olympus; Richard Wolf; and Karl Storz, a business group of American Cyanamid Company.

        The Company's trauma and fixation product lines compete with those of ACE Orthopedics, a division of DePuy; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd.; and Synthes USA.

        Lorenz Surgical primarily competes in the surgical instrumentation and oral-maxillofacial markets. Its competitors include Synthes USA; Howmedica, Inc., a subsidiary of Pfizer, Inc.; Leibinger LP; ACE Surgical Supply Company, Inc.; and Karl Storz.

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

EMPLOYEES

        As of May 31, 1995, the Company's domestic operations (including Puerto
Rico) employed 1,882 persons, of whom 1,071 were engaged in production and 811 in sales, marketing, administrative and clerical efforts. The Company's European subsidiaries employed 687 persons, of whom 476 were engaged in production and 211 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union; the production employees at its Bridgend, South Wales, facility are organized. Employees working at the Berlin, Germany facility are represented by a statutory Workers' Council which negotiates labor hours and termination rights. The Workers' Council does not represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides excellent access to the highly skilled machine operators required for the manufacture of Biomet Products. The Company's European locations at Bridgend, South Wales; Swindon, England; Valencia, Spain; and Berlin and Ansbach, Germany, also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

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

        EBI holds a United States Patent which covers the manufacture, use and sale of its primary product, the EBI Bone Healing System, which expires in November 1995. The Company does not anticipate any adverse material financial impact as a result of the expiration of this patent. In connection with the 1988 settlement of certain litigation against American Medical Electronics, Inc. ("AME"), EBI has granted to AME a license under this patent to make, use and sell certain products.

        BIOMET, EBI, W. LORENZ, KIRSCHNER, POLYMEDICS, AOA, IQL and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.

ITEM 2.  PROPERTIES.

        The Company has the following properties:

                                                                                                     OWNED/
FACILITY                                           LOCATION                     SQUARE FEET          LEASED
- --------                                           --------                     -----------          -------
Principal manufacturing facility
and executive offices of Biomet                    Warsaw, Indiana                329,000            Owned

Facility of Biomet/U.S. Surgical
cooperative effort                                 Warsaw, Indiana                 11,000            Owned

Office and manufacturing facility
of EBI                                             Guaynabo, Puerto Rico           23,200            Owned

Marketing and sales operations
of EBIMS, including accounting,
order entry and customer service
for all EBI products and sales and
administrative offices of EBI                      Parsippany, New Jersey          63,000            Owned

Manufacturing facility of EBI                      Parsippany, New Jersey          45,000            Owned

Office and warehouse facility of Biomet
and EBI                                            Ontario, Canada                  1,800            Leased

Manufacturing
and administrative facilities of
Biomet Ltd.                                        (1) Bridgend, South Wales       80,345            Owned

                                                   (2) Swindon, England            53,420            Owned
Office and manufacturing facility
of Arthrotek                                       (1) Ontario, California         35,400            Owned

                                                   (2) Redding, California          6,250            Leased

Office and manufacturing facilities
of Biomet Deutschland GmbH                         (1) Berlin, Germany             17,800            Leased

                                                   (2) Ansbach, Germany             4,800            Leased

Administrative and distribution facility
of Lorenz Surgical                                 Jacksonville, Florida           32,450            Owned

Office and warehouse facility of Biomet SpA        Milan, Italy                    10,764            Owned

Principal manufacturing facility of Kirschner
for orthopedic implants                            Fair Lawn, New Jersey           40,000            Owned

Manufacturing facility of Kirschner for AOA
products                                           (1) Marlow, Oklahoma            30,000            Owned

                                                   (2) Delray Beach, Florida        8,000            Leased

Executive, manufacturing and administrative
offices of Kirschner                               Hunt Valley, Maryland           35,714            Leased


                                                                                                              OWNED/
FACILITY                                                 LOCATION                          SQUARE FEET        LEASED
- --------                                                 --------                          -----------        ------
Office and manufacturing facilities of IQL               Valencia, Spain                   80,000             Owned

Office facility of IQL                                   Madrid, Spain                      6,000             Owned

Office and warehouse facilities of Biomet S.A.           Chaumont, France                  30,560             Owned

Office facility of Biomet Taiwan                         Taipei, Taiwan                       700             Leased

Office and manufacturing facilities of
Polymers                                                 Farum, Denmark                     7,500             Leased


        The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products.



ITEM 3.  LEGAL PROCEEDINGS.

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

        There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business. The results of litigation proceedings cannot be predicted with certainty, however, management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

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

                                                               Served as Executive                      Current Position(s)
Name, Age and Business Experience                                 Officer Since                         with the Company
- ---------------------------------                              -------------------                      ------------------
DANE A. MILLER, PH. D., 49
  President and Chief Executive Officer of the                          1977                            President and Chief
  Company; Director of the Company since 1977                                                           Executive Officer and
                                                                                                        Director of the Company.

NILES L. NOBLITT, 44
  Chairman of the Board of the Company since                            1978                            Chairman of the Board
  September 1986; Director of the Company since 1978.                                                   and Director of the Company.

CHARLES E. NIEMIER, 39
  Senior Vice President - International Operations of                   1984                            Senior Vice President -
  the Company since November 1991;                                                                      International Operations
  Senior Vice President - Warsaw Operations from                                                        and Director of the Company.
  May 1990 to November 1991; prior to November 1991,
  Vice President - Finance of the Company;
  Director of the Company since 1987.

GARRY L. ENGLAND, 41
  Senior Vice President - Warsaw Operations of the                      1987                            Senior Vice President -
  Company since May 1994; Vice President -                                                              Warsaw Operations of the
  Research and Development of the Company                                                               Company.
  from November 1991 to May 1994; prior to
  November 1991,Vice President - Manufacturing
  of the Company.

DANIEL P. HANN, 40
  Vice President and General Counsel,                                   1989                            Vice President and General
  Secretary and Director of the Company.                                                                Counsel, Secretary and
                                                                                                        Director of the Company.

JOEL P. PRATT, 41
  Vice President and General Manager of Biomet                          1990                            Vice President and General
  Medical Products since March 1993; Vice President -                                                   Manager of Biomet Medical
  Sales and Marketing of the Company from                                                               Products.
  January 1990 to March 1993.

GREGORY D. HARTMAN, 38
  Vice President - Finance of the Company since                         1991                            Vice President - Finance of
  December 1991; prior to December 1991, Controller                                                     the Company.
  of the Company.

JAMES W. HALLER, 38
  Controller of the Company since December 1991;                        1991                            Controller of the Company.
  prior to December 1991, Assistant Controller
  of the Company.

JERRY L. FERGUSON, 54
  Senior Vice President of the Company since            1994           Senior Vice President of the
  December 1994; Special Projects Advisor to                           Company and Director of
  the Company from December 1993 to                                    the Company.
  December 1994; prior to December 1993,
  Owner of Classic Car Centre, Inc.; Director
  of the Company since 1978.

                                    PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the NASDAQ-NMS for each of the three most recent fiscal years ended May 31. They reflect inter-dealer prices, without retail mark-up, mark-down or commission. The approximate number of recordholders of outstanding Common Shares as of May 31, 1995 was 13,341.

                                                 High                Low
1995
        Fourth                                  $18 1/2            $13 1/8
        Third                                    17                 11 1/2
        Second                                   12 5/8             10 5/8
        First                                    11 7/8              9

1994
        Fourth                                  $11 7/8            $ 9 5/8
        Third                                    11 7/8              9 7/8
        Second                                   13 1/4              8 3/8
        First                                    11 1/4              8 3/8

1993
        Fourth                                  $13 1/2            $ 9 3/4
        Third                                    18 3/4             10 3/4
        Second                                   22 1/4             13 3/4
        First                                    22 1/4             14 3/4


The Company has not paid any dividend within the last three years and the Company does not anticipate that any dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

Income Statement Data
(in thousands, except earnings per share)

Years ended May 31,                       1995            1994            1993           1992             1991            1990
                                        ----------------------------------------------------------------------------------------
Net sales                               $452,272        $373,295        $335,373        $274,795        $209,690        $162,379
Cost of sales                            142,143         114,829         104,741          85,657          63,652          51,428
                                        ----------------------------------------------------------------------------------------
  Gross profit                           310,129         258,466         230,632         189,138         146,038         110,951

Selling, general and
  administrative expenses                169,332         136,191         122,170         102,695          80,212          60,945
Research and development expense          21,770          20,521          17,995          16,620          12,872           9,890
                                        ----------------------------------------------------------------------------------------
  Operating income                       119,027         101,754          90,467          69,823          52,954          40,116

Other income, net                          5,915           5,278           3,805           6,688           5,646           3,712
                                        ----------------------------------------------------------------------------------------
  Income before income taxes             124,942         107,032          94,272          76,511          58,600          43,828

Provision for income taxes                45,742          37,214          30,311          24,702          19,126          13,895
                                        ----------------------------------------------------------------------------------------
  Net income                            $ 79,200        $ 69,818        $ 63,961        $ 51,809        $ 39,474        $ 29,933
                                        ========================================================================================
Earnings per share                          $.69            $.61            $.56            $.46            $.35            $.27
                                        ----------------------------------------------------------------------------------------
Weighted average number of shares        115,459         115,215         114,934         113,009         111,892         111,136
                                        ----------------------------------------------------------------------------------------


BALANCE SHEET DATA
(in thousands)

As of May 31,                              1995            1994            1993            1992           1991            1990
Working capital                         $302,752        $288,408        $224,387        $167,707        $118,512        $ 92,573
Total assets                             539,084         418,077         354,409         279,234         210,660         153,548
Shareholders' equity                     444,617         357,283         301,319         232,467         172,928         129,374

- - The selected consolidated financial information includes the operations of Kirschner Medical Corporation from November 4, 1994, Lorenz Surgical from June 1, 1992 and Biomet Deutschland GmbH from March 21, 1991.
- - Earnings per share data have been adjusted to give effect to all stock splits.
- - The Company paid no cash dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                              Percentage of                        Percentage
                                                Net Sales                           Increase
                                                                               1995          1994
Years ended May 31,                  1995          1994          1993        VS. 1994      vs. 1993
                                   ------------------------------------------------------------------
Net sales                           100.0%        100.0%         100.0%         21%            11%
Cost of sales                        31.4          30.8           31.2          24             10
                                   ------------------------------------
     Gross profit                    68.6          69.2           68.8          20             12
Selling, general and
     administrative expenses         37.5          36.5           36.4          24             11
Research and development expense      4.8           5.5            5.4           6             14
                                   ------------------------------------
     Operating income                26.3          27.2           27.0          17             12
Other income, net                     1.3           1.5            1.1          12             39
                                   ------------------------------------
     Income before income taxes      27.6          28.7           28.1          17             14
Provision for income taxes           10.1          10.0            9.0          23             23
                                   ------------------------------------
     Net income                      17.5%         18.7%          19.1%         13%             9%
                                   ====================================


1995 COMPARED TO 1994
The Company achieved record net sales, net income and earnings per share in fiscal year 1995. Net sales increased 21% to $452,272,000 as compared to $373,295,000 in fiscal year 1994. The Company's U.S.-based revenue increased 19% to $343,811,000 in 1995, while foreign sales increased 27% to $108,461,000.
Biomet's worldwide reconstructive device sales during fiscal 1995 increased by 25% to $272,643,000 compared to last fiscal year. This increase in revenue is primarily a result of Biomet's continued penetration into the reconstructive device market but also reflects the acquisition of Kirschner. EBI's product sales increased 11% over last year to $98,490,000 in fiscal 1995. This increase was largely attributable to the resurgence in the bone healing market and increased sales in external fixation devices. The Company's "Other Products" revenues totaled $81,139,000, representing a 22% increase over fiscal 1994, primarily as a result of the inclusion of seven months of revenues of AOA, a division of Kirschner.

Cost of sales increased slightly as a percentage of net sales to 31.4% for 1995 compared to 30.8% for 1994 due to the acquisition of Kirschner. Kirschner's cost of sales historically has been higher than Biomet's due to its relatively higher levels of outsourcing for product manufacturing. The Company's selling, general and administrative expenses increased to 37.5% of net sales. The major cause of this increase is the inclusion of Kirschner's relatively higher selling, general and administrative costs, and expenses incurred in the reconfiguration of the combined sales forces of the two companies. Research and development expense increased to $21,770,000, but decreased as a percentage of net sales to 4.8%, principally as the result of Kirschner's lower expenditures on research and development. The Company remains committed to maintaining its competitive position in the orthopedic market through technological advancements and to capitalizing on future opportunities available within the orthopedic market. The increase in other income is a result of income earned on higher investment balances throughout most of fiscal 1995, although at the end of fiscal 1995 investment balances were lower than at the beginning of the year. The effective income tax rate increased to 36.6% in fiscal 1995 from 34.8% in fiscal 1994. This increase is due to the changes in the Puerto Rico local tax structure and the reduction of U.S. tax benefits from operating in Puerto Rico. The Company's effective tax rate will continue to increase in future years as the full impact of these tax changes takes effect. These factors resulted in a 13% increase in net income and earnings per share for fiscal year 1995 as compared to fiscal year 1994, increasing from $69,818,000 to $79,200,000 and $.61 to $.69, respectively.

During the past year, the health care climate underwent numerous changes. With the threat of health care legislation, market forces began to change the health care industry. It appears that patients postponed procedures to some degree, expecting a change in service delivery. Hospitals curtailed purchases of capital equipment due to uncertainty with respect to reimbursement. Cost containment concerns have caused health care providers to become more selective in the use of higher-cost reconstructive devices, which are increasingly limited to younger, more active patients. Additional changes are likely to occur; however, it appears that the decline in the growth rate in the U.S. orthopedic market has stabilized. With the Company's Team concept including employee, salesman and surgeon, current product selections, proven track record for innovative product introductions and financial strength, the Company is well positioned to take advantage of these changes in the orthopedic market.

EBI's exclusive right to distribute the Orthofix Dynamic Axial External Fixation System ("Orthofix") in the United States, Canada and the Caribbean Island Basin expired on May 31, 1995. EBI has developed its own advanced external fixation system which will be released to the market in fiscal 1996. EBI believes that it will be able to satisfy customer demand until the launch of its advanced fixation system.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments decreased $16,367,000 to $124,475,000 at May 31,1995. The decrease results from the purchase of Kirschner (as more fully disclosed in Note B of the Notes to Consolidated Financial Statements), the expansion of manufacturing capacities through facilities and equipment purchases, and the acquisition of EBI's leased office building.

Cash flows provided by operating activities were $52,596,000 in 1995 compared to $65,743,000 in 1994. The primary source of 1995 cash flows from operating activities were profits from operations and an increase in accounts payable, partially offset by increases in accounts and notes receivable and inventories. Accounts and notes receivable increased 45% from $96,800,000 last year to $140,283,000 at May 31, 1995, as a result of the Kirschner acquisition and increases in net sales for the current fiscal year. Inventories increased 53% to $140,885,000 at May 31, 1995 from $92,263,000 at May 31, 1994, reflecting the Kirschner acquisition, an increase in the number of units on consignment to support the current level of sales and the support of the recent introduction of several new products including the Mallory-Head and Impact Modular Total Hip Systems, the Maxim Total Knee System and Arthrotek's Integrated Endoscopy System (IES 1000). Of the increases in accounts and notes receivable and inventories, approximately $1,813,000 and $2,708,000, respectively, were attributable to the increase from May 31, 1994 to May 31, 1995 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Cash flows used in investing activities were $73,755,000 in 1995 compared to $26,979,000 in 1994. The primary uses of cash flows from investing activities include purchases of investments, capital expenditures and the purchase of Kirschner. The Company increased its investments by $19,933,000 due to more attractive investment yields on longer-term investments. The Company's capital expenditures have increased as mentioned above, with the major expenditure being the acquisition of EBI's previously leased building for $9.9 million.

Cash flows used in financing activities were $14,290,000 in 1995 compared to $12,440,000 in 1994. The primary use of cash flows from financing activities was the repayment of the Kirschner debt acquired in the acquisition and the common share repurchase program. On September 16, 1994 the Company's Board of Directors authorized the investment of up to $25 million in the outstanding common shares of the Company in open market or privately negotiated transactions through the close of business on September 22, 1995. During fiscal 1995, the Company purchased 1,120,000 of its common shares for $15,219,000, of which $10,406,000 was not paid until the settlement date in June 1995. Future purchases, if any, will be dependent upon market conditions.

Currently available funds, together with the anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated capital needs and research and development costs during the next two fiscal years. The Company expects to spend approximately $74 million during the next two fiscal years for capital expenditures and research and development, and anticipates using a portion of its cash reserves to fund future acquisitions and other business development activities.

1994 COMPARED TO 1993
In fiscal year 1994, net sales increased 11% to $373,295,000 as compared to $335,373,000 in 1993. The Company's U.S.-based revenue increased 12% to $288,216,000 in 1994, while foreign sales increased 9% to $85,079,000. For fiscal year 1994, Biomet's foreign sales were adversely affected by approximately $6,500,000 due to a stronger U.S. Dollar relative to the British Pound Sterling. Biomet's worldwide reconstructive device sales during fiscal 1994 were $218,145,000, representing a 15% increase compared to fiscal 1993. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System introduced in late fiscal 1993. Sales of Electro-Biology, Inc.'s products were $88,714,000 in fiscal 1994, representing an 8% increase over fiscal 1993. These increases in revenue were largely attributable to increased demand for external fixation devices. The Company's "other products" revenues totaled $66,436,000, representing a 3% increase over fiscal year 1993, primarily as a result of increased sales of Arthrotek's IES 1000 System and Lorenz's oral-maxillofacial implants.

Cost of sales decreased as a percentage of net sales to 30.8% for 1994 compared to 31.2% for 1993 due to the continued shift in the Company's sales mix to reconstructive devices. The Company's selling, general and administrative expenses slightly increased to 36.5% of net sales in 1994 compared to 36.4% in 1993. Research and development expense slightly increased from 5.4% of net sales in 1993 to 5.5% in 1994. The effective income tax rate increased from 32.2% in fiscal 1993 to 34.8% in fiscal 1994. This increase is due to the increase in the U.S. corporate income tax rate and changes in the Puerto Rico local tax structure resulting from the reduction of tax benefits from operating
in Puerto Rico.   These factors resulted in a 9% increase in net income and
earnings per share in fiscal 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Index to Consolidated Financial Statements and Schedule which appears on page 21 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1995 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

        Information regarding executive officers of the Company is included in
Part I of this Report under the caption "Executive Officers of the Registrant" on page 13.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information included under the captions "Election of Directors - Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) (1 AND 2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        See Index to Consolidated Financial Statements and Schedule which appears on page 21 herein.

        (3) EXHIBITS.

            See Index to Exhibits.

(B) REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIOMET, INC.

                By: /s/   DANE A. MILLER
                    ---------------------------
                    Dane A. Miller
                    President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 17, 1995.


                By: /s/  NILES L. NOBLITT
                    ---------------------------
                    Niles L. Noblitt, Director


                By: /s/  DANE A. MILLER
                    ---------------------------
                    Dane A. Miller, Director  (Principal
                    Executive Officer)


                By: /s/  JERRY L. FERGUSON
                    ---------------------------
                    Jerry L. Ferguson, Director


                By: /s/  M. RAY HARROFF
                    ---------------------------
                    M. Ray Harroff, Director


                By: /s/  KENNETH V. MILLER
                    ---------------------------
                    Kenneth V. Miller, Director


                By: /s/  JERRY L. MILLER
                    ---------------------------
                    Jerry L. Miller, Director


                By: /s/  L. GENE TANNER
                    ---------------------------
                    L. Gene Tanner, Director


                By: /s/  THOMAS F. KEARNS, JR
                    ---------------------------
                    Thomas F. Kearns, Jr., Director

                By: /s/  CHARLES E. NIEMIER
                   ---------------------------------
                    Charles E. Niemier, Director


                By: /s/  DANIEL P. HANN
                   ---------------------------------
                    Daniel P. Hann, Director


                By: /s/  MARILYN TUCKER QUAYLE
                   ---------------------------------
                    Marilyn Tucker Quayle, Director


                By: /s/  RONALD R. FISHER
                   ---------------------------------
                    Ronald R. Fisher, Director


                By: /s/  C. SCOTT HARRISON
                   ---------------------------------
                    C. Scott Harrison, Director


                By: /s/  GREGORY D. HARTMAN
                   ---------------------------------
                    Gregory D. Hartman, Vice President -
                    Finance (Principal Financial Officer)


                By: /s/  JAMES W. HALLER
                   ---------------------------------
                    James W. Haller, Controller (Principal
                    Accounting Officer)

                        BIOMET, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        1.    FINANCIAL STATEMENTS:                                                                                PAGE
              Report of Independent Accountants................................................................     22

              Consolidated Balance Sheets as of May 31, 1995 and 1994..........................................     23

              Consolidated Statements of Income for the years ended May 31, 1995, 1994 and 1993................     24

              Consolidated Statements of Shareholders' Equity for the years ended May 31, 1995, 1994 and 1993..     25

              Consolidated Statements of Cash Flows for the years ended May 31, 1995, 1994 and 1993............     26

              Notes to Consolidated Financial Statements.......................................................  27-34


        2.    FINANCIAL STATEMENT SCHEDULE:

              Schedule II - Valuation and Qualifying Accounts..................................................     35

              Schedules other than those listed above are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

|Coopers                                 | Coopers & Lybrand L.L.P.
|& Lybrand                               | a professional services firm


To the Shareholders and Board of Directors of Biomet, Inc.:

We have audited the financial statements and the financial statement schedule of Biomet, Inc. and subsidiaries listed on Page 21 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries as of May 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referrred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

                                                /s/ Coopers & Lybrand L.L.P.

South Bend, Indiana
June 30, 1995

BIOMET,INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands)
as of May 31,                                                                                            1995            1994
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                                                     $  34,091       $  70,391
        Marketable securities                                                                            56,354          70,451
        Accounts and notes receivable, less allowance for doubtful receivables
          (1995 - $6,039 and 1994 - $3,619)                                                             140,283          96,800
        Inventories                                                                                     140,885          92,263
        Prepaid expenses and other                                                                       20,289          12,322
- -------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                          391,902         342,227
- -------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment:
        Land and improvements                                                                             5,268           2,397
        Buildings and improvements                                                                       44,571          25,740
        Machinery and equipment                                                                          71,179          55,323
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                        121,018          83,460
        Less, Accumulated depreciation                                                                   40,710          32,336
- -------------------------------------------------------------------------------------------------------------------------------
          Property, plant and equipment, net                                                             80,308          51,124
- -------------------------------------------------------------------------------------------------------------------------------
Marketable securities                                                                                    34,030               -
Intangible assets, net of accumulated amortization (1995 - $12,649 and 1994 - $10,124)                    8,170           9,599
Excess acquisition costs over fair value of acquired net assets, net of
        accumulated amortization (1995 - $9,984 and 1994 - $7,655)                                       22,828          11,427
Investments in and advances to affiliates                                                                   185           1,678
Other assets                                                                                              1,661           2,022
- -------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                                $ 539,084       $ 418,077
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                                                                         $   3,518       $   1,606
        Accounts payable                                                                                 27,194          18,604
        Accrued income taxes                                                                             12,366          13,620
        Accrued wages and commissions                                                                    13,050           8,249
        Liability for purchased common shares                                                            10,406               -
        Other accrued expenses                                                                           22,616          11,740
- -------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                      89,150          53,819

Deferred federal income taxes                                                                             2,240           3,529
Other liabilities                                                                                         3,077           3,446
- -------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                              94,467          60,794
- -------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note J)
- -------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
        Preferred shares, $100 par value, Authorized 5 shares; none issued                                    -               -
        Common shares, without par value:  Authorized 500,000 shares;
         issued and outstanding 1995 - 115,188 shares and 1994 - 114,424 shares                          64,526          47,290
        Additional paid-in capital                                                                       12,624          13,606
        Retained earnings                                                                               364,087         299,510
        Unrealized appreciation of available-for-sale securities                                          2,800               -
        Cumulative translation adjustment                                                                   580          (3,123)
- -------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                                     444,617         357,283
- -------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                                   $ 539,084       $ 418,077
===============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share)
for the years ended May 31,                                                  1995                    1994                   1993
- -----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   $452,272                  $373,295             $335,373
Cost of sales                                                                142,143                   114,829              104,741
- -----------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                             310,129                   258,466              230,632
Selling, general and administrative expenses                                 169,332                   136,191              122,170
Research and development expense                                              21,770                    20,521               17,995
- -----------------------------------------------------------------------------------------------------------------------------------
    Operating income                                                         119,027                   101,754               90,467
Other income, net                                                              6,947                     5,867                4,730
Interest expense                                                              (1,032)                     (589)                (925)
- -----------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                               124,942                   107,032               94,272
Provision for income taxes                                                    45,742                    37,214               30,311
- -----------------------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                              $ 79,200                  $ 69,818             $ 63,961
===================================================================================================================================
EARNINGS PER SHARE, BASED ON THE WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING DURING THE YEAR                                       $.69                      $.61                 $.56
- -----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                            115,459                   115,215              114,934
- -----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(in thousands)
for the years ended May 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Unrealized
                                                                          Additional                Appreciation of     Cumulative
                                                   Common Shares             Paid-In      Retained  Available-for-Sale Translation
                                                Number       Amount          Capital      Earnings       Securities     Adjustment
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1992                          113,462       $44,304         $10,238       $175,261       $       -        $2,664

        Issuance of shares                           4            73               -              -               -             -
        Exercise of stock options                  831         2,436               -              -               -             -
        Tax benefit arising from the
          exercise of stock options                  -             -           2,868              -               -             -
        Acquisition of Lorenz Surgical             991            16               -          3,396               -             -
        Net income                                   -             -               -         63,961               -             -
        Translation adjustment                       -             -               -              -               -        (3,898)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1993                          115,288        46,829          13,106        242,618               -        (1,234)

        Issuance of shares                           7            62               -              -               -             -
        Exercise of stock options                  389           911               -              -               -             -
        Purchase of shares                      (1,260)         (512)           (144)       (11,620)              -             -
        Tax benefit arising from the
          exercise of stock options                  -             -             644              -               -             -
        Effect of change from cost to equity
          method of accounting for certain
          unconsolidated subsidiaries                -             -               -         (1,306)              -             -
        Net income                                   -             -               -         69,818               -             -
        Translation adjustment                       -             -               -              -               -        (1,889)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1994                          114,424        47,290          13,606        299,510               -        (3,123)

        Issuance of shares                          35           261               -              -               -             -
        Exercise of stock options                  465         1,192               -              -               -             -
        Purchase of shares                      (1,120)         (463)           (133)       (14,623)              -             -
        Tax benefit arising from the
          exercise of stock options                  -             -             689              -               -             -
        Acquisition of Kirschner Medical         1,384        16,246          (1,538)             -               -             -
        Net income                                   -             -               -         79,200               -             -
        Unrealized appreciation of
            available-for-sale securites             -             -               -              -           2,800             -
        Translation adjustment                       -             -               -              -               -         3,703
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995                          115,188       $64,526         $12,624       $364,087          $2,800      $    580
=================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
for the years ended May 31,                                        1995          1994           1993
- ----------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities:
   Net income                                                  $  79,200      $  69,818      $  63,961
   Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                                 9,303          8,167          7,590
      Amortization                                                 5,067          3,879          4,097
      Gain on sale of marketable securities, net                     (68)        (2,213)          (670)
      Equity in losses of affiliates                               1,815          1,579            143
      Deferred federal income taxes                                 (400)        (1,130)          (401)
      Changes in current assets and current liabilities,
       excluding effects of acquisitions:
         Accounts and notes receivable                           (22,499)       (13,092)       (14,328)
         Inventories                                             (26,239)       (10,097)       (22,171)
         Prepaid expenses and other                                 (962)          (448)           332
         Accounts payable                                          2,999          6,414         (4,487)
         Accrued income taxes                                     (2,494)         1,818          6,054
         Accrued wages and commissions                             2,611          1,048          1,226
         Other accrued expenses                                    4,263              -          2,404
- ----------------------------------------------------------------------------------------------------------
      Net cash from operating activities                          52,596         65,743         43,750
- ----------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities:
   Proceeds from sales and maturities of marketable securities    20,313         21,259         13,784
   Purchases of marketable securities                            (37,349)       (40,453)       (22,351)
   Capital expenditures                                          (28,938)        (6,545)       (14,912)
   Purchase of Kirschner Medical Corporation,
     net of cash acquired                                        (27,315)             -              -
   Cash invested in affiliates                                      (238)        (1,466)        (2,625)
   Payments on patents capitalized                                     -              -         (2,733)
   Increase in other assets                                          (83)          (666)        (3,172)
   Other                                                            (145)           892            478
- ----------------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                    (73,755)       (26,979)       (31,531)
- ----------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Decrease in short-term borrowings                                (225)          (719)             -
   Payments on long-term debt                                    (10,705)          (418)        (4,701)
   Issuance of shares                                              1,453            973          2,509
   Purchase of common shares                                      (4,813)       (12,276)             -
- ----------------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                     (14,290)       (12,440)        (2,192)
- ----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             (851)          (512)          (226)
- ----------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents            (36,300)        25,812          9,801
Cash and cash equivalents, beginning of year                      70,391         44,579         34,778
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $  34,091      $  70,391      $  44,579
==========================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                 $     936      $     581      $     948
      Income taxes                                                48,350         36,480         24,444
Non-cash investing and financing activities:
   Purchase of Kirschner Medical Corporation:
      Common shares issued                                        14,708              -              -
      Liabilities assumed                                         26,859              -              -
   Purchase of common shares and related liability                10,406              -              -
- -----------------------------------------------------------------------------------------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended May 31, 1995, 1994 and 1993

Note A:  Accounting Policies.

The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in more than 20% owned affiliates are accounted for on the equity method. The equity in losses of affiliates aggregated $1,815,000, $1,579,000 and $143,000 for the years ended May 31, 1995, 1994 and 1993, respectively, and consist primarily of research and development expense. Accordingly, these amounts are included in research and development expense in the consolidated statements of income.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments which do not meet the definition of cash equivalents are classified as marketable securities.

Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives using the straight-line method. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred.

Intangible Assets - Intangible assets consist primarily of patents, trademarks, product technology and acquired license agreements and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from eight to twelve years.

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to fifteen years.

Short-Term Borrowings - Certain of the Company's foreign subsidiaries had short-term borrowings of $3,518,000 and $1,606,000 as of May 31, 1995 and 1994, respectively.

Income Taxes - As discussed in Note H, effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Prior to the adoption of SFAS No. 109, deferred income taxes were determined using the deferred method.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the health care provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and health-care agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and marketable securities. At May 31, 1995 and 1994, cash and cash equivalents and marketable securities included $48 million and $51 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 1995 and 1994, marketable securities included $24 million and $21 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1995, 1994 and 1993

Note B:  Acquisitions.

On August 12, 1994, the Company, through a wholly-owned subsidiary, purchased 685,222 common shares of Kirschner Medical Corporation ("Kirschner") and a promissory note in the amount of 329.5 million Spanish pesetas (approximately $2.5 million) issued to Kirschner's Spanish subsidiary from Figgie International Inc. for $8,700,000. On November 4, 1994, the Company, through the same wholly-owned subsidiary, acquired all of the remaining issued and outstanding common shares of Kirschner, in exchange for 1,384,309 of the Company's common shares and $16,245,981 cash. Kirschner, headquartered in Hunt Valley, Maryland, designs, develops, manufactures and markets orthopedic devices and musculoskeletal orthopedic support products. The $13.3 million excess of acquisition cost over the fair value of acquired net assets is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for using the purchase method of accounting, with the operating results of Kirschner included in the Company's consolidated financial statements from the date of acquisition.

The following unaudited pro forma financial information reflects the acquisition as if it had occurred at the beginning of each year. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.


                                                         1995            1994
- -----------------------------------------------------------------------------
                                    (in thousands, except earnings per share)
Net sales                                            $481,015        $440,023
Net income                                             79,204          69,847
Earnings per share                                        .68             .60

During the year ended May 31, 1994, the Company increased its ownership in Polymers Reconstructive A/S ("Polymers"), a Dutch company involved in the manufacturing and distribution of a proprietary bone cement system, to 51% in several transactions. Upon exceeding 20% ownership, the Company began accounting for this investment under the equity method, and upon achieving majority ownership, the Company began consolidating Polymers. Goodwill recognized in the consolidation of Polymers aggregates $3.6 million and is
being amortized over a ten-year period.   Also during the year ended May 31,
1994, the Company began accounting for its investment in Catheter Research, Inc. ("CRI"), a company involved in various research and development activities, using the equity method to reflect its increased ownership.
The retroactive application of the equity method of accounting for Polymers and CRI resulted in a decrease in the Company's investment in Polymers and CRI of $492,000 and $814,000, respectively, which was charged against retained earnings (the prior years' consolidated financial statements were not restated to reflect the retroactive application of the equity method, since the amounts were immaterial to prior years' consolidated statements).

Note C:  Marketable Securities.

 As of May 31, 1995, the Company's marketable securities were classified as follows:

                                                    Amortized                  Unrealized
                                                         Cost          Gains                Losses         Fair Value
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
Available-for-sale:
        Debt securities                              $22,856          $     72             $  (34)            $22,894
        Mortgage-backed obligations                    4,207                 -                (42)              4,165
        Equity securities                              4,770             2,917               (113)              7,574
- ------------------------------------------------------------------------------------------------------------------------
                Total available-for-sale              31,833             2,989               (189)             34,633
- ------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
        Debt securities                                6,552                71                 (2)              6,621
        Mortgage-backed obligations                   16,099                69               (305)             15,863
- ------------------------------------------------------------------------------------------------------------------------
                Total held-to-maturity                22,651               140               (307)             22,484
- ------------------------------------------------------------------------------------------------------------------------
Certificates of deposit                               33,100                 -                  -              33,100
- ------------------------------------------------------------------------------------------------------------------------
Total                                                $87,584            $3,129              $(496)            $90,217
========================================================================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS (CONTINUED)
for the years ended May 31, 1995, 1994 and 1993

Note C:  Marketable Securities, Concluded.

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The impact of adopting SFAS No. 115 was to increase shareholders' equity by $2,800,000 at May 31, 1995. The Company has no trading securities. Proceeds from sales of
available-for-sale securities   were immaterial. The cost of marketable
securities sold is determined by the specific identification method. Gross realized gains and losses on these sales were immaterial. Dividend and interest income are accrued as earned. At May 31, 1995, the Company's marketable securities include $33,100,000 of certificates of deposit, $14,609,000 of debt securities, $4,222,000 of equity securities and $4,422,000 of mortgage-backed obligations all maturing within one year and $14,837,000 of debt securities, $3,352,000 of equity securities and $15,842,000 of mortgage-backed obligations all maturing past one year.

At May 31, 1994, marketable securities consisted of $22,600,000 of certificates of deposit, $41,283,000 of debt securities and $6,568,000 of equity securities, and the aggregate market value of debt and equity securities exceeded the aggregate cost by $2,687,000.

Investment income included in other income, net consists of the following:

                                                       1995                  1994                   1993
                                                                                          (in thousands)
- --------------------------------------------------------------------------------------------------------
Interest income                                      $5,656                $3,977                 $2,839
Dividend income                                         870                   442                    586
Net realized gains                                       68                 2,213                    670
- --------------------------------------------------------------------------------------------------------
        Total                                        $6,594                $6,632                 $4,095
========================================================================================================

Note D:  Inventories.

Inventories at May 31, 1995 and 1994 consisted of the following:

                                                                             1995                   1994
- --------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Raw material                                                            $  19,146                $12,729
Work-in-process                                                            15,163                  8,702
Finished goods                                                             62,884                 41,200
Consigned distributor                                                      43,692                 29,632
- --------------------------------------------------------------------------------------------------------
        Total                                                            $140,885                $92,263
========================================================================================================

Note E:  Team Member Benefit Plans

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1995, 1994 and 1993 were $1,573,000, $1,546,000 and
$1,322,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 50% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1995, 1994 and 1993 were $1,148,000, $1,075,000 and
$922,000, respectively.

Biomet Ltd., a subsidiary based in the United Kingdom, has a defined benefit pension plan for all of its salaried Team Members. Pension expense and related pension amounts are immaterial to the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1995, 1994 and 1993

Note F:  Stock Option Plans.

The Company has three stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan (the "Employee Plans") and the 1992 Distributor Stock Option Plan (the "Distributor Plan").

Under the Employee Plans, options may be granted to key employees, at the discretion of the stock option committee, and generally become exercisable in annual increments beginning one year after the date of grant. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date of granting the option, as determined by the stock option committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees is an amount per share of not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the stock option committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees.

An aggregate of 9,680,000 common shares had been reserved for granting under the 1984 Employee Stock Option Plan. This plan expired on September 15, 1994 which has no effect on unexpired shares. An aggregate of 3,000,000 common shares have been reserved for granting under the 1992 Employee and Non-Employee
Director Stock Option Plan.   The 1992 Plan does not affect options granted
under the 1984 Plan.

The Distributor Plan provides for granting of options to purchase common shares of the Company to persons who serve as distributors of the Company's products. An aggregate of 4,000,000 common shares have been reserved for granting under this plan. Under the Distributor Plan, options may be granted from time to time at the discretion of the stock option committee, and become exercisable in full at any time or on a cumulative basis from time to time, in accordance with the stock option agreement prescribed by the stock option committee. The option price is determined by the stock option committee, but shall not be less than the fair market value of such shares on the date of grant, as determined by the stock option committee. All rights under the option terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. No option may have a term longer than ten years from the date the option is granted.

The transactions for common shares under options for the years ended May 31, 1995 and 1994 were as follows:

                                                                       Number                        Per Share
                                                                      of Shares                   Option Price
- -------------------------------------------------------------------------------------------------------------------
Outstanding, June 1, 1993                                             2,970,580               $ 1.53  -  $15.00
        Granted                                                       1,501,969                 8.50  -   10.50
        Exercised                                                      (525,518)                1.53  -   10.50
        Terminated                                                     (885,678)                3.96  -   13.63
- -------------------------------------------------------------------------------------------------------------------

Outstanding, May 31, 1994                                             3,061,353                 1.53  -   15.00
        Granted                                                         931,793                 9.00  -   14.88
        Exercised                                                      (641,905)                1.53  -   11.00
        Terminated                                                     (124,597)                5.00  -   12.88
- -------------------------------------------------------------------------------------------------------------------

Outstanding, May 31, 1995                                             3,226,644               $ 1.53  -  $15.00
===================================================================================================================



Options outstanding at May 31, 1995 which are currently exercisable represent 837,000 shares. The remaining options become exercisable in fiscal years 1996 (580,000 shares); 1997 (593,000 shares); 1998 (547,000 shares); 1999 (457,000 shares); 2000 (157,000 shares) and 2001 through 2002 (55,644 shares). As of May 31, 1995, 5,409,361 shares were reserved for future options, compared with 6,956,092 shares at May 31, 1994. No adjustment was made to the weighted average number of shares outstanding to reflect the exercise of outstanding stock options since the effect would be immaterial.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1995, 1994 and 1993

Note G:  Shareholders' Equity.

In September 1994, the Board of Directors authorized the Company to repurchase up to $25 million of the issued and outstanding common shares of the Company in open market purchases or privately negotiated transactions through the close of business on September 22, 1995. During the year ended May 31, 1995, the Company purchased 1,120,000 shares of its common stock at an aggregate cost of $15,219,000. At May 31, 1995, the Company has recorded a liability of $10,406,000 for purchased common shares for which the settlement date was subsequent to May 31, 1995. During the year ended May 31, 1994, the Company purchased 1,260,000 shares of its common stock at an aggregate cost of $12,276,000.

On December 2, 1989, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan (the "Plan") under which the Company declared a dividend of one common share purchase right for each common share outstanding to shareholders of record on December 26, 1989 (the "Right"). Each Right entitles the shareholder to purchase from the Company one common share at a price of $37.50 per common share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires 15% or more or tenders for 30% or more of the Company's outstanding common shares. The Plan also provides that if any person or group becomes an "Acquiring Person", each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of one cent per Right at any time prior to them becoming exercisable, and the Rights expire on December 2, 1999. The Plan was designed to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeovers.

Note H:  Income Taxes.

Effective June 1, 1993, the Company adopted SFAS No. 109, (see Note A). As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change in the method of accounting did not have a material effect on the consolidated financial statements.

The components of income before income taxes are as follows:


                                                             1995            1994            1993
- ---------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
United States operations                                    $114,595        $96,014         $86,356
Foreign operations                                            10,347         11,018           7,916
- ---------------------------------------------------------------------------------------------------

        Total                                               $124,942       $107,032         $94,272
===================================================================================================
The provision for income taxes is summarized as follows:
                                                              1995            1994           1993
- ---------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Current:
        Federal                                              $31,046        $25,937         $21,736
        State, including Puerto Rico                          10,395          7,806           6,118
        Foreign                                                4,701          4,601           2,858
- ---------------------------------------------------------------------------------------------------
                                                              46,142         38,344          30,712

Deferred tax credit                                             (400)        (1,130)           (401)
- ---------------------------------------------------------------------------------------------------

        Total                                                $45,742        $37,214         $30,311
- ---------------------------------------------------------------------------------------------------
Effective tax rate                                              36.6%          34.8%           32.2%
===================================================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS (CONTINUED)
for the years ended May 31, 1995, 1994 and 1993

Note H:  Income Taxes, Concluded.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                                          1995        1994             1993
- -------------------------------------------------------------------------------------------------------------------------------
        U.S. statutory income tax rate                                                    35.0%       35.0%            34.0%
        Add (deduct):
                State taxes, less effect of federal reduction                              3.8         3.7              3.7
                Foreign income taxes at rates different from the U.S. statutory rate       1.0          .3               .2
                Tax benefit relating to operations in Puerto Rico                         (2.7)       (4.8)            (5.4)
                Tax credits                                                                (.2)        (.1)               -
                Earnings of Foreign Sales Corporation                                      (.4)        (.5)             (.4)
                Other                                                                       .1         1.2               .1
- -------------------------------------------------------------------------------------------------------------------------------
        Effective tax rate                                                                36.6%       34.8%            32.2%
===============================================================================================================================


The components of the net deferred tax asset and liability at May 31, 1995 and 1994 are as follows:

                                                                          1995            1994
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Current deferred tax asset:
        Accounts and notes receivable                                    $ 2,511        $ 1,156
        Inventories                                                        4,090          1,932
        Accrued expenses                                                   3,732          1,695
        Investments in affiliates                                          1,470          1,886
- -------------------------------------------------------------------------------------------------------------------------------
                Net current deferred tax asset                           $11,803        $ 6,669
===============================================================================================================================
Long-term deferred tax asset (liability):
        Depreciation                                                     $(2,640)       $(3,586)
        Other                                                                400             57
- -------------------------------------------------------------------------------------------------------------------------------
                Long-term deferred tax liability                         $(2,240)       $(3,529)
===============================================================================================================================

No provision has been made for U.S. federal and state income taxes or foreign taxes of the undistributed earnings ($37,759,000 at May 31, 1995) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1995, 1994 and 1993

Note I:  Industry Segment and Geographic Information.

The Company operates in one dominant industry segment which includes the designing, manufacturing and marketing of reconstructive and trauma devices, electrical bone growth and neuromuscular stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and oral-maxillofacial implants and instruments used primarily by orthopedic medical specialists in both surgical and non-surgical therapy.

Net sales, operating income and identifiable assets by geographic area are presented in the following table. The Company's major identifiable assets are located in the United States (North America) and the United Kingdom, Germany, Italy and Spain (Europe).

                                                         1995           1994             1993
- -----------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Net sales:
        North America                                  $377,923        $316,936        $283,028
        Europe                                           74,349          56,359          52,345
        Intercompany                                     16,572          13,827           9,648
        Eliminations                                    (16,572)        (13,827)         (9,648)
- -----------------------------------------------------------------------------------------------
                                                       $452,272        $373,295        $335,373
- -----------------------------------------------------------------------------------------------
Operating income:
        North America                                  $106,954        $ 89,805        $ 81,811
        Europe                                           12,073          11,949           8,656
- -----------------------------------------------------------------------------------------------
                                                       $119,027        $101,754        $ 90,467
- -----------------------------------------------------------------------------------------------
Identifiable assets:
        North America                                  $438,985        $355,206        $300,884
        Europe                                          117,525          70,131          56,506
        Eliminations                                    (17,426)         (7,260)         (2,981)
- -----------------------------------------------------------------------------------------------
                                                       $539,084        $418,077        $354,409
===============================================================================================

Intercompany transfers, primarily from North America to Europe, are made at agreed-upon prices which include a profit element. Domestic export sales, primarily to European countries, aggregated $34,112,000, $28,720,000 and $25,929,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

Selected financial data of the Company's foreign subsidiaries is as follows:

                                                           1995           1994          1993
- ------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Net sales                                              $  80,209       $   61,197      $  54,505
- ------------------------------------------------------------------------------------------------
Net income                                             $   6,137       $    6,417      $   4,871
- ------------------------------------------------------------------------------------------------
Current assets                                         $  87,135       $   53,515      $  45,592
Property, plant and equipment                             21,721           11,151          9,377
Intangible assets                                         11,060            2,734          3,261
- ------------------------------------------------------------------------------------------------
                                                         119,916           67,400         58,230
- ------------------------------------------------------------------------------------------------
Current liabilities                                       32,939           18,332         15,777
Intercompany loans                                        28,676           13,803          8,746
Long-term liabilities                                      1,679            1,345          1,240
- ------------------------------------------------------------------------------------------------
                                                          63,294           33,480         25,763
- ------------------------------------------------------------------------------------------------
        Net assets                                     $  56,622       $   33,920       $ 32,467
================================================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1995, 1994 and 1993

Note J:  Commitments and Contingencies.

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, up to $2,000,000 per occurrence and $4,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleges the Company has infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company, after consultation with legal counsel, believes the Court erred in its finding and that the judge's opinion is contrary to the facts and applicable law. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12, 1994. Oral arguments were heard on September 8, 1994. The Company has negotiated a license under the Ramos patent to continue selling its old bipolar design while it introduces a new bipolar product. Management continues to conduct a vigorous defense of this matter. Although the ultimate outcome of this matter cannot be determined, management of the Company, after consultation with legal counsel, believes the judgment against the Company will be reversed on appeal. Accordingly, no provision for any liability (except for accrued legal costs) that might result from this matter has been made in the consolidated financial statements.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business. The results of litigation proceedings cannot be predicted with certainty, however, management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

                         BIOMET, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended May 31, 1995, 1994 and 1993
                                 (in thousands)

       Col. A                   Col. B                  Col. C                   Col. D                   Col. E
                                                       Additions
                                              ----------------------------
                                                  (1)             (2)
                                                                Charged to
                              Balance at      Charged to          other                                Balance at
                              beginning       costs and         accounts -      Deductions -              end
   Description                of period       expenses           describe        describe              of period
   -----------                ---------       --------         ----------       ------------           ---------
Allowance for
  doubtful receivables:

For the year ended
     May 31, 1995             $3,619           $3,614          $156 (B)           $2,853 (A)             $6,039
                                                                                     (30)(C)
                                                                                  (1,473)(D)
                              ======           ======          ========          ==========              ======

For the year ended
     May 31, 1994             $3,175           $2,415          $129 (B)          $2,137 (A)              $3,619
                                                                                    (37)(C)
                              ======           ======          ========          ==========              ======

For the year ended
     May 31, 1993             $2,891           $2,061          $265 (B)          $1,972 (A)              $3,175
                                                                                     70 (C)
                              ======           ======          ========          ==========              ======

Notes:
        (A)     Uncollectible accounts written off
        (B)     Collection of previously written off accounts
        (C)     Effect of foreign currency translation adjustment
        (D) Allowance of Kirschner Medical Corporation at date of acquisition.

                                  BIOMET, INC.
                                   FORM 10-K
                                  May 31, 1995

                               INDEX TO EXHIBITS


                                                                                                          Sequential
 Number Assigned                                                                                       Numbering System
   in Regulation                                                                                          Page Number
  S-K, Item 601                          Title of Exhibit                                                 of Exhibit
 ---------------                         ----------------                                              ----------------
    (2)          2.1     Agreement and Plan of Merger by and among Biomet, Inc.,
                         Biomet Acquisition Corp. and Kirschner Medical Corporation.
                         (Incorporated by reference to Exhibit 2 to Schedule 13D filed by Biomet, Inc. with respect to the Common Stock, .10 par
                         value, of Kirschner, CUSIP, No. 497660100).

                 2.2     First Amendment to Agreement and Plan of Merger by and
                         among Biomet, Inc., Biomet Acquisition Corp., Kirschner
                         Acquisition Corp. and Kirschner Medical Corporation.
                         (Incorporated by reference to Exhibit 2.02 to Biomet, Inc.
                         Form S-4 Registration Statement, File No. 33-55483).

    (3)          3.1     Amended Articles of Incorporation filed July 23,1982.
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

    (9)                  No exhibit.

    (10)         10.1    Employee Stock Option Plan, as last amended December 14,
                         1991.  (Incorporated by reference to Exhibit 10.1 to Biomet, Inc.
                         Form 10-K Report for year ended May 31, 1992, File No. 0-12515).

                 10.2    Form of Employee Stock Option Agreement.  (Incorporated by
                         reference to Exhibit 10.2 to Biomet, Inc. Form 10-K Report for
                         year ended May 31, 1991, File No. 0-12515).

              10.3    Narrative statement as to terms of cash bonus plan for
                      executive officers. (Incorporated by reference to Exhibit 10.4 to
                      Biomet, Inc. Form 10-K Report for year ended May 31, 1989,
                      File No. 0-12515).

              10.4 Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended
                      May 31, 1993, File No. 0-12515).

              10.5 Form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8
                      Registration Statement, File No. 33-65700).

   (11)       11.1    Computation of Earnings Per Common Share.

   (12)               No exhibit.

   (13)               No exhibit.

   (16)               No exhibit.

   (18)               No exhibit.

   (21)       21.1    Subsidiaries of the Registrant.

   (22)               No exhibit.

   (23)       23.1    Consent of Coopers & Lybrand L.L.P.

   (24)               No exhibit.

   (27)       27.1    Financial Data Schedule

   (28)               No exhibit.

   (99)               No exhibit.