Form 10-Q
period 1995-08-31
BIOMET INC
filed 1995-10-12
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1995.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995:

Common Shares - No Par Value                                 115,301,423 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,301,423 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1995 and May 31, 1995
(in thousands)

ASSETS
                                                 August 31,        May 31,
                                                    1995            1995
                                                 ----------        -------
Current assets:
  Cash and cash investments                      $  48,534        $  34,091
  Marketable securities                             27,785           56,354
  Accounts and notes receivable, net               139,214          140,283
  Inventories                                      148,417          140,885
  Prepaid expenses and other                        21,759           20,289
                                                   -------          -------
      Total current assets                         385,709          391,902
                                                   -------          -------
Property, plant and equipment, at cost             123,484          121,018
    Less, Accumulated depreciation                  43,472           40,710
                                                   -------          -------
      Property, plant and equipment, net            80,012           80,308
                                                   -------          -------
Marketable securities                               37,562           34,030
Intangible assets, net                               8,542            8,170
Excess acquisition cost over fair value
  of acquired net assets, net                       21,445           22,828
Investments in and advances to affiliates              185              185
Other assets                                         1,521            1,661
                                                   -------          -------
Total assets                                     $ 534,976        $ 539,084
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1995 and May 31, 1995
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,        May 31,
                                                     1995     	      1995
                                                  ----------        -------
Current liabilities:
  Short-term borrowings                           $   3,436        $   3,518
  Accounts payable                                   20,529           27,194
  Accrued income taxes                               13,967           12,366
  Accrued wages and commissions                      10,129           13,050
  Liability for purchased common shares                  --           10,406
  Other accrued expenses                             20,991           22,616
                                                    -------          -------
     Total current liabilities                       69,052           89,150

Long-term liabilities:
  Deferred federal income taxes                       2,178            2,240
  Other liabilities                                   3,088            3,077
                                                    -------          -------
     Total liabilities                               74,318           94,467
                                                    -------          -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares                                      64,843           64,526
  Additional paid-in capital                         12,968           12,624
  Retained earnings                                 384,837          364,087
  Unrealized gain on certain equity securities          695            2,800
  Cumulative translation adjustment                  (2,685)             580
                                                    -------          -------
     Total shareholders' equity                     460,658          444,617
                                                    -------          -------
Total liabilities and shareholders' equity        $ 534,976        $ 539,084
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 1995 and 1994
(in thousands, except earnings per share)

                                                       1995             1994
                                                       ----             ----

Net sales                                            $127,227        $ 96,226

Cost of sales                                          41,279          29,805
                                                      -------         -------
  Gross profit                                         85,948          66,421

Selling, general and
  administrative expenses                              50,903          35,166
Research and development expense                        6,197           5,215
                                                      -------         -------
  Operating income                                     28,848          26,040

Other income, net                                       4,102           1,391
                                                      -------         -------
  Income before income taxes                           32,950          27,431

Provision for income taxes                             12,201          10,318
                                                      -------         -------
  Net income                                         $ 20,749        $ 17,113
                                                      =======         =======

Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented                                 $ .18           $ .15
                                                         ====            ====
Weighted average number of shares                     115,252         114,377
                                                      =======         =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1995 and 1994
(in thousands)

                                                          1995          1994
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 20,749      $ 17,113
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         2,882         2,077
      Amortization                                         2,407           843
      Gain on sale of marketable securities, net          (2,743)          (12)
      Equity in losses of affiliates                          --           600
      Changes in current assets and current liabilities:
        Accounts and notes receivable, net                   982         1,275
        Inventories                                       (7,703)       (3,273)
        Prepaid expenses and other                        (1,490)       (3,254)
        Accounts payable                                  (6,583)       (2,115)
        Accrued income taxes                               1,656         5,743
        Accrued wages and commissions                     (2,917)       (1,392)
        Other accrued expenses                            (1,614)        2,919
                                                          ------        ------
        Net cash from operating activities                 5,626        20,524
                                                          ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities        30,428         1,478
  Purchase of marketable securities                       (4,753)      (11,345)
  Capital expenditures                                    (2,438)       (2,038)
  Cash invested in and advanced to affiliates                 --        (8,760)
  Increase in other assets                                (1,181)           35
  Other                                                      (90)          536
                                                          ------        ------
        Net cash from (used) in investing activities      21,966       (20,094)
                                                          ------        ------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                          (90)         (318)
  Issuance of common shares                                  317           215
  Repurchase of shares                                   (10,406)           --
                                                          ------        ------
        Net cash used in financing activities            (10,179)         (103)
                                                          ------        ------
Effect of exchange rate changes on cash                   (2,970)         (605)
                                                          ------        ------
Increase (decrease) in cash and cash investments          14,443          (278)
Cash and cash investments, beginning of year              34,091        70,391
                                                          ------        ------
Cash and cash investments, end of period                $ 48,534      $ 70,113
                                                          ======        ======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. The May 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at August 31, 1995 and May 31, 1995 are as  follows:

                              August 31,       May 31,
                                1995            1995
                              ----------       -------
                                    (in thousands)

    Raw materials              $ 20,549       $ 19,146
    Work in process              15,696         15,163
    Finished goods               65,683         62,884
    Consigned inventory          46,489         43,692
                                -------        -------
                               $148,417       $140,885
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 1995, the Company issued 113,758 common shares upon the exercise of outstanding stock options for proceeds aggregating $317,493.

NOTE 5:     LITIGATION.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleged the Company infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November
30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12,
1994. Oral arguments were heard on September 8, 1994. On September 2, 1995 the U.S. Court of Appeals for the Federal Circuit reversed in part and affirmed in part the judgment previously entered against the Company. The Court of Appeals held that, although the bipolar design did infringe the Ramos patent under the doctrine of equivalents, that infringement was neither literal nor willful on the part of the Company and reduced the judgment to approximately $2,000,000. The Company has appealed the decision of the Court of Appeals, but has recorded a $2,000,000 charge against pre-tax earnings for the quarter ended August 31, 1995, to reflect the effect of this decision.
The Company has discontinued sales of its old bipolar design in question and introduced a new bipolar product.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1995

As of August 31, 1995, the Company's working capital position remains strong, increasing by $13,905,000 during the first three months of fiscal year 1996 to $316,657,000 and resulting in a working capital ratio of 5.6 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first quarter of fiscal year 1996. Cash and marketable securities decreased during the first quarter by $10,594,000 to $113,881,000 due to the reduction of short-term liabilities. The Company's cash and short-term investments, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts and notes receivable decreased by $1,069,000 and inventories increased by $7,532,000. Inventories have been increased to support the Kirschner product line and the recent increase in international sales. Property, plant and equipment increased $2,466,000 during the first three months of fiscal 1996. Included in the aforementioned changes were increases in accounts receivable, inventories and property, plant and equipment of approximately $643,000, $436,000 and $289,000, respectively, attributable to the increase from May 31, 1995 to August 31, 1995 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the past three month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

The payment for common shares purchased prior to May 31, 1995 and a decrease in accounts payable are the primary causes of the decrease of $20,149,000 in total liabilities.

Shareholders' equity increased $16,041,000 principally due to the Company's first quarter earnings. Offsetting this increase is a decrease in the unrealized gain on certain equity securities and cumulative translation adjustment of $2,105,000 and $3,265,000, respectively, between periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1995
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1994

Net sales increased 32% to $127,227,000 for the three month period ended August 31, 1995, from $96,226,000 for the same period last year. The Company's U.S.-based revenue increased 29% to $95,815,000 during the first quarter, while foreign sales increased 44% to $31,412,000. Biomet's worldwide reconstructive device sales during the first quarter of fiscal 1996 were $74,977,000, representing a 34% increase compared to the first quarter of fiscal year 1995. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the inclusion of Kirschner sales for the quarter. Sales of EBI's products were $27,323,000 for the first quarter of fiscal 1996, representing a 22% increase as compared to the same period in 1995. This increase was largely attributable to increased demand for bone healing units. The Company's "other products" revenues totaled $24,927,000, representing a 41% increase over the first quarter of fiscal year 1995, primarily as a result of increased sales of Lorenz products and fixation products and the inclusion of Kirschner sales.

Cost of sales increased as a percentage of net sales from 31.0% for the first quarter of fiscal 1995 to 32.4% for the first quarter of fiscal 1996 due to the inclusion of Kirschner sales for the quarter which have a lower gross profit margin and the start-up expenses associated with the EBI manufacturing facility purchased last quarter. Selling, general and administrative expenses increased as a percentage of net sales to 40.0%, compared to 36.5% for the first quarter of last year. This includes a $1,600,000 accrual for the Ramos litigation as described in Note 5 of the Notes to Consolidated Financial Statements, and a $1,000,000 accrual for expenses in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. The increase in research and development expenditures during the first quarter reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 11% from $26,040,000 for the first quarter of fiscal 1995, to $28,848,000 for the first quarter of fiscal 1996, corresponding to the increase in net sales. Other income increased $2,711,000 for the first quarter of fiscal year 1996 compared to the prior year's first quarter due to realized gains on the sale of marketable securities and higher investment rates during the first quarter offset by accrued interest of $400,000 incurred for the Ramos litigation as described in Note 5 of the Notes to Consolidated Financial Statements. A gain of $2,500,000 was realized by the Company on the sale of its holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger. The effective income tax rate decreased from 37.6% for the first quarter of fiscal 1995 to 37.0% for the same period this year.

These factors resulted in a 21% increase in net income for the first quarter of fiscal 1996 as compared to the same period in fiscal 1995, increasing from $17,113,000 to $20,749,000, and a
20% increase in earnings per share from $.15 to $.18.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleged the Company infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November
30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company filed Notices of Appeal to the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively. The Company filed its appeal brief with the Court of Appeals for the Federal Circuit on March 3, 1994 and Dr. Ramos filed his Response Brief on April 12,
1994. Oral arguments were heard on September 8, 1994. On September 2, 1995 the U.S. Court of Appeals for the Federal Circuit reversed in part and affirmed in part the judgment previously entered against the Company. The Court of Appeals held that, although the bipolar design did infringe the Ramos patent under the doctrine of equivalents, that infringement was neither literal nor willful on the part of the Company and reduced the judgment to approximately $2,000,000. The Company has appealed the decision of the Court of Appeals, but has recorded a $2,000,000 charge against pre-tax earnings for the quarter ended August 31, 1995, to reflect the effect of this decision.
The Company has discontinued sales of its old bipolar design in question and introduced a new bipolar product.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 23, 1995. At the Annual Meeting:

1.	The following persons were elected as Directors of the
Company for a three-year term expiring in 1998.

                                                             	Abstentions and
Name                   Votes For        Votes Withheld        Broker Non-Votes

M. Ray Harroff         102,854,018      254,799               None
Jerry L. Miller        102,852,448      265,332               None
Charles E. Niemier     102,853,268      244,798               None
Ronald R. Fisher       102,851,413      225,585               None

The following officers will continue in office until their term expires at the 1996 Annual meeting of Shareholders: C. Scott Harrison; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.

The following officers will continue in office until their term expires at the 1996 Annual Meeting of Shareholders: Dane A. Miller; Jerry L. Ferguson; Thomas
F. Kearns, Jr.; and Daniel P. Hann.

2.	The selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ended May 31, 1996 was ratified by the shareholders , as follows:

     Votes For                             102,672,635
     Votes Against                             363,842
     Abstentions and Broker Non-Votes          850,332

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE: 10/12/95                       BY: /s/  GREGORY D. HARTMAN
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

FORM 10-Q

INDEX TO EXHIBITS

                                                               Sequential
Number Assigned                                                Numbering System
in Regulation S-K                                              Page Number
Item 601               Description of Exhibit                  of Exhibit
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