Form 10-Q
period 1995-11-30
BIOMET INC
filed 1996-01-16
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1995.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1995:

Common Shares - No Par Value                                 115,425,459 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,425,459 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1995 and May 31, 1995
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                    1995            1995
                                                ------------       -------
Current assets:
  Cash and cash investments                      $  74,103        $  34,091
  Marketable securities                             19,436           56,354
  Accounts and notes receivable, net               147,553          140,283
  Inventories                                      149,641          140,885
  Prepaid expenses and other                        21,918           20,289
                                                   -------          -------
      Total current assets                         412,651          391,902
                                                   -------          -------
Property, plant and equipment, at cost             126,338          121,018
    Less, Accumulated depreciation                  46,362           40,710
                                                   -------          -------
      Property, plant and equipment, net            79,976           80,308
                                                   -------          -------
Marketable securities                               33,629           34,030
Intangible assets, net                               8,477            8,170
Excess acquisition cost over fair value
  of acquired net assets, net                       21,126           22,828
Investments in and advances to affiliates              209              185
Other assets                                         1,561            1,661
                                                   -------          -------
Total assets                                     $ 557,629        $ 539,084
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1995 and May 31, 1995
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                     1995     	      1995
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   3,005        $   3,518
  Accounts payable                                   17,331           27,194
  Accrued income taxes                               14,970           12,366
  Accrued wages and commissions                      10,749           13,050
  Liability for purchased common shares                  --           10,406
  Other accrued expenses                             22,137           22,616
                                                    -------          -------
     Total current liabilities                       68,192           89,150

Long-term liabilities:
  Deferred federal income taxes                       2,242            2,240
  Other liabilities                                   2,025            3,077
                                                    -------          -------
     Total liabilities                               72,459           94,467
                                                    -------          -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares                                      65,033           64,526
  Additional paid-in capital                         13,050           12,624
  Retained earnings                                 407,571          364,087
  Unrealized gain on certain equity securities          760            2,800
  Cumulative translation adjustment                  (1,244)             580
                                                    -------          -------
     Total shareholders' equity                     485,170          444,617
                                                    -------          -------
Total liabilities and shareholders' equity        $ 557,629        $ 539,084
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1995 and 1994 (in thousands, except earnings per share)

                                    Six Months Ended       Three Months Ended
                                      November 30,            November 30,
                                    ----------------       ------------------
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----

Net sales                         $260,273    $203,086    $133,046    $106,860

Cost of sales                       84,829      62,682      43,550      32,877
                                   -------     -------     -------     -------
  Gross profit                     175,444     140,404      89,496      73,983

Selling, general and
  administrative expenses           99,498      74,266      48,901      39,100
Research and development expense    12,049      10,846       5,852       5,631
                                   -------     -------     -------     -------
  Operating income                  63,897      55,292      34,743      29,252

Other income, net                    5,599       3,055       1,803       1,664
                                   -------     -------     -------     -------
  Income before income taxes        69,496      58,347      36,546      30,916

Provision for income taxes          26,012      21,825      13,811      11,507
                                   -------     -------     -------     -------
  Net income                      $ 43,484    $ 36,522    $ 22,735    $ 19,409
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented              $ .38       $ .32       $ .20       $ .17
                                      ====        ====        ====        ====
Weighted average number of shares  115,303     114,733     115,353     114,986
                                   =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1995 and 1994
(in thousands)

                                                          1995          1994
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 43,484      $ 36,522
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         5,997         4,256
      Amortization                                         4,115         2,097
      Gain on sale of marketable securities, net          (2,824)          (53)
      Equity in losses of affiliates                          --         1,200
      Deferred income taxes                                   --            96
      Changes in current assets and current liabilities:
        Accounts and notes receivable, net                (7,630)       (4,599)
        Inventories                                       (9,240)      (10,599)
        Prepaid expenses and other                        (1,662)       (1,467)
        Accounts payable                                  (9,648)         (940)
        Accrued income taxes                               2,659         1,536
        Accrued wages and commissions                     (2,294)          (78)
        Other accrued expenses                              (372)        2,977
                                                          ------        ------
        Net cash from operating activities                22,585        30,948
                                                          ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities        47,087         3,254
  Purchase of marketable securities                       (8,984)      (13,911)
  Capital expenditures                                    (5,877)       (5,711)
  Cash invested in and advanced to affiliates                (24)         (107)
  Purchase of Kirschner, net of cash acquired                 --       (27,315)
  Increase in other assets                                (2,399)          148
  Other                                                     (928)          666
                                                          ------        ------
        Net cash from (used in) investing activities      28,875       (42,976)
                                                          ------        ------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                         (581)       (7,771)
  Issuance of common shares                                  507           772
  Repurchase of shares                                   (10,406)           --
                                                          ------        ------
        Net cash used in financing activities            (10,480)       (6,999)
                                                          ------        ------
Effect of exchange rate changes on cash                     (968)         (395)
                                                          ------        ------
Increase (decrease) in cash and cash investments          40,012       (19,422)
Cash and cash investments, beginning of year              34,091        70,391
                                                          ------        ------
Cash and cash investments, end of period                $ 74,103      $ 50,969
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

NOTE 2     INVENTORIES.

Inventories at November 30, 1995 and May 31, 1995 are as follows:

                                November 30,    May 31,
                                     1995         1995
                                ------------    -------
                                     (in thousands)
    Raw materials                 $ 21,878     $ 19,146
    Work in process                 15,033       15,163
    Finished goods                  64,940       62,884
    Consigned inventory             47,790       43,692
                                   -------      -------
                                  $149,641     $140,885
                                   =======      =======
NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 1995, the Company issued 237,794 common shares upon the exercise of outstanding stock options for proceeds aggregating $506,867.

NOTE 5:     CONTINGENCIES.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleged the Company infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company filed Notices of Appeal of the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively, with the Court of Appeals for the Federal Circuit. On September 2, 1995 the U.S. Court of Appeals for the Federal Circuit reversed in part and affirmed in part the judgment previously entered against the Company. The Court of Appeals held that, although the bipolar design did infringe the Ramos patent under the doctrine of equivalents, that infringement was neither literal nor willful on the part of the Company and reduced the judgment to approximately $2,000,000. The Company's petition for rehearing to the Court of Appeals was denied and the case is now closed. The Company recorded a $2,000,000 charge against pre-tax earnings for the quarter ended August 31, 1995, to reflect the effect of this decision. The Company has discontinued sales of its old bipolar design in question and introduced a new bipolar product.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1995

As of November 30, 1995, the Company's working capital position remains strong, increasing by $41,707,000 during the first six months of fiscal year 1996 to $344,459,000 and resulting in a working capital ratio of 6.1 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first six months of fiscal year 1996. Cash and marketable securities increased during the first six months by $2,693,000 to $127,168,000 . The Company's cash and marketable securities, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts and notes receivable and inventories increased by $7,270,000 and $8,756,000, respectively. Accounts receivable increased due to the increased sales volume. Inventories have been increased to support the Kirschner reconstructive implant product line and the recent increase in international sales. Property, plant and equipment increased $5,320,000 during the first six months of fiscal 1996. Included in the aforementioned changes were decreases in accounts receivable, inventories and property, plant and equipment of approximately $381,000, $421,000 and $353,000, respectively, attributable to the increase from May 31, 1995 to November 30, 1995 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These increases did not affect the Company's earnings during the past six month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

The payment for common shares purchased prior to May 31, 1995 and a decrease in accounts payable are the primary causes of the decrease of $22,008,000 in total liabilities.

Shareholders' equity increased $40,553,000 principally due to the Company's first six months earnings. Offsetting this increase is a decrease in the unrealized gain on certain equity securities and cumulative translation adjustment of $2,040,000 and $1,824,000, respectively, between periods presented.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1994

Net sales increased 28% to $260,273,000 for the six month period ended November 30, 1995, from $203,086,000 for the same period last year. The Company's U.S.-based revenue increased 24% to $196,067,000 during the first six months, while foreign sales increased 43% to $64,206,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first six months. Biomet's worldwide reconstructive device sales during the first six months of fiscal 1996 were $157,074,000, representing a 31% increase compared to the first six months of fiscal year 1995. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the recently introduced Maxim Total Knee System and the inclusion of Kirschner sales for the first six months. Sales of EBI's products were $53,488,000 for the first six months of fiscal 1996, representing a 15% increase as compared to the same period in 1995. This increase was largely attributable to increased demand for bone healing units and the continued increase in the external fixation market. The Company's "other products" revenues totaled $49,711,000, representing a 36% increase over the first six months of fiscal year 1995, primarily as a result of increased sales of Lorenz products, fixation products and the inclusion of Kirschner sales.

Cost of sales increased as a percentage of net sales from 30.9% for the first six months of fiscal 1995 to 32.6% for the first six months of fiscal 1996 due to the inclusion of Kirschner sales for the period which have a lower gross profit margin and the start-up expenses associated with the EBI manufacturing facility purchased late last fiscal year. Selling, general and administrative expenses increased as a percentage of net sales to 38.2%, compared to 36.6% for the first six months of last year. This includes a $1,600,000 accrual for the Ramos litigation as described in Note 5 of the Notes to Consolidated Financial Statements, and a $1,000,000 accrual for expenses in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. The increase in research and development expenditures during the first six months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 16% from $55,292,000 for the first six months of fiscal 1995, to $63,897,000 for the first six months of fiscal 1996, corresponding to the increase in net sales. Other income increased $2,544,000 for the first six months of fiscal year 1996 compared to the prior year's first six months due to realized gains on the sale of marketable securities and higher investment rates during the first quarter offset by accrued interest of $400,000 incurred for the Ramos litigation as described in Note 5 of the Notes to Consolidated Financial Statements. A gain of $2,500,000 was realized on the sale of the Company's holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger. The effective income tax rate remained constant at 37.4% for each of the six month periods presented.

These factors resulted in a 19% increase in net income and earnings per share for the first six months of fiscal 1996 as compared to the same period in fiscal 1995, increasing from $36,522,000 to $43,484,000, and from $.32 to $.38, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1994

Net sales increased 25% to $133,046,000 for the second quarter of fiscal year 1996, as compared to $106,860,000 for the same period last year. Operating income rose 19% from $29,252,000 for the second quarter of fiscal 1995, to $34,743,000 for the second quarter of fiscal 1996. During the second quarter, net income increased 17% to $22,735,000 as compared to $19,409,000 for the same period last year. Earnings per share increased 18% from $.17 per share for the second quarter of fiscal 1995, to $.20 per share for the same period of fiscal 1996. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period except for the three nonrecurring events which were recorded in the first quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 9, 1990, Pedro A. Ramos, M.D. filed a complaint in the United States District Court for the Southern District of Florida naming the Company as a defendant. The plaintiff alleged the Company infringed his patent. In April 1993, the matter was tried before Judge Aronovitz of the Southern District of Florida. Judge Aronovitz issued a memorandum opinion in August 1993, finding that U.S. Patent No. 4,383,090 was willfully infringed. On September 10, 1993 the trial court entered a final judgment and permanent injunction in favor of Dr. Ramos. An amended final judgment was entered on November 30, 1993 awarding Dr. Ramos a permanent injunction and $6,008,000. The Company filed Notices of Appeal of the final judgment and amended final judgment on September 20, 1993 and December 13, 1993, respectively, with the Court of Appeals for the Federal Circuit. On September 2, 1995 the U.S. Court of Appeals for the Federal Circuit reversed in part and affirmed in part the judgment previously entered against the Company. The Court of Appeals held that, although the bipolar design did infringe the Ramos patent under the doctrine of equivalents, that infringement was neither literal nor willful on the part of the Company and reduced the judgment to approximately $2,000,000. The Company's petition for rehearing to the Court of Appeals was denied and the case is now closed. The Company recorded a $2,000,000 charge against pre-tax earnings for the quarter ended August 31, 1995, to reflect the effect of this decision. The Company has discontinued sales of its old bipolar design in question and introduced a new bipolar product.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  1/12/96                       BY: /s/  GREGORY D. HARTMAN
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

                       4.2  Rights Agreement between Biomet,
                       Inc. and Lake City Bank, as Rights
                       Agent, dated as of December 2, 1989.
                       (Incorporated by reference to Exhibit
                       4 to Biomet, Inc. Form 8-K Current
                       Report dated December 22, 1989,
                       Commission File No. 0-12515).

(10)                   No exhibit.

(11)                   No exhibit.

(15)                   No exhibit.

(18)                   No exhibit.

(19)                   No exhibit.

(22)                   No exhibit.

(23)                   No exhibit.

(24)                   No exhibit.

(27)                   Financial data schedules.

(99)                   No exhibit.