Form 10-Q
period 1996-02-29
BIOMET INC
filed 1996-04-15
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 29, 1996.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996:

Common Shares - No Par Value                                 115,607,128 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,607,128 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 29, 1996 and May 31, 1995
(in thousands)

ASSETS
                                                February 29,       May 31,
                                                    1996            1995
                                                ------------       -------
Current assets:
  Cash and cash investments                      $  80,386        $  34,091
  Marketable securities                             20,834           56,354
  Accounts and notes receivable, net               155,500          140,283
  Inventories                                      146,680          140,885
  Prepaid expenses and other                        21,144           20,289
                                                   -------          -------
      Total current assets                         424,544          391,902
                                                   -------          -------
Property, plant and equipment, at cost             131,312          121,018
    Less, Accumulated depreciation                  51,447           40,710
                                                   -------          -------
      Property, plant and equipment, net            79,865           80,308
                                                   -------          -------
Marketable securities                               32,495           34,030
Intangible assets, net                               8,001            8,170
Excess acquisition cost over fair value
  of acquired net assets, net                       18,915           22,828
Investments in and advances to affiliates              142              185
Other assets                                         1,570            1,661
                                                   -------          -------
Total assets                                     $ 565,532        $ 539,084
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 29, 1996 and May 31, 1995
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 29,       May 31,
                                                     1996     	      1995
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   2,880        $   3,518
  Accounts payable                                   12,001           27,194
  Accrued income taxes                               11,142           12,366
  Accrued wages and commissions                      11,220           13,050
  Liability for purchased common shares                  --           10,406
  Other accrued expenses                             18,664           22,616
                                                    -------          -------
     Total current liabilities                       55,907           89,150

Long-term liabilities:
  Deferred federal income taxes                       2,240            2,240
  Other liabilities                                   1,960            3,077
                                                    -------          -------
     Total liabilities                               60,107           94,467
                                                    -------          -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares                                      65,682           64,526
  Additional paid-in capital                         13,131           12,624
  Retained earnings                                 431,064          364,087
  Unrealized gain on certain equity securities          983            2,800
  Cumulative translation adjustment                  (5,435)             580
                                                    -------          -------
     Total shareholders' equity                     505,425          444,617
                                                    -------          -------
Total liabilities and shareholders' equity        $ 565,532        $ 539,084
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 29, 1996 and February 28, 1995
(in thousands, except earnings per share)

                                    Nine Months Ended      Three Months Ended
                                    -----------------      ------------------
                                    1996         1995       1996        1995
                                    ----         ----       ----        ----

Net sales                         $393,742    $323,805    $133,469    $120,719

Cost of sales                      128,702     101,398      43,873      38,716
                                   -------     -------     -------     -------
  Gross profit                     265,040     222,407      89,596      82,003

Selling, general and
  administrative expenses          148,063     119,800      48,565      45,534
Research and development expense    17,687      16,081       5,638       5,235
                                   -------     -------     -------     -------
  Operating income                  99,290      86,526      35,393      31,234

Other income, net                    7,403       4,515       1,804       1,460
                                   -------     -------     -------     -------
  Income before income taxes       106,693      91,041      37,197      32,694

Provision for income taxes          39,716      33,975      13,704      12,150
                                   -------     -------     -------     -------
  Net income                      $ 66,977    $ 57,066    $ 23,493    $ 20,544
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented              $ .58       $ .50       $ .20       $ .18
                                      ====        ====        ====        ====
Weighted average number of shares  115,386     115,210     115,500     116,147
                                   =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 29, 1996 and 1995
(in thousands)

                                                          1996          1995
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 66,977      $ 57,066
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         8,850         6,747
      Amortization                                         5,912         3,456
      Gain on sale of marketable securities, net          (2,947)          (60)
      Equity in losses of affiliates                          --         1,400
      Deferred income taxes                                   --            96
      Changes in current assets and current liabilities:
        Accounts and notes receivable, net               (16,927)      (12,453)
        Inventories                                       (7,842)      (19,424)
        Prepaid expenses and other                          (999)       (1,516)
        Accounts payable                                 (14,675)         (477)
        Accrued income taxes                              (3,881)        3,120
        Accrued wages and commissions                     (1,785)          613
        Other accrued expenses                              (823)        2,813
                                                          ------        ------
        Net cash from operating activities                31,860        41,381
                                                          ------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sale of marketable securities        58,368        11,388
  Purchase of marketable securities                      (20,178)      (16,254)
  Capital expenditures                                    (9,406)       (8,856)
  Cash invested in and advanced to affiliates                 --          (225)
  Purchase of Kirschner, net of cash acquired                 --       (27,315)
  Increase in other assets                                (1,568)         (503)
  Other                                                     (772)          187
                                                          ------        ------
        Net cash from (used in) investing activities      26,444       (41,578)
                                                          ------        ------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                         (627)      (11,972)
  Issuance of common shares                                1,156         1,066
  Repurchase of shares                                   (10,406)           --
                                                          ------        ------
        Net cash used in financing activities             (9,877)      (10,906)
                                                          ------        ------
Effect of exchange rate changes on cash                   (2,132)       (1,026)
                                                          ------        ------
Increase (decrease) in cash and cash investments          46,295       (12,129)
Cash and cash investments, beginning of year              34,091        70,391
                                                          ------        ------
Cash and cash investments, end of period                $ 80,386      $ 58,262
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

NOTE 2:     INVENTORIES.

Inventories at February 29, 1996 and May 31, 1995 are as follows:

                                February 29,    May 31,
                                    1996         1995
                                ------------    -------
                                     (in thousands)
    Raw materials                 $ 20,800     $ 19,146
    Work-in-process                 15,262       15,163
    Finished goods                  65,708       62,884
    Consigned inventory             44,910       43,692
                                   -------      -------
                                  $146,680     $140,885
                                   =======      =======
NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the nine months ended February 29, 1996, the Company issued 419,463 common shares upon the exercise of outstanding stock options for proceeds aggregating $1,156,000.

NOTE 5:     CONTINGENCIES.

On January 25, 1996, the Company announced the entry of a jury verdict against it in the United States District Court for the Southern District of Florida in an action brought by Raymond G. Tronzo. That verdict, in the total amount of approximately $55 million, included damages with respect to claims of patent infringement, breach of confidential relationship, fraud and unjust enrichment. The jury had been instructed by the Court to enter separate damage awards with respect to each claim, and to disregard the possible overlap of those damage awards. As of April 12, 1996 the Court had not entered judgment on the jury verdict. Management anticipates, based upon the advice of counsel, that the judgment, when entered, will be for substantially less than the aggregate amount of the jury verdict. The Company believes that the verdict is not supported by the facts and the applicable law, based on evidence that the patent in question is invalid; and, further, if the patent is held to be valid, the Company's product does not infringe the patent. The Company also believes that it has meritorious arguments in support of a complete elimination of the jury verdict, including claims that the patent in question was improperly obtained due to alleged "inequitable conduct" on the part of the plaintiff. Unless the final judgment, when entered, reflects the Company's view of the law applicable to the plaintiff's claims, the Company intends to vigorously pursue all remedies available to it for reduction or reversal of that judgment.

The Court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict, and it is not possible to estimate the amount of loss, if any, that may ultimately be incurred. Based on the information and advice currently available to it, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, with respect to this matter, and that the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred with respect thereto. Management will continue to evaluate this matter as additional facts become available.

NOTE 6:     SUBSEQUENT EVENTS.

On March 15, 1996, the Company and United States Surgical Corporation ("USSC") entered into an agreement terminating their joint efforts to develop resorbable synthetic bone and hard tissue substitute products for use in orthopedic surgery. These efforts have been conducted at Biomet's Warsaw, Indiana, facilities pursuant to a 1991 agreement between the parties. Under the terms of the termination agreement, Biomet has received a net payment of approximately $2.9 million from USSC, and each of the parties will retain the right to pursue the technologies developed during their joint efforts. Biomet will recognize this non-recurring item in its fourth quarter financial results.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 29, 1996

As of February 29, 1996, the Company's working capital position remains strong, increasing by $65,885,000 during the first nine months of fiscal year 1996 to $368,637,000 and resulting in a working capital ratio of 7.6 to 1. This increase in working capital is principally attributable to the operating results experienced by the Company during the first nine months of fiscal year 1996. Cash and marketable securities increased during the first nine months by $9,240,000 to $133,715,000 . The Company's cash and marketable securities, together with anticipated cash flow from operations, are expected to be adequate to fund all anticipated capital requirements.

Accounts and notes receivable and inventories increased by $15,217,000 and $5,795,000, respectively. Accounts receivable increased due to the increased sales volume. Inventories have been increased to support the Kirschner reconstructive implant product line and the recent increase in international sales. Property, plant and equipment increased $10,294,000 during the first nine months of fiscal 1996. Included in the aforementioned changes were decreases in accounts receivable, inventories and property, plant and equipment of approximately $1,941,000, $1,936,000 and $1,611,000, respectively, attributable to the decrease from May 31, 1995 to February 29, 1996 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. Dollar. These decreases did not affect the Company's earnings during the past nine month period because foreign currency translation adjustments to balance sheet items are recognized directly in shareholders' equity on the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

The payment for common shares purchased prior to May 31, 1995 and a decrease in accounts payable are the primary causes of the decrease of $33,243,000 in current liabilities. The decrease in accounts payable is due to the payment of Kirschner's vendors upon the consolidation of their orthopedic operations and the payoff of several large foreign suppliers.

Shareholders' equity increased $60,808,000 principally due to the Company's first nine months earnings. Offsetting this increase is a decrease in the unrealized gain on certain equity securities of $1,817,000 and an adverse cumulative translation adjustment of $6,015,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1995

Net sales increased 22% to $393,742,000 for the nine month period ended February 29, 1996, from $323,805,000 for the same period last year. The Company's U.S.-based revenue increased 19% to $295,475,000 during the first nine months, while foreign sales increased 31% to $98,267,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first nine months. Biomet's worldwide reconstructive device sales during the first nine months of fiscal 1996 were $238,071,000, representing a 23% increase compared to the first nine months of fiscal year 1995. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the inclusion of Kirschner sales for the first nine months. Sales of EBI's products were $81,010,000 for the first nine months of fiscal 1996, representing a 13% increase as compared to the same period in 1995. This increase was largely attributable to increased demand for bone healing units and the continued increase in the external fixation market. The Company's "other products" revenues totaled $74,661,000, representing a 28% increase over the first nine months of fiscal year 1995, primarily as a result of increased sales of Lorenz products, fixation products and the inclusion of Kirschner sales.

Cost of sales increased as a percentage of net sales from 31.3% for the first nine months of fiscal 1995 to 32.7% for the first nine months of fiscal 1996 due to the inclusion of Kirschner sales for the period which have a lower gross profit margin and the start-up expenses associated with the EBI manufacturing facility purchased late last fiscal year. Selling, general and administrative expenses increased as a percentage of net sales to 37.6%, compared to 37.0% for the first nine months of last year. The 1996 expenses include $1,600,000 related to the Ramos judgment and $1,000,000 in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. The increase in research and development expenditures during the first nine months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 15% from $86,526,000 for the first nine months of fiscal 1995, to $99,290,000 for the first nine months of fiscal 1996, corresponding to the increase in net sales. Other income increased $2,888,000 for the first nine months of fiscal year 1996 compared to the prior year's first nine months due to increased investable funds and realized gains on the sale of marketable securities offset by interest expense of $400,000 related to the Ramos judgment. A gain of $2,500,000 was realized on the sale of the Company's holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger. The effective income tax rate decreased to 37.2% for the current nine month period compared to 37.3% for the same period in fiscal 1995.

These factors resulted in a 17% increase in net income to $66,977,000 from $57,066,000 for the first nine months of fiscal
1996 as compared to the same period in fiscal 1995 . Earnings per share increased 16%, from $.50 to $.58 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1995

Net sales increased 11% to $133,469,000 for the third quarter of fiscal year 1996, as compared to $120,719,000 for the same period last year. Operating income rose 13% from $31,234,000 for the third quarter of fiscal 1995, to $35,393,000 for the third quarter of fiscal 1996. During the third quarter, net income increased 14% to $23,493,000 as compared to $20,544,000 for the same period last year. Earnings per share increased 11% from $.18 per share for the third quarter of fiscal 1995, to $.20 per share for the same period of fiscal 1996. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period except for the three nonrecurring events, the Ramo's judgment, the Kirschner restructuring and the disposition of the Company's interest in AME, which were recorded in the first quarter.

OTHER SIGNIFICANT EVENTS.

Based on the information and advice currently available to it, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, with respect to the Tronzo litigation, and that the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred thereto.

On March 15, 1996, the Company and United States Surgical Corporation entered into an agreement terminating their joint efforts to develop resorbable synthetic bone and hard tissue substitute products for use in orthopedic surgery. Biomet will recognize this non-recurring income item of approximately $2,900,000 in its fourth quarter financial results.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 25, 1996, the Company announced the entry of a jury verdict against it in the United States District Court for the Southern District of Florida in an action brought by Raymond G. Tronzo. That verdict, in the total amount of approximately $55 million, included damages with respect to claims of patent infringement, breach of confidential relationship, fraud and unjust enrichment. The jury had been instructed by the Court to enter separate damage awards with respect to each claim, and to disregard the possible overlap of those damage awards. As of April 12, 1996 the Court had not entered judgment on the jury verdict. Management anticipates, based upon the advice of counsel, that the judgment, when entered, will be for substantially less than the aggregate amount of the jury verdict. The Company believes that the verdict is not supported by the facts and the applicable law, based on evidence that the patent in question is invalid; and, further, if the patent is held to be valid, the Company's product does not infringe the patent. The Company also believes that it has meritorious arguments in support of a complete elimination of the jury verdict, including claims that the patent in question was improperly obtained due to alleged "inequitable conduct" on the part of the plaintiff. The Court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict, and it is not possible to estimate the amount of loss, if any, that may ultimately be incurred. Based on the information and advice currently available to it, management believes that it has adequate accruals to cover legal costs and estimated loss exposure, if any, and the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be determined with respect to this matter. Management will continue to evaluate this matter as additional facts become available. Unless the final judgment, when entered, reflects the Company's view of the law applicable to the plaintiff's claims, the Company intends to vigorously pursue all remedies available to it for reduction or reversal of that judgment.

The Company is a defendant in two consolidated lawsuits now pending in the United States District Court for the District of New Jersey in which the plaintiffs are Orthofix Inc. and two affiliated corporations ("Orthofix"). The complaints include allegations of tortious interference with contractual relations, breach of contract, patent and trademark infringement, unfair and deceptive trade practices and failure to pay for goods sold and delivered. The allegations generally relate to the events surrounding the expiration of a Distributor Agreement between Orthofix S.r.l. and an affiliate of the Company's subsidiary, Electro-Biology, Inc. ("EBI"), in May 1995, and the acquisition by Orthofix of American Medical Electronics, Inc., EBI's principal competitor in the sale of electrical bone growth stimulation devices. The plaintiffs seek the payment of approximately $880,000 for goods shipped to EBI prior to the expiration of the Distributor Agreement, and on April 2, 1996, the plaintiffs filed a motion for a preliminary injunction seeking to bar the continued sale by EBI of its inventory of Orthofix devices, to bar the sale of EBI's "Dynafix" device for a period of 14 months and for other injunctive relief. A hearing on that motion is expected to be held in July or August 1996. The Company has denied all of the substantive allegations of the complaints, other than receipt of the goods shipped by Orthofix, and has asserted various defenses and counterclaims against Orthofix including breach of the Distributor Agreement by it and intentional interference with EBI's existing and potential customer relationships. The Company intends to vigorously contest the issuance of any injunctive or other relief.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
- ------------
(Registrant)


DATE:  4/15/96                       BY: /s/  GREGORY D. HARTMAN
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