Form 10-K405
period 1996-05-31
BIOMET INC
filed 1996-08-13
CIK 351346

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended MAY 31, 1996.


                                       OR


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to ____________.


                          Commission file No. 0-12515.

                                    [LOGO]

                                 BIOMET INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 19, 1996, as reported by the Nasdaq Stock Market, was approximately $1,562,778,852. As of July 19, 1996, there were 115,614,201 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                           PARTS OF FORM 10-K
                                                          INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                        IS INCORPORATED

Proxy Statement with respect to the 1996 Annual
Meeting of Shareholders of the Registrant                      Part III

================================================================================

                                    PART  I

ITEM 1.  BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and trauma devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and craniomaxillofacial products and instruments. Biomet has corporate headquarters in Warsaw, Indiana and manufacturing and/or office facilities in more than fifteen locations worldwide. Biomet markets its products in the United States through independent commissioned sales representatives, in the United Kingdom and Germany primarily through direct factory sales representatives, and in other international markets through both independent and direct factory sales representatives and specialty medical product dealers. Electro-Biology, Inc. ("EBI"), Biomet's principal domestic subsidiary, sells electrical stimulation and external fixation devices through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in approximately 100 countries.

Unless the context otherwise requires, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

The Company's products can be divided into three groups: Reconstructive Products, EBI Products and Other Products. The Company's Reconstructive Products (principally hips, knees and shoulders) and its Other Products (fixation and trauma devices, orthopedic support devices and operating room supplies) are designed, manufactured and marketed under the Biomet(R), Kirschner(R), IQL(TM), and Effner(R) trade names. Also included in Other Products are craniomaxillofacial products and instruments and general surgical instruments which are marketed under the Walter Lorenz(TM) trade name, orthopedic support devices manufactured and marketed under the AOA(R) name, and arthroscopy products manufactured and marketed under the Arthrotek(R) name. Through EBI(R), the Company develops, manufactures and markets non-invasive and implantable electrical bone growth and spinal fusion stimulators and external fixation devices (the "EBI Products"). The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 1996:


                                              YEARS ENDED MAY 31,
                                    ---------------------------------------
                                         (DOLLAR AMOUNTS IN THOUSANDS)

                          -------------------------------------------------------------
                                1996                    1995                   1994

                                   PERCENT                PERCENT               PERCENT
                              NET   OF NET          NET    OF NET           NET  OF NET
                            SALES    SALES        SALES     SALES         SALES   SALES
                          -------  -------     --------  --------     ---------  ------
Reconstructive  Products $326,834      61%     $272,643        60%     $218,145      58%

EBI Products              108,627      20%       98,490        22        88,714      24

Other Products             99,698      19%       81,139        18        66,436      18
                          -------  -------     --------  --------     ---------  ------
Total                    $535,159     100%     $452,272       100%     $373,295     100%
                         ========  =======     ========  =========    =========  ======

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

All femoral hip prostheses produced by the Company consist of a femoral head, neck and stem, which can be forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of head sizes, neck lengths, stem lengths, stem cross-sections and configurations. The Company currently offers several total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone cement to the stem, or in a press-fit configuration, allows the component's use without bone cement.

During fiscal year 1996, the Company received 510(k) clearance for several fine grain cast cobalt chromium femoral hip components. This new manufacturing process produces mechanically superior material as compared to traditional casting methods.

Since February 1994, the United States Food and Drug Administration ("FDA") has cleared many of Biomet's porous-coated hip components for cementless use pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act. These clearances are specifically for noncemented applications in skeletally mature patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint diseases including osteoarthritis, avascular necrosis, traumatic arthritis, slipped capital epiphysis, fused hip, fracture of the pelvis and diastrophic variant.

In July 1993, the Company received FDA clearance for hip and knee polyethylene components manufactured according to a patented process and marketed under the trademark, ArCom.(R) ArCom components are machined from uniform compression molded bar stock manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize mechanical and wear properties of the polyethylene bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

Since 1985, one of Biomet's largest selling reconstructive systems has been the Mallory-Head(R) Total Hip System. The Mallory-Head Hip System is designed to meet surgeon needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal finned geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

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

The Alliance(R) family is designed to address the growing trend toward standardization of total hip systems within hospitals and across surgeon groups. The Alliance family provides the largest selection of primary and revision stems available for implantation with a single set of instrumentation. The Alliance family includes the Integral(R), Bi-Metric(R), Answer(R), Hip Fracture(TM) and Rx90(R) Hip Systems.

The patented Maxim(R) Total Knee System incorporates primary, posterior stabilized and revision components with state-of-the-art biomaterials and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has compromised soft tissue and instability. The Company also has developed supporting instrumentation for the implantation of the Maxim Total Knee System components. The Maxim Total Knee System is the Company's largest selling knee system.

The Company's AGC(R) Total Knee System is one of the most clinically successful comprehensive total knee systems in the orthopedic industry. The AGC Total Knee System consists of left and right femoral components, matching reinforced tibial components and appropriately sized reinforced patella components for patellar resurfacing. AGC components are available either with or without a porous titanium alloy surface designed to enhance the attachment of bone cement to the implant surfaces. The Company, in conjunction with developing surgeons, has also developed surgical techniques and supporting implantation instruments for the AGC and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the
knee following the surgical procedure.   The Company has expanded its total
knee product line to include the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous failure or tumor resections.

Biomet's Patient-Matched Implant ("PMI(R)") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive and trauma devices to orthopedic specialists. The Company believes this service continues to enhance Biomet's reconstructive sales. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system. A patented technology owned by the Company allows the use of CT or MRI data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging technology, Biomet's PMI group is able to assist the physician, prior to surgery, by creating electronic 3-D models. Within strict deadlines, the model is translated into a PMI design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints of the body.

The Company manufactures and distributes the patented Ultra-Drive(R) Revision System ("Ultra-Drive") which utilizes ultrasonic technology to safely and effectively remove bone cement and implants during revision arthroplasty procedures. This system reduces the amount of time the orthopedic surgeon would usually spend removing an implant and cement during revision procedures. Additionally, the Ultra-Drive reduces the possibility of accidental bone trauma associated with conventional methods addressing bone cement removal.

The Kirschner product line allows the Company to offer surgeons a wider variety of reconstructive products, including the Performance(R) Knee and the Integrated Shoulder System.(TM) The Performance Knee provides a full range of implant components designed to meet the wide variety of surgical indications seen in today's total knee patient population. The Atlas(R) Modular shoulder prosthesis was introduced during fiscal year 1996 to further augment the surgeon's ability to match the prosthesis to the individual patient. This device incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. The operations of the reconstructive division of Kirschner were functionally integrated into the Company's Warsaw, Indiana facilities in September 1995.

Reconstructive devices contributing to the Company's sales growth include the Maxim Total Knee System, the Bio-Modular(R) Shoulder, the Mallory-Head Modular Calcar Hip System, the Finn Knee System, the Integral 180 and 225 Revision Hips, the MARS(R) RingLoc(R) Revision Acetabular Cup System, ArCom polyethylene products and the Alliance family of products.

During fiscal year 1996, the Company's product expansion included new lines of acetabular components, new cemented and cementless hip stems and expanded product offerings for total shoulders.

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

One of EBI's primary products, the EBI Bone Healing System(R), is a non-invasive device which produces low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues exposed to the signals. These pulses, when suitably configured in amplitude, repetition rate and duration, affect bone cells. EBI's non-invasive stimulator has two components: treatment heads and a control unit. The treatment heads contain electrical coils and are connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment heads which may be placed over a patient's cast, incorporated into the cast, or worn over the skin.

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

EBI also manufactures the FLX(R) Flexible Treatment Coils for use with the EBI Bone Healing System. The FLX Flexible Treatment Coils are extremely lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens. When used conjunctively with the EBI Bone Healing System, the FLX Flexible Treatment Coils afford higher bone healing success rates. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation.

The invasive electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R)-4 Implantable Spinal Fusion Stimulator is used in conjunction with bone grafting to increase the probability of fusion success. In addition, EBI's SpF-2, a two lead supplement to its SpF implantable spinal product line, allows EBI to offer orthopedic surgeons the SpF spinal fusion technology for the growing bilateral/lateral procedure market. Another SpF product, the SpF-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF-T provides easier surgical implantation and explantation while increasing patient comfort. The implantable devices consist of a generator providing a constant direct current to a titanium cathode placed where bone growth is required. Over the years EBI has developed new techniques and device modifications for the SpF product line. These techniques and modifications address the anterior and posterior lumbar interbody fusion market segments.

EBI's arrangement with Orthofix s.r.l. of Verona, Italy to distribute the Orthofix(R) Dynamic Axial External Fixation System in the United States, Canada and the Caribbean Island Basin expired during fiscal year 1996 and was not renewed. During fiscal year 1996, EBI launched its own advanced fixation system, the EBI X FIX(TM) DynaFix(TM) System. The market acceptance of the EBI X FIX DynaFix System has been extremely positive, as evidenced by the growth of EBI's external fixation business during fiscal year 1996.

EBI began distribution of its line of controlled cold therapy units during
fiscal year 1996.   EBICE(TM), the first disposable and portable controlled
cold therapy product offered by the Company, is used to aid in the reduction of postoperative pain, edema and blood loss.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including fixation and trauma devices, orthopedic support devices, operating room supplies, arthroscopy products and craniomaxillofacial products. Biomet Medical Products, a division of the Company established during fiscal year 1993 to focus on the expansion of the Company's "other products," excluding craniomaxillofacial products, was integrated into Biomet's reconstructive operations in January 1996. AOA manufactures and distributes its own extensive line of orthopedic support products. Arthrotek manufactures and markets a line of arthroscopy products. Walter Lorenz Surgical, Inc. ("Lorenz Surgical") manufactures and markets the craniomaxillofacial product line.

FIXATION AND TRAUMA DEVICES.   The Company's fixation and trauma devices
include internal and external bone fixation devices. Internal fixation devices manufactured by the Company include nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. These implants are intended as aids to healing and may be removed when healing is completed; they are not intended to replace normal body structures,

The Uniflex(R) Nailing System, which is the Company's largest selling fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) small bone locking nail and the Vector(R) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. The Biomet Retrograde Femoral Nail is a clinical option for femoral fractures that occur below mid-shaft. The Retrograde Femoral Nail completes the Company's line of nailing systems by allowing for the treatment of distal femoral fractures.

The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The BMP(TM) Cable System is used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to repair existing femoral fractures. System specific instrumentation for the BMP Cable System is precise and allows reproducible results.

ORTHOPEDIC SUPPORT DEVICES. The Company produces an extensive line of standard orthopedic support devices, many of which are sold under the CTN(R) and START(R) trademarks. These devices include elbow, wrist, abdominal, thigh and ankle supports, in addition to a wide variety of knee immobilizers and braces. The CTN product line primarily addresses the sports medicine market. CTN compression wraps with Soft-Ice(R) are used in compression cold-therapy treatment, both post-operative and during rehabilitation. The Company also distributes the Active Ankle(R), a unique ankle stirrup brace which addresses the sports rehabilitation market.

AOA's line of orthopedic support devices include traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, wrist and forearm splints, back supports, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. In addition to these products, AOA manufactures and distributes a variety of casting products for use in the application and removal of orthopedic casts and splints. Included are both synthetic casting tape and synthetic splints fabricated using an advanced fiberglass/polyester substrate material impregnated with a polymer resulting in casting and splinting products that are lightweight, high strength and available in a variety of colors.

OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters and drapes. The Redi-Vacette(R) Closed Wound Suction System provides post-operative wound suction drainage following both orthopedic and nonorthopedic surgical procedures. The Redi-Flow(R) Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation and saves operating room time by reducing suction clogs in surgical procedures. The Redi-Drape(R) protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

The Company's patented Blockaid(R) cut-resistant glove liner represents a breakthrough in continuous filament knitting technology, allowing stainless steel to be encased in synthetic fibers and providing the most cut-resistant fabric in the market today. Unlike thicker, spun fibers, these glove liners are thin enough to allow continued tactile sensitivity. This product reduces the risk of exposure of operating room personnel to infectious diseases.

ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors and procedure-specific instruments and implants. Arthrotek's principal products consist of the Harpoon(R) Soft Tissue Anchor System, the IES(R) 1000 System, the PowerPump(R) 800, the Tunneloc(TM) ACL Fixation(TM) System and manual instruments featuring the Ellipticut(R) and BackBiter(R) instruments. The IES 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump 800 provides the ability for surgeons to independently control flow and pressure and use the pump in conjunction with other arthroscopy shaver systems. The Tunneloc System was augmented with the Bone Mulch(TM) Screw, which received 510(k) clearance from the FDA during fiscal year 1995 and was released in fiscal year 1996. Also released during fiscal year 1996 was the One Step(TM) ACL Guide System, a patented design for use in anterior cruciate ligament reconstruction.

CRANIOMAXILLOFACIAL PRODUCTS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its Lorenz Surgical subsidiary headquartered in Jacksonville, Florida. Craniomaxillofacial surgical instruments, exodontia instruments, Hard Tissue Replacement Polymer Facial Implants and custom craniofacial implants, as well as electric powered surgical drills and saws for use in craniomaxillofacial and small bone surgery are among the products offered by Lorenz Surgical. In February 1996, Lorenz Surgical received 510(k) clearance and CE mark approval to market the first resorbable plate and screw system for craniomaxillofacial surgery in the United States and the European community. Lorenz Surgical continues to evaluate its entry into the dental implant market.

Active Ankle (R) is a registered trademark of Active Ankle, Inc. Soft-Ice (R) is a registered trademark of Polar Products, Inc.

PRODUCT DEVELOPMENT

For the years ended May 31, 1996, 1995 and 1994, the Company expended approximately $24,054,000, $21,770,000, and $20,521,000, respectively, on research and development, and it is expected that research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products and arthroscopy products.

The Company's research and development efforts contributed to the introduction in fiscal year 1996 of the following products: Vision(TM) Acetabular Cup System, Precept(TM) Total Hip System, Retrograde Nail System, Anterior Referencing Knee Instrumentation, AGC Tradition(TM) Knee Tibial Bearings and Atlas Shoulder.

EBI conducts a program of research and development intended to maintain its proprietary position and to expand the range of conditions treatable with its electrical stimulation products. This program includes clinical investigations and providing equipment and/or funding basic research to study cells and simple biological systems. Typically, EBI receives proprietary rights with respect to the data developed as the result of research sponsored by it. EBI has completed clinical trials to investigate the application of its products in the treatment of avascular necrosis ("AVN") of the femoral head, a debilitating and degenerative disease. During fiscal year 1996, the FDA rejected EBI's
premarket approval application for the AVN.   EBI is continuing discussions
with the FDA in an effort to gain its approval.  EBI's   clinical trials  to
develop new indications with PEMF technology for the treatment of fresh fractures continued during fiscal year 1996.

In July 1991, the Company and United States Surgical Corporation ("U.S. Surgical") entered into a cooperative effort to develop and market a line of state-of-the-art bioresorbable orthopedic and oral-maxillofacial implants. On March 15, 1996, that effort was terminated by a mutual agreement under the terms of which the Company received a net payment of approximately $2.9 million from U.S. Surgical, each of the parties retains the right to pursue the technologies developed during their joint efforts and the Company and U.S. Surgical have agreed not to sell products that incorporate the type of resorbable materials used during the cooperative effort in the orthopedic and oral-maxillofacial markets, respectively, for a period of 3 years.

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

The Company has a 51% equity interest in Polymers Reconstructive A/S ("Polymers") and holds exclusive worldwide distribution rights, with exception of Scandinavia, for Polymers' Vacuum Pac Cement System(TM). The patented Vacuum Pac Cement System is a proprietary method of mixing bone cement within and delivering it from a single self-contained unit. At the present time, Polymers is considering several organizational and development changes with clinical trials and test marketing to begin in certain international markets sometime in calendar year 1997.


GOVERNMENT REGULATION

The developing, testing, marketing and manufacturing of medical devices -- such as arthroscopy products and reconstructive, electrical stimulation and internal fixation devices -- are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations applicable generally to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. Biomet, EBI, Lorenz Surgical, Arthrotek, AOA and Biomet Ltd. are registered with the FDA.

In addition, the sale and marketing of specific medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices, including most devices used or implanted in the body, require FDA premarket approval before they may be distributed other than in clinical trials.

The Company's reconstructive and trauma products are regulated as Class II or Class III medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may be placed into Class III by the FDA. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 30 months of the Class III determination.

When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a premarket approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in fileable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows certain patient groups for two or more years, making periodic reports to the FDA.

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

The medical device industry extensively utilizes the premarket notification procedures under Section 510(k) of the 1976 Amendments in bringing new products to the market. The Company currently has approximately more than ten Section 510(k) notifications pending with the FDA. Although there has been improvement in the FDA's response time in review of new product submissions, delays are still being experienced due to the extensive requirements of the FDA. While these delays have improved recently, they are expected to continue through fiscal year 1996. Although these delays have not had a material adverse impact on the operations of the Company, management is unable to assess the impact of such delays on its future operations.

The Company is currently positioning itself for the changing international regulatory environment. "ISO 9000" is an internationally recognized set of guidelines that are aimed at ensuring the manufacture of quality products. A company that passes an ISO audit becomes internationally recognized as being well-run and functioning under a quality system. Seventeen countries have adopted ISO 9000 for medical products. ISO 9000 registered companies are able to sell their products in these countries without the added burden of individual country regulations. Although not required until 1998, the Company has taken the first steps in obtaining this registration. The Company's facilities located in Warsaw, Indiana, U.S.A.; Bridgend, South Wales and Swindon, England, United Kingdom; and Valencia, Spain have passed this audit and are registered. EBI has established itself in the international market through product registration. The Company's other facilities are preparing for their registration audits in fiscal year 1997.

SALES AND MARKETING

Biomet products are distributed in the United States through approximately 336 independent commissioned sales representatives ("distributors") and sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. Some of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

AOA markets and distributes its soft goods through a direct sales force of approximately 36 persons.

EBI's products are distributed in the United States through EBI's wholly-owned subsidiary, EBI Medical Systems, Inc. ("EBIMS"), a Delaware corporation with offices in Parsippany, New Jersey. EBIMS maintains a direct sales force of approximately 170 people which operates in assigned territories throughout the United States and through a growing international distribution network in Central and South America, Canada, Asia and Europe.

Lorenz Surgical products are distributed in the United States through approximately 42 distributors and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas, throughout the United States. Additionally, Lorenz Surgical supplies a full-line of orthopedic hand-held instruments for sale through the Biomet distributor network. Lorenz Surgical products are marketed internationally through a growing network of distributors and factory sales representatives throughout Europe, Asia, Africa, Canada, Australia and Central and South America.

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

Biomet products are marketed internationally primarily through direct factory sales representatives in the United Kingdom, Italy, France, Spain and Germany and through both independent and direct factory sales representatives and specialty medical product dealers in other international markets. EBI products are sold internationally by EBI's wholly-owned subsidiary, EBI Medical Systems Ltd., ("EBIMSL") a United Kingdom corporation. EBIMSL utilizes the direct sales force of Biomet Ltd., a United Kingdom corporation and wholly-owned subsidiary of the Company. The Company's products are distributed in approximately 100 countries worldwide.

For the fiscal years ended May 31, 1996, 1995 and 1994, the Company's foreign sales were $138,452,000, $108,461,000 and $85,079,000, respectively, or
26%, 24% and 23% of net sales, respectively. Additional data concerning operating income and identifiable assets by geographic areas are set forth in Note J of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in the United Kingdom, Italy and Germany. As of May 31, 1996, inventory of approximately $44,171,000 was consigned to these distributors, salespersons and hospitals.

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

Biomet's Health Care Initiatives Department (HCI), established in fiscal year 1994, enhances partnerships between hospital administration, surgeon and supplier. By providing a wide array of "Value Added" programs and services, Biomet is able to address today's highly competitive health care environment. The HCI group provides tools to help orthopedic surgeons and hospitals improve quality of patient care, reduce cost, improve efficiency and improve patient and staff satisfaction.

COMPETITION

The business of the Company is highly competitive. Approximately seven other manufacturers offer orthopedic implant products which compete with Biomet products. Major companies in this industry include Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; DePuy, a subsidiary of Boehringer-Mannheim Corporation; Smith & Nephew Inc.; Osteonics, Inc., a subsidiary of Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Intermedics Orthopedics, Inc., a division of Sulzermedica. Management believes these seven companies together with Biomet have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily on the basis of service and product design, although price competition has become increasingly important in recent years as the orthopedic industry matures and as providers have become more concerned with health care costs. At the present time, price is a factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies and is increasingly becoming a factor in the sale of reconstructive devices. In addition, health care providers increasingly limit the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. Biomet believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace. As discussed above, the Company's Health Care Initiatives program is intended to enhance the Company's offerings of products, services and programs.

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

EBI's electrical stimulation products compete with conventional surgical procedures and non-invasive electrical stimulation devices manufactured by others. EBI has the predominant share of the bone growth stimulation market. Other companies offering products in the electrical stimulation market include Orthofix, Inc., (formerly American Medical Electronics, Inc.) a subsidiary of Orthofix International N.V.; Biolectron, Inc.; OrthoLogic Corp. and Exogen. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance. EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitor in the external fixation market is Orthofix Inc.

Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of Bristol-Myers Squibb Company; Stryker Corporation; Dyonics, Inc., a subsidiary of Smith & Nephew Ltd.; Baxter Health Care Corporation; Olympus; Richard Wolf and Karl Storz.

The Company's trauma and fixation product lines compete with those of ACE Orthopedics, a division of DePuy; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd. and Synthes USA.

Lorenz Surgical primarily competes in the surgical instrumentation and craniomaxillofacial markets. Its competitors include Synthes USA; Howmedica-Leibinger, a subsidiary of Pfizer, Inc.; ACE Surgical Supply Company, Inc. KLS-Martin, L.P. and Hu-Friedy Dental.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of Biomet products are principally nonferrous metallic alloys, stainless steel, polyethylene powder and fabrics. With the exception of cobalt alloy and polyethylene powder, none of Biomet's raw material requirements are limited to any material extent by critical supply or single origins. Biomet purchases its cobalt alloy from two outside suppliers and is aware of at least three additional suppliers of cobalt alloy. With respect to polyethylene powder, suppliers of this material have become increasingly concerned because of products liability exposure in the medical device industry. However, based upon Biomet's present relationship with such suppliers, a material shortage of polyethylene powder is not anticipated in the
forseeable future.   EBI purchases all components of its electrical stimulators from approximately 250 outside suppliers, approximately 15 of whom are the single source of supply for their particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

As of May 31, 1996, the Company's domestic operations (including Puerto Rico) employed approximately 1,800 persons, of whom approximately 1,000 were engaged in production and approximately 800 in sales, marketing, administrative and clerical efforts. The Company's European subsidiaries employed approximately 740 persons, of whom approximately 480 were engaged in production and approximately 260 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union; the production employees at its Bridgend, South Wales, facility are organized. Employees working at the Berlin, Germany facility are represented by a statutory Workers' Council which negotiates labor hours and termination rights. The Workers' Council does not represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides excellent access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European locations at Bridgend, South Wales; Swindon, England; Valencia, Spain; and Berlin, Germany; also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

PATENTS AND TRADEMARKS

As a result of the rapid development of reconstructive products, patents historically have not been a major factor in the orthopedic industry. However, as the industry matures, patents and other forms of intellectual property are taking on an increased importance. Accordingly, management has placed greater significance on patents and is taking steps to increase its acquisition of intellectual property rights. In addition, management is actively enforcing its intellectual property rights consistent with strategic objectives.

BIOMET, EBI, W. LORENZ, KIRSCHNER, POLYMEDICS, AOA, IQL and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.

ITEM 2.  PROPERTIES.

     The Company has the following properties:

                                                                                                           OWNED/
FACILITY                                             LOCATION                            SQUARE FEET       LEASED
- -------                                             ---------                            -----------       ------
Principal manufacturing facility                     Warsaw, Indiana                       340,000          Owned
and executive offices of Biomet


Office and manufacturing facility of EBI             Guaynabo, Puerto Rico                  23,200          Owned

Marketing and sales operations                       Parsippany, New Jersey                 63,000          Owned
of EBIMS, including accounting,
order entry and customer service
for all EBI products and sales and
administrative offices of EBI

                                                                                            45,000          Owned
Manufacturing facility of EBI                        Parsippany, New Jersey
                                                                                             1,800         Leased
Office and warehouse facility of Biomet and EBI      Ontario, Canada
                                                                                            80,300          Owned
Manufacturing and administrative                     (1) Bridgend, South Wales              53,420          Owned
facilities of Biomet Ltd.                            (2) Swindon, England

                                                                                            35,400          Owned
Office and manufacturing facility                    (1) Ontario, California                 6,300         Leased
of Arthrotek                                         (2) Redding, California

                                                                                            36,700         Leased
Office, manufacturing and warehouse facilities       (1) Berlin, Germany
of Biomet Deutschland GmbH

                                                                                            32,500          Owned
Administrative and distribution facility             Jacksonville, Florida
of Lorenz Surgical                                                                          10,800          Owned

Office and warehouse facility of Biomet SpA          Milan, Italy                           40,000          Owned

Manufacturing facility of Biomet                     Fair Lawn, New Jersey                  30,000          Owned
                                                                                             8,000         Leased

Manufacturing facility of AOA                        (1) Marlow, Oklahoma
                                                     (2) Delray Beach, Florida              35,700         Leased

Executive, manufacturing and administrative          Hunt Valley, Maryland
offices of AOA

Office and manufacturing facilities of IQL           Valencia, Spain                        80,000          Owned

Office facility of IQL                               Madrid, Spain                           6,000          Owned

Office and manufacturing facilities of Polymers      Farum, Denmark                          7,500         Leased

Office facilities of Biomet Polska                   Warsaw, Poland                            900         Leased

Office and warehouse facilities of Biomet SA         (1) Chauteaurenard, France             37,500         Leased
                                                     (2) Les Pennes Mirabeau, France         7,200         Leased
                                                     (3) Chaumont, France                   37,100          Owned

     The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has experienced an increase in the number and significance of the legal matters in which it is involved. In addition to those matters arising in the ordinary course of its business, the Company recently has been and is now a party to several actions in which patent infringement is one of the claims made against it. In addition, the Company has experienced a gradual increase in the number of product liability claims made against it.

The patent matters can be classified into two general categories: those cases in which the plaintiff is an inventor seeking to hold the Company liable for damages, and those cases in which the plaintiff is a competitor seeking a strategic advantage in the marketplace.

There are two significant cases in the first category. In the Ramos case, the United States Court of Appeals for the Federal Circuit reversed a finding of willful infringement by the Company, but affirmed a finding of infringement under the doctrine of equivalents. As a result of this decision, Biomet incurred a one-time $2.0 million charge against pre-tax earnings for the quarter ended August 31, 1995. In the Tronzo case, a jury returned a verdict in January of this year in favor of Raymond G. Tronzo awarding him approximately $55 million on his patent and state law claims. On August 6, 1996, the United Stated District Court for the Southern District of Florida entered a judgment, which implements and reduces the jury verdict, awarding $33,756,492 to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. For reasons unknown, the trial court has not yet ruled on the Company's motion challenging the validity of Tronzo's patent. If the trial court ultimately finds the patent to be invalid, management believes that this finding will provide additional support to its legal arguments challenging the judgment on the state law claims. If, however, the trial court ultimately finds the patent to be valid, Tronzo will be awarded an additional $5.7 million judgement for patent infringement, including a fifty percent enhancement based upon willfulness and the trial court will also consider whether Tronzo is entitled to an award of attorney's fees and an injunction prohibiting future sales of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. This device accounts for a relatively small portion of the total sales of the Company's Mallory-Head Total Hip System, and represents less than one percent of the Company's annual sales. The Company intends to file post-judgment motions for judgment in its favor and, alternatively, for a new trial or to amend or modify the judgment to seek reduction of the punitive damages and prejudgment interest components of the judgment. Management anticipates that it will vigorously pursue an appeal of the judgment if these motions are not favorably resolved. Based on the information and advice currently available, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, and the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be determined with respect to this matter.

There are two matters of significance in the latter category. The Company and DePuy, a subsidiary of Boehringer Mannheim, are involved in litigation in which each company has made claims of patent infringement (and related claims) against the other with respect to several products. The Company has filed four patent infringement lawsuits against DePuy alleging, among other things, that DePuy's AML hip system, instrumentation and other products infringe claims of the Company's patents. In addition, DePuy has filed a lawsuit against Biomet and one of its employees alleging that the Company makes and sells a modular hip prosthesis and knee prosthesis which fall within the scope of its patents. The Complaint also alleges that the individual defendant misappropriated certain alleged trade secrets when he left DePuy to begin employment with the Company. All of the lawsuits seek recovery of compensatory damages (including trebling for willfulness), as well as attorneys' fees and injunctive relief from infringing the patents at issue. As to the lawsuit filed by DePuy, the Company's counsel has rendered a non-infringement opinion and has opined that the claims in these patents are invalid. The Company intends to vigorously defend the actions filed against it and pursue its counterclaims.

Lastly, the Company is a defendant in two consolidated lawsuits now pending in the United States District Court for the District of New Jersey in which the plaintiffs are Orthofix, Inc. and two affiliated corporations ("Orthofix"). The Complaints include allegations of tortious interference with contractual relations, breach of contract, patent and trademark infringement, unfair and deceptive trade practices and failure to pay for goods sold and delivered. The allegations generally relate to the events surrounding the expiration of a Distributor Agreement between Orthofix and the Company's subsidiary, EBI, in fiscal year 1996, and the acquisition by Orthofix of American Medical Electronics, Inc., EBI's principal competitor in the sale of electrical bone growth stimulation devices. The plaintiffs seek the payment of approximately $880,000 for goods shipped to EBI prior to the expiration of the Distributor Agreement, together with unspecified damages related to the allegations set forth in the Complaint. On April 2, 1996, the plaintiffs filed a Motion for Preliminary Injunction, seeking to bar the continued sale by EBI of its inventory of Orthofix devices, to bar the sale of EBI's "DynaFix" system for a period of 14 months and for other injunctive relief; however, Orthofix subsequently abandoned its claim that EBI should be barred from selling its DynaFix products and the Court ultimately denied the request for a preliminary injunction by refusing to set the matter for hearing. The Company has denied all of the substantive allegations of the Complaints, other than receipt of the goods shipped by Orthofix, and has asserted various defenses and counterclaims against Orthofix, including breach of the Distributor Agreement by it and intentional interference with EBI's existing and potential customer relationships. The Company intends to vigorously defend against the Orthofix claims and to vigorously pursue its counterclaims.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operations of its business. The results of litigations proceedings cannot be predicted with certainty; however, management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company's executive officers are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years.

                                                         Served as Executive   Current Position(s)
Name, Age and Business Experience                          Officer Since       with the Company
- ---------------------------------                        -------------------   -------------------
DANE A. MILLER, PH. D., 50
 President and Chief Executive Officer of the                    1977          President and Chief
  Company; Director of the Company since 1977                                  Executive Officer and Director
                                                                               of the Company.

NILES L. NOBLITT, 45
 Chairman of the Board of the Company;                           1978          Chairman of the Board
 Director of the Company since 1977.                                           and Director of the Company.

CHARLES E. NIEMIER, 40
 Senior Vice President - International Operations of             1984          Senior Vice President -
 the Company since November 1991; prior to November 1991,                      International Operations
 Senior Vice President - Warsaw Operations of the Company,                     and Director of the Company.
 Director of the Company since 1987.

GARRY L. ENGLAND, 42
 Senior Vice President - Warsaw Operations of the                1987          Senior Vice President -
 Company since May 1994; Vice President -                                      Warsaw Operations of the
 Research and Development of the Company                                       Company.
 from November 1991 to May 1994; prior to
 November 1991, Vice President - Manufacturing
 of the Company.

DANIEL P. HANN, 41
 Vice President and General Counsel,                             1989          Vice President and General
 Secretary and Director of the Company since 1989.                             Counsel, Secretary and
                                                                               Director of the Company.
JOEL P. PRATT, 42
 Vice President of the Company and                               1990          Vice President  of
 President of Arthrotek since June 1996;                                       the Company
 Vice President of the Company and General Manager of
 Biomet Medical Products from March 1993
 to January 1996;  prior to March 1993,
 Vice President - Sales and Marketing of the Company.

GREGORY D. HARTMAN, 39
 Vice President - Finance of the Company since                   1991          Vice President - Finance of
 December 1991; prior to December 1991, Controller                             the Company.
 of the Company.

JAMES W. HALLER, 39
 Controller of the Company since December 1991;                  1991          Controller of the Company.
 prior to December 1991, Assistant Controller
 of the Company.

JERRY L. FERGUSON, 55
 Senior Vice President of the Company since                      1994          Senior Vice President of the
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

                                    PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq National Market for each of the three most recent fiscal years ended May 31. They reflect inter-dealer prices, without retail mark-up, mark-down or commission. The approximate number of recordholders of outstanding Common Shares as of May 31, 1996 was 11,500.


                     High              Low
1996
  Fourth          $  19 5/8          $ 12 1/2
  Third              20 5/8            17 3/8
  Second             18 1/2            16
  First              16 1/2            14 1/8

1995
  Fourth          $  18 1/2          $ 13 1/8
  Third              17                11 1/2
  Second             12 5/8            10 5/8
  First              11 7/8             9

1994
  Fourth          $  11 7/8          $ 9 5/8
  Third              11 7/8            9 7/8
  Second             13 1/4            8 3/8
  First              11 1/4            8 3/8



The Company has not paid any dividend within the last three years; however, the Board of Directors of the Company periodically considers the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

INCOME STATEMENT DATA
(in thousands, except earnings per share)


Years ended May 31,                            1996      1995      1994      1993      1992
                                             ------------------------------------------------
Net sales                                    $535,159  $452,272  $373,295  $335,373  $274,795
Cost of sales                                 174,364   142,143   114,829   104,741    85,657
                                             ------------------------------------------------
    Gross profit                              360,795   310,129   258,466   230,632   189,138


Selling, general and
    administrative expenses                   199,461   169,332   136,191   122,170   102,695
Research and development expense               24,054    21,770    20,521    17,995    16,620
                                             ------------------------------------------------
    Operating income                          137,280   119,027   101,754    90,467    69,823

Other income, net                              12,389     5,915     5,278     3,805     6,688
                                             ------------------------------------------------
    Income before income taxes                149,669   124,942   107,032    94,272    76,511



Provision for income taxes                     55,563    45,742    37,214    30,311    24,702
                                             ------------------------------------------------
      Net income                              $94,106   $79,200   $69,818   $63,961   $51,809
                                             ================================================
Earnings per share                               $.82      $.69      $.61      $.56      $.46
                                             ================================================
Weighted average number of shares             115,461   115,459   115,215   114,934   113,009
                                             ================================================
BALANCE SHEET DATA
(in thousands)

As of May 31,                                  1996      1995      1994      1993      1992
                                             ------------------------------------------------
Working capital                              $400,817  $302,752  $288,408  $224,387  $167,707
Total assets                                  598,469   539,084   418,077   354,409   279,234
Shareholders' equity                          534,070   444,617   357,283   301,319   232,467


- - The selected consolidated financial information includes the operations of Kirschner Medical Corporation from November 4, 1994 and Lorenz Surgical from June 1, 1992.

- - The Company paid no cash dividends during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                    Percentage of          Percentage
                                                      Net Sales             Increase
                                                                       1996       1995
Years ended May 31,                            1996   1995    1994    VS. 1995   vs. 1994
                                             --------------------------------------------
Net sales                                    100.0%  100.0%  100.0%      18%        21%
Cost of sales                                 32.6    31.4    30.8       23         24
                                             ----------------------
   Gross profit                               67.4    68.6    69.2       16         20
Selling, general and administrative expenses  37.2    37.5    36.5       18         24
Research and development expense               4.5     4.8     5.5       10          6
                                             ----------------------
   Operating income                           25.7    26.3    27.2       15         17
Other income, net                              2.3     1.3     1.5      109         12
                                             ----------------------
   Income before income taxes                 28.0    27.6    28.7       20         17
Provision for income taxes                    10.4    10.1    10.0       21         23
                                             ----------------------
   Net income                                 17.6%   17.5%   018.7%     19%        13%
                                             =======================

1996 COMPARED TO 1995

The Company again achieved record net sales and earnings per share in fiscal 1996. Net sales increased 18% to $535,159,000 in fiscal 1996 as compared to $452,272,000 in fiscal 1995. The Company's U.S.-based revenue increased 15% to $396,707,000 in fiscal 1996, while foreign sales increased 28% to $138,452,000. Worldwide reconstructive device sales during fiscal 1996 increased by 20% to $326,834,000 compared to fiscal 1995, largely a result of Biomet's continued penetration into the reconstructive device market and the inclusion of Kirschner sales for the full year. Products recording significant increases in unit sales include the Maxim(R) Total Knee System, the Bio-Modular(R) Shoulder and the Alliance(R) Hip System. In fiscal 1996, EBI's sales increased 10% to $108,627,000, principally as a result of increase sales of the DynaFix(TM) external fixation system and the EBI Bone Healing System(R) Model 1200. The Company's "Other Products" revenues totaled $99,698,000, representing a 23% increase over fiscal 1995, primarily a result of increased sales of Lorenz's craniomaxillofacial products and Biomet's trauma products, and the inclusion of a full year of Kirschner's AOA products.

Cost of sales increased as a percentage of sales to 32.6% for fiscal 1996 compared to 31.4% for fiscal 1995. This increase is due to the acquisition in November 1994 of Kirschner, whose cost of sales was historically higher than Biomet's due to its higher levels of outsourced product manufacturing. Selling, general and administrative expenses decreased to 37.2% of net sales in fiscal 1996 compared to 37.5% of net sales in fiscal 1995, primarily due to the reduction of payroll costs resulting from the consolidation of the Kirschner operation into Warsaw, partially offset by $1.6 million paid in connection with the judgment in the Ramos litigation and legal expenses incurred in connection with the Tronzo litigation. Research and development expense increased by $2,284,000 during the current fiscal year reflecting the Company's commitment to remain competitive through technological advancements, but decreased as a percentage of net sales principally as a result of Kirschner's lower expenditures on research and development. The increase in other income is the result of income earned on higher investment balances throughout the year, a $2.5 million gain on marketable securities and $2.9 million received on the termination of a joint venture agreement with United States Surgical Corporation, offset by $400,000 of interest expense related to the Ramos litigation. The effective income tax rate increased to 37.1% in fiscal 1996 compared to 36.6% in fiscal 1995. This increase is due to the changes in the Puerto Rico local tax structure and reduction of U.S. tax benefits from operating in Puerto Rico. The Company's effective tax rate will continue to increase in future years as the full impact of these tax changes materialize. These factors resulted in a 19% increase in net income and earnings per share for fiscal 1996 as compared to fiscal 1995, increasing from $79,200,000 to $94,106,000 and $.69 to $.82, respectively.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15,1995. This statement addresses the accounting for and financial reporting of stock-based compensation plans including stock options. The Company will adopt the new statement as of June 1, 1996, and the effect of implementation will change the Company's accounting and financial statement disclosures related to employee and distributor stock options, however, such changes will not be material to the Company's consolidated financial statements (see Note G of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments increased $43,586,000 to $168,061,000 at May 31,1996, despite the $10,406,000 cash outlay for Common Shares purchased late last fiscal year and the significant decrease in accounts payable. This increase is attributable to cash flows generated from operating activities and increased attention placed on reducing general and administrative expenses and limiting inventory growth.

Cash flows provided by operating activities were $68,485,000 in 1996 compared to $52,596,000 in 1995. The primary source of 1996 cash flows from operating activities was net income offset by increases in accounts and notes receivable and inventories and a decrease in accounts payable. The increase in accounts and note receivable and inventories is attributable to the increased sales volume. Included in the aforementioned changes were decreases in accounts and notes receivables and inventories of approximately $2,645,000 and $2,558,000, respectively, attributable to the decrease from May 31, 1995 to May 31, 1996 in the exchange rates used to convert the financial statements of the Company's foreign subsidiaries from their functional currency to the U.S. dollar. These decreases did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Cash flows provided by (used in) investing activities were $13,361,000 in 1996 compared to $(73,755,000) in 1995. The primary source of cash flows from investing activities were sales and maturities of marketable securities partially offset by purchases of capital equipment. Included in capital expenditures are costs to construct Lorenz's new manufacturing facility in Jacksonville, Florida and facilities expansion to the Company's operations in Europe.

Cash flows used in financing activities were $6,621,000 in 1996 compared to $14,290,000 in 1995. The primary use of cash flows from financing activities was the purchase of the Company's Common Shares as part of the Common Share Repurchase Program. In June 1996, the Company's Board of Directors authorized the purchase of up to 4,000,000 additional Common Shares of the Company in open market or privately negotiated transactions through the close of business on June 23, 1997. These purchases, if any, will be dependent upon market conditions.

Based on the information and advice currently available, management believes the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, with respect to the Tronzo litigation (see Note K of the Notes to Consolidated Financial Statements).

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including the Common Share Repurchase Program, the Tronzo litigation, capital expenditures and research and development costs. The Company expects to spend approximately $76 million during the next two fiscal years for capital expenditures and research and development, and expects using a portion of its cash reserves to fund future acquisitions and other business development activities.

1995 COMPARED TO 1994

In fiscal 1995, net sales increased 21% to $452,272,000 as compared to $373,295,000 in fiscal 1994. The Company's U.S. - based revenue increased 19% to $343,811,000 in fiscal 1995, while foreign sales increased 27% to $108,461,000. Biomet's worldwide reconstructive device sales during fiscal 1995 increased by 25% to $272,643,000 compared to fiscal 1994. This revenue increase is attributable to Biomet's continued penetration into the reconstructive device market and the acquisition of Kirschner. EBI's product sales increased 11% to $98,490,000 in fiscal 1995. This increase was primarily due to the resurgence in the bone healing market and increased sales in external fixation devices. The Company's "Other Products" revenues totaled $81,139,000, representing a 22% increase over fiscal 1994, primarily as a result of the inclusion of seven months of revenue of AOA, a division of Kirschner.

Cost of sales increased as a percentage of net sales to 31.4% for fiscal 1995 from 30.8% for fiscal 1994 due to the acquisition of Kirschner in November 1994. The reason for this increase is discussed in the 1996 compared to 1995 analysis. The Company's selling, general and administrative expenses increased as a percentage of net sales from 36.5% in fiscal 1994 to 37.5% in fiscal 1995. The major cause of this increase is the inclusion of Kirschner's relatively higher selling, general and administrative costs, and expenses incurred in the reconfiguration of the combined sales forces of the two companies. Research and development expense decreased as a percentage of net sales to 4.8% due to Kirschner lower expenditures on research and development. The increase in other income was the result of higher investment balances throughout most of fiscal 1995. The effective tax rate increased to 36.6% in fiscal 1995 from 34.8% in fiscal 1994. This is due to the change in the Puerto Rico tax structure as mentioned earlier. These factors resulted in a 13% increase in net income and earnings per share in fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 23 through 36 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1996 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

Information regarding executive officers of the Company is included in Part I of this Report under the caption "Executive Officers of the Registrant."

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS:

       Report of Independent Accoutants

       Consolidated Balance Sheets as of May 31, 1996 and 1995

       Consolidated Statements of Income for the years ended May 31, 1996, 1995, and 1994

       Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, 1995 and 1994

       Consolidate Statements of Cash Flows for the years ended May 31, 1996, 1995 and 1994.

       Notes to Consolidated Financial Statements.

   (2) FINANCIAL STATEMENT SCHEDULE

       Schedule II - Valuation and Qualifying Accounts.
       Schedules other than those listed above are omitted because they are not required.

   (3) EXHIBITS

       3.1 Amended Articles of Incorporation filed July 23,1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

       3.2 Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983. (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

       3.3 Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by reference to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31,1987, File No. 0-12515).

       3.4 Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989. (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31, 1990, File No. 0-12515).

       3.5  Amended and Restated Bylaws. (Incorporated by reference to Exhibit
            4.2 to Biomet, Inc. Form S-3 Registration Statement, File No. 33-33376).

       4.1 Specimen certificate for Common Shares. (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

       4.2 Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 2, 1989. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K current Report dated December 22, 1989, File No. 0-12515).

       10.1 Employee Stock Option Plan, as last amended December 14, 1991. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1992, File No. 0-12515).

       10.2 Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1991, File No. 0-12515).

       10.3 Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No. 0-12515).

       10.4 Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

       10.5 401(k) Profit Sharing Plan filed January 19,1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

       11.1 Computation of Earnings Per Common Share.

       21.1 Subsidiaries of the Registrant.

       23.1 Consent of Coopers & Lybrand L.L.P.

       27.1 Financial Data Schedule


   (b) REPORTS ON FORM 8-K.
       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 1996

                                  BIOMET, INC.


             By:  /s/   DANE A. MILLER
                  ------------------------------------------------
                  Dane A. Miller
                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 1, 1996.



             By:  /s/  NILES L. NOBLITT
                  ------------------------------------------------
                  Niles L. Noblitt, Director



             By:  /s/  DANE A. MILLER
                  ------------------------------------------------
                  Dane A. Miller, Director  (Principal
                  Executive Officer)



             By:  /s/  JERRY L. FERGUSON
                  ------------------------------------------------
                  Jerry L. Ferguson, Director



             By:  /s/  M. RAY HARROFF
                  ------------------------------------------------
                  M. Ray Harroff, Director



             By:  /s/  KENNETH V. MILLER
                  ------------------------------------------------
                  Kenneth V. Miller, Director



             By:  /s/  JERRY L. MILLER
                  ------------------------------------------------
                  Jerry L. Miller, Director



             By:  /s/  L. GENE TANNER
                  ------------------------------------------------
                  L. Gene Tanner, Director

                      By:  /s/  THOMAS F. KEARNS, JR
                           -------------------------------
                           Thomas F. Kearns, Jr., Director



                      By:  /s/  CHARLES E. NIEMIER
                           -------------------------------
                           Charles E. Niemier, Director


                      By:  /s/  DANIEL P. HANN
                           -------------------------------
                           Daniel P. Hann, Director


                      By:  /s/  MARILYN TUCKER QUAYLE
                           -------------------------------
                           Marilyn Tucker Quayle, Director


                      By:  /s/  RONALD R. FISHER
                           -------------------------------
                           Ronald R. Fisher, Director


                      By:  /s/  C. SCOTT HARRISON
                           -------------------------------
                           C. Scott Harrison, Director



                      By:  /s/  GREGORY D. HARTMAN
                           -------------------------------
                           Gregory D. Hartman, Vice President -
                           Finance (Principal Financial Officer)


                      By:  /s/  JAMES W. HALLER
                           -------------------------------
                           James W. Haller, Controller (Principal
                           Accounting Officer)

                         BIOMET, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


1.  FINANCIAL STATEMENTS:                                                                                   PAGE
                                                                                                           ------
       Report of Independent Accountants.................................................................    23

       Consolidated Balance Sheets as of May 31, 1996 and 1995...........................................    24

       Consolidated Statements of Income for the years ended May 31, 1996, 1995 and 1994.................    25

       Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, 1995 and 1994...    26

       Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1995 and 1994.............    27

       Notes to Consolidated Financial Statements........................................................ 28-35

2.  FINANCIAL STATEMENT SCHEDULE:

       Schedule II - Valuation and Qualifying Accounts...................................................    36

       Schedules other than those listed above are omitted because they are not required.


REPORT OF INDEPENDENT ACCOUNTANTS

[COOPERS & LYBRAND LLP LETTERHEAD]

To the Shareholders and Board of Directors of Biomet, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Biomet, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.

/s/ Coopers & Lybrand LLP

South Bend, Indiana
July 3, 1996

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


(in thousands)
as of May 31,                                                                                                1996         1995
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                               $106,068    $  34,091
    Marketable securities                                                                                     30,834       56,354
    Accounts and notes receivable, less allowance for doubtful receivables
     (1996 - $6,889 and 1995 - $6,039)                                                                       154,055      140,283
    Inventories                                                                                              151,465      140,885
    Prepaid expenses and other                                                                                20,494       20,289
- ---------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                                    462,916      391,902
- ---------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment:
   Land and improvements                                                                                       5,874        5,268
   Buildings and improvements                                                                                 48,648       44,571
   Machinery and equipment                                                                                    78,175       71,179
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             132,697      121,018
Less, Accumulated depreciation                                                                                52,533       40,710
- ---------------------------------------------------------------------------------------------------------------------------------
     Property, plant and equipment, net                                                                       80,164       80,308
- ---------------------------------------------------------------------------------------------------------------------------------
Marketable securities                                                                                         31,159       34,030
Intangible assets, net of accumulated amortization (1996 - $9,973 and 1995 - $12,649)                          7,665        8,170
Excess acquisition costs over fair value of acquired net assets, net of
   accumulated amortization (1996 - $4,468 and 1995 - $9,984 )                                                14,947       22,828
Other assets                                                                                                   1,618        1,846
- ---------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                           $598,469     $539,084
=================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                                                     $ 3,358      $ 3,518
   Accounts payable                                                                                           16,667       27,194
   Accrued income taxes                                                                                       11,295       12,366
   Accrued wages and commissions                                                                              11,460       13,050
   Liability for purchased common shares                                                                           -       10,406
   Other accrued expenses                                                                                     19,319       22,616
- ---------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                                62,099       89,150
Deferred federal income taxes                                                                                  1,509        2,240
Other liabilities                                                                                                791        3,077
- ---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                        64,399       94,467
- ---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note K)
- ---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Preferred shares, $100 par value: Authorized 5 shares; none issued                                             -            -
   Common shares, without par value: Authorized 500,000 shares;
     issued and outstanding 1996 - 115,826 shares and 1995 - 115,188 shares                                  68,376       64,526
   Additional paid-in capital                                                                                14,410       12,624
   Retained earnings                                                                                        458,193      364,087
   Net unrealized appreciation of available-for-sale securities                                                 584        2,800
   Cumulative translation adjustment                                                                         (7,493)         580
- ---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                             534,070      444,617
- ---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                            $598,469     $539,084
==================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share)
for the years ended May 31,                            1996             1995             1994
- ---------------------------------------------------------------------------------------------

NET SALES                                          $535,159         $452,272         $373,295
Cost of sales                                       174,364          142,143          114,829
- ---------------------------------------------------------------------------------------------
    Gross profit                                    360,795          310,129          258,466
Selling, general and administrative expenses        199,461          169,332          136,191
Research and development expense                     24,054           21,770           20,521
- ---------------------------------------------------------------------------------------------
    Operating income                                137,280          119,027          101,754
Other income, net                                    13,505            6,947            5,867
Interest expense                                     (1,116)          (1,032)            (589)
- ---------------------------------------------------------------------------------------------
    Income before income taxes                      149,669          124,942          107,032
Provision for income taxes                           55,563           45,742           37,214
- ---------------------------------------------------------------------------------------------
    NET INCOME                                      $94,106          $79,200          $69,818
=============================================================================================
EARNINGS PER SHARE, BASED ON THE WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING DURING THE YEAR       $.82             $.69             $.61
=============================================================================================
Weighted average number of shares                   115,461          115,459          115,215
=============================================================================================


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)
for the years ended May 31, 1996, 1995 and 1994


                                                                                                    Net Unrealized
                                                                      Additional                    Appreciation of     Cumulative
                                             Common Shares               Paid-In         Retained  Available-for-Sale  Translation
                                          Number         Amount          Capital         Earnings      Securities       Adjustment
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 1, 1993                    115,288        $ 46,829         $ 13,106        $242,618      $         -       $ (1,234)
   Issuance of shares                          7              62                -               -                -              -
   Exercise of stock options                 389             911                -               -                -              -
   Purchase of shares                     (1,260)           (512)            (144)        (11,620)               -              -
   Tax benefit arising from the
     exercise of stock options                 -               -              644               -                -              -
   Net income                                  -               -                -          69,818                -              -
   Other                                       -               -                -          (1,306)               -              -
   Translation adjustment                      -               -                -               -                -         (1,889)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1994                    114,424          47,290           13,606         299,510                -         (3,123)

   Issuance of shares                         35             261               -                -                -              -
   Exercise of stock options                 465           1,192               -                -                -              -
   Purchase of shares                     (1,120)           (463)            (133)        (14,623)               -              -
   Tax benefit arising from the
     exercise of stock options                 -               -              689               -                -              -
   Acquisition of Kirschner Medical        1,384          16,246           (1,538)              -                -              -
   Net income                                  -               -               -           79,200                -              -
   Net unrealized appreciation of
     available-for-sale securites              -               -               -                -            2,800              -
   Translation adjustment                      -               -               -                -                -          3,703
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995                    115,188          64,526          12,624          364,087            2,800            580

   Issuance of shares                        173           2,293               -                -                -              -
   Exercise of stock options                 465           1,557               -                -                -              -
   Purchase of shares                          -               -               -                -                -              -
   Tax benefit arising from the
     exercise of stock options                 -               -           1,786                -                -              -
   Net income                                  -               -               -           94,106                -              -
   Change in unrealized appreciation of
     available-for-sale securites              -               -               -                -           (2,216)             -
   Translation adjustment                      -               -               -                -                -         (8,073)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1996                    115,826         $68,376         $14,410         $458,193             $584        $(7,493)
===================================================================================================================================


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
for the years ended May 31,                                                            1996          1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities:
     Net income                                                                       $  94,106      $ 79,200      $ 69,818
     Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                      12,928         9,303         8,167
       Amortization                                                                       7,884         5,067         3,879

       Gain on sale of marketable securities, net                                        (3,018)          (68)       (2,213)
       Equity in losses of affiliates                                                         -         1,815         1,579
       Deferred federal income taxes                                                     (1,417)         (400)       (1,130)
       Changes in current assets and liabilities, excluding effects of acquisitions:
            Accounts and notes receivable                                               (15,906)      (22,499)      (13,092)
            Inventories                                                                 (13,386)      (26,239)      (10,097)
            Prepaid expenses and other                                                      615          (962)         (448)
            Accounts payable                                                             (9,297)         2,999        6,414
            Accrued income taxes                                                            460         (2,494)       1,818
            Accrued wages and commissions                                                (1,581)         2,611        1,048
            Other accrued expenses                                                       (2,903)         4,263            -
- -----------------------------------------------------------------------------------------------------------------------------
       Net cash from operating activities                                                68,485         52,596       65,743
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities:
    Proceeds from sales and maturities of marketable securities                          54,823         20,313       21,259
    Purchases of marketable securities                                                  (25,630)       (37,349)     (40,453)
    Capital expenditures                                                                (14,065)       (28,938)      (6,545)
    Purchase of Kirschner Medical Corporation, net of cash acquired                           -        (27,315)           -
    Cash invested in affiliates                                                               -           (238)      (1,466)
    Increase in other assets                                                               (932)           (83)        (666)
    Other                                                                                  (835)          (145)         892
- -----------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) investing activities                                           13,361        (73,755)     (26,979)
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
    Decrease in short-term borrowings                                                       (65)          (225)        (719)
    Payments on long-term debt                                                                -        (10,705)        (418)
    Issuance of shares                                                                    3,850          1,453          973
    Purchase of common shares                                                           (10,406)        (4,813)     (12,276)
- -----------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) financing activities                                           (6,621)       (14,290)     (12,440)
- -----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                  (3,248)          (851)        (512)
- -----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         71,977        (36,300)      25,812
Cash and cash equivalents, beginning of year                                             34,091         70,391       44,579
- -----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                 $106,068        $34,091      $70,391
=============================================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                                                          $1,116           $936         $581
       Income taxes                                                                      55,576         48,350       36,480
Non-cash investing and financing activities:
   Purchase of Kirschner Medical Corporation:
       Common shares issued                                                                   -         14,708            -
       Liabilities assumed                                                                    -         26,859            -
   Purchase of common shares and related liability                                            -         10,406            -
============================================================================================================================
The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the years ended May 31, 1996, 1995 and 1994

NOTE A:  NATURE OF OPERATIONS.

Biomet, Inc., and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and nonsurgical therapy, including reconstructive and trauma devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and craniomaxillofacial implants and instruments. Biomet has corporate headquarters in Warsaw, Indiana and manufacturing and/or office facilities in more than fifteen locations worldwide. The Company currently distributes its products in approximately 100 countries.

NOTE B:  ACCOUNTING POLICIES.

The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in more than 20% owned affiliates are accounted for on the equity method. The equity in losses of affiliates aggregated $1,815,000 and $1,579,000 for the years ended May 31, 1995 and 1994, respectively, and consisted primarily of research and development expense. Accordingly, these amounts are included in research and development expense in the consolidated statements of income.

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

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to fifteen years. The Company continually reviews goodwill to access recoverability from future operations. Impairments would be recognized in operating results if a permanent diminution in value occurred.

Short-Term Borrowings - Certain of the Company's foreign subsidiaries had short-term borrowings of $3,358,000 and $3,518,000 as of May 31, 1996 and 1995, respectively.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes of the undistributed earnings ($57.6 million at May 31, 1996) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Use of Estimates - The financial statements are prepared in conformity with generally accepted accounting principals and, accordingly, include amounts that are based on management's best estimates and judgments.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the health care provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and health-care agencies, insurance providers and physicians. The Company maintains an

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1996, 1995 and 1994

NOTE B:  ACCOUNTING POLICIES, CONCLUDED.

allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and marketable securities. At May 31, 1996 and 1995, cash and cash equivalents and marketable securities included $58 million and $48 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 1996 and 1995, marketable securities included $19 million and $24 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

NOTE C:  ACQUISITION.

On August 12, 1994, the Company, through a wholly-owned subsidiary, purchased 685,222 common shares of Kirschner Medical Corporation ("Kirschner") and a promissory note in the amount of 329.5 million Spanish pesetas (approximately $2.5 million) issued to Kirschner's Spanish subsidiary from Figgie International Inc. for $8,700,000. On November 4, 1994, the Company, through the same wholly-owned subsidiary, acquired all of the remaining issued and outstanding common shares of Kirschner, in exchange for 1,384,309 of the Company's common shares and $16,245,981 cash. Kirschner manufactures and markets orthopedic devices and musculoskeletal orthopedic support products. The $13.3 million excess of acquisition cost over the fair value of acquired net assets is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for using the purchase method of accounting, with the operating results of Kirschner included in the Company's consolidated financial statements from the date of acquisition.

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


                                             1995                   1994
- -------------------------------------------------------------------------
                            (in thousands, except earnings per share)

        Net sales                        $481,015               $440,023
        Net income                         79,204                 69,847
        Earnings per share                    .68                    .60


NOTE D: MARKETABLE SECURITIES.

As of May 31, 1996, the Company's marketable securities were classified as follows:

                                                        Amortized       Unrealized
                                                             Cost    Gains     Losses   Fair Value
- ----------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Available-for-sale:
   Debt securities                                       $17,030      $37    $(550)      $16,517
   Mortgage-backed obligations                             2,075        -      (28)        2,047
   Equity securities                                       3,097    1,175      (50)        4,222
- ----------------------------------------------------------------------------------------------------
     Total available-for-sale                             22,202    1,212     (628)       22,786
- ----------------------------------------------------------------------------------------------------
Held-to-maturity:
   Debt securities                                         4,785       37      (24)        4,798
   Mortgage-backed obligations                            16,322       18   (1,062)       15,278
- ----------------------------------------------------------------------------------------------------
     Total held-to-maturity                               21,107       55   (1,086)       20,076
- ----------------------------------------------------------------------------------------------------
Certificates of deposit                                   18,100        -        -        18,100
- ----------------------------------------------------------------------------------------------------
Total                                                    $61,409   $1,267  $(1,714)      $60,962
====================================================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
for the years ended May 31, 1996, 1995 and 1994
- --------------------------------------------------------------------------------
NOTE D:  MARKETABLE SECURITIES, CONCLUDED.

As of May 31, 1995, the Company's marketable securities were classified as follows:





                                                       Amortized       Unrealized
                                                            Cost     Gains      Losses   Fair Value
- ------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Available-for-sale:
   Debt securities                                       $22,856    $   72     $ (34)      $22,894
   Mortgage-backed obligations                             4,207         -       (42)        4,165
   Equity securities                                       4,770     2,917      (113)        7,574
- ------------------------------------------------------------------------------------------------------
     Total available-for-sale                             31,833     2,989      (189)       34,633
- ------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Debt securities                                         6,552        71        (2)        6,621
   Mortgage-backed obligations                            16,099        69      (305)       15,863
- ------------------------------------------------------------------------------------------------------
     Total held-to-maturity                               22,651       140      (307)       22,484
- ------------------------------------------------------------------------------------------------------
Certificates of deposit                                   33,100         -          -       33,100
- ------------------------------------------------------------------------------------------------------
Total                                                    $87,584    $3,129     $(496)      $90,217
======================================================================================================

Effective June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value with unrealized gains and losses included in income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The impact of adopting SFAS No. 115 was to increase shareholders' equity by $2,800,000 at May 31, 1995. The Company has no trading securities. Proceeds from sales of available-for-sale securities were $15,381,000 for the year ended May 31, 1996 and such proceeds were immaterial for the year ended May 31, 1995. There were no sales of held-to-maturity securities during the years ended May 31, 1996 and 1995. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 1996, gross realized gains and (losses) on sales of available-for-sale securities were $3,090,000 and ($72,000), respectively. Gross realized gains and losses on such sales were immaterial for the year ended May 31, 1995. Dividend and interest income are accrued as earned. The Company's marketable securities at May 31, 1996 include $18,100,000 of certificates of deposit, $6,739,000 of debt securities and $5,995,000 of mortgage-backed obligations all maturing within one year. The Company's marketable securities include $14,563,000 of debt securities, $4,222,000 of equity securities and $12,374,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:


                                                                     1996      1995        1994
- ----------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

Interest income                                                    $ 6,454    $5,656       $3,977
Dividend income                                                      1,217       870          442
Net realized gains                                                   3,018        68        2,213
- ---------------------------------------------------------------------------------------------------
   Total                                                           $10,689     $6,594       $6,632
===================================================================================================

NOTE E:  INVENTORIES.

Inventories at May 31, 1996 and 1995 consisted of the following:
                                                                         1996               1995
- ---------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Raw material                                                            $19,643            $19,146
Work-in-process                                                          15,677             15,163
Finished goods                                                           71,974             62,884
Consigned distributor                                                    44,171             43,692
- --------------------------------------------------------------------------------------------------
   Total                                                               $151,465           $140,885
==================================================================================================

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

for the years ended May 31, 1996, 1995 and 1994

NOTE F:  TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1996, 1995 and 1994 were $2,165,000, $1,573,000 and
$1,546,000,  respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 50% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1996, 1995 and 1994 were $1,406,000, $1,148,000 and
$1,075,000, respectively.

Biomet Ltd., a subsidiary based in the United Kingdom, has a defined benefit pension plan for all of its salaried Team Members. Pension expense and related pension amounts are immaterial to the consolidated financial statements.

NOTE G:  STOCK OPTION PLANS.

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

The transactions for common shares under options for the years ended May 31, 1996 and 1995 were as follows:


                                   Number              Per Share
                                 of Shares           Option Price
- ----------------------------------------------------------------------
Outstanding, June 1, 1994        3,061,353       $  1.53    -   $15.00
   Granted                         931,793          9.00    -    14.88
   Exercised                     (641,905)          1.53    -    11.00
   Terminated                    (124,597)          5.00    -    12.88
- ----------------------------------------------------------------------
Outstanding, May 31, 1995        3,226,644          1.53    -    15.00
   Granted                         473,742         13.25    -    17.50
   Exercised                     (676,398)          2.44    -    14.00
   Terminated                    (173,957)          2.86    -    15.00
- ----------------------------------------------------------------------
Outstanding, May 31, 1996        2,850,031         $1.53    -   $17.50
======================================================================

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

for the years ended May 31, 1996, 1995 and 1994


NOTE G:  STOCK OPTION PLANS, CONCLUDED.

Options outstanding at May 31, 1996 which are currently exercisable represent
826,000 shares.   As of May 31, 1996, 5,000,788 shares were reserved for future options, compared with 5,409,361 shares at May 31, 1995. No adjustment was made to the weighted average number of shares outstanding to reflect the exercise of outstanding stock options since the effect would be immaterial.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued, and is effective for fiscal years beginning after December 15, 1995. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the notes to the financial statements. Further, SFAS No. 123 now requires that any equity instrument issued to nonemployees, such as the option to purchase common shares issued by the Company pursuant to the Distributor Plan, must now be expensed based on the fair value of the consideration received or the fair value of the equity instruments issued. Beginning June 1, 1996, the Company will recognize expense as options are granted under the Distributor Plan; however, such expense will not be material to the consolidated financial statements. With respect to options granted under the Employee Plan, the Company expects to adopt SFAS No. 123 on a disclosure basis only and, accordingly, implementation of SFAS No. 123 for options granted under the Employee Plan will not impact the Company's consolidated balance sheet or income statement.

NOTE H:  SHAREHOLDERS' EQUITY.

During the year ended May 31, 1995, the Company purchased 1,120,000 common shares at an aggregate cost of $15,219,000. At May 31, 1995, the Company had recorded a liability of $10,406,000 for purchased common shares for which the settlement date was subsequent to May 31, 1995. During the year ended May 31, 1994, the Company purchased 1,260,000 common shares at an aggregate cost of $12,276,000.

On December 2, 1989, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan (the "Plan") under which the Company declared a dividend of one common share purchase right for each common share outstanding to shareholders of record on December 26, 1989 (the "Right"). Each Right entitles the shareholder to purchase from the Company one common share at a price of $37.50 per common share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires 15% or more or tenders for 30% or more of the Company's outstanding common shares. The Plan also provides that if any person or group becomes an "Acquiring Person", each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of one cent per Right at any time prior to them becoming exercisable, and the Rights expire on December 2, 1999. The Plan was designed to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

NOTE I:  INCOME TAXES.

The components of income before income taxes are as follows:

                                         1996      1995     1994
- --------------------------------------------------------------------
                                                   (in thousands)
United States operations              $138,742  $114,595   $96,014
Foreign operations                      10,927    10,347    11,018
- --------------------------------------------------------------------
   Total                              $149,669  $124,942  $107,032
====================================================================
The provision for income taxes is summarized as follows:

                                         1996      1995     1994
- ---------------------------------------------------------------------
                                                 (in thousands)
Current:
   Federal                             $39,480   $31,046   $25,937
   State, including Puerto Rico         11,675    10,395     7,806
   Foreign                               5,825     4,701     4,601
- ---------------------------------------------------------------------
                                        56,980    46,142    38,344

Deferred                                (1,417)     (400)   (1,130)
- ---------------------------------------------------------------------
   Total                               $55,563   $45,742   $37,214
=====================================================================
Effective tax rate                        37.1%     36.6%     34.8%
=====================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the years ended May 31, 1996, 1995 and 1994
- --------------------------------------------------------------------------------

NOTE I:  INCOME TAXES, CONCLUDED.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:



                                                                                1996            1995              1994
- -----------------------------------------------------------------------------------------------------------------------
  U.S. statutory income tax rate                                                35.0%           35.0%             35.0%
  Add (deduct):
    State taxes, less effect of federal reduction                                3.8             3.8               3.7
    Foreign income taxes at rates different from the U.S. statutory rate         1.4             1.0                .3
    Tax benefit relating to operations in Puerto Rico                           (2.0)           (2.7)             (4.8)
    Tax credits                                                                  (.1)            (.2)              (.1)
    Earnings of Foreign Sales Corporation                                        (.5)            (.4)              (.5)
    Other                                                                        (.5)             .1               1.2
- -----------------------------------------------------------------------------------------------------------------------
  Effective tax rate                                                            37.1%           36.6%              34.8%
=======================================================================================================================


The components of the net deferred tax asset and liability at May 31, 1996 and 1995 are as follows:


                                             1996               1995
- -----------------------------------------------------------------------
                                                 (in thousands)
Current deferred tax asset:
   Accounts and notes receivable           $  2,864           $  2,511
   Inventories                                6,539              4,090
   Accrued expenses                           3,117              3,732
   Investments in affiliates                    840              1,470
- -----------------------------------------------------------------------
      Current deferred tax asset           $ 13,360            $11,803
- -----------------------------------------------------------------------
Long-term deferred tax asset (liability):
   Depreciation                            $(2,449)            $(2,640)
   Other                                       940                 400
- -----------------------------------------------------------------------
      Long-term deferred tax liability     $(1,509)            $(2,240)
=======================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the years ended May 31, 1995, 1994 and 1993

NOTE J:  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION.

The Company operates in one industry segment which includes the designing, manufacturing and marketing of reconstructive and trauma devices, electrical bone growth and neuromuscular stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products and craniomaxillofacial implants and instruments used primarily by orthopedic medical specialists in both surgical and non-surgical therapy.

Net sales, operating income and identifiable assets by geographic area are presented in the following table. The Company's major identifiable assets are located in the United States (North America) and France, Germany, Italy, Spain and the United Kingdom, (Europe).



                                        1996         1995         1994
- --------------------------------------------------------------------------
                                                        (in thousands)
Net sales:
   North America                      $439,638      $377,923    $316,936
   Europe                               95,521        74,349      56,359
   Intercompany                         14,023        16,572      13,827
   Eliminations                        (14,023)      (16,572)    (13,827)
- --------------------------------------------------------------------------
                                      $535,159      $452,272    $373,295
==========================================================================

Operating income:
   North America                      $124,667      $106,954     $89,805
   Europe                               12,613        12,073      11,949
- --------------------------------------------------------------------------
                                      $137,280      $119,027    $101,754
==========================================================================

Identifiable assets:
   North America                      $502,229      $438,985    $355,206
   Europe                              125,126       117,525      70,131
   Eliminations                        (28,886)      (17,426)     (7,260)
- --------------------------------------------------------------------------
                                      $598,469      $539,084    $418,077
==========================================================================


Intercompany transfers, primarily from North America to Europe, are made at agreed-upon prices which include a profit element. Domestic export sales, primarily to European countries, aggregated $42,931,000, $34,112,000, and $28,720,000 for the years ended May 31, 1996, 1995 and 1994, respectively.



 Selected financial data of the Company's foreign subsidiaries is as follows:
                                      1996        1995       1994
- --------------------------------------------------------------------------
                                                    (in thousands)

Net sales                             $98,907    $80,209     $61,197
==========================================================================
Net income                             $5,237     $6,137      $6,417
==========================================================================
Current assets                       $101,425    $87,135     $53,515
Property, plant and equipment          21,407     21,721      11,151
Intangible assets                       6,396     11,060       2,734
- --------------------------------------------------------------------------
                                      129,228    119,916      67,400
- --------------------------------------------------------------------------
Current liabilities                    29,617     32,939      18,332
Intercompany loans                     40,738     28,676      13,803
Long-term liabilities                     380      1,679       1,345
- --------------------------------------------------------------------------
                                       70,735     63,294      33,480
- --------------------------------------------------------------------------
   Net assets                         $58,493    $56,622     $33,920
==========================================================================

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

for the years ended May 31, 1996, 1995 and 1994


NOTE K:  COMMITMENTS AND CONTINGENCIES.

Common Share Repurchase Program - In June 1996, the Board of Directors authorized the Company to repurchase up to 4,000,000 Common Shares of the Company in open market purchases or privately negotiated transactions through the close of business on June 23, 1997.

Self Insurance - Medical Insurance Plan - The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $125,000 per Team Member annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management determined estimated liability for claims incurred but not reported.

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 1996 the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - Raymond G. Tronzo - On January 25, 1996, the Company announced the entry of a jury verdict against it in the United States District Court for the Southern District of Florida in an action brought by Raymond G. Tronzo. That verdict, in the total amount of approximately $55 million, included damages with respect to claims of patent infringement, breach of confidential relationship, fraud and unjust enrichment. The jury had been instructed by the Court to enter separate damage awards with respect to each claim and to disregard the possible overlap of those damage awards. As of July 3, 1996, the judge had not entered judgment on the jury verdict. Management anticipates, based upon the advice of counsel, that the judgment, when entered, will be for substantially less than the aggregate amount of the jury verdict. The Company believes that the verdict is not supported by the facts and the applicable law, based on evidence that the patent in question is invalid; and, further, if the patent is held to be valid, the Company's product does not infringe the patent. The Company also believes that it has meritorious arguments in support of a complete elimination of the jury verdict, including claims that the patent in question was improperly obtained due to alleged "inequitable conduct" on the part of the plaintiff. Unless the final judgment, when entered, reflects the Company's view of the law applicable to the plaintiff's claims, the Company intends to vigorously pursue all remedies available to it for reduction or reversal of the judgment. The Court has yet to rule on significant, complex and interrelated issues that could alter or eliminate the jury verdict, and it is not possible to estimate the amount of loss, if any, that may ultimately be incurred. Based on the information and advice currently available, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, and the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be determined with respect to this matter.

Litigation - Pedro A. Ramos - On September 2, 1995, the U.S. Court of Appeals for the Federal Circuit reversed in part and affirmed in part the judgment previously entered against the Company. The Court of Appeals held that, although the Company's product did infringe the Ramos patent under the doctrine of equivalents, that infringement was neither literal nor willful on the part of the Company and reduced the original $6.0 million judgment to approximately $2.0 million. The Company's petition for rehearing to the Court of Appeals was denied and the Company recorded a $2.0 million charge against pre-tax earnings during the year ended May 31, 1996. The Company has discontinued sales of the product in question.

Litigation - Other - There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.

                         BIOMET, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended May 31, 1996, 1995 and 1994
                                 (in thousands)
                                    ________

  Col. A                       Col. B                   Col. C                  Col. D             Col. E
                                                       Additions
                                                 (1)              (2)
                                               --------------------------
                                                               Charged to
                              Balance at      Charged to         other                             Balance at
                              beginning        costs and       accounts -      Deductions -            end
 Description                  of period        expenses        describe         describe            of period
 -----------                  ---------        ---------       --------         --------            ---------
Allowance for
     doubtful receivables:

For the year ended
   May 31, 1996                 $6,039          $6,208          $197(B)           $5,080(A)           $6,889
                                                                                     475(C)
                                ======          ======          =======            ========           ======

For the year ended
   May 31, 1995                 $3,619          $3,614          $156(B)           $2,853 (A)           $6,039
                                                                                     (30)(C)
                                                                                  (1,473)(D)
                                ======          ======          =======            ========           ======

For the year ended
   May 31, 1994                 $3,175          $2,415          $129(B)           $2,137 (A)           $3,619
                                                                                     (37)(C)
                                ======          ======          =======            ========           ======

Notes:
     (A) Uncollectible accounts written off
     (B) Collection of previously written off accounts
     (C) Effect of foreign currency translation adjustment
     (D) Allowance of Kirschner Medical Corporation at date of acquisition.

                                 BIOMET, INC.
                                  FORM 10-K
                                 MAY 31, 1996

                              INDEX TO EXHIBITS


Number Assigned
 in Regulation
S-K, Item 601                                      Title of Exhibit
- ---------------                                    ----------------
      (3)             3.1  Amended Articles of Incorporation filed July 23, 1982. (Incorporated
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

                      3.4  Articles of Amendment to the Amended Articles of Incorporation
                           filed September 18, 1989.  (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31, 1990, File
                           No. 0-12515).

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

                      4.2  Rights Agreement between Biomet, Inc. and Lake City Bank as Rights
                           Agent, dated as of December 2, 1989. (Incorporated by
                           reference to Exhibit 4 to Biomet, Inc. Form 8-K current Report dated
                           December 22, 1989, File No. 0-12515).

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


     10.3       Employee and Non-Employee Director Stock Option Plan, dated
                September 18, 1992.  (Incorporated by reference to Exhibit
                19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993,
                File No. 0-12515).

     10.4       Form of Stock Option Agreement under the Employee and Non-Employee
                Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration
                Statement, File No. 33-65700).

     10.5       401(k) Profit Sharing Plan filed January 19, 1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

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




