Form 10-Q
period 1996-08-31
BIOMET INC
filed 1996-10-15
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1996.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996:

Common Shares - No Par Value                                 115,647,413 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             115,647,413 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1996 and May 31, 1996
(in thousands)

ASSETS
                                                 August 31,        May 31,
                                                    1996            1996
                                                 ----------        -------
Current assets:
  Cash and cash equivalents                      $ 128,773        $ 106,068
  Marketable securities                             26,909           30,834
  Accounts and notes receivable, net               156,628          154,055
  Inventories                                      153,785          151,465
  Prepaid expenses and other                        23,582           20,494
                                                   -------          -------
      Total current assets                         489,677          462,916
                                                   -------          -------
Property, plant and equipment, at cost             138,060          132,697
    Less, Accumulated depreciation                  55,794           52,533
                                                   -------          -------
      Property, plant and equipment, net            82,266           80,164
                                                   -------          -------
Marketable securities                               32,495           31,159
Intangible assets, net                               7,188            7,665
Excess acquisition cost over fair value
  of acquired net assets, net                       21,235           14,947
Other assets                                         1,628            1,618
                                                   -------          -------
Total assets                                     $ 634,489        $ 598,469
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1996 and May 31, 1996
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,        May 31,
                                                     1996     	      1996
                                                  ----------        -------
Current liabilities:
  Short-term borrowings                           $   3,378        $   3,358
  Accounts payable                                   16,459           16,667
  Accrued income taxes                               24,934           11,295
  Accrued wages and commissions                      11,455           11,460
  Other accrued expenses                             18,198           19,319
                                                    -------          -------
     Total current liabilities                       74,424           62,099

Long-term liabilities:
  Deferred federal income taxes                       3,609            1,509
  Other liabilities                                     587              791
                                                    -------          -------
     Total liabilities                               78,620           64,399
                                                    -------          -------
Contingencies (Note 5)

Shareholders' equity:
  Common shares                                      74,126           68,376
  Additional paid-in capital                         14,299           14,410
  Retained earnings                                 471,439          458,193
  Net unrealized appreciation of
    certain equity securities                           484              584
  Cumulative translation adjustment                  (4,479)          (7,493)
                                                    -------          -------
     Total shareholders' equity                     555,869          534,070
                                                    -------          -------
Total liabilities and shareholders' equity        $ 634,489        $ 598,469
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 1996 and 1995
(in thousands, except earnings per share)

                                                       1996             1995
                                                       ----             ----

Net sales                                            $137,178        $127,227

Cost of sales                                          44,428          41,279
                                                      -------         -------
  Gross profit                                         92,750          85,948

Selling, general and
  administrative expenses                              49,889          50,597
Research and development expense                        6,518           6,197
                                                      -------         -------
  Operating income                                     36,343          29,154

Other income, net                                       2,351           3,796
                                                      -------         -------
  Income before income taxes                           38,694          32,950

Provision for income taxes                             14,607          12,201
                                                      -------         -------
  Net income                                         $ 24,087        $ 20,749
                                                      =======         =======

Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented                                 $ .21           $ .18
                                                         ====            ====
Weighted average number of shares                     115,739         115,252
                                                      =======         =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1996 and 1995
(in thousands)

                                                          1996          1995
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 24,087      $ 20,749
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         3,415         2,882
      Amortization                                         1,813         2,407
      Gain on sale of marketable securities, net             (62)       (2,743)
      Changes in current assets and current liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                 1,420           982
        Inventories                                        1,411        (7,703)
        Prepaid expenses and other                        (2,858)       (1,490)
        Accounts payable                                  (2,394)       (6,583)
        Accrued income taxes                              13,436         1,656
        Accrued wages and commissions                        (21)       (2,917)
        Other accrued expenses                            (3,159)       (1,614)
                                                         -------        ------
        Net cash from operating activities                37,088         5,626
                                                         -------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sales and maturities of
    marketable securities                                 11,622        30,428
  Purchases of marketable securities                      (9,004)       (4,753)
  Capital expenditures                                    (3,458)       (2,438)
  Business acquisition, net of cash acquired              (4,667)           --
  Increase in other assets                                  (568)       (1,181)
  Other                                                     (227)          (90)
                                                         -------        ------
        Net cash from (used in) investing activities      (6,302)       21,966
                                                         -------        ------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings                          (69)          (90)
  Issuance of common shares                                2,870           317
  Purchase of common shares                              (11,375)      (10,406)
                                                         -------        ------
        Net cash used in financing activities             (8,574)      (10,179)
                                                         -------        ------
Effect of exchange rate changes on cash                      493        (2,970)
                                                         -------        ------
Increase in cash and cash equivalents                     22,705        14,443
Cash and cash equivalents, beginning of year             106,068        34,091
                                                         -------        ------
Cash and cash equivalents, end of period                $128,773      $ 48,534
                                                         =======        ======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly-owned subsidiaries (individual and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1996.

The accompanying consolidated balance sheet at May 31, 1996, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at August 31, 1996 and May 31, 1996 are as  follows:

                              August 31,       May 31,
                                1996            1996
                              ----------       -------
                                    (in thousands)

    Raw materials              $ 21,612       $ 19,643
    Work in process              16,798         15,677
    Finished goods               70,686         71,974
    Consigned inventory          44,689         44,171
                                -------        -------
                               $153,785       $151,465
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 1996, the Company issued 568,419 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,870,000 and purchased
747,180 outstanding Common Shares for $11,375,000.

NOTE 5:     ACQUISITIONS.

On August 1, 1996, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of 200,385 Common Shares of the Company and $4.7 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $6.8 million. The acquisition has been accounted for using the purchase method of accounting. Pro forma consolidated results of operations are not presented as the amounts are not materially different from the Company's historical results.

NOTE 6:     CONTINGENCIES.

In August 1996, the United States District Court for the Southern District of Florida entered a judgment on the state law claims of Raymond G. Tronzo that were the subject of a previous jury verdict against the Company in the amount of approximately $55 million. In that judgement, Tronzo was awarded damages of approximately $33.7 million, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. For reasons unknown, the trial court has not yet ruled on the Company's motion challenging the validity of Tronzo's patent. If the trail court ultimately finds the patent to be invalid, management believes that this finding will provide additional support to its legal arguments challenging the judgment on the state law claims. If, however, the trial court ultimately finds the patent to be valid, Tronzo will be awarded an additional $5.7 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness, and the trial court will also consider whether
Tronzo is entitled to an award of attorney's fees and an injunction prohibiting future sales of the finned version of the Mallory/Head acetabular cup, the device found to have infringed the Tronzo patent. This device accounts for a relatively small portion of the total sales of the Company's Mallory/Head Total
Hip System, and represents less than one percent of the Company's annual sales. The Company intends to file post-judgment motions for judgment in its favor and, alternatively, for a new trial or to amend or modify the judgment to seek reduction of the punitive damages and prejudgment interest components of the judgment. Management anticipates that it will vigorously pursue an appeal of the judgment if these motions are not favorably resolved. Based on the information and advice currently available, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, and that the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred with respect to this matter.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1996

The Company's cash and investments increased $20,116,000 to $188,177,000 at August 31, 1996, despite the $11,375,000 cash outlay for Common Shares purchased during the first quarter.

Cash flows provided by operating activities were $37,088,000 for the first three months of fiscal 1997 compared to $5,626,000 in 1996. The primary sources of 1997 cash flows from operating activities were net income and an increase in accrued income taxes. Accrued income taxes increase in the first quarter because there is no federal tax estimate due in the first quarter.

Cash flows provided by (used in) investing activities were $(6,302,000) for the first three months of fiscal 1997 compared to $21,966,000 in 1996. The primary source of cash flows from investing activities were sales and maturities of marketable securities offset by purchases of marketable securities, purchases of capital equipment and a business acquisition (See
Note 5 of the Notes to Consolidated Financial Statements).

Cash flows used in financing activities were $8,574,000 for the first three months of fiscal 1997 compared to $10,179,000 in 1996. The primary use of cash flows from financing activities was the purchase of the Company's Common Shares as part of the Common Share Repurchase Program. In June 1996, the Company's Board of Directors authorized the purchase of up to 4,000,000 Common Shares of the Company in open market or privately negotiated transactions through the close of business on June
23, 1997. During the first quarter, the Company purchased 747,180 Common Shares at an aggregate cost of $11,375,000.
Future purchases, if any, will be dependent on market conditions.

In September 1996, the Company's Board of Directors declared the
Company's first ever cash dividend of ten cents ($.10) per share to shareholders of record at the close of business on October
25, 1996.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including the payment of dividends, the Common Share Repurchase Program, the Tronzo litigation, capital expenditures and research and development costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1995

Net sales increased 8% to $137,178,000 for the three month period ended August 31, 1996, from $127,227,000 for the same period last year. Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season. The Company's U.S.-based revenue increased 5% to $100,898,000 during the first three months, while foreign sales increased 15% to $36,280,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first three months. Biomet's worldwide reconstructive device sales during the first three months of fiscal 1997 were $82,753,000, representing a 10% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the Alliance Hip System. Sales of EBI's products were $27,965,000 for the first three months of fiscal 1997, representing a 2% increase as compared to the same period in 1996. The decline in the rate of growth in EBI's external fixation sales over the prior four quarters reflects the expiration of EBI's exclusive right to distribute Orthofix brand external fixation devices in the United States in June 1995, at which time Orthofix, Inc. began the direct sale of those products. EBI has continued to liquidate its inventory of Orthofix products and, in late 1995, introduced the Dynafix line of external fixation devices. The Dynafix products have found wide market acceptance, with the result that total external fixation sales continue to increase. The Company's
"other products" revenues totaled $26,460,000, representing a 6% increase over the first three months of fiscal year 1996, primarily as a result of increased sales of Lorenz and fixation products.

Cost of sales remained constant as a percentage of net sales at
32.4% for the first three months.   Selling, general and
administrative expenses decreased as a percentage of net sales to 36.4%, compared to 39.8% (37.8% after deducting for the following two items) for the first three months of last year. Last year's general and administrative expenses included $1.6 million related to the Ramos judgment and $1.0 million in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. This reduction is principally the result of the consolidation of the operations of Kirschner offset by increased legal expenses. The increase in research and development expenditures during the first three months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 25% from $29,154,000 for the first three months of fiscal 1996, to $36,343,000 for the first three months of fiscal 1997, corresponding to the increase in net sales. Other income decreased $1,445,000 for the first three months of fiscal year 1997 compared to the prior year's first three months. Last year's other income included a gain of $2,500,000 which was realized on the sale of the Company's holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger offset by interest expense of $400,000 related to the Ramos judgment. The effective income tax rate increased to 37.8% for the current period compared to 37.0% for the same period in fiscal 1996.

These factors resulted in a 16% increase in net income to $24,087,000 from $20,749,000 for the first three months of fiscal 1997 as compared to the same period in fiscal 1996 . Earnings per share increased 17%, from $.18 to $.21 for the periods presented.

OTHER SIGNIFICANT EVENTS.

Based on the information and advice currently available to it, management believes that the Company has adequate accruals to cover legal costs and estimated loss exposure, if any, with respect to the Tronzo litigation (see Note 6 of Notes to Consolidated Financial Statements), and that the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred thereto.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 27, 1996. At the Annual Meeting:

1.	The following persons were elected as Directors of the
Company for a three-year term expiring in 1999.

                                                             	Abstentions and
Name                     Votes For       Votes Withheld       Broker Non-Votes

C. Scott Harrison, M.D.  102,629,211     644,530              None
Niles L. Noblitt         103,296,655     622,065              None
Kenneth V. Miller        103,331,674     632,380              None
L. Gene Tanner           102,852,452     649,706              None
Marilyn Tucker Quayle    102,438,393     711,641              None

The following officers will continue in office until their term expires at the 1997 Annual Meeting of Shareholders: Dane A. Miller; Jerry L. Ferguson; Thomas
F. Kearns, Jr.; and Daniel P. Hann.

The following officers will continue in office until their term expires at the 1998 Annual Meeting of Shareholders: M. Ray Harroff; Jerry L. Miller; Charles
E. Niemier; and Ronald R. Fisher.

2.	The selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ending May 31, 1996 was ratified by the shareholders, as follows:

     Votes For                             104,037,471
     Votes Against                             179,281
     Abstentions and Broker Non-Votes          284,757

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE: 10/15/96                       BY: /s/  GREGORY D. HARTMAN
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