Form 10-Q
period 1996-11-30
BIOMET INC
filed 1997-01-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1996.

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

Common Shares - No Par Value                                 114,417,695 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             114,417,695 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1996 and May 31, 1996
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                    1996            1996
                                                ------------       -------
Current assets:
  Cash and cash equivalents                      $ 112,469        $ 106,068
  Marketable securities                             31,634           30,834
  Accounts and notes receivable, net               160,514          154,055
  Inventories                                      153,119          151,465
  Prepaid expenses and other                        27,358           20,494
                                                   -------          -------
      Total current assets                         485,094          462,916
                                                   -------          -------
Property, plant and equipment, at cost             144,350          132,697
    Less, Accumulated depreciation                  58,558           52,533
                                                   -------          -------
      Property, plant and equipment, net            85,792           80,164
                                                   -------          -------
Marketable securities                               27,074           31,159
Intangible assets, net                               6,675            7,665
Excess acquisition cost over fair value
  of acquired net assets, net                       20,549           14,947
Other assets                                         2,546            1,618
                                                   -------          -------
Total assets                                     $ 627,730        $ 598,469
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1996 and May 31, 1996
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                     1996     	      1996
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   4,575        $   3,358
  Accounts payable                                   14,486           16,667
  Accrued income taxes                               17,132           11,295
  Accrued wages and commissions                      10,727           11,460
  Other accrued expenses                             22,257           19,319
                                                    -------          -------
     Total current liabilities                       69,177           62,099

Long-term liabilities:
  Deferred federal income taxes                       3,609            1,509
  Other liabilities                                     543              791
                                                    -------          -------
     Total liabilities                               73,329           64,399
                                                    -------          -------
Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      74,876           68,376
  Additional paid-in capital                         14,403           14,410
  Retained earnings                                 464,614          458,193
  Net unrealized appreciation of
    certain equity securities                         1,770              584
  Cumulative translation adjustment                  (1,262)          (7,493)
                                                    -------          -------
     Total shareholders' equity                     554,401          534,070
                                                    -------          -------
Total liabilities and shareholders' equity        $ 627,730        $ 598,469
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1996 and 1995 (in thousands, except earnings per share)

                                    Six Months Ended       Three Months Ended
                                      November 30,            November 30,
                                    ----------------       ------------------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----

Net sales                         $281,187    $260,273    $144,009    $133,046

Cost of sales                       90,833      84,829      46,405      43,550
                                   -------     -------     -------     -------
  Gross profit                     190,354     175,444      97,604      89,496

Selling, general and
  administrative expenses          101,990      99,498      52,101      48,901
Research and development expense    12,579      12,049       6,061       5,852
                                   -------     -------     -------     -------
  Operating income                  75,785      63,897      39,442      34,743

Other income, net                    4,504       5,599       2,153       1,803
                                   -------     -------     -------     -------
  Income before income taxes        80,289      69,496      41,595      36,546

Provision for income taxes          30,017      26,012      15,410      13,811
                                   -------     -------     -------     -------
  Net income                      $ 50,272    $ 43,484    $ 26,185    $ 22,735
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented              $ .44       $ .38       $ .23       $ .20
                                      ====        ====        ====        ====
Weighted average number of shares  115,349     115,303     114,962     115,353
                                   =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1996 and 1995
(in thousands)

                                                          1996          1995
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 50,272      $ 43,484
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         5,892         5,997
      Amortization                                         4,524         4,115
      Gain on sale of marketable securities, net            (108)       (2,824)
      Changes in current assets and current liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (1,708)       (7,630)
        Inventories                                        3,535        (9,240)
        Prepaid expenses and other                        (3,829)       (1,662)
        Accounts payable                                  (4,716)       (9,648)
        Accrued income taxes                               2,594         2,659
        Accrued wages and commissions                       (722)       (2,294)
        Other accrued expenses                               872          (372)
                                                         -------        ------
        Net cash from operating activities                56,606        22,585
                                                         -------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sales and maturities of
    marketable securities                                 16,836        47,087
  Purchases of marketable securities                     (12,121)       (8,984)
  Capital expenditures                                    (8,715)       (5,877)
  Business acquisition, net of cash acquired              (4,667)           --
  Increase in other assets                                (2,859)       (2,399)
  Other                                                     (239)         (952)
                                                         -------        ------
        Net cash from (used in) investing activities     (11,765)       28,875
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings             1,200          (581)
  Issuance of common shares                                4,436           507
  Purchase of common shares                              (33,875)      (10,406)
  Cash dividend paid                                     (11,476)           --
                                                         -------        ------
        Net cash used in financing activities            (39,715)      (10,480)
                                                         -------        ------
Effect of exchange rate changes on cash                    1,275          (968)
                                                         -------        ------
Increase in cash and cash equivalents                      6,401        40,012
Cash and cash equivalents, beginning of year             106,068        34,091
                                                         -------        ------
Cash and cash equivalents, end of period                $112,469      $ 74,103
                                                         =======        ======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly-owned subsidiaries (individual and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1996.

The accompanying consolidated balance sheet at May 31, 1996, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at November 30, 1996 and May 31, 1996 are as  follows:

                             November 30,      May 31,
                                1996            1996
                             ------------      -------
                                    (in thousands)

    Raw materials              $ 22,748       $ 19,643
    Work in process              17,420         15,677
    Finished goods               66,681         71,974
    Consigned inventory          46,270         44,171
                                -------        -------
                               $153,119       $151,465
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 1996, the Company issued 343,212 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,080,000, issued 177,461 Common Shares for proceeds aggregrating $2,356,000, issued 200,385 Common Shares in connection with a business acquisition (See Note 5) and purchased 2,129,747 outstanding Common Shares for $33,875,000.

NOTE 5:     ACQUISITIONS.

On August 1, 1996, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of 200,385 Common Shares of the Company, $4.7 million cash and $3.8 million of assumed liabilities. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $6.8 million. The acquisition has been accounted for using the purchase method of accounting. Pro forma consolidated results of operations are not presented as the amounts are not materially different from the Company's historical results.

NOTE 6:     CONTINGENCIES.

In August 1996 the United States District Court for the Southern District of Florida entered a judgment on certain state law claims of Raymond G. Tronzo that were the subject of a previous jury verdict of approximately $55 million against the Company. The judgment awarded Tronzo damages of approximately $33.7 million, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. In November 1996, the trial court upheld the jury's findings that the Tronzo patent is both valid and infringed and awarded Tronzo approximately $6.3 million for patent infringement, including prejudgment interest and a 50% enhancement of the jury verdict based upon willfulness. The trial court also reduced the award of prejudgment interest on the state law claims by approximately $3.5 million.
Accordingly, the total damages assessed against the Company as a result of the trial court's final judgments on the patent and state law claims is approximately $36.5 million which the Company has appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"). The trial court also entered an injunction prohibiting the Company from the future manufacture and sale of the finned version of the Mallory/Head acetabular cup in the United States, but stayed that injunction pending disposition of the Company's motion before the Federal Circuit to stay the injunction until the conclusion of the appeal. The Mallory/Head finned acetabular cup accounts for a relatively small portion of the total sales of Biomet's Mallory/Head System, and represents less than 1% of the Company's annual sales.

The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. Based on information and advice currently available, management believes the Company has adequate accruals to cover the legal costs and estimated loss exposure, if any, with respect to this matter, and the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1996

The Company's cash and investments increased $3,116,000 to $171,177,000 at November 30, 1996, despite the $33,875,000 and
$11,476,000 cash outlays for Common Shares purchases and the dividend paid during the first six months.

Cash flows provided by operating activities were $56,606,000 for the first six months of fiscal 1997 compared to $22,585,000 for the same period in fiscal 1996. Net income plus depreciation and amortization were the principal sources of cash from operating activities.

Cash flows provided by (used in) investing activities were $(11,765,000) for the first six months of fiscal 1997 compared to $28,875,000 for the comparable period in fiscal 1996. The primary uses of cash flows from investing activities were purchases of marketable securities, purchases of capital equipment and a business acquisition (See Note 5 of the Notes to Consolidated Financial Statements) offset by the proceeds from sales and maturities of marketable securities.

Cash flows used in financing activities were $39,715,000 for the first six months of fiscal 1997 compared to $10,480,000 for the first six months of fiscal 1996. The primary uses of cash flows from financing activities were the payment of a cash dividend and purchases of the Company's Common Shares as part of the Common Share Repurchase Program. In June 1996, the Company's Board of Directors authorized the purchase of up to 4,000,000 Common Shares of the Company in open market or privately negotiated transactions through the close of business on June 23, 1997. During the first six months, the Company purchased 2,129,747 Common Shares at an aggregate cost of $33,875,000. Future purchases, if any, will be dependent on market conditions. In September 1996, the Company's Board of Directors declared the Company's first ever cash dividend of ten cents ($.10) per share to shareholders of record at the close of business on October 25, 1996.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including the Common Share Repurchase Program, capital expenditures, research and development costs and the ultimate liabilities, if any, resulting from the Tronzo litigation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1995

Net sales increased 8% to $281,187,000 for the six-month period ended November 30, 1996, from $260,273,000 for the same period last year. The Company's U.S.-based revenue increased 6% to $208,399,000 during the first six months, while foreign sales increased 13% to $72,788,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first six months. Biomet's worldwide reconstructive device sales during the first six months of fiscal 1997 were $170,285,000, representing an 8% increase compared to the first six months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the Alliance Hip System. Sales of EBI's products were $56,307,000 for the first six months of fiscal 1997, representing a 5% increase as compared to the same period in 1996. The Company's "other products" revenues totaled $54,595,000, representing a 10% increase over the first six months of fiscal year 1996, primarily as a result of increased sales of Lorenz and fixation products.

Cost of sales decreased as a percentage of net sales to 32.3% for the first six months of 1997 compared to 32.6% for the same period last year. Selling, general and administrative expenses decreased as a percentage of net sales to 36.3%, compared to 38.2% (37.2% after deducting for the following two items) for the first six months of last year. Last year's general and administrative expenses included $1.6 million related to the Ramos judgment and $1.0 million in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. This reduction is principally the result of the consolidation of the operations of Kirschner, offset by increased legal expenses. The increase in research and development expenditures during the first six months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 19% from $63,897,000 for the first six months of fiscal 1996, to $75,785,000 for the first six months of fiscal 1997, corresponding to the increase in net sales. Other income decreased $1,095,000 for the first six months of fiscal year 1997 compared to the prior year's first six months. Last year's other income included a gain of $2,500,000 which was realized on the sale of the Company's holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger offset by interest expense of $400,000 related to the Ramos judgment. The effective income tax rate remained the same at 37.4% for the six-month periods.

These factors resulted in a 16% increase in net income to $50,272,000 from $43,484,000 for the first six months of fiscal 1997 as compared to the same period in fiscal 1996 . Earnings per share increased 16%, from $.38 to $.44 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1995

Net sales increased 8% to $144,009,000 for the second quarter of fiscal year 1997, as compared to $133,046,000 for the same period last year. Operating income rose 14% from $34,743,000 for the second quarter of fiscal 1996, to $39,442,000 for the second quarter of fiscal 1997. During the second quarter, net income increased 15% to $26,185,000 as compared to $22,735,000 for the same period last year. Earnings per share increased 15% from $.20 per share for the second quarter of fiscal 1996, to $.23 per share for the same period of fiscal 1997. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

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

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In August 1996 the United States District Court for the Southern District of Florida entered a judgment on certain state law claims of Raymond G. Tronzo that were the subject of a previous jury verdict of approximately $55 million against the Company. The judgment awarded Tronzo damages of approximately $33.7 million, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. In November 1996, the trial court upheld the jury's findings that the Tronzo patent is both valid and infringed and awarded Tronzo approximately $6.3 million for patent infringement, including prejudgment interest and a 50% enhancement of the jury verdict based upon willfulness. The trial court also reduced the award of prejudgment interest on the state law claims by approximately $3.5 million.
Accordingly, the total damages assessed against the Company as a result of the trial court's final judgments on the patent and state law claims is approximately $36.5 million which the Company has appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"). The trial court also entered an injunction prohibiting the Company from the future manufacture and sale of the finned version of the Mallory/Head acetabular cup in the United States, but stayed that injunction pending disposition of the Company's motion before the Federal Circuit to stay the injunction until the conclusion of the appeal. The Mallory/Head finned acetabular cup accounts for a relatively small portion of the total sales of Biomet's Mallory/Head System, and represents less than 1% of the Company's annual sales.

The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. Based on information and advice currently available, management believes the Company has adequate accruals to cover the legal costs and estimated loss exposure, if any, with respect to this matter, and the Company's cash and cash equivalents are more than adequate to address the payment of any loss that may ultimately be incurred.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  1/14/97                       BY: /s/  GREGORY D. HARTMAN
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