Form 10-Q
period 1997-02-28
BIOMET INC
filed 1997-04-04
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1997.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997:

Common Shares - No Par Value                                 111,248,783 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             111,248,783 Rights
(Class)                                                      (Number of Shares)


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1997 and May 31, 1996
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                    1997            1996
                                                ------------       -------
Current assets:
  Cash and cash equivalents                      $  97,125        $ 106,068
  Marketable securities                             21,421           30,834
  Accounts and notes receivable, net               158,652          154,055
  Inventories                                      151,909          151,465
  Prepaid expenses and other                        26,514           20,494
                                                   -------          -------
      Total current assets                         455,621          462,916
                                                   -------          -------
Property, plant and equipment, at cost             144,805          132,697
    Less, Accumulated depreciation                  59,715           52,533
                                                   -------          -------
      Property, plant and equipment, net            85,090           80,164
                                                   -------          -------
Marketable securities                               25,888           31,159
Intangible assets, net                               6,183            7,665
Excess acquisition cost over fair value
  of acquired net assets, net                       20,003           14,947
Other assets                                         2,523            1,618
                                                   -------          -------
Total assets                                     $ 595,308        $ 598,469
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1997 and May 31, 1996
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,       May 31,
                                                     1997     	      1996
                                                 ------------       -------
Current liabilities:
  Short-term borrowings                           $   4,309        $   3,358
  Accounts payable                                   13,952           16,667
  Accrued income taxes                                7,639           11,295
  Accrued wages and commissions                      11,425           11,460
  Other accrued expenses                             23,686           19,319
                                                    -------          -------
     Total current liabilities                       61,011           62,099

Long-term liabilities:
  Deferred federal income taxes                       3,609            1,509
  Other liabilities                                     490              791
                                                    -------          -------
     Total liabilities                               65,110           64,399
                                                    -------          -------
Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      73,143           68,376
  Additional paid-in capital                         14,371           14,410
  Retained earnings                                 444,350          458,193
  Net unrealized appreciation of
    certain equity securities                         1,663              584
  Cumulative translation adjustment                  (3,329)          (7,493)
                                                    -------          -------
     Total shareholders' equity                     530,198          534,070
                                                    -------          -------
Total liabilities and shareholders' equity        $ 595,308        $ 598,469
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 1997 and 1996 (in thousands, except per share amounts)

                                   Nine Months Ended       Three Months Ended
                                      February 28,            February 28,
                                   -----------------       ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Net sales                         $427,351    $393,742    $146,164    $133,469

Cost of sales                      137,692     128,702      46,859      43,873
                                   -------     -------     -------     -------
  Gross profit                     289,659     265,040      99,305      89,596

Selling, general and
  administrative expenses          154,900     148,063      52,910      48,565
Research and development expense    17,907      17,687       5,328       5,638
                                   -------     -------     -------     -------
  Operating income                 116,852      99,290      41,067      35,393

Other income, net                    6,858       7,403       2,354       1,804
                                   -------     -------     -------     -------
  Income before income taxes       123,710     106,693      43,421      37,197

Provision for income taxes          46,159      39,716      16,142      13,704
                                   -------     -------     -------     -------
  Net income                      $ 77,551    $ 66,977    $ 27,279    $ 23,493
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented              $ .68       $ .58       $ .24       $ .20
                                      ====        ====        ====        ====
Weighted average number of shares  114,637     115,386     113,190     115,500
                                   =======     =======     =======     =======

Cash dividends per common share      $ .10       $  --       $  --       $  --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1997 and 1996
(in thousands)

                                                          1997          1996
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 77,551      $ 66,977
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         8,316         8,850
      Amortization                                         5,761         5,912
      Gain on sale of marketable securities, net            (266)       (2,947)
      Changes in current assets and current liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (1,605)      (16,927)
        Inventories                                        2,171        (7,842)
        Prepaid expenses and other                        (5,811)         (999)
        Accounts payable                                  (4,758)      (14,675)
        Accrued income taxes                              (3,760)       (3,881)
        Accrued wages and commissions                         67        (1,785)
        Other accrued expenses                             2,669          (823)
                                                         -------        ------
        Net cash from operating activities                80,335        31,860
                                                         -------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sales and maturities of
    marketable securities                                 34,528        58,368
  Purchases of marketable securities                     (18,293)      (20,178)
  Capital expenditures                                   (11,255)       (9,406)
  Business acquisition, net of cash acquired              (4,667)           --
  Increase in other assets                                (3,062)       (1,568)
  Other                                                     (280)         (772)
                                                         -------        ------
        Net cash from (used in) investing activities      (3,029)       26,444
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings             1,281          (627)
  Issuance of common shares                                4,822         1,156
  Purchase of common shares                              (83,743)      (10,406)
  Cash dividend paid                                     (11,476)           --
                                                         -------        ------
        Net cash (used in) financing activities          (89,116)       (9,877)
                                                         -------        ------
Effect of exchange rate changes on cash                    2,867        (2,132)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          (8,943)       46,295
Cash and cash equivalents, beginning of year             106,068        34,091
                                                         -------        ------
Cash and cash equivalents, end of period                $ 97,125      $ 80,386
                                                         =======        ======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly-owned subsidiaries (individual and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1996.

The accompanying consolidated balance sheet at May 31, 1996, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at February 28, 1997 and May 31, 1996 are as  follows:

                             February 28,      May 31,
                                1997            1996
                             ------------      -------
                                    (in thousands)

    Raw materials              $ 19,899       $ 19,643
    Work in process              18,037         15,677
    Finished goods               65,352         71,974
    Consigned inventory          48,621         44,171
                                -------        -------
                               $151,909       $151,465
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 1997, the Company issued 417,894 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,466,000, issued 177,461 Common Shares for proceeds aggregating $2,356,000, issued 200,385 Common Shares in connection with a business acquisition (See Note 5) and purchased 5,373,341 outstanding Common Shares for $83,743,000.

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

NOTE 6:     CONTINGENCIES.

In August 1996 the United States District Court for the Southern
District of Florida entered a judgment on certain state law claims of Raymond G. Tronzo that were the subject of a previous jury verdict of approximately $55 million against the Company.
The judgment awarded Tronzo damages of approximately $33.7
million, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. In November 1996, the trial court upheld the jury's findings that the Tronzo patent is both valid and infringed and awarded Tronzo approximately $6.3 million for patent infringement, including prejudgment interest and a 50% enhancement of the jury verdict based upon willfulness. The trial court also reduced the award of prejudgment interest on the state law claims by approximately $3.5 million.
Accordingly, the total damages assessed against the Company as a result of the trial court's final judgments on the patent and state law claims is approximately $36.5 million which the Company has appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"). The trial court also entered an injunction prohibiting the Company from the future manufacture and sale of the finned version of the Mallory/Head acetabular cup in the United States. In February 1997, the U.S.
Court of Appeals denied the Company's motion to stay this injuction pending the conclusion of the Company's appeal of the trial court's judgement and the injunction became effective. The Mallory/Head finned acetabular cup accounts for a relatively small portion of the total sales of Biomet's Mallory/Head System, and represents less than 1% of the Company's annual sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 1997

Cash outlays during the nine-month period ended February 28, 1997 of $83,743,000 for purchases of the Company's Common Shares per the share repurchase program and $11,476,000 for the cash dividend paid in November 1996 have reduced the Company's cash and investments by $23,627,000 to $144,434,000 at February 28, 1997.

Cash flows provided by operating activities were $80,335,000 for the first nine months of fiscal 1997 compared to $31,860,000 for the same period in fiscal 1996. Net income plus depreciation and amortization, net of changes in current assets and current liabilities, are generally the principal sources of cash from operating activities. During the nine months ended February 28, 1997, the Company was also able to increase operating cash flows by effective management of its working capital. Changes in working capital items decreased operating cash flows by $11.0 million for the nine months ended February 28, 1997 compared to $46.9 for the comparable nine-month period in fiscal 1996.

Cash flows provided by (used in) investing activities were $(3,029,000) for the first nine months of fiscal 1997 compared to $26,444,000 for the comparable period in fiscal 1996. The primary uses of cash flows from investing activities were purchases of marketable securities, purchases of capital equipment and a business acquisition in fiscal 1997 (See Note 5 of the Notes to Consolidated Financial Statements) offset by the proceeds from sales and maturities of marketable securities.

Cash flows used in financing activities were $89,116,000 for the first nine months of fiscal 1997 compared to $9,877,000 for the first nine months of fiscal 1996. The primary uses of cash flows from financing activities were the payment of a cash dividend and purchases of the Company's Common Shares as part of the share repurchase program. In June 1996, the Company's Board of Directors authorized the purchase of up to 4,000,000 Common Shares of the Company in open market or privately negotiated transactions through the close of business on June 23, 1997. These shares were purchased during the first nine months of the current fiscal year for $62,830,000. In January 1997, the Company's Board of Directors authorized the purchase of up to an additional $60,000,000 of the outstanding Common Shares of the Company in open market or privately negotiated transactions through the close of business on January 28, 1998. During this quarter, the Company purchased 1,373,341 Common Shares at an aggregate cost of $20,913,000 under the new authorization. Future purchases, if any, will be dependent on market conditions. In September 1996, the Company's Board of Directors declared the Company's first ever cash dividend of ten cents ($.10) per share to shareholders of record at the close of business on October 25, 1996.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including the share repurchase program, capital expenditures, research and development costs and the ultimate liabilities, if any, resulting from the Tronzo litigation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1996

Net sales increased 9% to $427,351,000 for the nine-month period ended February 28, 1997, from $393,742,000 for the same period last year. The Company's U.S.-based revenue increased 6% to $314,406,000 during the first nine months, while foreign sales increased 15% to $112,945,000. Foreign currency exchange rates did not have a material impact on sales or earnings during the first nine months. Biomet's worldwide reconstructive device sales during the first nine months of fiscal 1997 were $257,488,000, representing an 8% increase compared to the first nine months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the Alliance Hip System. Sales of EBI's products were $85,320,000 for the first nine months of fiscal 1997, representing a 5% increase as compared to the same period in 1996. The Company's "other products" revenues totaled $84,543,000, representing a 13% increase over the first nine months of fiscal year 1996, primarily as a result of increased sales of trauma and fixation products domestically and increased sales of Lorenz, fixation and spinal products internationally.

Cost of sales decreased as a percentage of net sales to 32.2% for the first nine months of 1997 compared to 32.7% for the same period last year. Selling, general and administrative expenses decreased as a percentage of net sales to 36.2%, compared to 37.6% (36.9% after deducting for the following two items) for the first nine months of last year. Last year's general and administrative expenses included $1.6 million related to the Ramos judgment and $1.0 million in connection with the restructuring and consolidation of the operations of Kirschner's reconstructive implant division. This reduction is principally the result of the consolidation of the operations of Kirschner, offset by increased legal expenses. The increase in research and development expenditures during the first nine months reflects Biomet's commitment to remain competitive through technological advancements and to capitalize on future opportunities available within the orthopedic market. Operating income rose 18% from $99,290,000 for the first nine months of fiscal 1996, to $116,852,000 for the first nine months of fiscal 1997, corresponding to the increase in net sales. Other income decreased $545,000 for the first nine months of fiscal year 1997 compared to the prior year's first nine months. Last year's other income included a gain of $2,500,000 which was realized on the sale of the Company's holdings in American Medical Electronics, Inc. in connection with the closing of the Orthofix International NV and American Medical Electronics, Inc. merger offset by interest expense of $400,000 related to the Ramos judgment. The effective income tax rate increased slightly from 37.2% for the first nine months of last year to 37.3% for the same period this year.

These factors resulted in a 16% increase in net income to $77,551,000 from $66,977,000 for the first nine months of fiscal
1997 as compared to the same period in fiscal 1996 . Earnings per share increased 17%, from $.58 to $.68 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1996

Net sales increased 10% to $146,164,000 for the third quarter of fiscal year 1997, as compared to $133,469,000 for the same period last year. Operating income rose 16% from $35,393,000 for the third quarter of fiscal 1996, to $41,067,000 for the third quarter of fiscal 1997. During the third quarter, net income increased 16% to $27,279,000 as compared to $23,493,000 for the same period last year. Earnings per share increased 20% from $.20 per share for the third quarter of fiscal 1996, to $.24 per share for the same period of fiscal 1997. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

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

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In August 1996 the United States District Court for the Southern
District of Florida entered a judgment on certain state law claims of Raymond G. Tronzo that were the subject of a previous jury verdict of approximately $55 million against the Company.
The judgment awarded Tronzo damages of approximately $33.7
million, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest of approximately $6.6 million. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. In November 1996, the trial court upheld the jury's findings that the Tronzo patent is both valid and infringed and awarded Tronzo approximately $6.3 million for patent infringement, including prejudgment interest and a 50% enhancement of the jury verdict based upon willfulness. The trial court also reduced the award of prejudgment interest on the state law claims by approximately $3.5 million.
Accordingly, the total damages assessed against the Company as a result of the trial court's final judgments on the patent and state law claims is approximately $36.5 million which the Company has appealed to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit"). The trial court also entered an injunction prohibiting the Company from the future manufacture and sale of the finned version of the Mallory/Head acetabular cup in the United States. In February 1997, the U.S.
Court of Appeals denied the Company's motion to stay this injunction pending the conclusion of the Company's appeal of the trail court's judgement and the injunction became effective. The Mallory/Head finned acetabular cup accounts for a relatively small portion of the total sales of Biomet's Mallory/Head System, and represents less than 1% of the Company's annual sales.

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


DATE:  4/04/97                       BY: /s/  GREGORY D. HARTMAN
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