Form 10-K
period 1997-05-31
BIOMET INC
filed 1997-08-15
CIK 351346

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended May 31, 1997.

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _________________ to __________________.


                          Commission file No. 0-12515.

                                [BIOMET LOGO]
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
     (Title of class)                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 11, 1997, as reported by the Nasdaq Stock Market, was approximately $2,103,000,000. As of July 11, 1997, there were 111,404,239 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                           PARTS OF FORM 10-K
                                                           INTO WHICH DOCUMENT
               IDENTITY OF DOCUMENT                          IS INCORPORATED
  Proxy Statement with respect to the 1997 Annual
     Meeting of Shareholders of the Registrant                  Part III

================================================================================

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to, statements related to the timing of planned new product introductions, the timing of the implementation of regulatory requirements and related compliance plans, trends in new product regulatory review procedures, the anticipated effects of regulatory matters on product pricing and service offerings of the Company, trends in technology, the future importance of patent protection, the future availability of raw materials and the anticipated adequacy of the Company's capital resources to meet its litigation exposures and the other needs of its business. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants and craniomaxillofacial products and instruments. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than twenty locations worldwide. Biomet markets its products in the United States through independent commissioned sales representatives, in the United Kingdom and Germany primarily through direct factory sales representatives, and in other international markets through both independent and direct factory sales representatives and specialty medical product dealers. Electro-Biology, Inc. ("EBI"), Biomet's principal domestic subsidiary, sells electrical stimulation and external fixation devices through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in more than 100 countries.

Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

The Company's products can be divided into three groups: Reconstructive Products, EBI Products and Other Products. The Company's Reconstructive Products (principally hips, knees and shoulders) and certain of its Other Products (fixation devices, orthopedic support devices and operating room supplies) are designed, manufactured and/or marketed under the Biomet(R), Kirschner(R), and IQL(TM) trade names. Also included in Other Products are craniomaxillofacial products and instruments and general surgical instruments which are marketed under the Walter Lorenz(R) trade name, orthopedic support devices manufactured and marketed under the AOA(R) name, and arthroscopy products manufactured and marketed under the Arthrotek(R) name. Through EBI(R), the Company develops, manufactures and markets non-invasive and implantable electrical bone growth and spinal fusion stimulators and external fixation devices (the "EBI Products"). The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 1997.

                                               YEARS ENDED MAY 31,
                                          (DOLLAR AMOUNTS IN THOUSANDS)

                                  1997              1996              1995

                                    PERCENT           PERCENT           PERCENT
                                NET  OF NET       NET  OF NET       NET  OF NET
                              SALES   SALES     SALES   SALES     SALES   SALES
                              ----- -------     ----- -------     ----- -------
 Reconstructive Products   $352,122     61%  $326,834     61%  $272,643     60%

 EBI Products               114,321     20%   108,627     20%    98,490     22%

 Other Products             113,904     19%    99,698     19%    81,139     18%
                           --------  ------  --------  ------  --------  ------

 Total                     $580,347    100%  $535,159    100%  $452,272    100%
                           ========  ======  ========  ======  ========  ======

RECONSTRUCTIVE PRODUCTS

Reconstructive Products are used to replace joints which have deteriorated as a result of disease (principally arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of one or more manufactured components. The Company's primary reconstructive joints are the hip, knee and shoulder, but it also has the capability of producing other peripheral joints (including the ankle and elbow). The Company also produces the associated instruments required by the orthopedic surgeon to implant the Company's Reconstructive Products.

All femoral hip prostheses produced by the Company consist of a femoral head, neck and stem, which can be cast, forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of head sizes, neck lengths, stem lengths, stem cross-sections and configurations. The Company currently offers several total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone cement to the stem, or in a press-fit configuration, allows the component's use without bone cement.

Since February 1994, Biomet has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act for many of its porous-coated hip components for cementless use. These clearances are specifically for noncemented applications in skeletally mature patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint diseases including osteoarthritis, avascular necrosis, traumatic arthritis, slipped capital epiphysis, fused hip, fracture of the pelvis and diastrophic variant.

Since 1985, one of Biomet's largest selling reconstructive systems has been the Mallory-Head(R) Total Hip System. The Mallory-Head Hip System is designed to meet surgeon's needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

The Mallory-Head revision femoral components provide innovative solutions for difficult revision cases. The long stem revision components feature the primary proximal finned geometry with additional stem lengths to bridge cortical bone defects and to provide increased stability. The head/neck porous revision components feature multiple resection levels to compensate for proximal bone deficiencies. An optional trochanteric bolt or claw provides additional rotational stability and implant fixation. In May 1995, the FDA cleared the Mallory-Head Modular Calcar System for cemented use. This system provides the surgeon with intraoperative flexibility to independently size the proximal and distal femur with the appropriate implant size and shape, even in cases of severe bone deficiency. This is accomplished by using interchangeable modular subcomponents.

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

     The Maxim(R) Complete Knee System incorporates primary, posterior stabilized and revision components with state-of-the-art biomaterials and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has compromised soft tissue and instability. The Company also has developed supporting instrumentation for the implantation of the Maxim Total Knee System components. The Maxim Total Knee System is the Company's largest selling knee system.

The Company's AGC(R) Total Knee System is one of the most clinically successful comprehensive total knee systems in the orthopedic industry. The AGC Total Knee System consists of cobalt chromium alloy femoral components, matching reinforced tibial components and appropriately sized reinforced patella components for patellar resurfacing. AGC components are available either with or without a porous titanium alloy surface designed to enhance the attachment of bone cement to the implant surfaces. The Company, in conjunction with developing surgeons, has also developed surgical techniques and supporting implantation instruments for the AGC and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the knee following the surgical procedure. The Company has expanded its total knee product line to include the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous failure or tumor resections. The Performance(R) Modular Total Knee System provides a full range of implant components designed to meet the wide variety of surgical indications seen in today's total knee patient population.

During fiscal year 1997, the Company received 510(k) clearance for the Bi-Polar Shoulder System. The Bi-Polar humeral head is marketed for use in primary cases of noninflammatory degenerative joint disease, rheumatoid arthritis, correction of severe functional deformity and fracture. The Bi-Polar Shoulder System was introduced to the United States market in February 1997. (See "Government Regulation" section for a general discussion of the regulatory clearance and approval process.)

The Integrated(TM) Shoulder System offers surgeons a wide variety of
reconstructive products.   As part of the Integrated Shoulder System, the
Atlas(R) Modular shoulder prosthesis was introduced during fiscal year 1996 to further augment the surgeon's ability to match the prosthesis to the individual patient. This device incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. Since its introduction in the late 1980s, the Bio-Modular Total Shoulder System has proven to be clinically effective and versatile. This system was designed to simplify the shoulder replacement procedure and surpass the durability and clinical outcome requirements of previous designs.

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

In July 1993, the Company received 510(k) clearance from the United States Food and Drug Administration ("FDA") for hip and knee polyethylene components manufactured according to a patented process and marketed under the trademark, ArCom.(R) ArCom components are machined from uniform compression molded bar stock manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize mechanical and wear properties of the polyethylene bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

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

Reconstructive devices contributing to the Company's sales growth include the Maxim Total Knee System, the Bio-Modular(R) Shoulder System, the Mallory-Head Total Hip System, ArCom polyethylene products and the Alliance family of total hip implants.

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

EBI's Model 1200 Bone Healing System utilizes household current, or a rechargeable power supply, and allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast or the coil can be worn over the skin if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment and for patient compliance history. The Model 1200 Bone Healing System is a light-weight, smaller and easier to use unit, which was designed to encourage patient compliance and enhance clinical success. EBI intends to introduce a newly designed compact version of the Bone Healing System Model 2100 during fiscal year 1998.

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

The invasive electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. EBI's SpF-2, a two lead implantable spinal fusion stimulator, allows EBI to offer orthopedic surgeons the SpF spinal fusion technology for the growing bilateral/lateral procedure market. Another SpF product, the SpF-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF-T provides easier surgical implantation and explantation while increasing patient comfort. EBI's SpF-XL, is designed to address multilevel fusions of 3 to 5 levels. The XL has longer leads and delivers 40 mega amps of output. In fiscal year 1996, the XL line was expanded to include the SpF-XLII which provides the same benefits as the XL, in a two lead configuration. The implantable devices consist of a generator providing a constant direct current to a titanium cathode placed where bone growth is required. Over the years EBI has developed new techniques and device modifications for the SpF product line. These techniques and modifications address the anterior and posterior lumbar interbody fusion market segments.

During fiscal year 1996, EBI launched its own external fixation system, the EBI X FIX(TM) DynaFix(R) System. Market acceptance of the EBI X FIX DynaFix System has been extremely positive, and it is currently the leading external fixation system in the United States. During fiscal year 1998, EBI plans to introduce product extensions of the DynaFix System.

EBI began distribution of its line of controlled cold therapy units during fiscal year 1996. EBIce(TM), the first disposable and portable controlled cold therapy product offered by the Company, is used to aid in the reduction of postoperative pain, edema and blood loss. EBIce is receiving strong market acceptance in the estimated $25 million domestic cold therapy products market.

At the end of fiscal year 1997, EBI introduced for limited introduction in the United States, a new spinal hardware system called SpineLink,(TM) a universal spine system that addresses many of the inherent drawbacks of traditional rod and plate systems. With the SpineLink system, each spine segment is addressed individually for intrasegmental control. Through the use of a modular link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy.

EBI plans to introduce the SynthoCast(R) HP high performance casting tape during fiscal year 1998. This casting material is lighter, stronger and more comfortable than conventional plaster products. The SynthoCast tape offers pre-cut splints on a roll which saves time, controls waste and improves the convenience for the patient and physician.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including fixation devices, orthopedic support devices, operating room supplies, arthroscopy products and craniomaxillofacial products. AOA, a division of EBI, manufactures and distributes its own extensive line of orthopedic support products. Arthrotek manufactures and markets a line of arthroscopy products. Walter Lorenz Surgical, Inc. ("Lorenz Surgical") manufactures and markets the craniomaxillofacial product line and the LactoSorb(R) Resorbable Craniomaxillofacial Fixation System.

The Indiana Tome(TM) Carpal Tunnel Release System is an innovation in carpal tunnel release. This patented system combines the best aspects of both the minimally invasive endoscopic approach and the traditional open procedure. Clinical investigation began on this system in November 1992 with full market release during fiscal year 1997.

     FIXATION DEVICES. The Company's fixation devices include internal bone fixation devices such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. These implants are intended as aids to healing and may be removed when healing is completed; they are not intended to replace normal body structures.

The Uniflex(R) Nailing System, which is the Company's largest selling internal fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) small bone locking nail and the Vector(R) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. The Biomet(R) Retrograde Femoral Nail is a clinical option for femoral fractures that occur below mid-shaft. The Retrograde Femoral Nail completes the Company's line of nailing systems by allowing for the treatment of distal femoral fractures.

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

AOA's line of orthopedic support devices includes traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. In addition to these products, AOA manufactures and distributes a variety of casting products for use in the application and removal of orthopedic casts and splints. Included in these products are both synthetic casting tape and synthetic splints fabricated using an advanced fiberglass/polyester substrate material impregnated with a polymer resulting in casting and splinting products that are lightweight, high strength and available in a variety of colors.

     OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters, glove liners and drapes. The Redi-Vacette(R) Closed Wound Suction System provides post-operative wound suction drainage following orthopedic and nonorthopedic surgical procedures. The Redi-Flow(R) Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation and saves operating room time by reducing suction clogs in surgical procedures. The Redi-Drape(R) protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

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

     ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors and procedure-specific instruments and implants. Arthrotek's principal products consist of the Harpoon(R) Soft Tissue Anchor System, the IES(R) 1000 System, the PowerPump(R) 800, the Tunneloc(TM) ACL Fixation System and manual instruments featuring the Ellipticut(R) and BackBiter(R) instruments. The IES 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump 800 provides the ability for surgeons to independently control flow and pressure and use the pump in conjunction with other arthroscopy shaver systems. The Tunneloc System was augmented with the Bone Mulch(TM) Screw, which received 510(k) clearance from the FDA during fiscal year 1995 and was released in fiscal year 1996. Also released during fiscal year 1996 was the One Step(TM) ACL Guide System, a patented design for use in anterior cruciate ligament reconstruction.

     CRANIOMAXILLOFACIAL PRODUCTS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its Lorenz Surgical subsidiary headquartered in Jacksonville, Florida. Craniomaxillofacial surgical instruments, exodontia instruments, Hard Tissue Replacement Polymer Facial Implants and custom craniofacial implants, as well as electric powered surgical drills and saws for use in craniomaxillofacial and small bone surgery are among the products offered by Lorenz Surgical. Lorenz Surgical manufactures and markets resorbable plate and screw systems for craniomaxillofacial surgery in the United States, the European community, the Pacific Rim, Canada, South America and South Africa.

The introduction of the LactoSorb System, the first resorbable craniomaxillofacial fixation system available on the market, has increased access into certain niche markets previously dominated by the competition. The LactoSorb Craniomaxillofacial Fixation System is a copolymer of poly-l-lactic acid and polyglycolic acid. The LactoSorb System is comparable in strength to titanium plating systems and is completely resorbed within nine to fifteen months after implantation. The initial market response for the LactoSorb System has been positive, especially in pediatric and craniofacial reconstruction cases.


Soft-Ice(R) is a registered trademark of Polar Products, Inc. Active Ankle(R) is a registered trademark of Active Ankle, Inc.

PRODUCT DEVELOPMENT

For the years ended May 31, 1997, 1996 and 1995, the Company expended approximately $23,201,000, $24,054,000 and $21,770,000, respectively, on research and development. It is expected that research and development expenses will increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, fixation products, arthroscopy products and resorbable technology.

The Company's research and development efforts contributed to the introduction in fiscal year 1997 of the following products: Mallory Head Radial(TM) Acetabular Cup, Bi-Polar Shoulder, AGC HPS Knee, Tri-Spiked Acetabular Cup, and the introduction of the TRAC(TM) Knee System in Europe.

EBI conducts a program of research and development intended to maintain its proprietary position and to expand the range of conditions treatable with its electrical stimulation products. This program includes clinical investigations and funding of basic research to study cells and simple biological systems. Typically, EBI receives proprietary rights with respect to the data developed as the result of research it sponsors.

In July 1991, the Company and United States Surgical Corporation ("U.S. Surgical") entered into a cooperative effort to develop and market a line of state-of-the-art bioresorbable orthopedic and oral-maxillofacial implants. On March 15, 1996, that effort was terminated by a mutual agreement under the terms of which each of the parties retains the right to pursue the technologies developed during their joint efforts. The Company and U.S. Surgical have agreed not to sell products that incorporate the type of resorbable materials used during the cooperative effort in the orthopedic and oral-maxillofacial markets, respectively, until March 15, 1999.

GOVERNMENT REGULATION

The development, testing, marketing and manufacture of medical devices - such as arthroscopy, reconstructive and electrical stimulation products and internal fixation devices - are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

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

The Company's reconstructive and trauma products are regulated as Class II or Class III medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may be placed into Class III by the FDA. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 30 months of the Class III determination.

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

The Safe Medical Device Act of 1990 (the "Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The Act is the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The Act gives the FDA expanded emergency recall authority, requires that a summary be made available of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of Good Manufacturing Practices. The Act also grants the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health. Management does not believe the Act has had a material adverse effect on the Company or its operations.

The Company is currently positioning itself for the changing international regulatory environment. "ISO 9000" is an internationally recognized set of guidelines that are aimed at ensuring the manufacture of quality products. A company that passes an ISO audit becomes internationally recognized as being well-run and functioning under a quality system. Thirty countries recognize ISO 9000 for medical products. ISO 9000 certified companies are able to sell their products in these countries without the added burden of individual country regulations. Although not required until 1998, the Company has taken the first steps in obtaining this registration. The Company's facilities located in Warsaw, IN, Parsippany, NJ, Fairlawn, NJ, Jacksonville, FL, and Guaynabo, Puerto Rico, U.S.A.; Bridgend, South Wales and Swindon, England, United Kingdom; Berlin, Germany; and Valencia, Spain have passed this audit and are registered. EBI has established itself in the international market through product registration. The Company's other facilities are preparing for their certification audits in fiscal year 1998.


SALES AND MARKETING

Biomet products are distributed in the United States through approximately 350 independent commissioned sales representatives ("distributors") and sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. Some of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

EBI's products and AOA's products are distributed in the United States through EBI's wholly-owned subsidiary, EBI Medical Systems, Inc. ("EBIMS"), a Delaware corporation with offices in Parsippany, New Jersey. EBIMS maintains a direct sales force of over 200 people which operates in assigned territories throughout the United States. Internationally, EBI and AOA products are distributed through a growing distribution network in Central and South America, Canada, Asia and Europe.

Lorenz Surgical products are distributed in the United States through approximately 75 independent commissioned sales representatives and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas. Additionally, Lorenz Surgical supplies a full-line of surgical hand-held instruments for sale through the Biomet distributor network. Lorenz Surgical products are marketed internationally through a growing network of distributors and factory sales representatives throughout Europe, Asia, Africa, Canada, and Central and South America.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons.

The Company's customers are the hospitals, surgeons, other physicians and healthcare providers who employ its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers as well as the Company's ability to design and manufacture products which will meet the physicians' technical requirements at a competitive price.

The Company's products are marketed internationally primarily through direct factory sales representatives in the United Kingdom, Italy, France, Holland, Spain, Poland, Germany, Belgium, New Zealand, and Australia and through both independent and direct factory sales representatives and specialty medical product dealers in other international markets. The Company's products are distributed in approximately 100 countries worldwide.

For the fiscal years ended May 31, 1997, 1996 and 1995, the Company's foreign sales were approximately $154,825,000, $138,452,000, and $108,461,000, respectively, or 27%, 26%, and 24% of net sales, respectively. Additional data concerning operating income and identifiable assets by geographic areas are set forth in Note J of the Notes to Consolidated Financial Statements included in
Item 8 of this Report.

The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in the United Kingdom, Italy, France, Holland, Spain, Poland, Germany, Belgium, New Zealand and Australia. As of May 31, 1997, inventory of approximately $49,027,000 was consigned to these distributors, salespersons and hospitals.

Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRG"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Prospective Payment Assessment
Commission acts for Congress in evaluating, redefining and      adjusting DRGs
to encompass technology changes and efficiencies experienced by hospitals. Biomet products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures) and DRG 210 (Hip and Femur Procedures). The 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business, however, the future impact of these amendments can not be estimated at the present time.

During fiscal year 1997, Biomet created the National Orthopaedic Alliance
(NOA). NOA's mission is to provide management services and managed care related products, programs and services to orthopaedic surgeons for the purpose of assisting them in maintaining the value, control and independence of their medical practices. NOA is the result of merging the programs, services and staff of the Health Care Initiatives (HCI) and Biomet Professional Services departments. Under the direction of NOA, HCI will continue to provide an array of "value added" programs and services to assist Biomet's customers in addressing today's highly competitive health care environment. NOA plans to further enhance these programs and create new programs to increase the resources available to the Company's distributors and customers

COMPETITION

The business of the Company is highly competitive. Approximately seven other manufacturers offer orthopedic implant products which compete with Biomet products. Major companies in this industry include Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; DePuy, Inc.; Smith & Nephew, Inc.; Osteonics, Inc., a subsidiary of Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Intermedics Orthopedics, Inc., a division of Sulzermedica. Management believes these seven companies, together with Biomet, have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily on the basis of service and product design, although price competition has become increasingly important in recent years as the orthopedic industry matures and as providers have become more concerned with health care costs. At the present time, price is a factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies and is increasingly becoming a factor in the sale of reconstructive devices. In addition, health care providers increasingly limit the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. In recent years the Company has experienced pricing pressure for its products, however, the Company believes that the pricing environment is beginning to stabilize and we foresee an environment that will once again focus on quality of care. Biomet believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace. As discussed above, NOA's programs are intended to enhance the Company's offerings of products and services.

EBI's electrical stimulation products compete with conventional surgical procedures and non-invasive electrical stimulation devices manufactured by others. EBI has the predominant share of the bone growth stimulation market. Other companies offering products in the electrical stimulation market include Orthofix, Inc., (formerly American Medical Electronics, Inc.) a subsidiary of Orthofix International N.V.; Biolectron, Inc.; OrthoLogic Corp. and Exogen, Inc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance. EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitor in the external fixation market is Orthofix, Inc., see "Item 3. - Legal Proceedings."

Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of Bristol-Myers Squibb Company; Stryker Corporation; Smith and Nephew Endoscopy, a division of Smith & Nephew Ltd.; Arthrex, Inc.; Olympus; Richard Wolf and Karl Storz.

The Company's fixation product lines compete with those of ACE Orthopedics, a division of DePuy, Inc.; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd. and Synthes USA.

Lorenz Surgical primarily competes in the surgical instrumentation and craniomaxillofacial markets. Its competitors include Synthes USA;
Howmedica-Leibinger, a subsidiary of Pfizer, Inc.; ACE Surgical Supply Company, Inc. KLS-Martin, L.P. and Hu-Friedy Dental.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of Biomet products are principally nonferrous metallic alloys, stainless steel, polyethylene powder and fabrics. With the exception of cobalt alloy and polyethylene powder, none of Biomet's raw material requirements are limited to any material extent by critical supply or single origins. Biomet purchases its cobalt alloy from two outside suppliers and is aware of at least three additional suppliers of cobalt alloy. With respect to polyethylene powder, suppliers of this material have become increasingly concerned because of perceived product liability exposures in the medical device industry. However, based upon Biomet's present relationship with such suppliers, a material shortage of polyethylene powder is not anticipated in the foreseeable future. EBI purchases all components of its electrical stimulators from approximately 250 outside suppliers, approximately 15 of whom are the single source of supply for their particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

As of May 31, 1997, the Company's domestic operations (including Puerto Rico) employed approximately 1,800 persons, of whom approximately 1050 were engaged in production and approximately 750 in sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employed approximately 750 persons, of whom approximately 420 were engaged in production and approximately 330 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales, facility are organized. Employees working at the Berlin, Germany facility are represented by a statutory Workers' Council which negotiates labor hours and termination rights. The Workers' Council does not represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides excellent access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, Spain, and Germany, also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

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

Biomet, EBI, W. Lorenz, KIRSCHNER, AOA, IQL and Arthrotek are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.

ITEM 2.  PROPERTIES.

The Company has the following properties:

FACILITY                                                  LOCATION                       SQUARE FEET    OWNED/
                                                                                                        LEASED
Principal manufacturing facility                          Warsaw, Indiana                  340,000      Owned
and executive offices of Biomet

Office and manufacturing facility of EBI                  Guaynabo, Puerto Rico             23,200      Owned

Marketing and sales operations                            Parsippany, New Jersey            63,000      Owned
of EBIMS and administrative offices of EBI

Manufacturing facility of EBI                             Parsippany, New Jersey            45,000      Owned

Office and warehouse facility of Biomet Canada, Inc.      Ontario, Canada                    3,400      Leased

Manufacturing and administrative                          (1) Bridgend, South Wales         85,700      Owned
facilities of Biomet Ltd.                                 (2) Swindon, England              53,400      Owned

Office and manufacturing facilities                       (1) Ontario, California           35,400      Owned
of Arthrotek                                              (2) Redding, California            6,300      Leased

Office, manufacturing and warehouse facilities            (1) Berlin, Germany               36,700      Leased
of Biomet Deutschland GmbH                                (2) Berlin, Germany               65,800      Owned

Administrative, manufacturing and distribution facility   Jacksonville, Florida             92,500      Owned
of Lorenz Surgical

Office and warehouse facility of Biomet SpA               Milan, Italy                      10,800      Owned

Manufacturing facility of Biomet                          Fair Lawn, New Jersey             40,000      Owned

Manufacturing facilities of AOA                           (1) Marlow, Oklahoma              30,000      Owned
                                                          (2) Delray Beach, Florida          8,000      Leased

Office and manufacturing facility of IQL                  Valencia, Spain                   80,000      Owned

Office facility of IQL                                    Madrid, Spain                      6,000      Owned

Office and research & development facility of Polymers    Farum, Denmark                     7,500      Leased

Office and warehouse facility of Biomet Polska            Warsaw, Poland                       900      Leased

Office and warehouse facility of Biomet SA                (1) Chauteaurenard, France*       37,500      Owned
                                                          (2) Les Pennes Mirabeau, France    7,200      Leased

Office and warehouse facility of Ortomed BV               The Netherlands                   21,500      Owned

Office and warehouse facility of Mediplant NV             Belgium                           11,700      Leased

Office and warehouse facility of Biomet                   Australia                          9,100      Leased
Australia Pty. Ltd.

Office and warehouse facility of Biomet Orthopedics Ltd.  New Zealand                        8,600      Leased

Office manufacturing and warehouse facility of            Indianapolis, Indiana              1,600      Leased
Catheter Research Institute


The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products.

*The operations at this facility have ceased and the facility is being leased to another party.

ITEM 3. LEGAL PROCEEDINGS.

The Company recently has been and is now a party to several actions in which patent infringement is one of the claims made against it. The Company has also experienced a gradual increase in the number of product liability claims made against it. This increase would appear to reflect both the increasingly litigious nature of society and the significant increase in the number of patients who have received the Company's implants over the past 20 years.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS") (collectively the "Biomet Group"), related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities on a new external fixation system prior to the expiration of the contract constituted a breach of the distribution agreement. The jury awarded damages against the Biomet Group for a breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain nonjury issues, the trial court judge entered an order on July 23, 1997, denying Orthofix's motions for enhanced and/or treble damages and attorney's fees. The trial judge granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. The trial judge denied Orthofix's request for an injunction prohibiting EBIMS's sale or distribution of its remaining Orthofix inventory, although a final injunction was entered that prescribes the manner in which EBIMS can sell and distribute the inventory. The trial judge recently entered judgment in the amount of the jury's verdict and the Biomet Group has moved for a judgment notwithstanding the verdict, or a new trial. The Company intends to appeal any adverse final judgment entered against the Biomet Group.

In January of 1996, a jury returned a verdict in favor of Raymond G. Tronzo awarding him approximately $55 million on his patent and state law claims. On October 29,1996, the United Stated District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30,207,435 to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") has denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory/Head finned acetabular cup accounts for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit. It is anticipated that the court will issue its final decision on the appeal sometime in late 1997 or early 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals.

Based on the information currently available and advice from legal counsel, management believes that the trial courts' judgments in the Tronzo and Orthofix cases will not be upheld upon appeal. Therefore, no amounts related to these two cases have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of either, or both, of these cases, the ultimate liabilities could be material to the operating results in the period such losses are recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to these two cases.

The Company and DePuy, Inc. were involved in litigation in which each each company made claims of patent infringement, and related claims, against the other with respect to several products. DePuy filed a lawsuit against Biomet and one of its employees alleging, among other things, that the Company makes and sells certain products which fall within the scope of DePuy's patents. The Company filed four patent infringement lawsuits against DePuy alleging, among other things, that certain DePuy products and surgical instrumentation infringed claims of the Company's patents. On February 25, 1997, DePuy and the Company agreed to settle all pending litigation and reported this agreement to the United States District Court for the Northern District of Indiana. All five cases were dismissed under a royalty-free cross-licensing arrangement between DePuy and the Company under which each party can continue to manufacture and distribute its respective current products. Under the terms of the settlement, no money exchanged hands and each party is responsible for its own costs and expenses.

Joint Medical Products Corporation ("Joint Medical") brought suit on January 28, 1997, in the U.S. District Court of Connecticut against Biomet, Inc., Kirschner Medical Corporation and several other manufacturers of orthopedic devices. The suit seeks injunctive relief and treble damages for the Company's alleged infringement of a patent owned by Joint Medical generally relating to certain acetabular cups which have an asymmetric bearing. Joint Medical has not served the complaint on the Company and has offered the Company a license to this patent as well as any patent resulting from a reissue preceding involving the patent-in-suit that is currently pending in the United States Patent and Trademark Office. As to the lawsuit filed by Joint Medical, the Company's outside counsel has rendered an opinion that the claims of the patent are either invalid or not infringed. When required, the Company will vigorously defend the action filed against it.

The Company also has been and is now involved in disputes with certain of its independent commissioned sales representatives over various issues presented by the agreements between those sales representatives and the Company, including the right of the sales representative to distribute certain of the products of the Company and the right of the Company to terminate those relationships. Generally, these disputes relate to a small minority of the Company's sales representative relationships. Management does not anticipate that the resolution of these matters will have a material effect on the Company's financial position or future operations.

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


                                                        Served as Executive     Current Position(s)
Name, Age and Business Experience                       Officer Since           with the Company
---------------------------------                       -------------------     -------------------
DANE A. MILLER, PH.D., 51
  President and Chief Executive Officer of the            1977                  President and Chief
  Company; Director of the Company since 1977.                                  Executive Officer and
                                                                                Director of the Company.

NILES L. NOBLITT, 46
  Chairman of the Board of the Company;                   1978                  Chairman of the Board
  Director of the Company since 1977.                                           and Director of the Company.

CHARLES E. NIEMIER, 41
  Senior Vice President - International Operations of     1984                  Senior Vice President -
  the Company. Director of the Company since 1987.                              International Operations
                                                                                and Director of the Company.
GARRY L. ENGLAND, 43
  Senior Vice President - Warsaw Operations of the        1987                  Senior Vice President -
  Company since May 1994; Prior to May 1994,                                    Warsaw Operations of the
  Vice President - Research and Development of                                  Company.
  the Company.

DANIEL P. HANN, 42
  Vice President, General Counsel, and                    1989                  Vice President and General
  Secretary of the Company. Director                                            Counsel, Secretary and
  of the Company since 1989.                                                    Director of the Company.

JOEL P. PRATT, 43
  Vice President of the Company and                       1990                  Vice President of
  President of Arthrotek since June 1996;                                       the Company.
  Vice President of the Company and General Manager of
  Biomet Medical Products from March 1993
  to January 1996;  prior to March 1993,
  Vice President - Sales and Marketing of the Company.

GREGORY D. HARTMAN, 40
  Vice President - Finance of the Company.                1991                  Vice President - Finance
                                                                                of the Company.

JAMES W. HALLER, 40
  Controller of the Company.                              1991                  Controller of the Company.

JERRY L. FERGUSON, 56
  Senior Vice President of the Company since              1994                  Senior Vice President
  December 1994; Special Projects Advisor to                                    and Director the Company.
  the Company from December 1993 to
  December 1994; prior to December 1993,
  Owner of Classic Car Centre, Inc.; Director
  of the Company since 1978.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.


The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31, 1997. The approximate number of recordholders of outstanding Common Shares as of May 31, 1997 was 10,200.


                                                                  High                              Low
1997
      Fourth                                                    $19 3/4                           $14 7/8
      Third                                                      16 5/8                            14 1/4
      Second                                                     17 1/8                            15
      First                                                      17 1/4                            12 7/8

1996
      Fourth                                                    $19 5/8                           $12 1/2
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


The Company paid a cash dividend of ten cents ($0.10) per share on November 22, 1996 to shareholders of record at the close of business on October 25, 1996. On July 2, 1997 the Company announced the declaration of a cash dividend of eleven cents ($.11) per share, payable August 8, 1997, to shareholders of record at the close of business on July 11, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

INCOME STATEMENT DATA

Years ended May 31,
(in thousands, except earnings per share)

                                                          1997            1996            1995            1994            1993
                                                        --------        --------        --------        --------        --------
Net sales .........................................     $580,347        $535,159        $452,272        $373,295        $335,373
Cost of sales .....................................      185,795         174,364         142,143         114,829         104,741
                                                        --------        --------        --------        --------        --------
  Gross profit ....................................      394,552         360,795         310,129         258,466         230,632

Selling, general and administrative expenses ......      211,540         199,461         169,332         136,191         122,170
Research and development expense ..................       23,201          24,054          21,770          20,521          17,995
                                                        --------        --------        --------        --------        --------
  Operating income ................................      159,811         137,280         119,027         101,754          90,467

Other income, net .................................        9,321          12,389           5,915           5,278           3,805
                                                        --------        --------        --------        --------        --------

  Income before income taxes ......................      169,132         149,669         124,942         107,032          94,272
Provision for income taxes ........................       62,678          55,563          45,742          37,214          30,311
                                                        --------        --------        --------        --------        --------

  Net income ......................................     $106,454        $ 94,106        $ 79,200        $ 69,818        $ 63,961
                                                        ========        ========        ========        ========        ========

Earnings per share ................................         $.94            $.82            $.69            $.61            $.56
                                                        ========        ========        ========        ========        ========

Weighted average number of shares .................      113,765         115,461         115,459         115,215         114,934
                                                        ========        ========        ========        ========        ========


BALANCE SHEET DATA

As of May 31,
(in thousands)


                                                          1997            1996            1995            1994            1993
                                                        --------        --------        --------        --------        --------
Working capital ...................................     $391,326        $400,817        $302,752        $288,408        $224,387
Total assets ......................................      628,356         598,469         539,084         418,077         354,409
Shareholders' equity ..............................      552,828         534,070         444,617         357,283         301,319



- The selected consolidated financial information includes the operations of Kirschner Medical Corporation from November 4, 1994.

- The Company paid a cash dividend of $.10 per common share in 1997. The Company paid no cash dividends during any of the other periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                     Percentage
Years ended May 31,                                         Percentage of         Increase (Decrease)
                                                             Net Sales             1997        1996
                                                    1997       1996     1995     VS. 1996    VS. 1995
                                                   ------     ------   ------
Net sales                                          100.0%     100.0%   100.0%        8%         18%
Cost of sales .................................     32.0       32.6     31.4         7          23
                                                   -----      -----    -----
Gross profit ..................................     68.0       67.4     68.6         9          16
Selling, general and administrative expenses ..     36.5       37.2     37.5         6          18
Research and development expense ..............      4.0        4.5      4.8        (4)         10
                                                   -----      -----    -----
Operating income ..............................     27.5       25.7     26.3        16          15
Other income, net .............................      1.6        2.3      1.3       (25)        109
                                                   -----      -----    -----
Income before income taxes ....................     29.1       28.0     27.6        13          20
Provision for income taxes ....................     10.8       10.4     10.1        13          21
                                                   -----      -----    -----
      Net income ..............................     18.3%      17.6%    17.5%       13          19%
                                                   =====      =====    =====

1997 COMPARED TO 1996

The Company experienced strong increases in operating income and net income in 1997, driven by growth in net sales and improvements in manufacturing productivity. Net income increased despite inclusion in 1996 of several nonrecurring items, which increased 1996 net income by approximately $2.1 million.

Net Sales - Net sales increased 8% from $535,159,000 in fiscal 1996 to $580,347,000 in fiscal 1997. The Company's U.S.-based revenues increased 7% to $425,522,000 in fiscal 1997, while foreign sales increased 12% in fiscal 1997 to $154,825,000. The Company continued to gain market share in the international and domestic reconstructive device markets as evidenced by an 8% increase in worldwide reconstructive device sales during 1997 to $352,122,000. Products contributing to this growth are the Maxim(R) Total Knee and Alliance(R) Hip Systems. In fiscal 1997, EBI's sales increased 5% to $114,321,000 due to strong sales of the SpF Spinal Fusion Stimulation System and the EBIce(TM) Controlled Cold Therapy System. Sales of EBI's DynaFix(TM) External Fixation System increased slightly from last year. The DynaFix System is becoming more widely accepted as the market-leading external fixation system in the United States. The Company's "Other Products" sales increased 14% in fiscal 1997 to $113,904,000, primarily as a result of increased sales of IQL's spinal products internationally and Biomet's fixation products and Lorenz's craniomaxillofacial products both in the domestic and international markets. In addition, Lorenz has strongly positioned itself in the domestic and international marketplace through an expanded distribution network.

Gross Profit - The Company's gross profit increased 9% from $360,795,000 in fiscal 1996 to $394,552,000 in fiscal 1997 primarily as a result of increased sales of higher margin reconstructive products, increased in-house manufacturing efficiencies of the external fixation product line, and improved margins realized through acquisitions of international distributors. As a percentage of net sales, gross profit was 68% in 1997 and 67.4% in 1996. Cost of sales increased from $174,364,000 in fiscal 1996 to $185,795,000 in fiscal 1997, due primarily to increased sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased slightly to $211,540,000 in fiscal 1997 from $199,461,000 in fiscal 1996. Increased litigation costs is the primary reason for this increase. Excluding litigation costs, selling, general and administrative expenses remained relatively level during the current year in comparison with fiscal 1996 as the Company continues to control costs through consolidation of key operations and other measures designed to improve operating efficiencies.

Research and Development Expense - Research and development expense in fiscal 1997 decreased to $23,201,000 from $24,054,000 in fiscal 1996. As a percentage of sales, research and development expense decreased from 4.5% in fiscal 1996 to 4.0% in fiscal 1997. The decrease in research and development expense is the result of the completion of the resorbable craniomaxillofacial products project and the termination of the United States Surgical Corporation ("USSC") joint venture. The Company will continue to invest in both its research and development staff and research and development activities.

Other Income - Other income decreased from $12,389,000 in 1996 to $9,321,000. This decrease was due to two nonrecurring items in fiscal 1996. First, the Company sold all of its holdings in American Medical Electronics, Inc. realizing a gain of $2.5 million and secondly, $2.9 million was received pursuant to the termination of a joint venture agreement with USSC. Excluding these nonrecurring items, the Company experienced an increase in other income in fiscal 1997 as a result of improved returns on its cash and investments.

Provision for Income Taxes - Provision for income taxes increased to $62,678,000 in fiscal 1997 compared to $55,563,000 in fiscal 1996, primarily as a result of increased income before taxes. The Company's effective tax rate remained at 37.1% in fiscal 1997. The Company will continue to be adversely affected by the changes in the Puerto Rico local tax structure and reduction of U.S. tax benefits from operating in Puerto Rico; however, the effect is not expected to be material to the consolidated tax provision.

Net Income - The factors mentioned above resulted in a 13% and 15% increase in net income and earnings per share, respectively, for fiscal 1997 as compared to fiscal 1996, increasing from $94,106,000 to $106,454,000 and $.82 to $.94, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash from operating activities totalled $122,998,000 in 1997 compared to $68,485,000 in 1996. This increase is largely due to increased net income, measures initiated in monitoring inventory levels and improvements in collections of accounts receivable balances. Although net sales increased 8%, accounts receivables increased only 5% and inventories remained level compared to last year. Included in the aforementioned changes were decreases in accounts and notes receivable and inventories attributable to the decrease from May 31, 1996 to May 31, 1997 in the exchange rates used to convert the financial statements of Biomet's foreign subsidiaries from their functional currency to the U.S. dollar. These decreases were immaterial and did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments.

Cash flows used in investing activities were $56,151,000 in fiscal 1997 compared to cash flows provided by investing activities of $13,361,000 in fiscal 1996. The primary use of cash flows for investing activities was purchases of investments, purchases of capital equipment and the acquisition of two foreign distributors. Included in capital expenditures are costs to complete Lorenz's new manufacturing facility in Jacksonville, Florida and Biomet Deutschland's facility in Berlin, Germany. During the current fiscal year, Lorenz completed a 60,000 square foot expansion of its facilities which allowed consolidation of its manufacturing, research and development, marketing and distribution functions under one roof.

Cash flows used in financing activities were $87,898,000 in 1997 compared to $6,621,000 in 1996. The primary use of cash flows for financing activities were the purchase of the Company's Common Shares as part of the Common Share Repurchase Program and the Company's first cash dividend of ten cents ($.10) per share. On July 2, 1997, the Board of Directors declared a cash dividend of eleven cents ($.11) per share, payable August 8,1997 to shareholders of record at the close of business on July 11, 1997.

The Company expects to have significant capital requirements in the coming years and intends to continue to devote a substantial amount of time and resources to research and development. The Company expects to spend approximately $90 million during the next two fiscal years for capital expenditures and research and development, and expects additional outlays to fund future acquisitions and other business development activities. Management expects the funding for these aforementioned activities will come from currently available funds and cash flows generated from future operations.

LITIGATION AND OTHER MATTERS

As more fully described in Note K of the Notes to Consolidated Financial Statements, the Company is currently appealing adverse jury awards in two separate cases (Tronzo and Orthofix). The judgment in the Tronzo case, which involved patent infringement and state law claims, approximates $36.6 million and the judgment in the Orthofix case, which alleged breach of a distribution agreement, approximates $149 million, including punitive damages of $100 million. Management believes, based on available information and advice from legal counsel, that the judgments in both these cases will be reversed on appeal. Except for estimated litigation costs associated with the appeals process, no additional amounts have been accrued in the Company's consolidated financial statements. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately result if the Company is unsuccessful in the appeal of these cases. As disclosed in Note K, the Company's investments include $36.6 million of investment securities which have been placed with an escrow agent pending the outcome of the appeal of the Tronzo judgment.

On May 19, 1997, Biomet and Merck KGaA, Darmstadt, Germany, announced their intention to enter into a joint venture to which Biomet and Merck KGaA each would contribute its existing European orthopedic operations. The joint venture with Merck KGaA, which is subject to the negotiation of a definitive agreement, certain regulatory approvals and approval by the Boards of Directors of both companies, would operate as "Biomet-Merck" and ownership would be shared 50/50. Merck KGaA would bring to this venture an extensive array of chemical, biological, pharmaceutical and orthopedic technologies and products. Pro forma sales of the joint venture are estimated to approach $200 million. At this point in our discussions, the joint venture appears to provide an excellent strategic fit between Biomet's European operations and Merck KGaA's biomaterials division in terms of product lines, geographic distribution and core competencies.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings per Share." SFAS No. 128 requires all entities with complex capital structures to make a dual presentation of basic and diluted earnings per share on the face of the income statement and is effective for all financial statements issued for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" both of which the Company will be required to adopt in its financial statements for the year ending May 31, 1999. SFAS No. 130 will require the Company to report comprehensive income in its financial statements. Comprehensive income includes net income and certain transactions that are reported as a separate component of shareholders' equity, such as translation adjustments and net unrealized appreciation of available-for-sale securities. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. The Company has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.

1996 COMPARED TO 1995

Net Sales - Net sales increased 18% to $535,159,000 in fiscal 1996 as compared to $452,272,000 in fiscal 1995. The Company's U.S.-based revenues increased 15% to $396,707,000 in fiscal 1996, while foreign sales increased 28% to $138,452,000. Worldwide reconstructive device sales during fiscal 1996 increased 20% to $326,834,000 compared to fiscal 1995. Products recording significant increases in unit sales include the Maxim(R) Total Knee System, the Bio-Modular(R) Shoulder and the Alliance(R) Hip System. In fiscal 1996, EBI's sales increased 10% to $108,627,000, principally as a result of increased sales of the DynaFix(TM) External Fixation System and the EBI Bone Healing System(R) Model 1200. The Company's "Other Products" revenues totaled $99,698,000, representing a 23% increase over fiscal 1995, primarily as a result of increased sales of Lorenz's craniomaxillofacial products, Biomet's fixation products, and the inclusion of a full year of Kirschner's AOA products.

Gross Profit - The Company's gross profit increased 16% to $360,795,000 in fiscal 1996 compared to $310,129,000 in fiscal 1995. Cost of sales increased as a percentage of sales to 32.6% for fiscal 1996 compared to 31.4% for fiscal 1995. This increase is due to the acquisition in November 1994 of Kirschner, whose cost of sales was historically higher than Biomet's due to its higher levels of outsourced product manufacturing.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased to 37.2% of net sales in fiscal 1996 compared to 37.5% of net sales in fiscal 1995, primarily due to the reduction of payroll costs resulting from the consolidation of the Kirschner operation into the Warsaw operations, partially offset by $1.6 million paid in connection with the judgment in the Ramos litigation and legal expenses incurred in connection with the Tronzo litigation.

Research and Development Expense - Research and development expense increased by $2,284,000 during the current fiscal year reflecting the Company's commitment to remain competitive through technological advancements, but decreased as a percentage of net sales principally as a result of Kirschner's lower expenditures on research and development.

Other Income - The increase in other income is the result of income earned on higher investment balances throughout the year, a $2.5 million gain on marketable securities and $2.9 million received on the termination of a joint venture agreement with USSC, offset by $400,000 of interest expense related to the Ramos litigation.

Provision For Income Taxes - The effective income tax rate increased to 37.1% in fiscal 1996 compared to 36.6% in fiscal 1995. This increase is due to the changes in the Puerto Rico local tax structure and reduction of U.S. tax benefits from operating in Puerto Rico.

Net Income - These factors resulted in a 19% increase in net income and earnings per share for fiscal 1996 as compared to fiscal 1995, increasing from $79,200,000 to $94,106,000 and $.69 to $.82, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 23 through 36 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

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

                                   PART IV
(ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.)

    (a) (1)FINANCIAL STATEMENTS:

           Report of Independent Accountants.

           Consolidated Balance Sheets as of May 31, 1997 and 1996.

           Consolidated Statements of Income for the years ended May 31, 1997, 1996 and 1995.

           Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1996 and 1995.

           Notes to Consolidated Financial Statements.

        (2)FINANCIAL STATEMENT SCHEDULE:
           Schedule II - Valuation and Qualifying Accounts.

           Schedules other than those listed above are omitted because they are  not required.

        (3)EXHIBITS.

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

          10.1  Employee Stock Option Plan, as last amended December 14, 1991.    (Incorporated by reference to Exhibit 10.1 to
                Biomet,Inc. Form 10-K Report for year ended May 31, 1992, File No. 0-12515).

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

          10.5  401(k) Profit Sharing Plan filed January 19, 1996. (Incorporated by reference to Form S-8 Registration Statement,
                File No. 333-00331).

          11.1  Computation of Earnings Per Common Share.

          21.1  Subsidiaries of the Registrant.

          23.1  Consent of Coopers & Lybrand L.L.P.

          27.1  Financial Data Schedule

    (b) REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 1997

                                  BIOMET, INC.


                   By:  /s/   DANE A. MILLER
                        ---------------------------------------
                        Dane A. Miller
                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 20, 1997.


                   By:  /s/  NILES L. NOBLITT
                        ---------------------------------------
                        Niles L. Noblitt, Director


                   By:  /s/  DANE A. MILLER
                        ---------------------------------------
                        Dane A. Miller, Director  (Principal
                        Executive Officer)


                   By:  /s/  JERRY L. FERGUSON
                        ---------------------------------------
                        Jerry L. Ferguson, Director


                   By:  /s/  M. RAY HARROFF
                        ---------------------------------------
                        M. Ray Harroff, Director


                   By:  /s/  KENNETH V. MILLER
                        ---------------------------------------
                        Kenneth V. Miller, Director


                   By:  /s/  JERRY L. MILLER
                        ---------------------------------------
                        Jerry L. Miller, Director


                   By:  /s/  L. GENE TANNER
                        ---------------------------------------
                        L. Gene Tanner, Director

                   By:  /s/  THOMAS F. KEARNS, JR
                        ---------------------------------------
                        Thomas F. Kearns, Jr., Director


                   By:  /s/  CHARLES E. NIEMIER
                        ---------------------------------------
                        Charles E. Niemier, Director


                   By:  /s/  DANIEL P. HANN
                        ---------------------------------------
                        Daniel P. Hann, Director


                   By:  /s/  MARILYN TUCKER QUAYLE
                        ---------------------------------------
                        Marilyn Tucker Quayle, Director


                   By:  /s/  C. SCOTT HARRISON
                        ---------------------------------------
                        C. Scott Harrison, Director


                   By:  /s/  GREGORY D. HARTMAN
                        ---------------------------------------
                        Gregory D. Hartman, Vice President -
                        Finance (Principal Financial Officer)


                   By:  /s/  JAMES W. HALLER
                        ---------------------------------------
                        James W. Haller, Controller
                        (Principal Accounting Officer)

                         BIOMET, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

1.  FINANCIAL STATEMENTS:                                                                               PAGE
                                                                                                        ----
Report of Independent Accountants...................................................................     23

Consolidated Balance Sheets as of May 31, 1997 and 1996.............................................     24

Consolidated Statements of Income for the years ended May 31, 1997, 1996 and 1995...................     25

Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1996 and 1995.....     26

Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1996 and 1995...............     27

Notes to Consolidated Financial Statements..........................................................  28-36

2.  FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts.....................................................     37

Schedules other than those listed above are omitted because they are not required.



REPORT OF INDEPENDENT ACCOUNTANTS


[Coopers & Lybrand L.L.P. Letterhead]


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


                                                   /s/ Coopers & Lybrand L.L. P.


South Bend, Indiana

July 3, 1997

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS.

As of May 31,
(in thousands, except per share data)

                                                                                                   1997             1996
                                                                                                 --------         --------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................         $ 82,034         $106,068
  Investments...........................................................................           41,237           30,834
  Accounts and notes receivable, less allowance for doubtful receivables
   (1997 -- $6,175 and 1996 -- $6,889)..................................................          162,135          154,055
  Inventories...........................................................................          151,523          151,465
  Prepaid expenses and other............................................................           27,311           20,494
                                                                                                 --------         --------
   Total current assets.................................................................          464,240          462,916
                                                                                                 --------         --------
Property, plant and equipment:
  Land and improvements.................................................................            9,544            5,874
  Buildings and improvements............................................................           53,156           48,648
  Machinery and equipment...............................................................           90,139           78,175
                                                                                                 --------         --------
                                                                                                  152,839          132,697
  Less, Accumulated depreciation........................................................           61,927           52,533
                                                                                                 --------         --------
   Property, plant and equipment, net...................................................           90,912           80,164
                                                                                                 --------         --------
Investments.............................................................................           44,527           31,159
Intangible assets, net of accumulated amortization (1997 - $12,215 and 1996 - $9,973)...            5,787            7,665
Excess acquisition costs over fair value of acquired net assets, net of accumulated
  amortization (1997 -- $6,979 and 1996 -- $4,468)......................................           20,306           14,947
Other assets............................................................................            2,584            1,618
                                                                                                 --------         --------
   Total assets.........................................................................         $628,356         $598,469
                                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS, EQUITY
Current liabilities:
  Short-term borrowings.................................................................         $  5,568        $   3,358
  Accounts payable......................................................................           17,140           16,667
  Accrued income taxes..................................................................           12,181           11,295
  Accrued wages and commissions.........................................................           12,232           11,460
  Other accrued expenses................................................................           25,793           19,319
                                                                                                 --------         --------
   Total current liabilities............................................................           72,914           62,099
Deferred federal income taxes...........................................................            2,229            1,509
Other liabilities.......................................................................              385              791
                                                                                                 --------         --------
   Total liabilities....................................................................           75,528           64,399
                                                                                                 ========         ========
Commitments and contingencies (Note K)

Shareholders, equity:
  Preferred shares, $100 par value: Authorized 5 shares; none issued....................                -                -
  Common shares, without par value:  Authorized 500,000 shares;
   issued and outstanding 1997 - 111,214 shares and 1996 - 115,826 shares...............           73,587           68,376
  Additional paid-in capital............................................................           16,001           14,410
  Retained earnings.....................................................................          472,450          458,193
  Net unrealized appreciation of available-for-sale securities..........................            1,040              584
  Cumulative translation adjustment.....................................................          (10,250)          (7,493)
                                                                                                 --------         --------
   Total shareholders, equity...........................................................          552,828          534,070
                                                                                                 --------         --------
   Total liabilities and shareholders' equity...........................................         $628,356         $598,469
                                                                                                 ========         ========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME.

For the years ended May 31,
(in thousands, except earnings per share)

                                                                                1997        1996        1995
                                                                            --------    --------    --------
NET SALES.............................................................      $580,347    $535,159    $452,272
Cost of sales.........................................................       185,795     174,364     142,143
                                                                           ---------   ---------    --------
   Gross profit.......................................................       394,552     360,795     310,129
Selling, general and administrative expenses..........................       211,540     199,461     169,332
Research and development expense......................................        23,201      24,054      21,770
                                                                           ---------   ---------    --------
   Operating income...................................................       159,811     137,280     119,027
Other income, net.....................................................         9,972      13,505       6,947
Interest expense......................................................          (651)     (1,116)     (1,032)
                                                                           ---------   ---------    --------
    Income before income taxes........................................       169,132     149,669     124,942
Provision for income taxes............................................        62,678      55,563      45,742
                                                                           ---------   ---------    --------
    NET INCOME........................................................      $106,454    $ 94,106    $ 79,200
                                                                           =========   =========    ========
EARNINGS PER SHARE, BASED ON THE WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING DURING THE YEAR.................................          $.94        $.82        $.69
                                                                           =========   =========    ========
Weighted average number of shares.....................................       113,765     115,461     115,459
                                                                           =========   =========    ========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS, EQUITY.

For the years ended May 31,
(in thousands, except per share data)

                                                                                     1997         1996        1995
                                                                                  --------     --------     --------
COMMON SHARES, NUMBER:
  Balance, June, 1...............................................................  115,826      115,188      114,424
  Issuance of shares.............................................................        -          173           35
  Exercise of stock options......................................................      612          465          465
  Purchase of shares.............................................................   (5,424)           -       (1,120)
  Common shares used in acquisitions.............................................      200            -        1,384
                                                                                  --------     --------     --------
  Balance, May, 31...............................................................  111,214      115,826      115,188
                                                                                  ========     ========     ========

COMMON SHARES, AMOUNT:
  Balance, June, 1............................................................... $ 68,376     $ 64,526     $ 47,290
  Issuance of shares.............................................................        -        2,293          261
  Exercise of stock options......................................................    5,292        1,557        1,192
  Purchase of shares.............................................................   (3,202)           -         (463)
    Acquisitions.................................................................    3,121            -       16,246
                                                                                  --------     --------     --------
    Balance, May, 31.............................................................   73,587       68,376       64,526
                                                                                  --------     --------     --------

ADDITIONAL PAID-IN CAPITAL:
  Balance, June, 1...............................................................   14,410       12,624       13,606
  Purchase of shares.............................................................     (675)           -         (133)
  Tax benefit arising from the exercise of stock options.........................    1,315        1,199          689
  Other..........................................................................      951          587       (1,538)
                                                                                  --------     --------     --------
      Balance, May, 31...........................................................   16,001       14,410       12,624
                                                                                  --------     --------     --------

RETAINED EARNINGS:
  Balance, June, 1...............................................................  458,193      364,087      299,510
  Net income.....................................................................  106,454       94,106       79,200
  Purchase of shares.............................................................  (80,723)           -      (14,623)
  Cash dividend ($.10 per share in 1997).........................................  (11,474)           -            -
                                                                                  --------     --------     --------
  Balance, May, 31...............................................................  472,450      458,193      364,087
                                                                                  --------     --------     --------

NET UNREALIZED APPRECIATION OF AVAILABLE-FOR-SALE SECURITIES:
  Balance, June, 1...............................................................      584        2,800            -
  Change in unrealized appreciation of available-for-sale securities.............      456       (2,216)       2,800
                                                                                  --------     --------     --------
  Balance, May, 31...............................................................    1,040          584        2,800
                                                                                  --------     --------     --------

CUMULATIVE TRANSLATION ADJUSTMENT:

  Balance, June, 1...............................................................   (7,493)         580       (3,123)
  Translation adjustment.........................................................   (2,757)      (8,073)       3,703
                                                                                  --------     --------     --------
  Balance, May, 31...............................................................  (10,250)      (7,493)         580
                                                                                  --------     --------     --------

TOTAL SHAREHOLDERS, EQUITY, MAY, 31.............................................. $552,828     $534,070     $444,617
                                                                                  ========     ========     ========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS.

For the years ended May 31,
(in thousands)
--------------------------------------------------------------------------------

                                                                                      1997          1996        1995
                                                                                    --------      --------    --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $106,454      $ 94,106    $ 79,200
     Adjustments to reconcile net income to net cash from operating activities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,578        12,928       9,303
     Amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,962         7,884       5,067
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (471)       (3,018)      1,747
     Deferred federal income taxes    . . . . . . . . . . . . . . . . . . . . .       (4,527)       (1,417)       (400)
     Changes in current assets and liabilities, excluding effects of acquisitions:
      Accounts and notes receivable   . . . . . . . . . . . . . . . . . . . . .       (5,766)      (15,906)    (22,499)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,189       (13,386)    (26,239)
      Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . .       (1,664)          615        (962)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,332)       (9,297)      2,999
      Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,816           460      (2,494)
      Accrued wages and commissions   . . . . . . . . . . . . . . . . . . . . .          951        (1,581)      2,611
      Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        4,808        (2,903)      4,263
                                                                                    --------      --------    --------
         Net cash from operating activities . . . . . . . . . . . . . . . . . .      122,998       68,485       52,596
                                                                                    --------      --------    --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investments . . . . . . . . . . . . . .       25,212        54,823      20,313
  Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . . . . .      (47,272)      (25,630)    (37,349)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (21,380)      (14,065)    (28,938)
  Acquisitions, net of cash acquired  . . . . . . . . . . . . . . . . . . . . .      (10,670)            -     (27,315)
  Cash invested in affiliates . . . . . . . . . . . . . . . . . . . . . . . . .       (1,039)            -        (238)
  Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         (649)         (932)        (83)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (353)         (835)       (145)
                                                                                    --------      --------    --------
         Net cash from (used in) investing activities . . . . . . . . . . . . .      (56,151)       13,361     (73,755)
                                                                                    --------      --------    --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings  . . . . . . . . . . . . . . . .        2,884           (65)       (225)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .            -             -     (10,705)
  Issuance of shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,292        3,850        1,453
  Cash dividend . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,474)            -           -
  Purchase of common shares . . . . . . . . . . . . . . . . . . . . . . . . . .      (84,600)      (10,406)     (4,813)
                                                                                    --------      --------    --------
         Net cash (used in) financing activities  . . . . . . . . . . . . . . .      (87,898)       (6,621)    (14,290)
                                                                                    --------      --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . .       (2,983)       (3,248)       (851)
                                                                                    --------      --------    --------
         Increase (decrease) in cash and cash equivalents . . . . . . . . . . .      (24,034)       71,977     (36,300)
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . .      106,068        34,091      70,391
                                                                                    --------      --------    --------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . .     $ 82,034      $106,068    $ 34,091
                                                                                    ========      ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    666      $  1,116    $    936
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64,447        55,576      48,350

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisitions:
     Common shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,121             -      14,708
     Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,775             -      26,859
  Purchase of common shares and related liability . . . . . . . . . . . . . . .            -             -      10,406

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



--------------------------------------------------------------------------------
NOTE A: NATURE OF OPERATIONS.

Biomet, Inc., and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, powered surgical instruments, general surgical instruments, arthroscopy products, spinal implants and craniomaxillofacial implants and instruments. Biomet has corporate headquarters in Warsaw, Indiana and manufacturing and/or office facilities in more than twenty locations worldwide. The Company currently distributes its products in more than 100 countries.

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

Investments - Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned.

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

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to fifteen years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes no material impairment of goodwill exists at May 31, 1997.

Short-Term Borrowings - Certain of the Company's foreign subsidiaries had short-term borrowings of $5,568,000 and $3,358,000 as of May 31, 1997 and 1996, respectively.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes of the undistributed earnings ($68.9 million at May 31, 1997) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.




--------------------------------------------------------------------------------
NOTE B: ACCOUNTING POLICIES, CONCLUDED.

in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Earnings Per Share - Earnings per share are based on the weighted average number of common shares outstanding. The common stock equivalents (stock options) have not entered into the computation of earnings per share since the inclusion in each year reported would have been immaterial.

Use of Estimates - The financial statements are prepared in conformity with generally accepted accounting principals and, accordingly, include amounts that are based on management's best estimates and judgments.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the healthcare provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31,1997 and 1996, cash and cash equivalents and investments included $60 million and $58 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 1997 and 1996, investments included $21 and $19 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

NOTE C: ACQUISITIONS.

On August 1, 1996, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of 200,385 Common Shares of the Company, $4.7 million cash and $3.8 million of assumed liabilities. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $4.8 million. On April 1, 1997, the Company completed the acquisition of another one of its foreign distributors. The purchase price consisted of $6.0 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $3.1 million. Both of these acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the dates of acquisition. Pro forma financial information reflecting these acquisitions has not been presented as it is not materially different from the Company's historical results.

On August 12, 1994, the Company purchased 685,222 common shares of Kirschner Medical Corporation ("Kirschner") and a promissory note in the amount of 329.5 million Spanish pesetas (approximately $2.5 million) issued to Kirschner's Spanish subsidiary from Figgie International Inc. for $8,700,000. On November 4, 1994, the Company, acquired all of the remaining issued and outstanding common shares of Kirschner in exchange for 1,384,309 of the Company's common shares and $16,245,981 cash. Kirschner manufactured and marketed orthopedic devices and musculoskeletal orthopedic support products. The $13.3 million excess of acquisition cost over the fair value of acquired net assets is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for using the purchase method of accounting, with the operating results of Kirschner included in the Company's consolidated financial statements from the date of acquisition.

Unaudited pro forma financial information for 1995 which reflect the acquisition as if it had occurred at the beginning of fiscal 1995 is as follows: net sales - $481.0 million; net income - $79.2 million; and earnings per share - $.68.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.




--------------------------------------------------------------------------------
NOTE D: INVESTMENTS.

As of May 31, 1997, the Company's investment securities were classified as follows:
(in thousands)

                                                               Amortized              Unrealized
                                                                    Cost          Gains         Losses     Fair Value
---------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Debt securities   . . . . . . . . . . . . . . . . . . .        $19,592        $     38       $  (138)       $19,492
  Equity securities   . . . . . . . . . . . . . . . . . .          3,554           1,895           (62)         5,387
                                                                 -------        --------       -------        -------
    Total available-for-sale  . . . . . . . . . . . . . .         23,146           1,933          (200)        24,879
                                                                 -------        --------       -------        -------

Held-to-maturity:
  Debt securities   . . . . . . . . . . . . . . . . . . .         11,062             151        (1,294)         9,919
  Mortgage-backed obligations   . . . . . . . . . . . . .         12,223              12          (914)        11,321
                                                                 -------        --------       -------        -------
    Total held-to-maturity  . . . . . . . . . . . . . . .         23,285             163        (2,208)        21,240
                                                                 -------        --------       -------        -------
Certificates of deposit . . . . . . . . . . . . . . . . .         37,600               -              -        37,600
                                                                 -------        --------       -------        -------
Total   . . . . . . . . . . . . . . . . . . . . . . . . .        $84,031        $  2,096       $(2,408)       $83,719
                                                                 =======        ========       =======        =======


As of May 31, 1996, the Company's investment securities were classified as follows:
(in thousands)

                                                               Amortized               Unrealized
                                                                    Cost          Gains          Losses    Fair Value
---------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Debt securities   . . . . . . . . . . . . . . . . . . .        $17,030        $     37       $  (550)       $16,517
  Mortgage-backed obligations   . . . . . . . . . . . . .          2,075               -           (28)         2,047
  Equity securities   . . . . . . . . . . . . . . . . . .          3,097           1,175           (50)         4,222
                                                                 -------        --------       -------        -------
    Total available-for-sale  . . . . . . . . . . . . . .         22,202           1,212          (628)        22,786
                                                                 -------        --------       -------        -------

Held-to-maturity:
  Debt securities   . . . . . . . . . . . . . . . . . . .          4,785              37           (24)         4,798
  Mortgage-backed obligations   . . . . . . . . . . . . .         16,322              18        (1,062)        15,278
                                                                 -------        --------       -------        -------
    Total held-to-maturity  . . . . . . . . . . . . . . .         21,107              55        (1,086)        20,076
                                                                 -------        --------       -------        -------
Certificates of deposit . . . . . . . . . . . . . . . . .         18,100               -             -         18,100
                                                                 -------        --------       -------        -------
  Total   . . . . . . . . . . . . . . . . . . . . . . . .        $61,409        $  1,267       $(1,714)       $60,962

Proceeds from sales of available-for-sale securities were $14,476,000 and $15,381,000 for the years ended May 31, 1997 and 1996, respectively, and proceeds from such sales were immaterial for the year ended May 31, 1995. There were no sales of held-to-maturity securities for the years ended May 31, 1997, 1996 and 1995. For the year ended May 31, 1997, gross realized gains and (losses) on sales of available-for-sale securities were $563,000 and ($92,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1996 were $3,090,000 and ($72,000), respectively. Gross realized gains and losses on such sales were immaterial for the year ended May 31, 1995. The Company's investment securities at May 31, 1997 include $32,500,000 of certificates of deposit, $5,378,000 of debt securities and $3,359,000 of mortgage-backed obligations all maturing within one year, and $5,100,000 of certificates of deposit, $25,176,000 of debt securities, $5,387,000 of equity securities and $8,864,000 of mortgage-backed obligations all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)

                                                                                       1997        1996         1995
                                                                                      ------     -------      -------
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $6,782     $ 6,454      $ 5,656
Dividend income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,480       1,217          870
Net realized gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            471       3,018           68
                                                                                      ------     -------      -------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $8,733     $10,689      $ 6,594
                                                                                      ======     =======      =======

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.




--------------------------------------------------------------------------------
NOTE E: INVENTORIES.

Inventories at May 31, 1997 and 1996 consist of the following:
(in thousands)

                                                                                                  1997         1996
                                                                                                --------     --------
  Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 20,958     $ 19,643
  Work-in-progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,546       15,677
  Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,992       71,974
  Consigned distributor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,027       44,171
                                                                                                --------     --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $151,523     $151,465
                                                                                                ========     ========

NOTE F: TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1997, 1996 and 1995 were $2,461,000, $2,165,000, and
$1,573,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 50% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1997, 1996 and 1995 were $1,484,000, $1,406,000, and $1,148,000 respectively.

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

Under the Employee Plans, options may be granted to key employees and directors, at the discretion of the stock option committee, and generally become exercisable in annual increments beginning one year after the date of grant. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date of granting the option, as determined by the stock option committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees and directors is an amount per share of not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the stock option committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees.

An aggregate of 9,680,000 common shares had been reserved for granting under the 1984 Employee Stock Option Plan. This plan expired in September 1994, which has no effect on unexpired shares. An aggregate of 3,000,000 common shares have been reserved for granting under the 1992 Employee and Non-Employee Director Stock Option Plan. The 1992 Plan does not affect options granted under the 1984 Plan.

The Distributor Plan provides for granting of options to purchase common shares of the Company to persons who serve as distributors of the Company's products. An aggregate of 4,000,000 common shares have been reserved for granting under this plan. Under the Distributor Plan, options may be granted from time to time at the discretion of the stock option committee, and become exercisable in full at any time or on a cumulative basis from time to time, in accordance with the stock option agreement prescribed by the stock option committee. The option price is determined by the stock option committee, but shall not be less than the fair market value of such shares on the date of grant, as determined by the stock option committee. All rights under the option terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. No option may have a term longer than ten years from the date the option is granted. For the years ended May 31, 1997 and 1996, the amount of compensation expense applicable to common shares issued under the Distributor Plan was not material to the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.




--------------------------------------------------------------------------------
NOTE G: STOCK OPTION PLANS, CONCLUDED.

                                                                              Number            Exercise
                                                                            of Shares            Price*
The following table summarizes stock option activity:

Outstanding June 1, 1994  . . . . . . . . . . . . . . . . .                3,061,353       $ 1.53 - $15.00
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .                  931,793          9.00 - 14.88
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .                 (641,905)         1.53 - 11.00
  Terminated  . . . . . . . . . . . . . . . . . . . . . . .                 (124,597)         5.00 - 12.88
                                                                           ---------

Outstanding May 31, 1995  . . . . . . . . . . . . . . . . .                3,226,644          1.53 - 15.00
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .                  473,742         13.25 - 17.50
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .                 (676,398)         2.44 - 14.00
  Terminated  . . . . . . . . . . . . . . . . . . . . . . .                 (173,957)         2.86 - 15.00
                                                                           ---------

Outstanding, May 31, 1996 . . . . . . . . . . . . . . . . .                2,850,031               9.75
  Granted . . . . . . . . . . . . . . . . . . . . . . . . .                1,240,006              14.03
  Exercised . . . . . . . . . . . . . . . . . . . . . . . .                 (763,720)              8.72
  Terminated  . . . . . . . . . . . . . . . . . . . . . . .                 (201,924)             10.96
                                                                           ---------

Outstanding, May 31, 1997 . . . . . . . . . . . . . . . . .                3,124,393            $ 11.66
                                                                           =========

*The exercise price presented for fiscal year 1997 represents the weighted-average exercise price in accordance with Statements of Financial Accounting Standards No. 123. Amounts for fiscal years 1996 and 1995 represent the range of exercise prices in accordance with Accounting Principles Board Opinion No. 25.

Options outstanding at May 31, 1997 are exercisable at prices ranging from $5.06 to $18.69 and have a weighted average remaining contractual life of 4.9 years. The following table summarizes information about stock options outstanding at May 31, 1997.

                                                   Outstanding                                Exercisable
                                 ------------------------------------------------   -------------------------------
                                                         Weighted-      Weighted-
                                    Number                Average        Average        Number          Weighted-
 Range of                        Outstanding at          Remaining       Exercise   Exercisable at       Average
Exercise Price                    May 31, 1997       Contractual Life     Price       May 31,1997    Exercise Price
--------------                   --------------      ----------------   ---------   --------------   --------------
$5.06  - $  9.00                     768,745            3.2 years        $  8.02        403,000         $  7.72
9.01  -    13.00                   1,333,367            5.6 years          11.89        212,000           10.69
13.01  -   18.69                   1,022,281            5.8 years          14.61        152,000           14.17
                                   ---------                                            -------
                                   3,124,393                                            767,000
                                   =========                                            =======

At May 31, 1996 and 1995, there were exercisable options outstanding to purchase 826,000 and 837,000 shares at weighted-average exercise prices of $8.40 and $7.75, respectively. Pro forma net income and earnings per share for the years ended May 31, 1997 and 1996 and the weighted- average grant-date fair value of options granted are not presented as amounts are not material.

NOTE H: SHAREHOLDERS' EQUITY.

During the year ended May 31, 1997, the Company purchased 5,424,165 common shares at an aggregate cost of $84,600,000 pursuant to the Common Share repurchase programs authorized by the Board of Directors in January 1997 and June 1996. The Board of Directors declared a cash dividend of $.10 per common share payable on November 22, 1996 to shareholders of record on October 25, 1996.

On December 2, 1989, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan (the "Plan") under which the Company declared a dividend of one common share purchase right for each common share outstanding to shareholders of record on December 26, 1989 (the "Right"). Each Right entitles the shareholder to purchase from the Company one common share at a price of $37.50 per common share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires 15% or more or tenders for 30% or more of the Company's outstanding common shares. The Plan also provides that if any person or group becomes an "Acquiring Person", each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

NOTE H: SHAREHOLDERS' EQUITY, CONCLUDED.

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

NOTE I: INCOME TAXES.

The components of income before income taxes are as follows:

(in thousands)                                                                                  1997      1996      1995
                                                                                             --------  --------  --------
United States operations..................................................................   $154,827  $138,742  $114,595
Foreign operations........................................................................     14,305    10,927    10,347
                                                                                             --------  --------  --------
Total.....................................................................................   $169,132  $149,669  $124,942
                                                                                             ========  ========  ========
The provision for income taxes is summarized as follows:
(in thousands)

Current:                                                                                        1997      1996      1995
                                                                                             --------  --------  --------
  Federal.................................................................................    $49,945   $39,480   $31,046
  State, including Puerto Rico............................................................     11,439    11,675    10,395
  Foreign.................................................................................      5,821     5,825     4,701
                                                                                             --------  --------  --------
                                                                                               67,205    56,980    46,142
Deferred..................................................................................     (4,527)   (1,417)     (400)
                                                                                             --------  --------  --------
  Total...................................................................................    $62,678   $55,563   $45,742
                                                                                             ========  ========  ========
Effective tax rate........................................................................       37.1%    37.1%     36.6%
                                                                                             ========  ========  ========


A reconciliation of the statutory federal income tax rate to the
Company's effective tax rate follows:
                                                                                               1997      1996     1995
                                                                                             --------  --------  --------
U.S. statutory income tax rate............................................................       35.0%    35.0%     35.0%

Add (deduct):
  State taxes, less effect of federal reduction...........................................        3.9      3.8       3.8
  Foreign income taxes at rates different from the U.S. statutory rate....................          5      1.4       1.0
  Tax benefit relating to operations in Puerto Rico.......................................       (1.7)    (2.0)     (2.7)
  Tax credits.............................................................................        (.2)     (.1)      (.2)
  Earnings of Foreign Sales Corporation...................................................        (.5)     (.5)      (.4)
  Other...................................................................................         .1      (.5)       .1
                                                                                             --------  --------  --------
Effective tax rate........................................................................       37.1%    37.1%     36.6%
                                                                                             ========  ========  ========

The components of the net deferred tax asset and liability at May 31, 1997 and 1996 are as follows:
(in thousands)

                                                                                                        1997      1996
                                                                                                      -------    -------
Current deferred tax asset:.........................................................................
  Accounts and notes receivable.....................................................................  $ 3,274    $ 2,864
  Inventories.......................................................................................    7,958      6,539
  Accrued expenses..................................................................................    5,566      3,117
  Investments in affiliates.........................................................................    1,116        840
                                                                                                      -------    -------
    Current deferred tax asset......................................................................  $17,914    $13,360
                                                                                                      =======    =======
Long-term deferred tax asset (liability):...........................................................
  Depreciation......................................................................................  $(2,594)   $(2,449)
  Other.............................................................................................      365        940
                                                                                                      -------    -------
    Long-term deferred tax liability................................................................  $(2,229)   $(1,509)
                                                                                                      =======    =======

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.



--------------------------------------------------------------------------------
NOTE J: INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION.

The Company operates in one industry segment which includes the designing, manufacturing and marketing of reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants and craniomaxillofacial implants and instruments used primarily by orthopedic medical specialists in both surgical and non-surgical therapy.

Net sales, operating income and identifiable assets by geographic area are presented in the following table. The Company's major identifiable assets are located in the United States (North America) and France, Germany, Italy, Spain and the United Kingdom (Europe).


         (in thousands)
                                                                           1997          1996           1995
                                                                         --------------------------  -----------
         Net sales:
           North America...........................................       $468,757      $439,638      $377,923
           Europe..................................................        110,039        95,521        74,349
           Other...................................................          1,551             -             -
           Intercompany............................................         19,085        14,023        16,572
                                                                       -----------   -----------   -----------
           Eliminations............................................        (19,085)      (14,023)      (16,572)
                                                                          $580,347      $535,159      $452,272
                                                                       ===========   ===========   ===========
         Operating income:
           North America...........................................       $144,536      $124,667      $106,954
           Europe..................................................         15,131        12,613        12,073
           Other...................................................            144             -             -
                                                                       -----------   -----------   -----------
                                                                          $ 159,81      $137,280      $119,027
                                                                       ===========   ===========   ===========
         Identifiable assets:
           North America...........................................       $511,442      $502,229      $438,985
           Europe..................................................        138,059       125,126       117,525
           Other...................................................          7,149             -             -
           Eliminations............................................        (28,294)      (28,886)      (17,426)
                                                                       -----------   -----------   -----------
                                                                          $628,356      $598,469      $539,084
                                                                       ===========   ===========   ===========


Intercompany transfers, primarily from North America to Europe, are made at agreed-upon prices which include a profit element. Domestic export sales, primarily to European countries, aggregated $43,235,000, $42,931,000 and $34,112,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

Selected financial data of the Company's foreign subsidiaries is as follows:


                                                                                          1997      1996      1995
                                                                                        --------  --------  --------
          Net sales................................................                      $111,591  $ 98,907  $ 80,209
                                                                                         ========  ========  ========
          Net income...............................................                      $  8,585  $  5,237  $  6,137
                                                                                         ========  ========  ========
          Current assets...........................................                      $111,872  $101,425  $ 87,135
          Property, plant and equipment............................                        29,554    21,407    21,721
            Intangible assets......................................                        12,525     6,396    11,060
                                                                                         --------  --------  --------
                                                                                          153,951   129,228   119,916
                                                                                         --------  --------  --------
            Current liabilities....................................                        31,054    29,617    32,939
            Intercompany loans.....................................                        38,297    40,738    28,676
            Long-term liabilities..................................                            11       380     1,679
                                                                                         --------  --------  --------
                                                                                           69,362    70,735    63,294
                                                                                         --------  --------  --------
          Net assets...............................................                      $ 84,589  $ 58,493  $ 56,622
                                                                                         ========  ========  ========

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.



--------------------------------------------------------------------------------
NOTE K: COMMITMENTS AND CONTINGENCIES.

Common Share Repurchase Program - In January 1997, the Board of Directors authorized the Company to repurchase up to $60,000,000 of the outstanding Common Shares of the Company in open market purchases or privately negotiated transactions through the close of business on January 28, 1998. Through May 31, 1997, the Company has purchased approximately $21,800,000 under the current Common Share repurchase program.

Proposed Joint Venture - On May 19,1997, the Company and Merck KGaA entered into a letter of intent related to a proposed joint venture between the Company and Merck KGaA. The purpose of the joint venture is to combine the existing businesses of the two Companies located in certain European countries to create a new legal entity to transact business in the joint venture territory and to export products to certain non-European markets. The joint venture, which is subject to the negotiation of a definitive agreement, certain regulatory approvals and approval by the Boards of Directors of both companies, is expected to be a 50/50 joint venture of which the Company will have sufficient control to allow the Company to consolidate the operations of the joint venture for financial reporting.

Self Insurance - Medical Insurance Plan - The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $125,000 per Team Member annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 1997 the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29,1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30,207,435 to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") has denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounts for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments will occur in early fall 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in early calendar 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheet as of May 31, 1997.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS' economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED.



-------------------------------------------------------------------------------
NOTE K: COMMITMENTS AND CONTINGENCIES, CONCLUDED.

compensatory portion of the damages commencing from November 29, 1995. Subsequent to May 31, 1997, the trial court entered judgment in the amount of the jury's verdict and the Biomet Group has moved for a judgment notwithstanding the verdict, or a new trial. The Company intends to appeal any adverse final judgment entered against the Biomet Group.

Based on the information currently available and advice from legal counsel, management believes that the trial courts' judgments in the Tronzo and Orthofix cases will not be upheld upon appeal. Therefore, no amounts related to these two cases have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of either, or both, of these cases, the ultimate liabilities could be material to the operating results in the period such losses are recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to these two cases.

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

NOTE L: SUBSEQUENT EVENTS.

Cash Dividend - On July 2, 1997, the Company's Board of Directors declared a cash dividend of $.11 per share, payable August 8, 1997, to shareholders of record on July 11, 1997.

Acquisition - In June 1997, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of $13.1 million cash. The acquisition will be accounted for using the purchase method of accounting.

                         BIOMET, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended May 31, 1997, 1996 and 1995
                                 (in thousands)

-----------

     Col. A                     Col. B                   Col. C                  Col. D         Col. E

                                                       Additions
                                              --------------------------
                                                  (1)            (2)
Description                                                   Charged to
                              Balance at      Charged to        other                         Balance at
                             beginning of      costs an        accounts-       Deductions-      end of
                                period         expenses        describe         describe        period
                             ------------     ----------      ----------       -----------    ----------
Allowance for
   doubtful receivables:


For the year ended
   May 31, 1997                 $6,889          $6,912          $528(B)         $8,142 (A)      $6,175
                                                                                    12 (C)
                                ======          ======          ======          ========        ======

For the year ended
   May 31, 1996                 $6,039          $6,208          $197(B)         $5,080 (A)      $6,889
                                                                                   475 (C)
                                ======          ======          ======          ========        ======

For the year ended
   May 31, 1995                 $3,619          $3,614          $156(B)         $2,853 (A)      $6,039
                                                                                   (30)(C)
                                                                                (1,473)(D)
                                ======          ======          ======          ========        ======

Notes:

  (A) Uncollectible accounts written off

  (B) Collection of previously written off accounts

  (C) Effect of foreign currency translation adjustment

  (D) Allowance of Kirschner Medical Corporation at date of acquisition.

                                  BIOMET, INC.

                                   FORM 10-K

                                  MAY 31, 1997

                               INDEX TO EXHIBITS


Number Assigned
Regulation S-K, Item 601        Title of Exhibit




(3) 3.1 Amended Articles of Incorporation filed July 23,1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

      3.2 Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983. (Incorporated by refer ence to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

      3.3 Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by ref erence to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No. 0-12515).

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

     (27) 27.1 Financial Data Schedule.

     (28) No exhibit.

     (99) No exhibit.