Form 10-Q
period 1997-08-31
BIOMET INC
filed 1997-11-24
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1997.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997:

Common Shares - No Par Value                                 111,516,359 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             111,516,359 Rights
(Class)                                                      (Number of Shares)


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9


    Part II.   Other Information                                         10-11

    Signatures                                                              12

    Index to Exhibits                                                       13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1997 and May 31, 1997
(in thousands)

ASSETS
                                                 August 31,         May 31,
                                                    1997              1997
                                                 ----------         -------
Current assets:
  Cash and cash equivalents                      $  86,631        $  82,034
  Investments                                       51,348           41,237
  Accounts and notes receivable, net               161,881          162,135
  Inventories                                      153,243          151,523
  Prepaid expenses and other                        27,770           27,311
                                                   -------          -------
      Total current assets                         480,873          464,240
                                                   -------          -------
Property, plant and equipment, at cost             159,860          152,839
    Less, Accumulated depreciation                  65,955           61,927
                                                   -------          -------
      Property, plant and equipment, net            93,905           90,912
                                                   -------          -------
Investments                                         40,955           44,527
Intangible assets, net                               5,366            5,787
Excess acquisition cost over fair value
  of acquired net assets, net                       27,348           20,306
Other assets                                         3,040            2,584
                                                   -------          -------
Total assets                                     $ 651,487        $ 628,356
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1997 and May 31, 1997
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    1997              1997
                                                  ----------         -------
Current liabilities:
  Short-term borrowings                           $   5,881        $   5,568
  Accounts payable                                   14,216           17,140
  Accrued income taxes                               25,828           12,181
  Accrued wages and commissions                      10,472           12,232
  Other accrued expenses                             26,834           25,793
                                                    -------          -------
     Total current liabilities                       83,231           72,914

Long-term liabilities:
  Deferred federal income taxes                       2,346            2,229
  Other liabilities                                     332              385
                                                    -------          -------
     Total liabilities                               85,909           75,528
                                                    -------          -------
Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      74,132           73,587
  Additional paid-in capital                         16,001           16,001
  Retained earnings                                 489,442          472,450
  Net unrealized appreciation of
    available-for-sale securities                     1,215            1,040
  Cumulative translation adjustment                 (15,212)         (10,250)
                                                    -------          -------
     Total shareholders' equity                     565,578          552,828
                                                    -------          -------
Total liabilities and shareholders' equity        $ 651,487        $ 628,356
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 1997 and 1996
(in thousands, except per share amounts)

                                                       1997             1996
                                                       ----             ----

Net sales                                            $149,529        $137,178

Cost of sales                                          46,622          44,428
                                                      -------         -------
  Gross profit                                        102,907          92,750

Selling, general and administrative expenses           52,870          49,889
Research and development expense                        5,886           6,518
                                                      -------         -------
  Operating income                                     44,151          36,343

Other income, net                                       2,326           2,351
                                                      -------         -------
  Income before income taxes                           46,477          38,694

Provision for income taxes                             17,216          14,607
                                                      -------         -------
  Net income                                         $ 29,261        $ 24,087
                                                      =======         =======

Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented                                 $ .26           $ .21
                                                         ====            ====
Weighted average number of shares                     111,405         115,739
                                                      =======         =======
Cash dividend per common share                          $ .11           $  --
                                                         ====            ====

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1997 and 1996
(in thousands)

                                                          1997          1996
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 29,261      $ 24,087
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         3,395         3,415
      Amortization                                         1,340         1,813
      Gain on sale of investments, net                      (258)          (62)
      Changes in current assets and current liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (1,059)        1,420
        Inventories                                       (1,224)        1,411
        Prepaid expenses and other                          (428)       (2,858)
        Accounts payable                                  (2,504)       (2,394)
        Accrued income taxes                              14,163        13,436
        Accrued wages and commissions                     (1,592)          (21)
        Other accrued expenses                               767        (3,159)
                                                         -------        ------
        Net cash from operating activities                41,861        37,088
                                                         -------        ------
Cash flows from (used in) investing activities:
  Cash proceeds from sales and maturities of
    investments                                            4,911        11,622
  Purchases of investments                               (10,880)       (9,004)
  Capital expenditures                                    (4,997)       (3,458)
  Business acquisitions, net of cash acquired            (13,133)       (4,667)
  Increase in other assets                                  (635)         (568)
  Other                                                      (51)         (227)
                                                         -------        ------
        Net cash used in investing activities            (24,785)       (6,302)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net          866           (69)
  Issuance of common shares                                  523         2,870
  Cash dividend                                          (12,256)           --
  Purchase of common shares                                   --       (11,375)
                                                         -------        ------
        Net cash used in financing activities            (10,867)       (8,574)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,612)          493
                                                         -------        ------
Increase in cash and cash equivalents                      4,597        22,705
Cash and cash equivalents, beginning of year              82,034       106,068
                                                         -------       -------
Cash and cash equivalents, end of period                $ 86,631      $128,773
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly owned subsidiaries (individual and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1997.

The accompanying consolidated balance sheet at May 31, 1997, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at August 31, 1997 and May 31, 1997 are as  follows:

                              August 31,       May 31,
                                 1997           1997
                              ----------       -------
                                    (in thousands)

    Raw materials              $ 21,176       $ 20,958
    Work in process              18,038         16,546
    Finished goods               66,824         64,992
    Consigned inventory          47,205         49,027
                                -------        -------
                               $153,243       $151,523
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 1997, the Company issued 191,774 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $523,474.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5:     ACQUISITIONS.

On June 1, 1997, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of $13.1 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $8.5 million. The acquisition has been accounted for using the purchase method of accounting with the operating results included in the Company's consolidated financial statements from the date of acquisition. Pro forma consolidated results of operations are not presented as the amounts are not materially different from the Company's historical results.

NOTE 6:     CONTINGENCIES.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29,1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in early to mid calendar 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheet as of August 31 and May 31, 1997.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, concluded

NOTE 6:     CONTINGENCIES, concluded.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the Federal Circuit.

Based on the information currently available and advice from legal counsel, management believes that the trial court's judgments in the Tronzo and Orthofix cases will not be upheld upon appeal. Therefore, no amounts related to these two cases have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of either, or both, of these cases, the ultimate liabilities could be material to the operating results in the period such losses are recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to these two cases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1997

The Company's cash and investments increased $11,136,000 to $178,934,000 at August 31, 1997, despite the $12,256,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $41,861,000 for the first three months of fiscal 1998 compared to $37,088,000 in 1997. The primary sources of 1998 cash flows from operating activities were net income and an increase in accrued income taxes. Accrued income taxes increase in the first quarter because there is no federal tax estimate due in the first quarter.

Cash flows used in investing activities were $24,785,000 for the first three months of fiscal 1998 compared to $6,302,000 in 1997. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments, purchases of capital equipment and a business acquisition (See Note 5 of the Notes to Consolidated Financial Statements).

Cash flows used in financing activities were $10,867,000 for the first three months of fiscal 1998 compared to $8,574,000 in 1997. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter. In June 1997, the Company's Board of Directors declared a cash dividend of eleven cents ($.11) per share payable to shareholders of record at the close of business on July 11, 1997. In January 1997, the Company's Board of Directors authorized the purchase of up to an additional $60,000,000 of the outstanding Common Shares of the Company in open market or privately negotiated transactions through the close of business on January 28, 1998. During this quarter, the Company did not purchase any additional Common Shares, and has approximately $38,000,000 under the authorization for future purchases. Future purchases, if any, will be dependent on market conditions.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs, purchases of Common Shares under the repurchase program and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1997
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1996

Net sales increased 9% to $149,529,000 for the three-month period ended August 31, 1997, from $137,178,000 for the same period last year. Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season. The Company's U.S.-based revenue increased 10% to $111,196,000 during the first three months, while foreign sales increased 6% to $38,333,000, net of a negative foreign exchange adjustment of $1,400,000. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 1998 were $87,292,000, representing a 7% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the Alliance Hip System. Sales of fixation products were $35,278,000 for the first three months of fiscal 1998, representing a 7% increase as compared to the same period in 1997. Sales of spinal products were $7,652,000 for the first three months of fiscal 1998, representing an 11% increase as compared to the same period in 1997. The Company's sales of other products totaled $19,307,000, representing a 25% increase over the first three months of fiscal year 1997, primarily as a result of increased sales of arthroscopic and soft goods products and the Indiana Tome Carpal Tunnel Release System.

Cost of sales decreased as a percentage of net sales to 31.2% for the first three months of fiscal 1998 from 32.4% last year primarily as result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Selling, general and administrative expenses
decreased as a percentage of net sales to 35.4%, compared to 36.4% for the first three months of last year. This reduction is principally the result of the consolidation of the operations of Kirschner into various other subsidiaries and reduced legal costs. Research and development expenditures decreased during the first three months to $5,886,000 reflecting the completion or termination of several research and development projects. Operating income rose 21% from $36,343,000 for the first three months of fiscal 1997, to $44,151,000 for the first three months of fiscal 1998, corresponding to the increase in net sales. Other income decreased $25,000 for the first three months of fiscal year 1998 compared to the prior year's first three months. The effective income tax rate decreased to 37.0% for the current period compared to 37.8% for the same period in fiscal 1997.

These factors resulted in a 21% increase in net income to $29,261,000 from $24,087,000 for the first three months of fiscal 1998 as compared to the same period in fiscal 1997 . Earnings per share increased 24%, from $.21 to $.26 for the periods presented.

OTHER SIGNIFICANT EVENTS.

On May 19, 1997, Biomet and Merck KGaA, Darmstadt, Germany, announced their intention to enter into a joint venture to which Biomet and Merck KGaA each would contribute its existing European orthopedic operations. The joint venture with Merck KGaA, which is subject to the negotiation of a definitive agreement, certain regulatory approvals and approval by the Boards of Directors of both companies, would operate as "Biomet-Merck" and ownership would be shared 50/50. Merck KGaA would bring to this venture an extensive array of chemical, biological, pharmaceutical and orthopedic technologies and products. Pro forma sales of the joint venture are estimated to approach $200 million. At this point in our discussions, the joint venture appears to provide an excellent strategic fit between Biomet's European operations and Merck KGaA's biomaterials division in terms of product lines, geographic distribution and core competencies. The closing of this transaction is currently anticipated to occur in December 1997.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29,1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in early to mid calendar 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheet as of August 31 and May 31, 1997.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the Federal Circuit.

Based on the information currently available and advice from legal counsel, management believes that the trial court's judgments in the Tronzo and Orthofix cases will not be upheld upon appeal. Therefore, no amounts related to these two cases have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of either, or both, of these cases, the ultimate liabilities could be material to the operating results in the period such losses are recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to these two cases.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 19, 1997. At the Annual Meeting:

1.	The following persons were elected as Directors of the
Company for a three-year term expiring in 2000.

                                                             	Abstentions and
Name                     Votes For       Votes Withheld       Broker Non-Votes

Dane A. Miller, Ph. D.    92,497,178      57,861              None
Jerry L. Jerguson         92,459,313      90,603              None
Thomas F. Kearns, Jr.     85,146,803     129,323              None
Daniel P. Hann            92,372,027      91,028              None

The following directors will continue in office until their term expires at the 1998 Annual Meeting of Shareholders: M. Ray Harroff; Jerry L. Miller;
and Charles E. Niemier.

The following directors will continue in office until their term expires at the 1999 Annual Meeting of Shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.

2.	The selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ending May 31, 1998 was ratified by the shareholders, as follows:

     Votes For                              92,268,288
     Votes Against                             200,910
     Abstentions and Broker Non-Votes          879,791

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.

     (b)  Reports on Form 8-K.
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE: 10/14/97                       BY: /s/  GREGORY D. HARTMAN
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