Form 10-Q
period 1997-11-30
BIOMET INC
filed 1998-01-12
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1997.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997:

Common Shares - No Par Value                                 111,753,388 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             111,753,388 Rights
(Class)                                                      (Number of Shares)


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-8

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-11


    Part II.   Other Information                                         12-13

    Signatures                                                              14

    Index to Exhibits                                                       15



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1997 and May 31, 1997
(in thousands)

ASSETS
                                                November 30,        May 31,
                                                    1997              1997
                                                ------------        -------
Current assets:
  Cash and cash equivalents                      $  94,420        $  82,034
  Investments                                       45,117           41,237
  Accounts and notes receivable, net               174,491          162,135
  Inventories                                      158,941          151,523
  Prepaid expenses and other                        29,169           27,311
                                                   -------          -------
      Total current assets                         502,138          464,240
                                                   -------          -------
Property, plant and equipment, at cost             176,589          152,839
    Less, Accumulated depreciation                  73,241           61,927
                                                   -------          -------
      Property, plant and equipment, net           103,348           90,912
                                                   -------          -------
Investments                                         50,075           44,527
Intangible assets, net                               5,362            5,787
Excess acquisition cost over fair value
  of acquired net assets, net                       26,986           20,306
Other assets                                         3,602            2,584
                                                   -------          -------
Total assets                                     $ 691,511        $ 628,356
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1997 and May 31, 1997
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,        May 31,
                                                    1997              1997
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                           $   6,324        $   5,568
  Accounts payable                                   17,603           17,140
  Accrued income taxes                               16,295           12,181
  Accrued wages and commissions                      13,116           12,232
  Other accrued expenses                             30,655           25,793
                                                    -------          -------
     Total current liabilities                       83,993           72,914

Long-term liabilities:
  Deferred federal income taxes                       2,493            2,229
  Other liabilities                                     767              385
                                                    -------          -------
     Total liabilities                               87,253           75,528
                                                    -------          -------
Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      74,440           73,587
  Additional paid-in capital                         16,001           16,001
  Retained earnings                                 520,217          472,450
  Net unrealized appreciation of
    available-for-sale securities                     1,435            1,040
  Cumulative translation adjustment                  (7,835)         (10,250)
                                                    -------          -------
     Total shareholders' equity                     604,258          552,828
                                                    -------          -------
Total liabilities and shareholders' equity        $ 691,511        $ 628,356
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1997 and 1996 (in thousands, except per share amounts)


                                    Six Months Ended       Three Months Ended
                                      November 30,            November 30,
                                    ----------------       ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Net sales                         $306,111    $281,187    $156,582    $144,009

Cost of sales                       95,233      90,833      48,611      46,405
                                   -------     -------     -------     -------
  Gross profit                     210,878     190,354     107,971      97,604

Selling, general and
  administrative expenses          107,743     101,990      54,873      52,101
Research and development expense    11,648      12,579       5,762       6,061
                                   -------     -------     -------     -------
  Operating income                  91,487      75,785      47,336      39,442

Other income, net                    3,827       4,504       1,501       2,153
                                   -------     -------     -------     -------
  Income before income taxes        95,314      80,289      48,837      41,595

Provision for income taxes          35,291      30,017      18,075      15,410
                                   -------     -------     -------     -------
  Net income                      $ 60,023    $ 50,272    $ 30,762    $ 26,185
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented              $ .54       $ .44       $ .28       $ .23
                                      ====        ====        ====        ====
Weighted average number of shares  111,519     115,349     111,519     114,962
                                   =======     =======     =======     =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1997 and 1996
(in thousands)

                                                          1997          1996
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 60,023      $ 50,272
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         7,215         5,892
      Amortization                                         2,779         4,524
      Gain on sale of investments                           (523)         (108)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable                    (12,527)       (1,708)
        Inventories                                       (5,019)        3,535
        Prepaid expenses and other                        (1,767)       (3,829)
        Accounts payable                                     351        (4,716)
        Accrued income taxes                               4,357         2,594
        Accrued wages and commissions                        986          (722)
        Other accrued expenses                             5,290           872
                                                         -------        ------
        Net cash from operating activities                61,165        56,606
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       13,083        16,836
  Purchases of investments                               (21,288)      (12,121)
  Capital expenditures                                   (16,359)       (8,715)
  Acquisitions, net of cash acquired                     (13,152)       (4,667)
  Increase in other assets                                (1,569)       (2,859)
  Other                                                     (188)         (239)
                                                         -------        ------
        Net cash used in investing activities            (39,473)      (11,765)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                     936         1,200
  Issuance of common shares                                  853         4,436
  Cash dividend                                          (12,256)      (11,476)
  Purchase of common shares                                   --       (33,875)
                                                         -------        ------
        Net cash used in financing activities            (10,467)      (39,715)
                                                         -------        ------
Effect of exchange rate changes on cash                    1,161         1,275
                                                         -------        ------
Increase in cash and cash equivalents                     12,386         6,401
Cash and cash equivalents, beginning of year              82,034       106,068
                                                         -------       -------
Cash and cash equivalents, end of period                $ 94,420      $112,469
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly owned subsidiaries (individual and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1997.

The accompanying consolidated balance sheet at May 31, 1997, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at November 30, 1997 and May 31, 1997 are as follows:

                             November 30,       May 31,
                                 1997            1997
                             ------------       -------
                                    (in thousands)

    Raw materials              $ 22,305       $ 20,958
    Work in process              20,305         16,546
    Finished goods               69,374         64,992
    Consigned inventory          46,957         49,027
                                -------        -------
                               $158,941       $151,523
                                =======        =======

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 1997 the Company issued
428,803 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $853,000.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5:     ACQUISITIONS.

On June 1, 1997, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of $13.2 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $8.5 million. The acquisition has been accounted for using the purchase method of accounting with the operating results included in the Company's consolidated financial statements from the date of acquisition. Pro forma consolidated results of operations are not presented as the amounts are not materially different from the Company's historical results.

On November 24, 1997, the Company announced that it had entered into a definitive agreement providing for the establishment of a 50/50 joint venture for orthopedic products in Europe with Merck KGaA, of Darmstadt, Germany ("Merck"). Under this agreement, the Company and Merck will each contribute their existing European orthopedic operations to the joint venture. Pro forma sales of the joint venture for the next fiscal year are anticipated to be approximately $200 million. This venture is structured to allow the Company to consolidate all of the venture's revenues and its pro-rata share of the venture's earnings with its financial results. Merck brings to this venture an extensive array of chemical, biological, pharmaceutical and orthopedic technologies and products, while the Company brings its orthopedic products and technologies concentrated in total joint replacement. Consummation of the joint venture transaction is expected to occur in early 1998.

NOTE 6:     CONTINGENCIES.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in early to mid calendar 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheet as of November 30 and May 31, 1997.

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

In October 1997, Biomet, Inc. ("Biomet") received a subpoena from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), in connection with the possible fraudulent submission of claims for Medicare reimbursement. The subpoena seeks the production of documents referring or relating to any of Pennsylvania Hospital and Thomas Jefferson Hospital, two of Biomet's major hospital customers in Philadelphia; a physician group practicing under the name Orthopaedic Reconstructive Associates; and The Rothman Institute. Biomet also is aware that its distributor servicing the hospitals has received a similar subpoena. Biomet does not itself submit claims to or receive reimbursements from Medicare, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. Biomet has not been advised of the precise subject matter of the HHS/OIG investigation, but it has long-standing research, product development, physician training, clinical follow-up and data collection relationships with the physician group. Biomet is fully cooperating with HHS/OIG in this matter, and is unable to predict what action, if any, might be taken in the future by HHS/OIG as a result of its investigation or what impact, if any, the outcome of this matter might have on its financial position or business operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1997

The Company's cash and investments have increased $21,814,000 during the last six months to $189,612,000 at November 30, 1997, despite the $12,256,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $61,165,000 for the first six months of fiscal 1998 compared to $56,606,000 in 1997. Net income plus depreciation and amortization were the principal sources of cash from operating activities, offset by increases in accounts receivable and inventories.

Cash flows used in investing activities were $39,473,000 for the first six months of fiscal 1998 compared to $11,765,000 in 1997.
The primary uses of cash flows for investing activities were purchases of investments, purchases of capital equipment and a business acquisition (See Note 5 of the Notes to Consolidated
Financial Statements) offset by sales and maturities of investments .

Cash flows used in financing activities were $10,467,000 for the first six months of fiscal 1998 compared to $39,715,000 in 1997. The primary use of cash flows for financing activities was the cash dividend paid in the first quarter. In June 1997, the Company's Board of Directors declared a cash dividend of eleven cents ($.11) per share payable to shareholders of record at the close of business on July 11, 1997. In January 1997, the Company's Board of Directors authorized the purchase of up to an additional $60,000,000 of the outstanding Common Shares of the Company in open market or privately negotiated transactions through the close of business on January 28, 1998. During the first six months of this fiscal year, the Company did not purchase any additional Common Shares, and has approximately $38,000,000 under this authorization for future purchases.
Future purchases, if any, will be dependent on market conditions.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs, purchases of Common Shares under the repurchase program and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1996

Net sales increased 9% to $306,111,000 for the six-month period ended November 30, 1997, from $281,187,000 for the same period last year. The Company's U.S.-based revenue increased 9% to $227,470,000 during the first six months, while foreign sales increased 8% to $78,641,000, net of a negative foreign exchange adjustment of $3,900,000. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 1998 were $181,684,000, representing an 8% increase compared to the first six months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System and the Alliance Hip System. Sales of fixation products were $70,504,000 for the first six months of fiscal 1998, representing a 9% increase as compared to the same period in 1997. Sales of spinal products were $16,161,000 for the first six months of fiscal 1998, representing a 6% increase as compared to the same period in 1997. The Company's sales of other products totaled $37,762,000, representing a 16% increase over the first six months of fiscal year 1997, primarily as a result of increased sales of arthroscopic and soft goods products and the Indiana Tome Carpal Tunnel Release System.

Cost of sales decreased as a percentage of net sales to 31.1% for the first six months of fiscal 1998 from 32.3% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Selling, general and administrative expenses
decreased as a percentage of net sales to 35.2%, compared to 36.3% for the first six months of last year. This reduction is principally the result of the consolidation of the operations of Kirschner into various other subsidiaries and reduced legal costs. Research and development expenditures decreased during the first six months to $11,648,000 reflecting the completion or termination of several research and development projects. Operating income rose 21% from $75,785,000 for the first six months of fiscal 1997, to $91,487,000 for the first six months of fiscal 1998. Other income decreased for the first six months of fiscal year 1998 compared to the prior year's first six months as a result of exchange losses realized on foreign currency transactions. The effective income tax rate decreased to 37.0% for the current period compared to 37.4% for the same period in fiscal 1997.

These factors resulted in a 19% increase in net income to $60,023,000 from $50,272,000 for the first six months of fiscal 1998 as compared to the same period in fiscal 1997 . Earnings per share increased 23%, from $.44 to $.54 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

Net sales increased 9% to $156,582,000 for the second quarter of fiscal year 1998, as compared to $144,009,000 for the same period last year. Operating income rose 20% from $39,442,000 for the second quarter of fiscal 1997, to $47,336,000 for the second quarter of fiscal 1998. During the second quarter, net income increased 17% to $30,762,000 as compared to $26,185,000 for the same period last year. Earnings per share increased 22% from $.23 per share for the second quarter of fiscal 1997, to $.28 per share for the same period of fiscal 1998. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

OTHER SIGNIFICANT EVENTS.

On November 24, 1997, the Company announced that it had entered into a definitive agreement providing for the establishment of a 50/50 joint venture for orthopedic products in Europe with Merck KGaA, of Darmstadt, Germany ("Merck"). Under this agreement, the Company and Merck will each contribute their existing European orthopedic operations to the joint venture. Pro forma sales of the joint venture for the next fiscal year are anticipated to be approximately $200 million. This venture is structured to allow the Company to consolidate all of the venture's revenues and its pro-rata share of the venture's earnings with its financial results. Merck brings to this venture an extensive array of chemical, biological, pharmaceutical and orthopedic technologies and products, while the Company brings its orthopedic products and technologies concentrated in total joint replacement. Consummation of the joint venture transaction is expected to occur in early 1998.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in early to mid calendar 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheet as of November 30 and May 31, 1997.

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

In October 1997, Biomet, Inc. ("Biomet") received a subpoena from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), in connection with the possible fraudulent submission of claims for Medicare reimbursement. The subpoena seeks the production of documents referring or relating to any of Pennsylvania Hospital and Thomas Jefferson Hospital, two of Biomet's major hospital customers in Philadelphia; a physician group practicing under the name Orthopaedic Reconstructive Associates; and The Rothman Institute. Biomet also is aware that its distributor servicing the hospitals has received a similar subpoena. Biomet does not itself submit claims to or receive reimbursements from Medicare, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. Biomet has not been advised of the precise subject matter of the HHS/OIG investigation, but it has long-standing research, product development, physician training, clinical follow-up and data collection relationships with the physician group. Biomet is fully cooperating with HHS/OIG in this matter, and is unable to predict what action, if any, might be taken in the future by HHS/OIG as a result of its investigation or what impact, if any, the outcome of this matter might have on its financial position or business operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  1/12/98                       BY: /s/  GREGORY D. HARTMAN
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