Form 10-Q
period 1998-02-28
BIOMET INC
filed 1998-04-20
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1998.

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1998:

Common Shares - No Par Value                                 111,951,714 Shares
(Class)                                                      (Number of Shares)

Rights to Purchase Common Shares                             111,951,714 Rights
(Class)                                                      (Number of Shares)


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10-12


    Part II.   Other Information                                         13-14

    Signatures                                                              15

    Index to Exhibits                                                       16



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1998 and May 31, 1997
(in thousands)

ASSETS
                                                February 28,        May 31,
                                                    1998              1997
                                                ------------        -------
Current assets:
  Cash and cash equivalents                      $  88,898        $  82,034
  Investments                                       44,750           41,237
  Accounts and notes receivable, net               184,870          162,135
  Inventories                                      180,772          151,523
  Prepaid expenses and other                        41,152           27,311
                                                   -------          -------
      Total current assets                         540,442          464,240
                                                   -------          -------
Property, plant and equipment, at cost             227,028          152,839
    Less, Accumulated depreciation                  89,485           61,927
                                                   -------          -------
      Property, plant and equipment, net           137,543           90,912
                                                   -------          -------
Investments                                         62,420           44,527
Intangible assets, net                               4,812            5,787
Excess acquisition cost over fair value
  of acquired net assets, net                       54,632           20,306
Other assets                                         4,058            2,584
                                                   -------          -------
Total assets                                     $ 803,907        $ 628,356
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1998 and May 31, 1997
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,        May 31,
                                                    1998              1997
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                           $   7,325        $   5,568
  Accounts payable                                   17,634           17,140
  Accrued income taxes                               12,897           12,181
  Accrued wages and commissions                      13,034           12,232
  Other accrued expenses                             41,111           25,793
                                                    -------          -------
     Total current liabilities                       92,001           72,914

Long-term liabilities:
  Deferred federal income taxes                       6,864            2,229
  Other liabilities                                   4,451              385
                                                    -------          -------
     Total liabilities                              103,316           75,528
                                                    -------          -------
Contingencies (Note 6)

Minority interest                                    74,782               --
                                                    -------          -------
Shareholders' equity:
  Common shares                                      75,144           73,587
  Additional paid-in capital                         16,001           16,001
  Retained earnings                                 551,474          472,450
  Net unrealized appreciation of
    available-for-sale securities                     1,858            1,040
  Cumulative translation adjustment                 (18,668)         (10,250)
                                                    -------          -------
     Total shareholders' equity                     625,809          552,828
                                                    -------          -------
Total liabilities and shareholders' equity        $ 803,907        $ 628,356
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 1998 and 1997 (in thousands, except per share amounts)


                                    Nine Months Ended      Three Months Ended
                                      February 28,            February 28,
                                    -----------------      ------------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----

Net sales                         $467,079    $427,351    $160,968    $146,164

Cost of sales                      145,144     137,692      49,911      46,859
                                   -------     -------     -------     -------
  Gross profit                     321,935     289,659     111,057      99,305

Selling, general and
  administrative expenses          164,493     154,900      56,750      52,910
Research and development expense    27,493      17,907      15,845       5,328
                                   -------     -------     -------     -------
  Operating income                 129,949     116,852      38,462      41,067

Other income, net                   21,345       6,858      17,518       2,354
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          151,294     123,710      55,980      43,421

Provision for income taxes          59,534      46,159      24,243      16,142
                                   -------     -------     -------     -------
  Net income before
    minority interest               91,760      77,551      31,737      16,142

Minority interest                      480          --         480          --
                                   -------     -------     -------     -------
  Net income                      $ 91,280    $ 77,551    $ 31,257    $ 27,279
                                   =======     =======     =======     =======
Earnings per share, based on
  the weighted average number
  of shares outstanding	during
  the periods presented:
    Basic                            $ .82       $ .68       $ .28       $ .24
                                      ====        ====        ====        ====
    Fully diluted                    $ .81       $ .66       $ .28       $ .24
                                      ====        ====        ====        ====
Weighted average number of shares:
    Basic                          111,625     114,637     111,625     113,190
                                   =======     =======     =======     =======
    Fully diluted                  112,657     116,892     113,416     115,199
                                   =======     =======     =======     =======
Cash dividend per common share       $ .11       $ .10       $  --       $  --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1998 and 1997
(in thousands)

                                                          1998          1997
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 91,280      $ 77,551
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        11,171         8,316
      Amortization                                         5,791         5,761
      Minority interest                                      480            --
      Gain on sale of investments                         (1,139)         (266)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable                    (14,181)       (1,605)
        Inventories                                       (5,584)        2,171
        Prepaid expenses and other                        (2,859)       (5,811)
        Accounts payable                                  (4,479)       (4,758)
        Accrued income taxes                                 558        (3,760)
        Accrued wages and commissions                       (286)           67
        Other accrued expenses                             9,271         2,669
                                                         -------        ------
        Net cash from operating activities                90,023        80,335
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       24,885        34,528
  Purchases of investments                               (43,735)      (18,293)
  Capital expenditures                                   (33,954)      (11,255)
  Acquisitions, net of cash acquired                     (11,493)       (4,667)
  Increase in other assets                                (1,874)       (3,062)
  Other                                                     (254)         (280)
                                                         -------        ------
        Net cash used in investing activities            (66,425)       (3,029)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   1,935         1,281
  Issuance of common shares                                1,557         4,822
  Cash dividend                                          (12,256)      (11,476)
  Purchase of common shares                                   --       (83,743)
                                                         -------        ------
        Net cash used in financing activities             (8,764)      (89,116)
                                                         -------        ------
Effect of exchange rate changes on cash                   (7,970)        2,867
                                                         -------        ------
Increase (decrease) in cash and cash equivalents           6,864        (8,943)
Cash and cash equivalents, beginning of year              82,034       106,068
                                                         -------       -------
Cash and cash equivalents, end of period                $ 88,898      $ 97,125
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its wholly owned subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1997.

The accompanying consolidated balance sheet at May 31, 1997 has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Company has adopted the provisions of SFAS No. 128 "Earnings Per Share", retroactively for all periods presented. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options.

NOTE 2:     INVENTORIES.

Inventories at February 28, 1998 and May 31, 1997 are as follows:

                                   February 28,     May 31,
                                      1998            1997
                                   ------------     -------
                                        (in thousands)

    Raw materials                    $24,229        $20,958
    Work-in-process                   24,326         16,546
    Finished goods                    83,643         64,992
    Consigned inventory               48,574         49,027
                                    --------       --------
                                    $180,772       $151,523
                                    ========       ========

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and the impact of the transaction with BioMer (See Note 5).

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 1998 the Company issued 633,545 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $1,557,000.

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

Effective January 1, 1998, the Company and Merck KGaA,
Darmstadt, Germany ("Merck") entered into a Joint Venture Agreement ("Agreement") to manufacture and sell orthopedic and biomaterial products in Europe. Under the terms of the agreement, the Company and Merck each contributed their European orthopedic and biomaterials business operations to a new partnership entity and its wholly-owned holding company. Both the partnership and holding company (collectively "BioMer") are organized under the laws of The Netherlands. The Company is the general partner with a 50% interest and Merck is a limited partner with a 50% interest. The Company has control of BioMer through its voting control of the board of directors and, accordingly, the Company has consolidated the financial statements of BioMer for financial reporting beginning January 1, 1998 and has shown a minority interest for Merck's 50% interest.

The accounting for the exchange of the Company's European orthopedic operations for a controlling interest in another company is addressed in EITF Issue 86-29, "Nonmonetary
Transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value" and EITF Issue 90-13, "Accounting for Simultaneous Common Control Mergers". Under this accounting, the Company is deemed to have sold 50% of its European orthopedic operations, with purchase consideration being the fair value of the net assets deemed sold which results in a gain to the Company. The acquisition of a 50% interest in BioMer is accounted for as a business combination and the Company is required to adjust to fair value the acquired Merck net assets to the extent acquired (i.e., 50%) and the Company's European net assets to the extent sold (i.e., 50%), with the remainder of the BioMer net assets reported at historical cost.

The Company is currently completing valuations and other analyses to determine the fair values of the net assets of each parties' European business operations. In addition, the Company has retained specialists to assist in the allocation of purchase price to the acquired net assets of BioMer. Because of the complexity of the accounting for these transactions and the time required to complete the valuations, the amounts have not been finalized. Accordingly, the gain on the sale of 50% of the Company's European operations and the purchase accounting adjustments are based on preliminary estimates; however, management does not anticipate the final accounting will materially deviate from the preliminary estimates.

The preliminary estimated fair values of 50% of the Company's European orthopedic operations, which are deemed to have been sold to Merck in the formation of BioMer, approximates $48 million which results in a $15.2 million pre-tax gain which is reported in the quarter ended February 28, 1998. This gain is subject to final determination of fair value, and adjustments, if any, will be reported in the Company's fourth quarter results of operations. Deferred tax expense of $5.3 million was recognized in conjunction with recording this gain.

The acquisition of BioMer has been accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. BioMer has an April 30 fiscal year and, accordingly, the Company's consolidated financial statements for the quarter and nine months ended February 28, 1998 include BioMer's operations from January 1, 1998 to January 31, 1998.

Based upon preliminary fair values of the acquired net assets of BioMer and preliminary allocation of purchase price, the excess acquisition cost over fair value of the net tangible assets aggregates $21.7 million. This excess has been allocated as follows: $9.8 million to purchased in-process research and development ("R&D") and $11.9 million to other identified intangible assets and goodwill to be amortized over 10 to 15 years using the straight-line method. Purchased in-process R&D includes the value of products that are in the development stage and are not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed and, accordingly, $9.8 million of the acquisition cost was expensed in the third quarter ended February 28, 1998. No tax benefit was recorded in connection with writing off the purchased R&D.

Pro forma financial information had BioMer been acquired June 1, 1996 is not presented as it would not be materially different from the Company's historical results.

NOTE 6:     CONTINGENCIES.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29, 1996, the United
States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent.
Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in mid calendar year 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheets as of February 28, 1998 and May 31, 1997.

On June 2, 1997, the Company announced the entry of a jury
verdict against it in the United States District Court of New
Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology,
Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the
"Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed
Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the
expiration of the contract, constituted a breach of the
distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related
claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the
Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November
29, 1995. On September 2, 1997, the trial court entered an
amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury.  The Company is appealing the final amended judgment entered against the
Biomet Group to the United States Court of Appeals for the Third Circuit. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet group is required to deliver to an
escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the
plaintiff pending the outcomes of all appeals.   As of February 28,
1998, $74 million was delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of February 28, 1998. In addition, two additional installments of $17 million each will be delivered on July 31, 1998 and December 31, 1998.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 1998

The Company's cash and investments have increased $28,270,000 during the last nine months to $196,068,000 at February 28, 1998, despite the $12,256,000 cash dividend paid during the period.

Cash flows provided by operating activities were $90,023,000 for the first nine months of fiscal 1998 compared to $80,335,000 in 1997. Net income plus depreciation, amortization and an increase in other accrued expenses were the principal sources of cash from operating activities, offset by increases in accounts receivable and inventories.

Cash flows used in investing activities were $66,425,000 for the first nine months of fiscal 1998 compared to $3,029,000 in 1997. The primary uses of cash flows for investing activities were purchases of investments, purchases of capital equipment and business acquisitions (See Note 5 of the Notes to Consolidated Financial Statements) offset by sales and maturities of investments .

Cash flows used in financing activities were $8,764,000 for the first nine months of fiscal 1998 compared to $89,116,000 in 1997. The primary use of cash flows for financing activities was the cash dividend paid in the first quarter. In June 1997, the Company's Board of Directors declared a cash dividend of eleven cents ($.11) per share payable to shareholders of record at the close of business on July 11, 1997. In January 1997, the Company's Board of Directors authorized the purchase of up to an additional $60,000,000 of the outstanding Common Shares of the Company in open market or privately negotiated transactions through the close of business on January 28, 1998. During the first nine months of this fiscal year, the Company did not purchase any additional Common Shares.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs, purchases of Common Shares under the repurchase program and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1997

Net sales increased 9% to $467,079,000 for the nine-month period ended February 28, 1998, from $427,351,000 for the same period last year. The Company's U.S.-based revenue increased 9% to $342,463,000 during the first nine months, while foreign sales increased 10% to $124,616,000, net of a negative foreign exchange adjustment of $6,700,000. Biomet's worldwide sales of reconstructive products during the first nine months of fiscal 1998 were $278,789,000, representing a 10% increase compared to the first nine months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Maxim Total Knee System, the Alliance Hip System and revision products and the inclusion of one months revenues of BioMer (See Note 5 of the Notes to Consolidated Financial Statements). Sales of fixation products were $106,136,000 for the first nine months of fiscal 1998, representing a 7% increase as compared to the same period in 1997. Sales of spinal products were $25,199,000 for the first nine months of fiscal 1998, representing an 8% increase as compared to the same period in 1997. The Company's sales of other products totaled $56,955,000, representing a 13% increase over the first nine months of fiscal year 1997, primarily as a result of increased sales of arthroscopic and soft goods products and the Indiana Tome Carpal Tunnel Release System.

Cost of sales decreased as a percentage of net sales to 31.1%
for the first nine months of fiscal 1998 from 32.2% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Selling, general and administrative expenses
decreased as a percentage of net sales to 35.2%, compared to 36.2% for the first nine months of last year. This reduction is principally the result of the consolidation of the operations of Kirschner into various other subsidiaries and reduced legal costs. Research and development expenditures increased during the first nine months to $27,493,000 reflecting the consolidation of BioMer's research and development expenses, and the expensing of $9.8 million of purchased in-process research and development relating to the acquisition of 50% of Merck's European operations. Operating income rose 11% from $116,852,000 for the first nine months of fiscal 1997, to $129,949,000 for the first nine months of fiscal 1998. Other income increased for the first nine months of fiscal year 1998 as a result of the $15.2 million gain realized of the sale of 50% of Biomet's European operations to Merck in connection with the formation of BioMer, offset by exchange losses realized on foreign currency transactions. The effective income tax rate increased to 39.3% for the current period compared to 37.3% for the same period in fiscal 1997 due to the expensing of the purchased in-process research and development not having a tax benefit.

These factors resulted in an 18% increase in net income to $91,280,000 from $77,551,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997 . Basic earnings per share increased 21%, from $.68 to $.82 for the periods presented, while diluted earnings per share increased 23%, from $.66 to $.81 for the periods presented

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1997

Net sales increased 10% to $160,968,000 for the third quarter of fiscal year 1998, as compared to $146,164,000 for the same period last year. Operating income declined 6% from $41,067,000 for the second quarter of fiscal 1997, to $38,462,000 for the second quarter of fiscal 1998 due to the expensing of the purchased in-process research and development. During the third quarter, net income increased 15% to $31,257,000 as compared to $27,279,000 for the same period last year. Basic and diluted earnings per share both increased 17% from $.24 per share for the second quarter of fiscal 1997, to $.28 per share for the same period of fiscal 1998. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

OTHER SIGNIFICANT EVENTS.

Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck") entered into a Joint Venture Agreement ("Agreement") to manufacture and sell orthopedic and biomaterial products in Europe. Under the terms of the agreement, the Company and Merck each contributed their European orthopedic and biomaterials business operations to a new partnership entity and its wholly-owned holding company. Both the partnership and holding company (collectively "BioMer") are organized under the laws of The Netherlands. The Company is the general partner with a 50% interest and Merck is a limited partner with a 50% interest. The Company has control of BioMer through its voting control of the board of directors and, accordingly, the Company will consolidate the financial statements of BioMer for financial reporting and show a minority interest for Merck's 50% interest.

The acquisition of BioMer has been accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. BioMer has an April 30 fiscal year and, accordingly, the Company's consolidated financial statements for the quarter and nine months ended February 28, 1998 include BioMer's operations from January 1, 1998 to January 31, 1998.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent.
Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The
Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in mid calendar year 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheets as of February 28, 1998 and May 31, 1997.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet group is required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. As of February 28, 1998, $74 million was delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of February 28, 1998. In addition, two additional installments of $17 each million will be delivered on July 31, 1998 and December 31, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K.
            A report on Form 8-K was filed February 16,1998 with respect to
            Item 2 of that form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  4/17/98                       BY: /s/  GREGORY D. HARTMAN
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