Form 10-K
period 1998-05-31
BIOMET INC
filed 1998-08-05
CIK 351346

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
         For the fiscal year ended May 31, 1998.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the transition period from _______________ to________________.

                          Commission file No. 0-12515.

                                  BIOMET, INC

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

               COMMON SHARES             RIGHTS TO PURCHASE COMMON SHARES
             (Title of class)                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 20, 1998, as reported by the Nasdaq Stock Market, was approximately $3,275,100,000. As of July 20, 1998, there were 112,123,018 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          PARTS OF FORM 10-K
                                                          INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                        IS INCORPORATED
Proxy Statement with respect to the 1998
Annual Meeting of Shareholders of the Registrant                Part III

================================================================================

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to, statements related to the timing and number of planned new product introductions, the timing of the implementation of regulatory requirements and related compliance plans, trends in new product regulatory review procedures, the anticipated effects of regulatory matters on product pricing and service offerings of the Company, the outcome of clinical studies, trends in technology, the future importance of patent protection, the future availability of raw materials, the anticipated adequacy of the Company's capital resources to meet its litigation exposures and the other needs of its business and the ability of the Company to become year 2000 compliant. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, bone cements, bone substitutes, spinal implants and craniomaxillofacial products and instruments. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than twenty-five locations worldwide. Biomet markets its products in the United States through independent commissioned sales representatives, in Australia, Austria, Belgium, France, Germany, Holland, Italy, Mexico, New Zealand, Poland, Portugal, Spain and the United Kingdom primarily through direct sales representatives, and in other international markets through independent sales representatives and specialty medical product dealers. Electro-Biology, Inc. ("EBI"), a subsidiary of Biomet, sells electrical stimulation and external fixation devices through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in more than 100 countries.

As more fully described in Note C of the Notes to Consolidated Financial Statements, effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a joint venture agreement to manufacture and sell orthopedic and biomaterials products in Europe. The Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new entity, BioMer C.V. ("BioMer"). The Company controls BioMer and, accordingly, consolidates the financial statements of BioMer for financial reporting and reflects Merck KGaA's 50% interest as a minority interest. The acquisition of BioMer has been accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition.

Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

During fiscal year 1998, the Company realigned the reporting of its sales into four major product groups: reconstructive devices, fixation products, spinal products and other products. Reconstructive devices include total knee, total hip and shoulder systems, as well as bone cements and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation product sales include internal and external fixation devices, craniomaxillofacial fixation systems and EBI's electrical stimulation devices which do not address the spine. Spinal product sales include EBI's SpF(R) Spinal Fusion Stimulation System and the SpineLink,(TM) Omega 21(TM) and K2(TM) spinal fixation systems. The "other product" sales category includes arthroscopy products, softgoods products, casting materials, general surgical instruments, operating room supplies and other surgical products such as the Indiana Tome(TM) Carpal Tunnel Release System. The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 1998.


                                                            YEARS ENDED MAY 31,
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
                                       1998                        1997                       1996
                                            PERCENT                     PERCENT                     PERCENT
                                  NET        OF NET           NET        OF NET           NET        OF NET
                                SALES         SALES         SALES         SALES         SALES         SALES
                                -----         -----         -----         -----         -----         -----
Reconstructive  Devices      $389,483           60%      $347,762           60%      $323,783           61%

Fixation Products             144,853           22%       132,875           23%       122,819           23%

Spinal Products                35,902            6%        31,426            5%        23,690            4%

Other Products                 81,167           12%        68,284           12%        64,867           12%
                             -------------------------------------------------------------------------------
Total                        $651,405          100%      $580,347          100%      $535,159          100%
                             -------------------------------------------------------------------------------


RECONSTRUCTIVE DEVICES

Reconstructive Devices are used to replace joints which have deteriorated as a result of disease (principally arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of one or more manufactured components. The Company's primary reconstructive joints are the hip, knee and shoulder, but it also produces other peripheral joints (including the ankle and elbow). In addition, the Company produces the associated instruments required by the orthopedic surgeon to implant the Company's Reconstructive Products.

In July 1993, the Company received 510(k) clearance from the United States Food and Drug Administration ("FDA") (see "Government Regulation" section for a general discussion of the regulatory clearance and approval process) for hip and knee polyethylene components manufactured according to a patented process and marketed under the trademark, ArCom.(R) ArCom components are machined from uniform compression molded bar stock manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize mechanical and wear properties of the polyethylene bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

     KNEE SYSTEMS. The Maxim(R) Complete Knee System incorporates primary, posterior stabilized and revision components and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has compromised soft tissue and instability. The Company also has developed simplified instrumentation for the implantation of the Maxim Total Knee System components. The Maxim Total Knee System is the Company's largest selling knee system.

The Company's AGC(R) Total Knee System, with over 10 years of positive clinical results, is one of the most clinically successful, comprehensive total knee systems in the orthopedic industry. The AGC Total Knee System consists of cobalt chromium alloy femoral and tibial components, matching reinforced tibial components and appropriately sized polyethylene patella components for patellar resurfacing. AGC components are available either with or without a porous titanium alloy surface designed to enhance the attachment of bone cement to the implant surfaces. The Company, with surgeon collaboration, also has developed surgical techniques and supporting implantation instruments for the AGC and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the knee following the surgical procedure. The Company has expanded its total knee product line to include the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous failure or tumor resections.

The Ascent(TM) Total Knee System, scheduled for release during fiscal year 1999, incorporates an open box posterior stabilized femoral component with a swept anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to aid in enhanced patella tracking and a reduction in lateral release rates. All tibial bearing surfaces are made from the Company's proprietary ArCom polyethylene for optimum wear resistance.

The T-1(TM) Ritter Revision Knee Instruments, scheduled for release during fiscal year 1999, are based on the concept of "trial first." This unique system provides the surgeon with the ability to reference the position of the patella for establishment of the joint line prior to the resection of any bone in revision knee surgery.

The Trac(R) Mobile Bearing Knee System, which has experienced a successful launch in Europe, is a unique knee system utilized primarily in total knee arthroplasty for younger more active patients. The rotating platform design allows enhanced mobility and increased anatomic flexibility for the patient. This system is currently involved in clinical studies in the United States.

The Company's offering of knee systems was augmented by the introduction of the Repicci II(TM) Unicondylar Knee System, the first minimally-invasive knee arthroplasty procedure of its kind. This system incorporates self-aligning metal and polyethylene components which can be inserted via an extended arthroscopic approach. This innovative procedure which can often be performed on an outpatient basis, requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss.

     HIP SYSTEMS. All femoral hip prostheses produced by the Company consist of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of head sizes, neck lengths, stem lengths, stem cross-sections and configurations. The Company currently offers several total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone cement to the stem, or in a press-fit configuration, and allows the component's use without bone cement.

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

One of Biomet's largest selling reconstructive systems is the Mallory-Head(R) Hip Program. The Mallory-Head Hip Program is designed to meet surgeons' needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

The Mallory-Head revision femoral components provide innovative solutions for difficult revision cases. The long stem revision components feature the primary proximal finned geometry with additional stem lengths to bridge cortical bone defects and to provide increased stability. The head/neck porous revision components feature multiple resection levels to compensate for proximal bone deficiencies. An optional trochanteric bolt or grip provides additional rotational stability and implant fixation. In May 1995, the FDA cleared the Mallory-Head Modular Calcar System for cemented use. This system provides the surgeon with intraoperative flexibility to independently size the proximal and distal femur with the appropriate implant size and shape, even in cases of severe bone deficiency. This is accomplished by using interchangeable modular subcomponents.

The Alliance(R) family is designed to address the growing trend toward standardization of total hip systems within hospitals and across surgeon groups. The Alliance family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance family includes the Integral,(R) Bi-Metric,(R) Answer,(R) Hip Fracture(TM), Rx90,(R) Osteocap rs(R) and Progressive(TM) Hip Systems. During fiscal year 1999, the Company plans to introduce an improved instrumentation system for the Alliance family.

The Company is currently involved in a clinical trial with a metal-on-metal total hip system. This hip system combines a cobalt chrome head with a cobalt chrome liner to produce a total hip system that could potentially demonstrate less wear debris than conventional systems.

     SHOULDER SYSTEMS. During fiscal year 1997 the Company received 510(k) clearance for the Bi-Angular(R)/Bi-Polar Shoulder System. The Bi-Polar humeral head is marketed for use in primary cases of noninflammatory degenerative joint disease, rheumatoid arthritis, correction of severe functional deformity and fracture. The Bi-Angular(R)/Bi-Polar Shoulder System was introduced in February 1997 and is the only FDA-cleared Bi-Polar Shoulder in the United States.

The Integrated(TM) Shoulder System offers surgeons a wide variety of
reconstructive products.   As part of the Integrated Shoulder System, the
Atlas(R) Modular shoulder prosthesis was introduced during fiscal year 1996 to further augment the surgeon's ability to match the prosthesis to the individual patient. This device incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. Since its introduction in 1987, the Bio-Modular(R) Total Shoulder System has proven to be clinically effective and versatile. This system was designed to simplify the shoulder replacement procedure and surpass the durability and clinical outcome requirements of previous designs.

     OTHER RECONSTRUCTIVE DEVICES. Biomet's Patient-Matched Implant ("PMI(R)") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet's reconstructive sales. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system. A patented technology owned by the Company allows the use of CT data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging technology, Biomet's PMI group is able to assist the physician, prior to surgery, by creating electronic 3-D models. Within strict deadlines, the model is used by engineers to create a PMI design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints in the body.

During fiscal year 1999, the Company plans to introduce two new elbow systems. The first, the iBP(TM) Elbow System, is an updated version of the Kudo(R) Elbow that has experienced success in Europe. The new design is a non-linked, semi-constrained elbow system that enhances the preservation of bone in the distal humerus. The second, the Bi-Axial(TM) Elbow System, incorporates a unique "chain link" dual articulation design that is useful in primary, salvage and revision cases.

The Company is involved in a variety of research projects involving bone cements and delivery systems. Currently, the Company sells bone cements only in Europe.

FIXATION PRODUCTS

Fixation Products include external fixation devices, electrical stimulation devices that do not address the spine, craniomaxillofacial fixation systems, internal fixation devices, and bone substitute materials.

     EXTERNAL FIXATION DEVICES. During fiscal year 1996, EBI launched a proprietary external fixation system, the EBI-X-FIX(R) DynaFix(R) External Fixation System. Market acceptance of the DynaFix System has been extremely positive, and it is currently the leading external fixation system in the United States. The DynaFix System is a patented device which is utilized in complicated trauma situations and in certain limb lengthening applications.

The DynaFix(R) Hybrid Ring Fixator, introduced during fiscal year 1998, is designed for use in fractures surrounding joints that require small fragment fixation. This product is EBI's introductory development of a ring fixation product for use close to the joint. Another new product which addresses this small joint market is the BioSymMetRic(TM) PIP Fixator. This simple, low profile external fixator for finger joints provides static or dynamic fixation.

     ELECTRICAL STIMULATION DEVICES. EBI is the market leader in the electrical stimulation segment of the fixation market. The EBI Bone Healing System(R) is a non-invasive device used in the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and non-surgical methods. For clinical purposes, the FDA has defined a "nonunion" as a case in which no radiographic progression has been seen for three months. The non-invasive devices sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudoarthrosis.

The EBI Bone Healing System produces low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues exposed to the signals. These pulses, when suitably configured in amplitude, repetition rate and duration, affect bone cells. EBI's non-invasive stimulator has two components: treatment heads and a control unit. The treatment heads contain electrical coils and are connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment heads which may be placed over a patient's cast, incorporated into the cast, or worn over the skin.

The Model 1200 Bone Healing System utilizes household current, or a rechargeable power supply, and allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast or the coil can be worn over the skin if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment and for patient compliance history. The Model 1200 Bone Healing System is a light-weight, smaller and easier to use unit, which was designed to encourage patient compliance and enhance clinical success. EBI intends to introduce the Bone Healing System Model 2100, a newly designed compact model, during fiscal year 1999.

EBI also manufactures the FLX(R) Flexible Treatment Coils for use with the EBI Bone Healing System. The FLX Flexible Treatment Coils are extremely lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens. When used conjunctively with the EBI Bone Healing System, the FLX Flexible Treatment Coils afford higher bone healing success rates. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation systems.

     CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical offers exodontia instruments, Hard Tissue Replacement Polymer Facial Implants and custom craniofacial implants, as well as electric powered surgical drills and saws for use in craniomaxillofacial and small bone surgery. Lorenz Surgical also manufactures and markets resorbable plate and screw systems for craniomaxillofacial surgery in the United States, the European community, the Pacific Rim, Canada, South America and South Africa.

The LactoSorb(R) Craniomaxillofacial Fixation System is a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb System is comparable in strength to titanium plating systems and is completely resorbed within nine to fifteen months after implantation. The initial market response for the LactoSorb System has been positive, especially in pediatric and craniofacial reconstruction cases.

Lorenz Surgical is in the process of developing a comprehensive dental implant system with a proprietary design. Lorenz Surgical expects to introduce its dental implant system by the end of fiscal year 1999. A dental implant system is a small titanium screw or cylinder that is surgically placed directly into the jaw and serves as a foundation for a replacement tooth. Dental implants permit patients to regain most of the functionality of their natural teeth.

     INTERNAL FIXATION DEVICES. The Company's fixation devices include internal bone fixation devices such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. These implants are intended as aids to healing and may be removed when healing is completed; they are not intended to replace normal body structures.

The Uniflex(R) Nailing System, which is the Company's largest selling internal fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) small bone locking nail and the Vector(R) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. The Biomet(R) Retrograde Femoral Nail is a clinical option for femoral fractures that occur below mid-shaft, while the Retrograde Humeral Nail, introduced during fiscal year 1998, provides an option for distal and/or mid-shaft humeral fractures without violating the rotator cuff.

The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The Company plans to introduce the Vari-Angle Hip Screw (VHS(TM)) during fiscal year 1999. This unique compression hip screw will allow the hospital to carry less inventory, while providing greater intraoperative selection of optimum fixation angle. The BMP(TM) Cable and Cable Plate System is used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to repair existing femoral fractures. System specific instrumentation for the BMP Cable System is precise and allows reproducible results.

     BONE SUBSTITUTE MATERIALS. The Company is engaged in two separate bone substitute material projects through its subsidiary, BioMer. The first, Endobon(TM), is a bovine-derived material with interconnecting porosity available in indication-specific shapes. This material is free of organic components due to the sintering process which converts it into a non-resorbable ceramic material which is stable long-term after implantation. Endobon has regulatory approval in Europe and was recently approved for certain dental indications in the United States. The second, Biobon,(TM) is a totally synthetic calcium phosphate material with a composition similar to the mineral phase of bone. This compound sets by an endothermic reaction at 37 degree Celcius in moist surroundings to form a solid material which is gradually resorbed and replaced by natural bone within three months. BioMer plans to launch this product in Europe during fiscal year 1999.

SPINAL PRODUCTS

Spinal Products include EBI's SpF(R) Spinal Fusion Stimulation System and the SpineLink(TM) and Omega 21(TM) Spinal Fixation Systems.

     SPINAL FUSION STIMULATION SYSTEM. Invasive electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. EBI's SpF-2, a two lead implantable spinal fusion stimulator, allows EBI to offer orthopedic surgeons the SpF spinal fusion technology for the growing posterior lateral procedure market. Another SpF product, the SpF-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitor-

* VHS is a trademark of AVR Orthopedics, Ltd.

ing after implantation. The compact design of the SpF-T provides easier surgical implantation and explantation while increasing patient comfort. EBI's SpF-XL, is designed to address multilevel fusions of 3 to 5 levels. The XL has longer leads and delivers 40 micro amps of output. In fiscal year 1996, the XL line was expanded to include the SpF-XLII which provides the same benefits as the XL, in a two lead configuration. The implantable devices consist of a generator providing a constant direct current to a titanium cathode placed where bone growth is required. Over the years EBI has developed new techniques and device modifications for the SpF product line to address the anterior and posterior lumbar interbody fusion market segments. More than 70,000 SpF spinal fusion stimulation systems have been used successfully since this product was introduced in 1987.

     SPINAL FIXATION SYSTEMS. During fiscal year 1998, EBI introduced the SpineLink(TM) Spinal Fixation System that addresses many of the inherent drawbacks of traditional rod and plate systems. With the SpineLink System, each spine segment is addressed individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink optimizes accessibility to the bone graft site while increasing the volume of graft that can be used in spinal fusion surgery. During the third quarter of fiscal year 1998, EBI received 510(k) clearance from the FDA to market the SpineLink Cervical Fixation System addressing the cervical region of the spine. This system is scheduled for full release during fiscal year 1999.

During fiscal year 1999, EBI plans to introduce the Omega 21(TM) Spinal Fixation System in the United States. This system will round out EBI's domestic spinal fixation product line by offering its customers a traditional rod and screw system.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including arthroscopy products, orthopedic support devices (also referred to as softgoods), operating room supplies, casting materials, general surgical instruments and other surgical products such as the Indiana Tome(TM) Carpal Tunnel Release System. AOA, a division of EBI, manufactures and distributes its own extensive line of orthopedic support products. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary.

The Indiana Tome(TM) Carpal Tunnel Release System is an innovation in carpal tunnel surgery. This patented system combines the best aspects of both the minimally invasive endoscopic approach and the traditional open procedure. Biomet's offering of hand products will be expanded during fiscal year 1999 with the introduction of the Trigger Finger Release Knife. This advancement enables the procedure to be performed through a 2mm incision under local anesthesia.

EBI began distribution of its line of controlled cold therapy units during fiscal year 1996. EBIce(R), the first disposable and portable controlled cold therapy product offered by the Company, is used to aid in the reduction of postoperative pain, edema and blood loss.

     ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors and procedure-specific instruments and implants. Arthrotek's principal products consist of the Harpoon(R) Soft Tissue Anchor System, the IES(R) 1000 System, the PowerPump(R) 800, the Tunneloc(R) ACL Fixation System and manual instruments including the BackBiter(R) forceps instrument. The IES 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump 800 provides the ability for surgeons to independently control flow and pressure and use the pump in conjunction with other arthroscopy shaver systems. The Tunneloc System was augmented with the Bone Mulch(TM) Screw and the Washerloc(TM) Tibial Fixation System released in fiscal year 1997.

     ORTHOPEDIC SUPPORT DEVICES. The Company produces an extensive line of standard orthopedic support devices, many of which are sold under the CTN(R) and START(R) trademarks. These devices include elbow, wrist, abdominal, thigh and ankle supports, in addition to a wide variety of knee immobilizers and braces. The CTN product line primarily addresses the sports medicine market. CTN compression wraps with Soft-Ice(R) are used in compression cold-therapy treatment, both post-operative and during rehabilitation. The Company also distributes the Active Ankle,(R) a unique ankle stirrup brace which addresses the sports rehabilitation market.

EBI distributes a line of orthopedic support devices under the AOA(R) name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints.


Soft-Ice is a registered trademark of Polar Products, Inc.
Active Ankle is a registered trademark of Active Ankle Systems, Inc.

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

     CASTING MATERIALS. EBI introduced the SynthoCast(R) HP high performance casting tape during fiscal year 1998. This casting material is lighter, stronger and more comfortable than conventional plaster products. The SynthoCast tape offers pre-cut splints on a roll which saves time, controls waste and improves the convenience for the patient and physician. EBI manufactures and distributes a variety of casting products for use in the application and removal of orthopedic casts and splints. Included in these products are both synthetic casting tape and synthetic splints fabricated using an advanced fiberglass/polyester substrate material impregnated with a polymer resulting in casting and splinting products that are lightweight, high strength and available in a variety of colors.

PRODUCT DEVELOPMENT

For the years ended May 31, 1998, 1997 and 1996, the Company expended approximately $36,120,000, $23,201,000 and $24,054,000, respectively, on research and development. As more fully described in Note C of the Notes to Consolidated Financial Statement, the research and development expense for fiscal year 1998 includes a one-time $9.8 million charge for acquired in-process research and development. It is expected that on-going research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision products, arthroscopy products, resorbable technology, bone cements and bone substitute materials. The Company's primary research and development facilities are located in Warsaw, Indiana and Darmstadt, Germany.

The Company's research and development efforts contributed to the introduction in fiscal year 1998 of the following products: Reach(TM) Revision Hip System, Progressive(TM) Primary Anteverted Hip Stem, T-1(TM) Ritter Revision Knee Instrumentation, Maxim(R) Simplified Instrumentation System and the Bio-Modular(R) 3-Peg Glenoid component. During fiscal year 1999, the Company intends to release the following products: Silhouette(R) Cemented Hip System, improved instrumentation for the Alliance family, the Recovery(R) Protrusio Cage, the Ascent(TM) Total Knee System and the Bi-Metric(R) Modular Revision Hip System.

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

In July 1991, the Company and United States Surgical Corporation ("U.S. Surgical") entered into a cooperative effort to develop and market a line of state-of-the-art bioresorbable orthopedic and oral-maxillofacial implants. On March 15, 1996, that effort was terminated by a mutual agreement under the terms of which each of the parties retains the right to pursue the technologies developed during their joint efforts. The Company and U.S. Surgical have agreed not to sell products that incorporate the type of resorbable materials used during the cooperative effort in the orthopedic and oral-maxillofacial markets, respectively, until March 15, 1999. After that time, Biomet plans to market resorbable orthopedic products designed for the repair of the meniscus, shoulder and ligament.

GOVERNMENT REGULATION

The development, testing, marketing and manufacture of medical devices - such as arthroscopy, reconstructive, electrical stimulation and internal fixation devices - are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations generally applicable to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. Biomet, EBI, Lorenz Surgical and Arthrotek are registered with the FDA.

In addition, the sale and marketing of medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices, including most devices used or implanted in the body, require FDA premarket approval before they may be distributed other than in clinical trials.

The Company's reconstructive and trauma products are regulated as Class II or Class III medical devices. The Company's spinal fixation systems are regulated as Class II devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may be placed into Class III by the FDA. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 30 months of the Class III determination.

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

The Safe Medical Device Act of 1990 (the "1990 Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The 1990 Act was the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The 1990 Act gave the FDA expanded emergency recall authority, required that a summary be made available of the safety and effectiveness in the 510(k) process and added design validation as a requirement of Good Manufacturing Practices. The 1990 Act also granted the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health. Management does not believe the 1990 Act has had a material adverse effect on the Company or its operations.

On November 21, 1997 the FDA Modernization Act (the "Modernization Act") was signed into law. The Modernization Act amended the Food, Drug and Cosmetic Act in an effort to streamline the process of bringing safe and effective drugs, medical devices and other therapies to the United States market. With respect to medical devices, the Modernization Act requires the FDA to focus its resources on the regulation of those devices that pose the greatest risk to the public and offer the most significant benefits. The FDA must base its decisions on clearly defined criteria and provide for appropriate interaction with the regulated industry. The Modernization Act assumes an enhanced collaboration between the FDA and the regulated industry will accelerate the introduction of safe and effective devices to the United States marketplace. At this time, management is not able to determine the effect, if any, the Modernization Act will have on the time required to obtain FDA approval of its products.

The Company is well-positioned to face the changing international regulatory environment. The ISO 9000 series of standards are an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union now requires that medical products bear a CE mark. The CE mark is an international symbol which indicates that the product adheres to European Medical Device Regulations. ISO 9000 certification is a requirement for obtaining the CE mark on most of the Company's products. The Company's facilities in Warsaw, Indiana; Fairlawn, New Jersey; Parsippany, New Jersey; Jacksonville, Florida; Guaynabo, Puerto Rico; and Ontario and Redding, California in the United States as well as the facilities in Germany, Spain, France and the United Kingdom are authorized to place the CE mark on their products.

SALES AND MARKETING

Reconstructive devices are distributed in the United States through approximately 380 independent commissioned sales representatives ("distributors") and sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. A few of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

EBI and AOA products are distributed in the United States through EBI's wholly-owned subsidiary, EBI Medical Systems, Inc. ("EBIMS"), a Delaware corporation with offices in Parsippany, New Jersey. EBIMS maintains a direct sales force of approximately 250 people which operates in assigned territories throughout the United States. EBI and AOA products are also distributed through a growing distribution network in Central and South America, Canada, Asia and Europe.

Lorenz Surgical products are distributed in the United States through approximately 75 independent commissioned sales representatives and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas. Additionally, Lorenz Surgical supplies a full-line of surgical hand-held instruments for sale through the Biomet distributor network. Lorenz Surgical products are marketed internationally through a growing network of distributors and sales representatives throughout Europe, Asia, Africa, Canada, and Central and South America.

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

The Company's products are marketed primarily through direct sales representatives in Australia, Austria, Belgium, France, Germany, Holland, Italy, Mexico, New Zealand, Poland, Portugal, Spain and the United Kingdom and through independent sales representatives and specialty medical product dealers in other international markets. The Company's products are distributed in approximately 100 countries worldwide.

For the fiscal years ended May 31, 1998, 1997 and 1996, the Company's foreign sales were approximately $187,378,000, $154,825,000, and $138,452,000, respectively, or 29%, 27%, and 26% of net sales, respectively. Additional data concerning operating income and identifiable assets by geographic areas are set forth in Note J of the Notes to Consolidated Financial Statements included in
Item 8 of this Report.

The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in Australia, Austria, Belgium, France, Germany, Holland, Italy, Mexico, New Zealand, Poland, Portugal, Spain and the United Kingdom. As of May 31, 1998, inventory of approximately $57,775,000 was consigned to these distributors, salespersons and hospitals.

Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Prospective Payment Assessment Commission acts for Congress in evaluating, redefining and adjusting DRGs to encompass technology changes and efficiencies experienced by hospitals. Biomet products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures) and DRG 210 (Hip and Femur Procedures). The 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business, however, the future impact of these amendments can not be estimated at the present time.

Biomet's Health Care Initiatives Department ("HCI") is dedicated to providing "value-added" programs and services to assist Biomet's customers as they address today's highly competitive environment. These programs and services are designed to assist orthopedic surgeons and hospitals to improve the quality of patient care, reduce cost, improve efficiency and improve patient and staff satisfaction. HCI plans to continue to enhance these programs and create new programs to increase the efficiencies of the Company's customers.

COMPETITION

The business of the Company is highly competitive. Approximately seven other manufacturers offer reconstructive devices which compete with the Company's products. Major companies in this industry include Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; DePuy, Inc.; Smith & Nephew, Inc.; Osteonics, Inc., a subsidiary of Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Intermedics Orthopedics, Inc., a division of Sulzermedica. Management believes these seven companies, together with Biomet, have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily on the basis of service and product design, although price competition has become increasingly important in recent years as the orthopedic industry matures and as providers have become more concerned with health care costs. At the present time, price is an important factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies. In addition, health care providers increasingly limit the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. In recent years the Company has experienced pricing pressure for its products, however, the Company believes that the pricing environment is beginning to stabilize and we foresee an environment that will once again focus on quality of care. The Company believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of Sofamor Danek Group, Inc. and AcroMed Corporation, a subsidiary of DePuy, Inc.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitors in the external fixation market are Smith & Nephew Inc.; Howmedica, Inc., a subsidiary of Pfizer, Inc. and Orthofix, Inc. (see Item 3. - Legal Proceedings). The Company's fixation product lines compete with those of ACE Orthopedics, a division of DePuy, Inc.; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Smith & Nephew Inc. and Synthes USA.

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

Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of CONMED Corporation; Stryker Corporation; Smith & Nephew Endoscopy, a division of Smith & Nephew Inc.; Arthrex, Inc.; Olympus; Richard Wolf and Karl Storz.

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

EMPLOYEES

As of May 31, 1998, the Company's domestic operations (including Puerto Rico) employed approximately 2,000 persons, of whom approximately 1,200 were engaged in production and approximately 800 in sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employed approximately 1,100 persons, of whom approximately 460 were engaged in production and approximately 640 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales, facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain, and Germany, also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

PATENTS AND TRADEMARKS

As a result of the rapid development of reconstructive products, patents historically have not been a major factor in the orthopedic industry. However, as the industry matures, patents and other forms of intellectual property are taking on increased importance. Accordingly, management has placed greater significance on patents and is taking steps to increase its acquisition of intellectual property rights. In addition, management is actively enforcing its intellectual property rights consistent with strategic objectives.

BIOMET, EBI, W'. LORENZ, AOA, and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.

ITEM 2.  PROPERTIES.

The Company has the following properties:


FACILITY                                                     LOCATION                             SQUARE FEET OWNED/LEASED

Principal manufacturing facility, distribution center        Warsaw, Indiana                      340,000              Owned
and executive offices of Biomet

Manufacturing facility of Biomet                             Fair Lawn, New Jersey                 40,000              Owned

Office and manufacturing facility of EBI                     Guaynabo, Puerto Rico                 34,700              Owned

Marketing and sales operations                               (1) Parsippany, New Jersey            63,000              Owned
of EBIMS and administrative offices of EBI                   (2) Parsippany, New Jersey           126,000              Owned

Manufacturing facility of EBIMS                              Parsippany, New Jersey                45,000              Owned

Manufacturing facilities of EBI                              (1) Marlow, Oklahoma                  30,000              Owned
                                                             (2) Delray Beach, Florida              8,000              Leased

Administrative, manufacturing and distribution facility      Jacksonville, Florida                 82,500              Owned
of Lorenz Surgical

Office and manufacturing facilities                          (1) Ontario, California               35,400              Owned
of Arthrotek                                                 (2) Redding, California                6,300              Leased

Office manufacturing and warehouse facility of               Indianapolis, Indiana                 16,000              Leased
Catheter Research Institute, Inc.

Office and warehouse facility of Biomet                      Australia                              9,100              Leased
Australia Pty. Ltd.

Office and warehouse facility of Biomet Canada, Inc.         Ontario, Canada                        3,500              Leased

Manufacturing and administrative                             (1) Bridgend, South Wales             85,700              Owned
facilities of Biomet Merck Ltd.                              (2) Swindon, England                  53,400              Owned

Office and warehouse facility of Biomet Mexico S.A. de C.V.  Mexico City, Mexico                    1,100              Leased

Office and warehouse facility of Biomet Orthopedics Ltd.     New Zealand                           10,900              Leased

Office, manufacturing and warehouse facilities               (1) Berlin, Germany                   45,200              Owned
of Biomet Merck Deutschland GmbH                             (2) Berlin, Germany                   16,900              Owned

Office and warehouse facility of Biomet SpA                  Milan, Italy                          10,800              Owned

Office and manufacturing facility of IQL                     Valencia, Spain                       69,600              Owned

Office facility of IQL                                       Madrid, Spain                          4,500              Owned

Office and research & development facility of Polymers       Farum, Denmark                         7,500              Leased

Office and warehouse facility of Biomet Merck                Warsaw, Poland                         1,200              Leased
Polska s.p.z.o.o.


FACILITY                                           LOCATION                              SQUARE FEET OWNED/LEASED

Office and warehouse facility of Biomet Merck SA   (1) Chauteaurenard, France*           37,500             Owned
                                                   (2) Les Pennes Mirabeau, France        7,200            Leased
                                                   (3) Levallois, France                 18,300            Leased
                                                   (4) Chamoz, France                     7,000             Owned

Office and manufacturing facility of               Valence, France                       85,000             Owned
Biomet Merck SA

Office and warehouse facility of Ortomed BV        The Netherlands                       21,500             Owned
and BioMer CV

Office and warehouse facility of Mediplant NV/SA   Belgium                               11,000            Leased

Office and research and development facility       Darmstadt, Germany                    29,200            Leased
of Merck Biomaterial GmbH

Office and warehouse facility of Merck             Vienna, Austria                       15,000            Leased
Biomaterialien GmbH

Office and warehouse facility of Biomet            (1) Altdorf, Switzerland               3,200            Leased
Merck GmbH                                         (2) Oberengstringen, Switzerland       1,400            Leased

Office and warehouse facility of                   Lisbon, Portugal                       9,100            Leased
Sociedade Comercial Multiradix S.A.


*The operations at this facility have ceased and the facility is being leased to another party.

The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products.

ITEM 3. LEGAL PROCEEDINGS.

Litigation - In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") and against the Company awarding Tronzo approximately $55 million in damages on the patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented a reduced jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudment interest. The trial court dismissed, with prejudice, Tronzo's claims based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in the second half of calendar year 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with a value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcome of all appeals. These investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheets as of May 31, 1998 and 1997.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing, to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcome of all appeals. As of May 31, 1998, $74 million in investments have been delivered to the escrow agent and are included in investments on the Company's consolidated balance sheet. An additional installment of $17 million was delivered on July 31, 1998 and a final installment of $17 million will be delivered on December 31, 1998.

Based on the information currently available and advice from legal counsel, management believes that the trial courts' judgments in the Tronzo and Orthofix cases will not be upheld upon appeal. Therefore, no amounts related to these two cases have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of either, or both, of these cases, the ultimate liabilities could be material to the Company's operating results in the period such losses are recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to these two cases.

The Company and Joint Medical Products Corporation ("Joint Medical"), acquired by Johnson & Johnson in 1995, were involved in a dispute in which Joint Medical made claims of patent infringement against Biomet, Kirschner Medical Corporation and several other manufacturers of orthopedic devices generally relating to certain acetabular cups that have an asymmetric bearing. On July 20, 1998, the Company and Joint Medical's licensing agent, BTG International Limited, agreed to settle the matter and entered into a licensing agreement under the terms of which the Company received a release and license for the Joint Medical patents and pending patent applications at issue. The terms of the settlement will not have a material effect on the Company's financial position or future operations.

In October, 1997 the Company received a subpoena from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), in conjunction with the possible fraudulent submission of claims for Medicare reimbursement. The subpoena seeks the production of documents referring or relating to any of Pennsylvania Hospital and Thomas Jefferson Hospital, two of the Company's major hospital customers in Philadelphia; a physician group practicing under the name Orthopaedic Reconstructive Associates; and the Rothman Institute. The Company also is aware that its distributor servicing the hospitals has received a similar subpoena. The Company does not itself submit claims to or receive reimbursements from Medicare, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. The Company has not been advised of the precise subject matter of the HHS/OIG investigation, but it has long-standing research, product development, physician training, clinical follow-up and data collection relationships with the physician group. The Company is fully cooperating with HHS/OIG in this matter, and is unable to predict what action, if any, might be taken in the future by HHS/OIG as a result of its investigation or what impact, if any, the outcome of this matter might have on its financial position or business operations.

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

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operations of its business, including product liability claims. The results of litigation proceedings cannot be predicted with certainty; however, management believes the ultimate disposition of these other matters will not have a material adverse effect on the consolidated financial position of the Company.


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

                                                                   Served as Executive              Current Position(s)
Name, Age and Business Experience                                     Officer Since                  with the Company
---------------------------------                                     -------------                  ----------------
DANE A. MILLER, PH.D., 52
-------------------------
President and Chief Executive Officer of the                               1977                    President and Chief
Company. Director of the Company since 1977.                                                       Executive Officer and
                                                                                                   Director of the Company.

NILES L. NOBLITT, 47
--------------------
Chairman of the Board of the Company.                                      1978                    Chairman of the Board
Director of the Company since 1977.                                                                and Director of the
                                                                                                   Company.

CHARLES E. NIEMIER, 42
----------------------
Senior Vice President - International Operations of                        1984                    Senior Vice President -
the Company. Director of the Company since 1987.                                                   International Operations
                                                                                                   and Director of the
                                                                                                   Company.
GARRY L. ENGLAND, 44
--------------------
Senior Vice President - Warsaw Operations of the                           1987                    Senior Vice President -
Company since May 1994; Prior to May 1994, Vice President -                                        Warsaw Operations of the
Research and Development of the Company.                                                           Company.


DANIEL P. HANN, 43
------------------
Vice President, General Counsel, and                                       1989                    Vice President and General
Secretary of the Company. Director                                                                 Counsel, Secretary and
of the Company since 1989.                                                                         Director of the Company.


JOEL P. PRATT, 44
-----------------
Vice President of the Company and                                          1990                    Vice President of
President of Arthrotek since June 1996;                                                            the Company.
Vice President of the Company and General Manager of
Biomet Medical Products from March 1993
to January 1996;  prior to March 1993,
Vice President - Sales and Marketing of the Company.


GREGORY D. HARTMAN, 41
----------------------
Vice President - Finance and Chief Financial Officer of the Company.       1991                    Vice President - Finance
                                                                                                   and Chief Financial Officer
                                                                                                   of the Company.
JAMES W. HALLER, 41
-------------------
Controller of the Company.                                                 1991                    Controller of the Company.


JERRY L. FERGUSON, 57
---------------------
Vice Chairman of the Board of the Company since December 1997;             1994                    Vice Chairman of the Board
Senior Vice President of the Company from December 1994                                            and Director of the
to December 1977; Special Projects Advisor to the Company from                                     Company.
December 1993 to December 1994; Director of the Company since 1978.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31, 1998. The approximate number of recordholders of outstanding Common Shares as of May 31, 1998 was 8,707.


                                High                   Low
 1998
          Fourth              $33 1/2                $27 1/4
          Third                30 11/16               23 1/4
          Second               25 5/8                 20 1/4
          First                22 1/2                 17 1/4

 1997
          Fourth               19 3/4                 14 7/8
          Third                16 5/8                 14 1/4
          Second               17 1/8                 15
          First                17 1/4                 12 7/8

 1996
          Fourth               19 5/8                 12 1/2
          Third                20 5/8                 17 3/8
          Second               18 1/2                 16
          First                16 1/2                 14 1/8



The Company paid cash dividends of eleven cents ($.11) per share on August 8, 1997 and ten cents ($.10) per share on November 22, 1996.

On July 1, 1998, the Company announced the declaration of a cash dividend of twelve cents ($.12) per share, payable August 7, 1998, to shareholders of record at the close of business on July 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA


INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except earnings per share)


                                                                   1998      1997      1996      1995      1994
Net sales .................................................     $651,405   $580,347  $535,159  $452,272   $373,295
Cost of sales .............................................      202,235    185,795   174,364   142,143    114,829
                                                                --------------------------------------------------
  Gross profit ............................................      449,170    394,552   360,795   310,129    258,466

Selling, general and administrative expenses ..............      232,944    211,540   199,461   169,332    136,191
Research and development expense...........................       36,120     23,201    24,054    21,770     20,521
                                                                --------------------------------------------------
  Operating income.........................................      180,106    159,811   137,280   119,027    101,754

Other income, net..........................................       23,691      9,321    12,389     5,915      5,278
                                                                --------------------------------------------------
  Income before income taxes...............................      203,797    169,132   149,669   124,942    107,032
Provision for income taxes.................................       79,071     62,678    55,563    45,742     37,214
                                                                --------------------------------------------------
  Net income...............................................     $124,726   $106,454  $ 94,106  $ 79,200   $ 69,818
                                                                --------------------------------------------------
Earnings per share:
  Basic....................................................        $1.12       $.94      $.82      $.69       $.61
  Diluted..................................................         1.11        .93       .81       .68        .60
                                                                --------------------------------------------------
Shares used in the computation of earnings per share:
  Basic....................................................      111,717    113,765   115,461   115,459    115,215
  Diluted..................................................      112,852    114,617   116,750   116,798    115,883
                                                                --------------------------------------------------


BALANCE SHEET DATA
As of May 31,
(in thousands)


                                                                  1998         1997     1996      1995      1994
Working capital ...........................................     $472,733   $391,326  $400,817  $302,752   $288,408
Total assets ..............................................      848,739    628,356   598,469   539,084    418,077
Shareholders' equity ......................................      667,418    552,828   534,070   444,617    357,283


- The selected consolidated financial information includes the operations of acquired businesses from the dates of acquisition. Significant acquisitions during the five-year period were Kirschner Medical Corporation - November 4, 1994 and BioMer - January 1, 1998.

- The Company paid cash dividends of $.11 and $.10 per common share in 1998 and 1997, respectively. The Company paid no cash dividends during any of the other periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                     Percentage
                                                   Percentage of Net Sales       Increase (Decrease)
                                                                                     1998       1997
                                                  1998       1997       1996     vs. 1997   vs. 1996

Net sales .....................................  100.0%     100.0%     100.0%       12%         8%
Cost of sales .................................   31.0       32.0       32.6         9          7
                                                 -----------------------------
Gross profit ..................................   69.0       68.0       67.4        14          9
Selling, general and administrative expenses ..   35.8       36.5       37.2        10          6
Research and development expense ..............    5.5        4.0        4.5        56         (4)
                                                 -----------------------------
Operating income ..............................   27.7       27.5       25.7        13         16
Other income, net .............................    3.6        1.6        2.3       154        (25)
                                                 -----------------------------
Income before income taxes ....................   31.3       29.1       28.0        20         13
Provision for income taxes ....................   12.1       10.8       10.4        26         13
                                                 ------------------------------
Net income ....................................   19.2%      18.3%      17.6%       17%        13%
                                                 ------------------------------


1998 COMPARED TO 1997
The Company experienced record net sales and net income for the year ended May 31, 1998. Record net sales helped fuel healthy increases in operating income and net income. Reductions in legal expenses also contributed to these increases. As more fully described in Note C of the Notes to Consolidated Financial Statements, effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a joint venture agreement to manufacture and sell orthopedic and biomaterials products in Europe. The Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new entity, BioMer C.V. ("BioMer"). The Company controls BioMer and, accordingly, consolidates the financial statements of BioMer for financial reporting and reflects Merck KGaA's 50% interest as a minority interest. The acquisition of BioMer has been accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition.

Net Sales - Net sales increased 12%, from $580,347,000 in 1997 to $651,405,000 in 1998. The increase in net sales of $71,058,000 was the result of continued penetration of the reconstructive device market, continued growth of EBI's electrical stimulation system and SpineLink(TM) Spinal Fixation System and the formation of BioMer. The Company's AOA(R) line of softgoods and Arthrotek's arthroscopy products also experienced improved sales growth. The Company's worldwide reconstructive device sales increased 12% in 1998 to $389,483,000 compared to $347,762,000 in 1997. This increase was positively influenced by a significant increase in sales of revision products, the formation of BioMer and incremental sales increases resulting from the acquisition of two (2) foreign distributors in late fiscal 1997 and early fiscal 1998. In fiscal 1998, fixation sales increased 9% to $144,853,000 due to strong sales of EBI's Model 1200 Bone Growth Stimulation System and the DynaFix(R) External Fixation System, and of Lorenz Surgical's LactoSorb(R) Resorbable Craniomaxillofacial Fixation System. Spinal product sales increased 14% to $35,902,000 due to strong sales of EBI's SpineLink(TM) Spinal Fixation System. The Company's "other products" sales increased 19% in fiscal 1998 to $81,167,000, primarily as a result of increased sales of Arthrotek's arthroscopy products, AOA's line of softgoods and the Indiana Tome(TM) Carpal Tunnel Release System. Foreign currency translation adjustments negatively influenced the Company's net sales by approximately $9.5 million and $3.0 million during the years ended May 31, 1998 and 1997, respectively.

Gross Profit - The Company's gross profit increased 14% to $449,170,000 in fiscal 1998 from $394,552,000 in fiscal 1997, primarily as a result of increased sales of higher margin reconstructive products, including revision products, and EBI's bone healing product line. As a percentage of net sales, gross profit was 69% in 1998 compared to 68% in 1997. Cost of sales increased to $202,235,000 in fiscal 1998 from $185,795,000 in fiscal 1997, which is consistent with the increase in net sales. Ongoing improvements in manufacturing and continued efforts to control product costs have contributed to the Company's consistently strong gross profits.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $232,944,000 in 1998, or 35.8% of net sales, and $211,540,000 in 1997, or 36.5% of net sales. This increase is primarily due to increased commissions on product sales, partially offset by a decrease in legal expenditures.

Research and Development Expense - Research and development expense increased $12.9 million from $23,201,000 in fiscal 1997 to $36,120,000 in fiscal 1998. A significant part of this increase results from the purchase accounting for the acquisition of BioMer whereby $9.8 million of the purchase price was allocated to acquired in-process research and development and expensed at the acquisition date. Excluding this one-time charge, research and development expense increased 13% in fiscal 1998 compared with fiscal 1997, due to increased expenditures of BioMer in the development of biomaterials products. The Company will continue to invest in research and development activities through its joint venture relationship with Merck KGaA and by further expansion of domestic research and development projects.

Other Income, Net - Other income amounted to $23,691,000 in fiscal 1998 compared to $9,321,000 in fiscal 1997. Fiscal 1998 includes a $15.2 million pre-tax gain on the deemed sale of the Company's European orthopedic operations to Merck KGaA in the formation of BioMer. Excluding this gain, other income decreased 9% due primarily to exchange losses realized on foreign currency transactions, partially offset by increased investment income earned on cash and investments. Merck KGaA's minority interest in BioMer is also netted against other income for fiscal 1998.

Provision for Income Taxes - Provision for income taxes increased to $79,071,000 in fiscal 1998, representing 38.8% of income before taxes, compared to $62,678,000 in fiscal 1997, or 37.1% of income before taxes. This increase is a result of increased income before taxes and the expensing of the purchased in-process research and development in connection with the formation of BioMer, which generates no tax benefit. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure which reduces the U.S. tax benefits from operating in Puerto Rico; however, the effect is not expected to be material to the consolidated tax provision.

Net Income - The factors mentioned above resulted in a 17% and 19% increase in net income and basic earnings per share, respectively, for fiscal 1998 as compared to fiscal 1997, increasing to $124,726,000 from $106,454,000 and to $1.12 from $.94, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash provided by operating activities was $121,843,000 in fiscal 1998 compared to $121,683,000 in 1997. In 1998, net cash provided by operating activities and net income were approximately the same, as the noncash charges for depreciation of $16,801,000, amortization of $6,728,000 and the $9,764,000 write-off of acquired in-process research and development were offset by the $15,222,000 noncash gain on the deemed sale of the Company's European operations, increases in accounts and notes receivable and inventories of $22,920,000 and $9,431,000, respectively, and other changes in operating activities. Included in the aforementioned changes were decreases in accounts and notes receivable and inventories attributable to the decrease from May 31, 1997 to May 31, 1998, in the exchange rates used to convert the financial statements of Biomet's foreign subsidiaries from their functional local currency to the U.S. dollar. These decreases were immaterial and did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. The Company will continue to be exposed to the effects of foreign currency translation adjustments. The Company expects that operating cash flows in the near future will be primarily determined by levels of net income, working capital requirements and, if adverse, rulings of outstanding litigation matters as discussed in Note K of the Notes to Consolidated Financial Statements.

Cash flows used in investing activities were $77,350,000 in fiscal 1998 compared to $56,151,000 in fiscal 1997. The primary use for investing activities were purchases of investments, partially offset by proceeds from sales and maturities of investments, purchases of capital equipment and the acquisition of a foreign distributor. Included in capital expenditures are costs for facility expansion at the Company's Warsaw, Indiana and Parsippany, New Jersey locations.

Cash flows used in financing activities were $7,612,000 in 1998 and $86,583,000 in 1997. The primary use for financing activities in 1998 was an $.11 per share cash dividend. In 1997, the primary uses of funds for financing activities were the purchase of the Company's Common Shares as part of the expired Common Share Repurchase Program and a cash dividend of $.10 per share. On July 1, 1998, the Company announced a cash dividend of $.12 per share, payable August 7, 1998, to shareholders of record at the close of business on July 10, 1998.

The Company currently expects that capital spending for the foreseeable future will continue to be at levels at least as high as in 1998 and 1997. The Company will continue to monitor its level of capital spending, however, taking into consideration factors such as trends in the orthopedic market. Based on currently expected market trends and conditions for fiscal 1999, the Company plans to devote a significant amount of time and resources to a variety of projects, including (i) expanded research and development activities overseas in the biomaterials field, (ii) continued expansion of EBI's facility in Parsippany, New Jersey, (iii) expansion of AOA's softgoods production facility in Marlow, Oklahoma, (iv) potential acquisitions of foreign distribution networks, and (v) other acquisitions and business development activities. The Company expects to spend in excess of $100 million over the next two fiscal years for capital expenditures and research and development and additional outlays to fund the aforementioned projects. Funding is expected to come from currently available funds and cash flows generated from future operations.

LITIGATION
As more fully described in Note K of the Notes to Consolidated Financial Statements, the Company is currently appealing adverse jury awards in two separate cases (Tronzo and Orthofix). The judgment in the Tronzo case, which involved patent infringement and state law claims, approximates $36.6 million. The judgment in the Orthofix case, which alleged breach of a distribution agreement, approximates $99 million, including punitive damages of $50 million. Management believes, based on available information and advice from outside legal counsel handling the appeals, that the judgments in both these cases will be reversed on appeal. Except for estimated litigation costs associated with the appeals process, no additional amounts have been accrued in the Company's consolidated financial statements. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately result if the Company is unsuccessful in the appeal of these cases. As disclosed in Note K, the Company's investments include $110.6 million of investment securities which have been placed with an escrow agent pending the outcome of the appeals of these two judgments, and the Company is required to deliver two additional installments of investment securities of $17 million each on July 31, 1998 and December 31, 1998 to the escrow agent in connection with the Orthofix judgment.

OTHER MATTERS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 will require the Company to report comprehensive income in its financial statements. Comprehensive income includes net income and certain transactions that are reported as a separate component of shareholders' equity, such as translation adjustments and net unrealized appreciation of available-for-sale securities. SFAS No. 131 changes the manner in which public companies report selected segment information in annual reports and requires companies to report selected segment information in interim financial reports. Companies will be required to report financial and descriptive information about the Company's operating segments. The Company will adopt SFAS Nos. 130 and 131 in the first quarter of fiscal 1999 and year-end 1999, respectively. These statements increase disclosure only and will have no effect on the Company's consolidated financial position or results of operations.

YEAR 2000 COMPLIANCE
The Company is currently in the process of identifying, evaluating, and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its consolidated financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred. The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including suppliers, and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company. Based on information currently available, management believes its systems will be year 2000 compliant.

1997 COMPARED TO 1996
Net Sales - Net sales increased 8% from $535,159,000 in fiscal 1996 to $580,347,000 in fiscal 1997. The Company's U.S.-based revenues increased 7% to $425,522,000 in fiscal 1997, while foreign sales increased 12% in fiscal 1997 to $154,825,000. Worldwide reconstructive device sales increased 8% during 1997 to $347,762,000. Products contributing to this growth were the Maxim(R) Total Knee and Alliance(R) Hip Systems. In fiscal 1997, fixation sales increased 8% to $132,875,000 due to strong sales of EBI's DynaFix(R) External Fixation System, Lorenz Surgical's craniomaxillofacial products and Biomet's fixation products. Spinal product sales increased 33% to $31,426,000 due to strong sales of EBI's SpF(R) Spinal Fusion Stimulation System and IQL's spinal products. The Company's "Other Products" sales increased 5% to $68,284,000 primarily the result of strong sales of EBIce(R) Controlled Cold Therapy System and increased market acceptance of the Indiana Tome(TM) Carpal Tunnel Release System.

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

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased slightly to $211,540,000 in fiscal 1997 from $199,461,000 in fiscal 1996. Increased litigation costs is the primary reason for this increase. Excluding litigation costs, selling, general and administrative expenses remained relatively level during fiscal 1997 in comparison with fiscal 1996.

Research and Development Expense - Research and development expense in fiscal 1997 decreased to $23,201,000 from $24,054,000 in fiscal 1996. As a percentage of sales, research and development expense decreased from 4.5% in fiscal 1996 to 4.0% in fiscal 1997. The decrease in research and development expense was the result of the completion of the resorbable craniomaxillofacial products project and the termination of the United States Surgical Corporation ("USSC") joint venture.

Other Income, Net - Other income decreased from $12,389,000 in 1996 to $9,321,000 in 1997. This decrease was due to two nonrecurring items in fiscal 1996. First, the Company sold all of its holdings in American Medical Electronics, Inc., realizing a gain of $2.5 million, and secondly, $2.9 million was received pursuant to the termination of the joint venture agreement with USSC. Excluding these nonrecurring items, the Company experienced an increase in other income in fiscal 1997 as a result of improved returns on its cash and investments.

Provision for Income Taxes - Provision for income taxes increased to $62,678,000 in fiscal 1997 compared to $55,563,000 in fiscal 1996, primarily as a result of increased income before taxes. The Company's effective tax rate remained at 37.1% in fiscal 1997. The Company was adversely affected by changes in the Puerto Rican local tax structure which reduced the U.S. tax benefits from operating in
Puerto Rico.

Net Income - The factors mentioned above resulted in a 13% and 15% increase in net income and basic earnings per share, respectively, for fiscal 1997 as compared to fiscal 1996, increasing from $94,106,000 to $106,454,000 and $.82 to $.94, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 26 through 40 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1)FINANCIAL STATEMENTS:
         Report of Independent Accountants
         Consolidated Balance Sheets as of May 31, 1998 and 1997
         Consolidated Statements of Income for the years ended May 31, 1998,
          1997 and 1996
         Consolidated Statements of Shareholders' Equity for the years ended May
          31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended May 31, 1998,
          1997 and 1996
         Notes to Consolidated Financial Statements

      (2)FINANCIAL STATEMENT SCHEDULE:
         Report of Independent Accountants on Financial Statement Schedule
         Schedule II - Valuation and Qualifying Accounts

         Schedules other than those listed above are omitted because they are not required.

      (3)EXHIBITS:
          3.1 Amended Articles of Incorporation filed July 23,1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

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

         3.6  Amended and Restated Bylaws as amended December 13, 1997.

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

         10.5 401(k) Profit Sharing Plan filed January 19,1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

         10.6 Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan.

         21.1 Subsidiaries of the Registrant.

         23.1 Consent of PricewaterhouseCoopers LLP.

         27.1 Financial Data Schedule.

  (b) REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 1998.

                                  BIOMET, INC.


                   By:  /s/   DANE A. MILLER
                        ---------------------------------------------
                        Dane A. Miller
                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 5, 1998.



                   By:  /s/  NILES L. NOBLITT
                        ---------------------------------------------
                        Niles L. Noblitt, Director



                   By:  /s/  DANE A. MILLER
                        ---------------------------------------------
                        Dane A. Miller, Director  (Principal
                        Executive Officer)



                   By:  /s/  JERRY L. FERGUSON
                        ---------------------------------------------
                        Jerry L. Ferguson, Director



                   By:  /s/  M. RAY HARROFF
                        ---------------------------------------------
                        M. Ray Harroff, Director




                   By:  /s/  KENNETH V. MILLER
                        ---------------------------------------------
                        Kenneth V. Miller, Director



                   By:  /s/  JERRY L. MILLER
                        ---------------------------------------------
                        Jerry L. Miller, Director



                   By:  /s/  L. GENE TANNER
                        ---------------------------------------------
                        L. Gene Tanner, Director

                      By:  /s/  THOMAS F. KEARNS, JR
                           -----------------------------------------------
                           Thomas F. Kearns, Jr., Director



                      By:  /s/  CHARLES E. NIEMIER
                           -----------------------------------------------
                           Charles E. Niemier, Director



                      By:  /s/  DANIEL P. HANN
                           -----------------------------------------------
                           Daniel P. Hann, Director



                      By:  /s/  MARILYN TUCKER QUAYLE
                           -----------------------------------------------
                           Marilyn Tucker Quayle, Director



                      By:  /s/  C. SCOTT HARRISON
                           -----------------------------------------------
                           C. Scott Harrison, Director



                      By:  /s/  PROF. DR. BERNHARD SCHEUBLE
                           -----------------------------------------------
                           Prof. Dr. Bernhard Scheuble, Director



                      By:  /s/  GREGORY D. HARTMAN
                           -----------------------------------------------
                           Gregory D. Hartman, Vice President -
                           Finance (Principal Financial Officer)



                      By:  /s/  JAMES W. HALLER
                           -----------------------------------------------
                           James W. Haller, Controller
                           (Principal Accounting Officer)

                         BIOMET, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

1. FINANCIAL STATEMENTS:
   Report of Independent Accounts........................................................................     26
   Consolidated Balance Sheets as of May 31, 1998 and 1997...............................................     27
   Consolidated Statements of Income for the years ended May 31, 1998, 1997 and 1996.....................     28
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 1998, 1997 and 1996.......     29
   Consolidated Statements of Cash Flows for the years ended May 31, 1998, 1997 and 1996.................     30
   Notes to Consolidated Financial Statements............................................................  31-40

2. FINANCIAL STATEMENT SCHEDULE:
   Report of Independent Accountants in Financial Statement Schedule.....................................     41
   Schedule II - Valuation and Qualifying Accounts.......................................................     42
   Schedule others than those listed above are omitted because they are not required.





REPORT OF INDEPENDENT ACCOUNTANTS


[PRICEWATERHOUSECOOPERS LOGO]


To the Shareholders and Board of Directors of Biomet, Inc.:

In our opinion, the accompanying consolidated financial statements listed in
Item 14 (a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Biomet, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                /s/  PricewaterhouseCoopers LLP




South Bend, Indiana
July 2, 1998

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS.


As of May 31,
(in thousands, except per share data)


                                                                                            1998        1997
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $117,089    $ 82,034
  Investments........................................................................       31,618      41,237
  Accounts and notes receivable, less allowance for doubtful receivables
    (1998 - $5,957 and 1997 - $6,175 )...............................................      188,800     162,135
  Inventories........................................................................      186,535     151,523
  Prepaid expenses and other.........................................................       46,750      27,311
                                                                                          --------------------
    Total current assets.............................................................      570,792     464,240
                                                                                          --------------------
Property, plant and equipment:
  Land and improvements..............................................................       18,868       9,544
  Buildings and improvements.........................................................       74,747      53,156
  Machinery and equipment............................................................      133,441      90,139
                                                                                          --------------------
                                                                                           227,056     152,839
Less, Accumulated depreciation.......................................................       87,284      61,927
                                                                                          --------------------
    Property, plant and equipment, net...............................................      139,772      90,912
                                                                                          --------------------
Investments .........................................................................       73,175      44,527
Intangible assets, net of accumulated amortization (1998 - $14,427 and 1997 - $12,215)       9,012       5,787
Excess acquisition costs over fair value of acquired net assets, net of
  accumulated amortization (1998 - $11,102 and 1997 - $6,979)........................       52,248      20,306
Other assets.........................................................................        3,740       2,584
                                                                                          --------------------
    Total assets.....................................................................     $848,739    $628,356
                                                                                          --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..............................................................     $  6,345    $  5,568
  Accounts payable...................................................................       16,581      17,140
  Accrued income taxes...............................................................        5,873      12,181
  Accrued wages and commissions......................................................       16,393      12,232
  Accrued insurance..................................................................       11,388       7,617
  Other accrued expenses.............................................................       41,479      18,176
                                                                                          --------------------
    Total current liabilities........................................................       98,059      72,914
Deferred federal income taxes........................................................        9,345       2,229
Other liabilities....................................................................          685         385
                                                                                          --------------------
    Total liabilities................................................................      108,089      75,528
                                                                                          --------------------
Minority interest....................................................................       73,232           -
                                                                                          --------------------
Commitments and contingencies (Note K)
Shareholders' equity:
  Preferred shares, $100 par value: Authorized 5 shares; none issued ..                          -           -
  Common shares, without par value:  Authorized 500,000 shares;
    issued and outstanding 1998 - 112,043 shares and 1997 - 111,214 shares...........       75,712      73,587
  Additional paid-in capital.........................................................       19,209      16,001
  Retained earnings..................................................................      584,920     472,450
  Net unrealized appreciation of available-for-sale securities.......................        1,742       1,040
  Cumulative translation adjustment..................................................      (14,165)    (10,250)
                                                                                          --------------------
    Total shareholders' equity .....................................................       667,418     552,828
                                                                                          --------------------
    Total liabilities and shareholders' equity.......................................     $848,739    $628,356
                                                                                          --------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME.


For the years ended May 31,
(in thousands, except earnings per share)

                                                          1998             1997            1996
Net sales............................................   $651,405         $580,347        $535,159
Cost of sales........................................    202,235          185,795         174,364
                                                        -----------------------------------------
  Gross profit.......................................    449,170          394,552         360,795
Selling, general and administrative expenses.........    232,944          211,540         199,461
Research and development expense.....................     36,120           23,201          24,054
                                                        -----------------------------------------
  Operating income...................................    180,106          159,811         137,280
Other income, net....................................     24,032            9,972          13,505
Interest expense.....................................       (341)            (651)         (1,116)
                                                        -----------------------------------------
  Income before income taxes ........................    203,797          169,132         149,669
Provision for income taxes ..........................     79,071           62,678          55,563
                                                        -----------------------------------------
  Net income.........................................   $124,726         $106,454        $ 94,106
                                                        -----------------------------------------
Earnings per share:
  Basic..............................................      $1.12             $.94            $.82
  Diluted ...........................................       1.11              .93             .81
                                                        -----------------------------------------
Shares used in the computation of earnings per share:
  Basic..............................................    111,717          113,765         115,461
  Diluted ...........................................    112,852          114,617         116,750
                                                        -----------------------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY.

                                                                             1998              1997               1996
Common shares, Number:
 Balance, June 1 .....................................................    111,214           115,826            115,188
 Issuance of shares...................................................          -                 -                173
 Exercise of stock options ...........................................        829               612                465
 Purchase of shares...................................................          -            (5,424)                 -
 Common shares used in acquisitions ..................................          -               200                  -
                                                                         ----------------------------------------------
 Balance, May 31 .....................................................    112,043           111,214            115,826
                                                                         ----------------------------------------------
Common shares, Amount:
 Balance, June 1......................................................   $ 73,587          $ 68,376           $ 64,526
 Issuance of shares...................................................          -                 -              2,293
 Exercise of stock options............................................      2,125             5,292              1,557
 Purchase of shares...................................................          -            (3,202)                 -
 Acquisitions.........................................................          -             3,121                  -
                                                                         ----------------------------------------------
 Balance, May 31 .....................................................     75,712            73,587             68,376
                                                                         ----------------------------------------------
Additional paid-in capital:
 Balance, June 1 .....................................................     16,001            14,410             12,624
 Purchase of shares...................................................          -              (675)                 -
 Tax benefit arising from the exercise of stock options...............      3,208             1,315              1,199
 Other................................................................          -               951                587
                                                                         ----------------------------------------------
 Balance, May 31......................................................     19,209            16,001             14,410
                                                                         ----------------------------------------------
Retained earnings:
 Balance, June 1......................................................    472,450           458,193            364,087
 Net income...........................................................    124,726           106,454             94,106
 Purchase of shares...................................................          -           (80,723)                 -
 Cash dividends ($.11 per share in 1998 and $.10 per share in 1997)...    (12,256)          (11,474)                 -
                                                                         ----------------------------------------------
 Balance, May 31......................................................    584,920           472,450            458,193
                                                                         ----------------------------------------------
Net unrealized appreciation of available-for-sale securities:
 Balance, June 1......................................................      1,040               584              2,800
 Change in unrealized appreciation of available-for-sale securities...        702               456             (2,216)
                                                                         ----------------------------------------------
 Balance, May 31......................................................      1,742             1,040                584
                                                                         ----------------------------------------------
Cumulative translation adjustment:
 Balance, June 1......................................................    (10,250)           (7,493)               580
 Translation adjustment...............................................     (3,915)           (2,757)            (8,073)
                                                                         ----------------------------------------------
 Balance, May 31......................................................    (14,165)          (10,250)            (7,493)
                                                                         ----------------------------------------------
Total shareholder's equity, May 31....................................   $667,418          $552,828           $534,070
                                                                         ----------------------------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 31,
(in thousands)


                                                                                                       1998       1997       1996
Cash flows from (used in) operating activities:
  Net income....................................................................................     $124,726   $106,454   $ 94,106
    Adjustments to reconcile net income to net cash from operating activities:
    Depreciation................................................................................       16,801     12,578     12,928
    Amortization................................................................................        6,728      5,962      7,884
    Other.......................................................................................       (1,529)      (471)    (3,018)
    Write-off of purchased in-process research and development..................................        9,764          -          -
    Deemed gain on sale of European operations..................................................      (15,222)         -          -
    Deferred federal income taxes...............................................................        9,366     (4,527)    (1,417)
    Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
      Accounts and notes receivable.............................................................      (22,920)    (5,766)   (15,906)
      Inventories...............................................................................       (9,431)     4,189    (13,386)
      Accounts payable..........................................................................       (2,014)    (1,332)    (9,297)
      Other.....................................................................................        5,574      4,596     (4,608)
                                                                                                     ------------------------------
          Net cash from operating activities....................................................      121,843    121,683     67,286
                                                                                                     ------------------------------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments.............................................       51,934     25,212     54,823
  Purchases of investments......................................................................      (68,206)   (47,272)   (25,630)
  Capital expenditures..........................................................................      (44,143)   (21,380)   (14,065)
  Acquisitions, net of cash acquired............................................................      (15,444)   (10,670)         -
  Other ........................................................................................       (1,491)    (2,041)    (1,767)
                                                                                                     ------------------------------
          Net cash from (used in) investing activities..........................................      (77,350)   (56,151)    13,361
                                                                                                     ------------------------------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings..................................................         (689)     2,884        (65)
  Issuance of shares............................................................................        2,125      5,292      3,850
  Tax benefit from stock options exercised......................................................        3,208      1,315      1,199
  Cash dividends................................................................................      (12,256)   (11,474)         -
  Purchase of common shares.....................................................................            -    (84,600)   (10,406)
                                                                                                     ------------------------------
          Net cash (used in) financing activities...............................................       (7,612)   (86,583)    (5,422)
                                                                                                     ------------------------------
Effect of exchange rate changes on cash.........................................................       (1,826)    (2,983)    (3,248)
                                                                                                     ------------------------------
          Increase (decrease) in cash and cash equivalents......................................       35,055    (24,034)    71,977
Cash and cash equivalents, beginning of year ...................................................       82,034    106,068     34,091
                                                                                                     ------------------------------
Cash and cash equivalents, end of year .........................................................     $117,089   $ 82,034   $106,068
                                                                                                     ------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest....................................................................................     $    380   $    666   $  1,116
    Income taxes................................................................................       68,548     64,447     55,576

Noncash investing and financing activities:
  Acquisitions and dispositions:
    Deemed sale of 50% of the net assets of the Company's European business
      in the formation of BioMer ...............................................................       48,000          -          -
    Liabilities assumed ........................................................................       12,439      3,775          -
    Common shares issued .......................................................................            -      3,121          -

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE A: NATURE OF OPERATIONS.
Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants, bone cements, bone substitutes, and craniomaxillofacial implants and instruments. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than twenty-five locations worldwide. The Company currently distributes its products in more than 100 countries.

NOTE B: ACCOUNTING POLICIES.
The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in 20% to 50% owned affiliates are accounted for on the equity method. The financial statements of the BioMer joint venture (see Note
C) are consolidated because the Company has the ability to exercise significant influence and control. The minority shareholder's 50% interest in BioMer is reflected as minority interest.

Use of Estimates - The consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

Translation of Foreign Currency - Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated as a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned.

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

Intangible Assets - Intangible assets consist primarily of patents, trademarks, product technology, acquired license agreements and other identifiable intangible assets and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from eight to fifteen years.

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to fifteen years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes no material impairment of goodwill exists at May 31, 1998.

Short-Term Borrowings - Certain of the Company's foreign subsidiaries had short-term borrowings of $6,345,000 and $5,568,000 as of May 31, 1998 and 1997, respectively.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

NOTE B: ACCOUNTING POLICIES, CONCLUDED.
Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes of the undistributed earnings ($78 million at May 31, 1998) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Earnings Per Share - The Company has adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, earnings per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and excluded any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. Earnings per share amounts for the prior periods have been restated to conform with the provisions of SFAS No. 128.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the healthcare provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31,1998 and 1997, cash and cash equivalents and investments included of $42 million and $60 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 1998 and 1997, investments included $28 and
$21 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Stock-Based Compensation - The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock option grants to Team Members and, accordingly, has made all of the required pro-forma disclosures for the years ended May 31, 1998, 1997 and 1996.

NOTE C: ACQUISITIONS.
BioMer Joint Venture - Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement (the "Agreement") to manufacture and sell orthopedic and biomaterial products in Europe. Under the terms of the Agreement, the Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new partnership entity and its wholly-owned holding company. Both the partnership and holding company (collectively "BioMer") are organized under the laws of The Netherlands. The Company is the general partner with a 50% interest and Merck KGaA is a limited partner with a 50% interest. The Company has control of BioMer through its voting control of the board of directors and, accordingly, the Company has consolidated the financial statements of BioMer for financial reporting beginning January 1, 1998 and has shown a minority interest for Merck KGaA's 50% interest. This amount, which is immaterial for the year ended May 31, 1998, has been netted against other income. The Agreement required certain levels of assets and limits on liabilities to be contributed to the joint venture. At May 31, 1998, prepaid expenses and other includes a receivable of $10,766,000 from Merck KGaA to meet that requirement.

The accounting for the exchange of the Company's European orthopedic operations for a controlling interest in another company is addressed in EITF Issue 86-29, "Nonmonetary Transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value" and EITF Issue 90-13, "Accounting for Simultaneous Common Control Mergers." Under this accounting, the Company is deemed to have sold
50% of its European orthopedic operations, with purchase consideration being the fair value of the net assets deemed sold which results in a gain to the Company. The acquisition of a 50% interest in BioMer is accounted for as a business combination and the Company is required to adjust to fair value the acquired Merck KGaA net assets to the extent acquired (i.e. 50%) and the Company's European net assets to the extent sold (i.e.50%), with the remainder of BioMer's net assets reported at historical cost.

The fair value of 50% of the Company's European orthopedic operations, which are deemed to have been sold to Merck KGaA in the formation of BioMer, aggregated $48 million and resulted in a $15.2 million pre-tax gain which is reported in the current year. Deferred tax expense of $5.3 million was recognized in conjunction with recording this gain.

The acquisition of BioMer has been accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. Based on the fair value of the acquired net assets of BioMer, the excess acquisition cost over fair value for the net tangible

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

Note C: Acquisitions, Concluded.
assets aggregated $21.7 million. This excess has been allocated as follows:
$9.8 million to purchased in-process research and development ("R&D") and $11.9 million to other identified intangible assets and goodwill to be amortized over 8 to 15 years using the straight-line method. Purchased in-process R&D includes the value of products that are in the development stage for which the technological feasibility had not yet been established and the technology had no alternative use. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed and, accordingly, $9.8 million of the acquisition cost was expensed during the current year.

Unaudited pro forma net sales for the years ended May 31, 1998 and 1997, as if BioMer had been acquired at the beginning of each of the periods, are $698 million and $652 million, respectively. Pro forma net income and earnings per share for the years ended May 31, 1998 and 1997, is not presented as it would not be materially different from the Company's historical results.

Other Acquisitions - On June 1, 1997, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of $13.2 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $8.5 million. On August 1, 1996, the Company completed the acquisition of one of its foreign distributors. The purchase price consisted of 200,385 Common Shares of the Company, $4.7 million cash and $3.8 million of assumed liabilities. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $4.8 million. On April 1, 1997, the Company completed the acquisition of another one of its foreign distributors. The purchase price consisted of $6.0 million cash. The excess acquisition cost over fair value of acquired net assets at the acquisition date approximated $3.1 million. These acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the dates of acquisition. Pro forma financial information reflecting these acquisitions has not been presented as it is not materially different from the Company's historical results.

Note D: Investments.
As of May 31, 1998, the Company's investment securities were classified as follows:

                                Amortized           Unrealized
(in thousands)                       Cost         Gains   Losses    Fair Value
                                ---------    ----------   -------   ----------
Available-for-sale:
  Debt securities               $  41,001    $      253   $  (131)  $   41,123
  Equity securities                 5,101         2,982      (201)       7,882
                                ---------    ----------   -------   ----------
    Total available-for-sale       46,102         3,235      (332)      49,005
                                ---------    ----------   -------   ----------
Held-to-maturity:
  Debt securities                  20,360           344       (77)      20,627
  Mortgage-backed obligations      10,828            15      (710)      10,133
                                ---------    ----------   -------   ----------
    Total held-to-maturity         31,188           359      (787)      30,760
                                ---------    ----------   -------   ----------
Certificates of deposit            24,600             -         -       24,600
                                ---------    ----------   -------   ----------
    Total                        $101,890        $3,594   $(1,119)    $104,365
                                ---------    ----------   -------   ----------

As of May 31, 1997, the Company's investment securities were classified as follows:

                                Amortized           Unrealized
(in thousands)                       Cost         Gains   Losses    Fair Value
                                ---------    ----------   -------   ----------
Available-for-sale:
  Debt securities                 $19,592        $   38   $  (138)     $19,492
  Equity securities                 3,554         1,895       (62)       5,387
                                ---------    ----------   -------   ----------
    Total available-for-sale       23,146         1,933      (200)      24,879
                                ---------    ----------   -------   ----------
Held-to-maturity:
   Debt securities                 11,062           151    (1,294)       9,919
   Mortgage-backed obligations     12,223            12      (914)      11,321
                                ---------    ----------   -------   ----------
    Total held-to-maturity         23,285           163    (2,208)      21,240
                                ---------    ----------   -------   ----------
Certificates of deposit            37,600             -         -       37,600
                                ---------    ----------   -------   ----------
    Total                         $84,031        $2,096   $(2,408)     $83,719
                                ---------    ----------   -------   ----------

Proceeds from sales of available-for-sale securities were $27,504,000, $14,476,000 and $15,381,000 for the years ended May 31, 1998, 1997 and 1996, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 1998, 1997 and 1996. For the year ended May 31, 1998, gross realized gains and (losses) on sales of available-for-sale securities were $1,609,000 and $(80,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1997, were $563,000 and $(92,000), respectively.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

Note D: Investments, Concluded.
Gross realized gains and (losses) for the year ended May 31, 1996 were $3,090,000 and $(72,000), respectively. The Company's investment securities at May 31, 1998, include $21,500,000 of certificates of deposit, $10,023,000 of debt securities and $95,000 of mortgage-backed obligations all maturing within one year, and $3,100,000 of certificates of deposit, $51,460,000 of debt securities, $7,882,000 of equity securities and $10,733,000 of mortgage-backed obligations all maturing past one year.


Investment income (included in other income, net) consists of the following:
(in thousands)
                                                                          -------------------------
                                                                            1998     1997     1996
                                                                          -------------------------
Interest income........................................................   $ 6,384  $6,782   $ 6,454
Dividend income........................................................     2,701   1,480     1,217
Net realized gains.....................................................     1,529     471     3,018
                                                                          -------------------------
    Total..............................................................   $10,614  $8,733   $10,689
                                                                          -------------------------

Note E:  Inventories.
Inventories at May 31, 1998 and 1997 consist of the following:
(in thousands)

                                                                                   ------------------
                                                                                      1998      1997
                                                                                   ------------------
Raw materials................................................................      $ 26,172  $ 20,958
Work-in-progress.............................................................        24,036    16,546
Finished goods...............................................................        78,552    64,992
Consigned distributor........................................................        57,775    49,027
                                                                                   ------------------
    Total......................................................................    $186,535  $151,523
                                                                                   ------------------

Note F: Team Member Benefit Plans.
The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1998, 1997 and 1996 were $2,280,000, $2,461,000, and
$2,165,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 50% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1998, 1997 and 1996 were $1,609,000, $1,484,000, and $1,406,000 respectively.

Biomet Ltd., a subsidiary based in the United Kingdom, has a defined benefit pension plan for all of its salaried Team Members. Pension expense and related pension amounts are immaterial to the consolidated financial statements.

Note G: Stock Option Plans.
The Company has three stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan and the 1992 Distributor Stock Option Plan.

Under the 1992 Employee and Non-Employee Director Stock Option Plan, options may be granted to key employees and directors, at the discretion of the stock option committee, and generally become exercisable in annual increments beginning one year after the date of grant. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date of granting the option, as determined by the stock option committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees and directors is an amount per share of not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the stock option committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees.

An aggregate of 9,680,000 common shares had been reserved for granting under the 1984 Employee Stock Option Plan. This Plan expired in September 1994, which has no effect on unexercised options. An aggregate of 3,000,000 common shares have been reserved for granting under the 1992 Employee and Non-Employee Director Stock Option Plan. The 1992 Plan does not affect options granted under the 1984 Plan.

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

Note G: Stock Option Plans, Continued.
The 1992 Distributor Stock Option Plan provides for granting of options to purchase common shares of the Company to persons who serve as distributors of the Company's products. An aggregate of 4,000,000 common shares have been reserved for granting under this Plan. Under this Plan, options may be granted from time to time at the discretion of the stock option committee, and become exercisable in full at any time or on a cumulative basis from time to time, in accordance with the stock option agreement prescribed by the stock option committee. The option price is determined by the stock option committee, but shall not be less than the fair market value of such shares on the date of grant, as determined by the stock option committee. All rights under the option terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. No option may have a term longer than ten years from the date the option is granted. For the years ended May 31,1998 and 1997, the amount of compensation expense applicable to common shares issued under this Plan was not material to the consolidated financial statements.

The following table summarizes stock option activity:

                                               -----------------------------
                                                  Number           Exercise
                                               of Shares             Price*
                                               -----------------------------
Outstanding, June 1, 1995....................  3,226,644     $ 1.53 - $15.00
 Granted.....................................    473,742      13.25 -  17.50
 Exercised...................................   (676,398)      2.44 -  14.00
 Terminated..................................   (173,957)      2.86 -  15.00
                                               ---------
Outstanding, May 31, 1996....................  2,850,031            9.75
 Granted.....................................  1,240,006           14.03
 Exercised...................................   (763,720)           8.72
 Terminated..................................   (201,924)          10.96
                                               ---------
Outstanding, May 31, 1997....................  3,124,393           11.66
 Granted.....................................  1,124,284           21.80
 Exercised...................................   (814,360)          10.19
 Terminated..................................   (259,987)           9.99
                                               ---------
Outstanding, May 31, 1998....................  3,174,330          $15.57
                                               ---------

* The exercise price presented for fiscal year 1998 and 1997, represents the weighted-average exercise price in accordance with Statements of Financial Accounting Standards No. 123. Amounts for fiscal year 1996, represent the range of exercise prices in accordance with Accounting Principles Board Opinion No. 25.

Options outstanding at May 31, 1998, are exercisable at prices ranging from $5.06 to $29.75 and have a weighted average remaining contractual life of 4.1 years. The following table summarizes information about stock options outstanding at May 31, 1998.

----------------------------------------------------------------------------------------
                                  Outstanding
                                   Weighted-     Weighted-    Number
                    Number          Average       Average   Exercisable    Weighted-
  Range of       Outstanding at    Remaining     Exercise    at Number      Average
Exercise Price   May 31, 1998   Contractual Life    Price   May 31, 1998  Exercise Price
----------------------------------------------------------------------------------------
$ 5.06 - 10.00        545,942      2.8 years    $  8.37        240,782       $  7.71
 10.01 - 15.00      1,370,592      4.2 years      13.24        276,927         13.24
 15.01 - 20.00        630,131      4.7 years      17.51         15,052         15.65
 20.00 - 29.75        627,665      4.5 years      24.97              -             -
                    ---------                                  -------
                    3,174,330                                  532,761
                    ---------                                  -------

At May 31, 1997 and 1996, there were exercisable options outstanding to purchase 767,000 and 826,000 shares at weighted-average exercise prices of $9.82 and $8.40, respectively.

The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized as all options granted during 1998, 1997 and 1996, have been granted at the fair market value of the Company's common shares. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the pro forma net income and basic earnings per share would have been as follows:

                                         -------------------------------------
                                              1998         1997          1996
                                         -------------------------------------
(in thousands, except per share data)
Pro forma net income..................... $123,563     $105,998      $ 94,014
Pro forma basic earnings per share.......     1.11          .93           .81
The weighted-average fair value of
 options granted during the year.........     6.68         4.57          5.17

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

Note G: Stock Option Plans, Concluded.
Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: (1) expected life of option of 3.6 years; (2) dividend yield of .53%, .73% and 0%; (3) expected volatility of 33%, 36% and 39%; and (4) risk-free interest rate of 5.69%, 6.50% and 6.55%, respectively.

Note H: Shareholders' Equity.
On July 1, 1998, the Company announced a cash dividend of $.12 per share, payable August 7, 1998, to shareholders of record on July 10, 1998.

On December 2, 1989, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan (the "Plan") under which the Company declared a dividend of one common share purchase right for each common share outstanding to shareholders of record on December 26, 1989 (the "Right"). Each Right entitles the shareholder to purchase from the Company one common share at a price of $37.50 per common share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires 15% or more or tenders for 30% or more of the Company's outstanding common shares. The Plan also provides that if any person or group becomes an "Acquiring Person," each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of one cent per Right at any time prior to them becoming exercisable, and the Rights expire on December 2, 1999. The Plan was designed to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.


Note I: Income Taxes.


The components of income before income taxes are as follows:
(in thousands)
                                                --------------------------
                                                  1998      1997     1996
                                                --------------------------
United States operations.....................   $181,208 $154,827 $138,742
Foreign operations...........................     22,589   14,305   10,927
                                                --------------------------
  Total......................................   $203,797 $169,132 $149,669
                                                --------------------------

The provision for income taxes is summarized as follows:
(in thousands)
                                                --------------------------
                                                  1998      1997     1996
Current:                                        --------------------------
  Federal....................................   $47,864  $49,945   $39,480
  State, including Puerto Rico...............    13,356   11,439    11,675
  Foreign....................................     8,485    5,821     5,825
                                                --------------------------
                                                 69,705   67,205    56,980
Deferred.....................................     9,366   (4,527)   (1,417)
                                                --------------------------
  Total......................................   $79,071  $62,678   $55,563
                                                --------------------------
Effective tax rate...........................      38.8%    37.1%     37.1%
                                                --------------------------

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

Note I: INCOME TAXES, CONCLUDED.
A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                                1998    1997    1996
                                                                                --------------------
U.S. statutory income tax rate................................................. 35.0%   35.0%   35.0%
Add (deduct):
  State taxes, less effect of federal reduction................................  3.6     3.9     3.8
  Foreign income taxes at rates different from the U.S. statutory rate.........   .3      .5     1.4
  Tax benefit relating to operations in Puerto Rico............................ (1.3)   (1.7)   (2.0)
  Tax credits..................................................................  (.3)    (.2)    (.1)
  Earnings of Foreign Sales Corporation........................................  (.5)    (.5)    (.5)
  Financial accounting basis of net assets of acquired companies different
    than tax basis.............................................................  2.1       -       -
  Other........................................................................  (.1)     .1     (.5)
                                                                                --------------------
Effective tax rate............................................................. 38.8%   37.1%   37.1%
                                                                                --------------------

The components of the net deferred tax asset and liability at May 31, 1998 and 1997 are as follows: (in thousands)

                                                                                     1998       1997
                                                                                  -------    -------
Current deferred tax asset:
  Accounts and notes receivable................................................   $ 1,203    $ 3,274
  Inventories..................................................................     6,523      7,958
  Accrued expenses.............................................................     7,938      5,566
  Investments in affiliates....................................................         -      1,116
                                                                                  ------------------
    Current deferred tax asset.................................................   $15,664    $17,914
                                                                                  ------------------
Long-term deferred tax asset (liability):
  Depreciation.................................................................   $(2,488)   $(2,594)
  Financial accounting basis of net assets of acquired companies different
    than tax basis.............................................................    (5,366)         -
  Other........................................................................    (1,491)       365
                                                                                  ------------------
    Long-term deferred tax liability...........................................   $(9,345)   $(2,229)
                                                                                  ------------------

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

NOTE J: INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION.
The Company operates in one industry segment which includes the designing, manufacturing and marketing of reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants, bone cements, bone substitutes, craniomaxillofacial implants, and instruments used primarily by orthopedic medical specialists in both surgical and nonsurgical therapy.

Net sales, operating income and identifiable assets by geographic area are presented in the following table. The Company's major identifiable assets are located in the United States (North America) and France, Germany, Italy, Spain and the United Kingdom (Europe).

Net sales:                                          1998       1997       1996
  North America..............................   $498,249   $468,757   $439,638
  Europe.....................................    143,615    110,039     95,521
  Other......................................      9,541      1,551          -
  Intercompany...............................     28,296     19,085     14,023
  Eliminations...............................    (28,296)   (19,085)   (14,023)
                                                ------------------------------
                                                $651,405   $580,347   $535,159
                                                ------------------------------


Operating income:
  North America..............................   $168,080   $144,536   $124,667
  Europe.....................................      9,942     15,131     12,613
  Other......................................      2,084        144          -
                                                ------------------------------
                                                $180,106   $159,811   $137,280
                                                ------------------------------


Identifiable assets:
  North America..............................   $603,407   $511,442   $502,229
  Europe.....................................    267,098    138,059    125,126
  Other......................................     11,537      7,149          -
  Eliminations...............................    (33,303)   (28,294)   (28,886)
                                                ------------------------------
                                                $848,739   $628,356   $598,469
                                                ------------------------------

Intercompany transfers, primarily from North America to Europe, are made at agreed-upon prices which include a profit element. Domestic export sales, primarily to European countries, aggregated $34,222,000, $43,235,000 and $42,931,000 for the years ended May 31, 1998, 1997 and 1996, respectively. The decrease in domestic export sales for the year ended May 31, 1998, is attributable to the acquisition of foreign distributors in mid to late fiscal 1997 and early fiscal 1998. Sales to these entities were domestic export sales prior to acquisition and are now classified as either Europe or Other net sales above.

Selected Financial data of the Company's foreign subsidiaries is as follows:
(in thousands)

                                                    1998       1997       1996
Net sales....................................   $153,156   $111,590   $ 98,907
                                                ------------------------------
Net income...................................   $  9,258   $  8,585   $  5,237
                                                ------------------------------
Current assets...............................   $176,038   $111,872   $101,425
Property, plant and equipment................     87,965     29,554     21,407
Intangible assets............................     47,352     12,525      6,396
                                                ------------------------------
                                                 311,355    153,951    129,228
                                                ------------------------------
Current liabilities..........................     53,409     31,054     29,617
Intercompany loans...........................     46,638     38,297     40,738
Long-term liabilities........................        146         11        380
                                                ------------------------------
                                                 100,193     69,362     70,735
                                                ------------------------------
Net assets...................................   $211,162   $ 84,589   $ 58,493
                                                ------------------------------

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

NOTE K: COMMITMENTS AND CONTINGENCIES.
BioMer Put Option - Pursuant to the terms of the Joint Venture Agreement with Merck KGaA (see Note B), the Company granted Merck KGaA a put option whereby Merck KGaA has the right to elect to require the Company to purchase all, but not less than all, of Merck KGaA's interest in BioMer. Merck KGaA may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2002 and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck KGaA of notice from the Company that "a change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula value based on earnings of BioMer and multiples, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer less all liabilities of BioMer multiplied by Merck KGaA's ownership percentage.

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 1998 the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented a reduced jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudment interest. The trial court dismissed, with prejudice, Tronzo's claims based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. The U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") denied the Company's motion to stay the injunction pending the conclusion of the appeal. The Mallory-Head finned acetabular cup accounted for a relatively small portion of the Company's annual sales. The Company is vigorously pursuing its appeal before the Federal Circuit on both the patent and state law claims. The briefing by both parties in the appeal was completed in the Federal Circuit in June 1997 and oral arguments were held in September 1997. It is anticipated that the Federal Circuit will issue its final decision on the appeal sometime in the second half of calendar year 1998. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Company was required to deliver to an escrow agent investments with value no less than $36.6 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. The $36.6 million of investments, which are restricted under the terms of the escrow agreement, are included in investments on the Company's consolidated balance sheets as of May 31, 1998 and 1997.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group is required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all

BIOMET, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED.

NOTE K: COMMITMENTS AND CONTINGENCIES, CONCLUDED.
appeals. As of May 31, 1998, $74 million has been delivered to the escrow agent and is included in investments on the Company's consolidated balance sheet as of May 31, 1998. In addition, two additional installments of $17 million each will be delivered on July 31, 1998 and December 31, 1998.

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

REPORT OF INDEPENDENT ACCOUNTANTS

[PWC LOGO APPEARS HERE]

To the Board of Directors of Biomet, Inc.:

Our report on the consolidated financial statements of Biomet, Inc. and subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                            /s/  PricewaterhouseCoopers LLP



South Bend, Indiana
July 2, 1998

BIOMET, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

for the years ended May 31, 1998, 1997 and 1996
(in thousands)

----------

     Col. A                   Col. B              Col. C               Col. D        Col. E
                                                 Additions
                                                 ---------
                                              (1)         (2)
                                                       Charged to
Description                 Balance at    Charged to     other                     Balance at
-----------                beginning of   costs and     accounts-    Deductions-     end of
                              period       expenses     describe      describe       period
                              ------       --------     --------      --------       ------
Allowance for
doubtful receivables:

For the year ended
  May 31, 1998                $6,175        $7,253       $519(B)      $7,976(A)      $5,957
                                                                          14(C)
                              =====         ======       =======      =========      ======

For the year ended
  May 31, 1997                $6,889        $6,912       $528(B)      $8,142(A)      $6,175
                                                                          12(C)
                              ======        ======       =======      =========      ======

For the year ended
  May 31, 1996                $6,039        $6,208       $197(B)      $5,080(A)      $6,889
                                                                         475(C)
                              ======        ======       =======      =========      ======



Notes:

       (A) Uncollectible accounts written off
       (B) Collection of previously written off accounts
       (C) Effect of foreign currency translation adjustment

                                  BIOMET, INC.

                                   FORM 10-K

                                  MAY 31, 1998

                               INDEX TO EXHIBITS


NUMBER ASSIGNED
IN REGULATION S-K, ITEM 601     TITLE OF EXHIBITS

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

     3.6  Amended and Restated Bylaws as Amended December 13, 1997.

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

     10.5 401(k) Profit Sharing Plan filed January 19,1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

     10.6 Biomet, Inc. 1998 Qualifed and Non-Qualified Stock Option Plan adopted
          August 3, 1998.

 (12)     No exhibit.

 (13)     No exhibit.

 (16)     No exhibit.

 (18)     No exhibit.


 (21)21.1 Subsidiaries of the Registrant.

 (22)     No exhibit.

 (23)23.1 Consent of PricewaterhouseCoopers LLP

 (24)     No exhibit.

 (27)27.1 Financial Data Schedule.

 (28)     No exhibit.

 (99)     No exhibit.
