Form 10-Q
period 1998-08-31
BIOMET INC
filed 1998-10-15
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1998.

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

As of August 31, 1998, the registrant had 112,187,671 common shares outstanding.


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8-10


    Part II.   Other Information                                         11-12

    Signatures                                                              13

    Index to Exhibits                                                       14



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1998 and May 31, 1998
(in thousands)

ASSETS
                                                 August 28,         May 31,
                                                    1998              1998
                                                 ----------         -------
Current assets:
  Cash and cash equivalents                      $ 112,074        $ 117,089
  Investments                                       50,360           31,618
  Accounts and notes receivable, net               192,670          188,800
  Inventories                                      190,639          186,535
  Prepaid expenses and other                        35,254           46,750
                                                   -------          -------
      Total current assets                         580,997          570,792
                                                   -------          -------
Property, plant and equipment, at cost             237,670          227,056
    Less, Accumulated depreciation                  91,747           87,284
                                                   -------          -------
      Property, plant and equipment, net           145,923          139,772
                                                   -------          -------
Investments                                         84,868           73,175
Intangible assets, net                               9,143            9,012
Excess acquisition cost over fair value
  of acquired net assets, net                       51,713           52,248
Other assets                                         3,726            3,740
                                                   -------          -------
Total assets                                     $ 876,370        $ 848,739
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of August 31, 1998 and May 31, 1998
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    1998              1998
                                                  ----------         -------
Current liabilities:
  Short-term borrowings                           $   6,327        $   6,345
  Accounts payable                                   14,639           16,581
  Accrued income taxes                               19,612            5,873
  Accrued wages and commissions                      15,007           16,393
  Other accrued expenses                             48,230           52,867
                                                    -------          -------
     Total current liabilities                      103,815           98,059

Long-term liabilities:
  Deferred federal income taxes                       8,885            9,345
  Other liabilities                                     323              685
                                                    -------          -------
     Total liabilities                              113,023          108,089
                                                    -------          -------
Minority interest                                    75,562           73,232
                                                    -------          -------

Contingencies (Note 6)

Shareholders' equity:
  Common shares                                      76,225           75,712
  Additional paid-in capital                         19,209           19,209
  Retained earnings                                 605,061          584,920
  Accumulated other comprehensive income:
    Net unrealized appreciation of
      available-for-sale securities                   1,235            1,742
    Cumulative translation adjustment               (13,945)         (14,165)
                                                    -------          -------
     Total shareholders' equity                     687,785          667,418
                                                    -------          -------
Total liabilities and shareholders' equity        $ 876,370        $ 848,739
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three month ended August 31, 1998 and 1997
(in thousands, except per share amounts)


                                                      Three Months Ended
                                                          August 31,
                                                    -----------------------
                                                    1998               1997
                                                    ----               ----

Net sales                                         $176,664           $149,529

Cost of sales                                       53,517             46,622
                                                   -------            -------
  Gross profit                                     123,147            102,907

Selling, general and
  administrative expenses                           60,879             52,870
Research and development expense                     8,092              5,886
                                                   -------            -------
  Operating income                                  54,176             44,151

Other income, net                                    2,844              2,326
                                                   -------            -------
  Income before income taxes
    and minority interest                           57,020             46,477

Provision for income taxes                          21,096             17,216
                                                   -------            -------
  Income before minority interest                   35,924             29,261

Minority interest                                    2,330                 --
                                                   -------            -------
  Net income                                      $ 33,594           $ 29,261
                                                   =======            =======
Earnings per share:
    Basic                                            $ .30              $ .26
                                                      ====               ====
    Diluted                                          $ .30              $ .26
                                                      ====               ====
Shares used in the computation of earnings per share:
    Basic                                          112,110            111,405
                                                   =======            =======
    Diluted                                        113,562            112,504
                                                   =======            =======
Cash dividend per common share                       $ .12              $ .11
                                                      ====               ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1998 and 1997
(in thousands)

                                                          1998          1997
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 33,594      $ 29,261
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         4,856         3,395
      Amortization                                         2,002         1,340
      Gain on sale of investments, net                      (600)         (258)
      Minority interest                                    2,330            --
      Deferred federal income taxes                         (121)           --
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (4,191)       (1,059)
        Inventories                                       (3,994)       (1,224)
        Prepaid expenses and other                        10,812          (428)
        Accounts payable                                  (2,467)       (2,504)
        Accrued income taxes                              15,701        14,163
        Accrued wages and commissions                     (1,434)       (1,592)
        Other accrued expenses                            (5,246)          767
                                                         -------        ------
        Net cash from operating activities                51,242        41,861
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       10,595         4,911
  Purchases of investments                               (41,268)      (10,880)
  Capital expenditures                                   (10,792)       (4,997)
  Acquisitions, net of cash acquired                          --       (13,133)
  Increase in other assets                                  (883)         (635)
  Other                                                   (1,505)          (51)
                                                         -------        ------
        Net cash used in investing activities            (43,853)      (24,785)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net         (310)          866
  Issuance of common shares                                  513           523
  Cash dividends                                         (13,453)      (12,256)
                                                         -------        ------
        Net cash used in financing activities            (13,250)      (10,867)
                                                         -------        ------
Effect of exchange rate changes on cash                      846        (1,612)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          (5,015)        4,597
Cash and cash equivalents, beginning of year             117,089        82,034
                                                         -------       -------
Cash and cash equivalents, end of period                $112,074      $ 86,631
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31. 1998.

The accompanying consolidated balance sheet at May 31, 1998, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at August 31, 1998 and May 31, 1998 are as  follows:

                              August 31,      May 31,
                                1998            1998
                              ----------      -------
                                   (in thousands)

Raw materials                 $ 25,268       $ 26,172
Work-in-process                 23,715         24,036
Finished goods                  79,767         78,552
Consigned inventory             61,889         57,775
                              --------       --------
                              $190,639       $186,535
                              ========       ========

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 1998, the Company issued 144,651 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $512,774.

NOTE 5:     COMPREHENSIVE INCOME.

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended August 31, 1998 and 1997 was $(287) and $(4,787), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 1998 and 1997 was $33,307 and $24,474, respectively.

NOTE 6:     CONTINGENCIES.

In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996,the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims, however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages.
As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory/Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The $36.6 million of investments, which the Company was required to place in escrow, in connection with the District Court's final judgment, have not yet been formally released.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments are scheduled for October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in late calendar 1998 or early calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the
plaintiff pending the outcomes of all appeals.   As of August 31, 1998, $91
million has been delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of August 31, 1998. An additional installment of $17 million is required to be delivered on December 31, 1998.

Based on the information currently available and advice from legal counsel, management believes that the trial court's judgment in the Orthofix case will not be upheld upon appeal. Therefore, no amounts related to this case have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of this case, the ultimate liability could be material to the operating results in the period such loss is recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to this case.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1998

The Company's cash and investments increased $25,420,000 to $247,302,000 at August 31, 1998, despite the $13,453,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $51,242,000 for the first three months of fiscal 1999 compared to $41,861,000 in 1998. The primary sources of 1999 cash flows from operating activities were net income and an increase in accrued income taxes. Accrued income taxes increased in the first quarter because there is no federal tax estimate due in the first quarter.

Cash flows used in investing activities were $43,853,000 for the first three months of fiscal 1999 compared to a use of $24,785,000 in 1998. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and purchases of capital equipment.

Cash flows used in financing activities were $13,250,000 for the first three months of fiscal 1999 compared to a use of $10,867,000 in 1998. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter. In June 1998, the Company's Board of Directors declared a cash dividend of twelve cents ($.12) per share payable to shareholders of record at the close of business on July 10, 1998.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1998
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1997

Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement to manufacture and sell orthopedic and biomaterial products in Europe. The Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new entity, BioMer C.V. ("BioMer"). The Company controls BioMer and, accordingly, consolidates the financial statements of BioMer for financial reporting purposes and reflects Merck KGaA's 50% interest as a minority interest. The acquisition of BioMer was accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. Accordingly, the three months ended August 31, 1998 include the operations of BioMer, while the three months ended August 31, 1997 only include the Company's European business operations.

Net sales increased 18% to $176,664,000 for the three-month period ended August 31, 1998, from $149,529,000 for the same period last year. Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season. The Company's U.S.-based revenue increased 8% to $119,886,000 during the first three months, while foreign sales increased 48% to $56,778,000, net of a negative foreign exchange adjustment of $1,300,000. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 1999 were $103,748,000, representing a 19% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products and the Alliance Hip System. Sales of fixation products were $39,442,000 for the first three months of fiscal 1999, representing a 12% increase as compared to the same period in 1998. Sales of spinal products were $9,757,000 for the first three months of fiscal 1999, representing a 27% increase as compared to the same period in 1998. The Company's sales of other products totaled $23,717,000, representing a 23% increase over the first three months of fiscal year 1998, primarily as a result of increased sales of soft good products and the Indiana Tome Carpal Tunnel Release System. The formation of BioMer positively influenced consolidated and foreign revenues principally in the reconstructive and other product categories during the first quarter of fiscal year 1999.

Cost of sales decreased as a percentage of net sales to 30.3% for the first three months of fiscal 1999 from 31.2% last year primarily as result of increased sales of higher margin products, increased in-house manufacturing efficiencies, improved margins realized through acquisitions of international distributors and the inclusion of BioMer's higher margin reconstructive
products.   Selling, general and administrative expenses decreased as a percentage of net sales to 34.5%, compared to 35.4% for the first three months of last year. This reduction is principally the result of the consolidation of the operations of BioMer and reduced legal costs. Research and development expenditures increased during the first three months to $8,092,000 reflecting the addition of the BioMer research and development projects. Operating income rose 23% from $44,151,000 for the first three months of fiscal 1998, to $54,176,000 for the first three months of fiscal 1999. Other income increased 22% resulting from the increase in the Company's investable cash. The effective income tax rate remained the same at 37.0% for both periods presented.

These factors resulted in a 15% increase in net income to $33,594,000 from $29,261,000 for the first three months of fiscal 1998 as compared to the same period in fiscal 1999. Basic and diluted earnings per share increased 15%, from $.26 to $.30 for the periods presented.

OTHER MATTERS

The Year 2000 ("Y2K") issue stems from the way dates are recorded and computed in many computer systems because such programs use only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors, thereby disrupting operations. The Company understands the importance of being prepared for Y2K. The Company's objective is to ensure an uninterrupted transition into Y2K and is progressing in a comprehensive plan to assure the achievement of that goal. The scope of the Year 2000 readiness effort includes (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and Company products with date-sensitivity (the vast majority of the Company's products are not date-sensitive); and (3) readiness of key third parties, including suppliers, customers, and key financial institutions. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse affect on the Company's operations.

The majority of the most vital information systems of the Company located in the United States are now Y2K compliant. The Company expects that the remainder of the information systems located in the United States and in subsidiaries outside the United States will be Y2K compliant by June 1999. The Company expects to complete compliancy testing and finalize contingency plans in 1999. The Company is in contact with key suppliers and financial institutions to assure no interruption in the relationship between the Company and these important third parties concerning Y2K compliance issues. If third parties do not convert their systems in a timely manner, Y2K could have a material adverse affect on the Company's operations.

The Company is expensing as incurred all costs related to the assessment and remediation of the Y2K issue. These costs are being funded through operating cash flows and are not material to the Company's consolidated financial condition or results of operations.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims, however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages.
As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory/Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The $36.6 million of investments, which the Company was required to place in escrow, in connection with the District Court's final judgment, have not yet been formally released.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments are scheduled for October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in late calendar 1998 or early calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the
plaintiff pending the outcomes of all appeals.   As of August 31, 1998, $91
million has been delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of August 31, 1998. An additional installment of $17 million is required to be delivered on December 31, 1998.

Based on the information currently available and advice from legal counsel, management believes that the trial court's judgment in the Orthofix case will not be upheld upon appeal. Therefore, no amounts related to this case have been recorded in the Company's financial statements, except for estimated legal costs associated with the appeal process. If the Company is unsuccessful in its appeal of this case, the ultimate liability could be material to the operating results in the period such loss is recognized. The Company's cash, cash equivalents and investments are adequate to address the payment of any losses that could ultimately be determined with respect to this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 26, 1998.

At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2001.

Name                               Votes For            Votes Withheld
                                   ---------            --------------
M. Ray Harroff                     95,074,183           116,740
Jerry L. Miller                    95,164,141            39,394
Charles E. Niemier                 86,545,294            40,786
Prof. Dr. Bernhard Scheuble        94,626,060           184,221

The following directors will continue in office until their term expires at the 1999 Annual meeting of shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.

The following directors will continue in office until their term expires at the 2000 Annual meeting of shareholders: Dane A. Miller, Ph. D.; Jerry L. Ferguson; Thomas F. Kearns, Jr.; and Daniel P. Hann.

2. The Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan was approved by the shareholders as follows: Votes For - 80,428,457; Votes Against - 3,485,959; and Abstentions and Broker Non-Votes - 13,156,019.

3. The selection of PricewaterhouseCoopers LLP as certified public accountants for the Company for the fiscal year ending May 31, 1999 was ratified by the shareholders, as follows: Votes For - 96,733,582; Votes Against - 130,296; and Abstentions and Broker Non-Votes - 206,557.

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


DATE:  10/14/98                      BY: /s/  GREGORY D. HARTMAN
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