Form 10-Q
period 1998-11-30
BIOMET INC
filed 1998-12-21
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1998.

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

As of November 30, 1998, the registrant had 112,314,427 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1998 and May 31, 1998
(in thousands)

ASSETS
                                                November 30,        May 31,
                                                    1998             1998
                                                ------------        -------
Current assets:
  Cash and cash equivalents                      $ 114,989        $ 117,089
  Investments                                       46,516           31,618
  Accounts and notes receivable, net               203,306          188,800
  Inventories                                      202,023          186,535
  Prepaid expenses and other                        41,084           46,750
                                                   -------          -------
    Total current assets                           607,918          570,792
                                                   -------          -------
Property, plant and equipment, at cost             250,304          227,056
  Less, Accumulated depreciation                    98,198           87,284
                                                   -------          -------
    Property, plant and equipment, net             152,106          139,772
                                                   -------          -------
Investments                                         97,102           73,175
Excess acquisition cost over fair value
  of acquired net assets, net                       52,051           52,248
Intangible assets, net                               8,463            9,012
Other assets                                         4,792            3,740
                                                   -------          -------
Total assets                                     $ 922,432        $ 848,739
                                                   =======          =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of November 30, 1998 and May 31, 1998
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,        May 31,
                                                    1998              1998
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                           $   5,115        $   6,345
  Accounts payable                                   16,159           16,581
  Accrued income taxes                               16,048            5,873
  Accrued wages and commissions                      15,939           16,393
  Other accrued expenses                             49,265           52,867
                                                    -------          -------
    Total current liabilities                       102,526           98,059

Long-term liabilities:
  Deferred federal income taxes                       8,816            9,345
  Other liabilities                                     324              685
                                                    -------          -------
    Total liabilities                               111,666          108,089
                                                    -------          -------
Contingencies (Note 6)

Minority interest                                    77,618           73,232
                                                    -------          -------
Shareholders' equity:
  Common shares                                      76,694           75,712
  Additional paid-in capital                         19,209           19,209
  Retained earnings                                 640,955          584,920
  Accumulated other comprehensive income:
    Net unrealized appreciation of
      available-for-sale securities                   1,310            1,742
    Cumulative translation adjustment                (5,020)         (14,165)
                                                    -------          -------
    Total shareholders' equity                      733,148          667,418
                                                    -------          -------
Total liabilities and shareholders' equity        $ 922,432        $ 848,739
                                                    =======          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1998 and 1997 (in thousands, except per share data)

                                    Six Months Ended       Three Months Ended
                                      November 30,            November 30,
                                    ----------------       ------------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----

Net sales                         $360,004    $306,111    $183,340    $156,582

Cost of sales                      109,102      95,233      55,585      48,611
                                   -------     -------     -------     -------
  Gross profit                     250,902     210,878     127,755     107,971

Selling, general and
  administrative expenses          123,979     107,743      63,100      54,873
Research and development expense    17,254      11,648       9,162       5,762
                                   -------     -------     -------     -------
  Operating income                 109,669      91,487      55,493      47,336

Other income, net                    7,419       3,827       4,575       1,501
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          117,088      95,314      60,068      48,837

Provision for income taxes          43,214      35,291      22,118      18,075
                                   -------     -------     -------     -------
  Income before minority interest   73,874      60,023      37,950      30,762

Minority interest                    4,386          --       2,056          --
                                   -------     -------     -------     -------
  Net income                      $ 69,488    $ 60,023    $ 35,894    $ 30,762
                                   =======     =======     =======     =======
Earnings per share:
  Basic                               $.62        $.54        $.32        $.28
                                      ====        ====        ====        ====
  Diluted                             $.61        $.53        $.32        $.27
                                      ====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            112,184     111,519     112,258     111,519
                                   =======     =======     =======     =======
  Diluted                          113,564     112,489     113,651     113,007
                                   =======     =======     =======     =======
Cash dividends per common share       $.12        $.11        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1998 and 1997
(in thousands)

                                                          1998          1997
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 69,488      $ 60,023
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         9,531         7,215
      Amortization                                         4,161         2,779
      Gain on sale of investments, net                    (1,054)         (523)
      Minority interest                                    4,386            --
      Deferred federal income taxes                         (242)           --
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (12,842)      (12,527)
        Inventories                                      (13,735)       (5,019)
        Prepaid expenses and other                         7,444        (1,767)
        Accounts payable                                  (1,404)          351
        Accrued income taxes                               9,921         4,357
        Accrued wages and commissions                       (507)          986
        Other accrued expenses                            (4,764)        5,290
                                                         -------        ------
        Net cash from operating activities                70,383        61,165
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       24,171        13,083
  Purchases of investments                               (62,648)      (21,288)
  Capital expenditures                                   (19,374)      (16,359)
  Acquisitions, net of cash acquired                      (1,075)      (13,152)
  Increase in other assets                                (1,976)       (1,569)
  Other                                                       13          (188)
                                                         -------        ------
        Net cash used in investing activities            (60,889)      (39,473)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   2,166           936
  Issuance of common shares                                  982           853
  Cash dividends                                         (13,453)      (12,256)
                                                         -------        ------
        Net cash used in financing activities            (10,305)      (10,467)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,289)        1,161
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          (2,100)       12,386
Cash and cash equivalents, beginning of year             117,089        82,034
                                                         -------       -------
Cash and cash equivalents, end of period                $114,989      $ 94,420
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31. 1998.

The accompanying consolidated balance sheet at May 31, 1998, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at November 30, 1998 and May 31, 1998 are as  follows:

                             November 30,     May 31,
                                1998            1998
                             ------------     -------
                                   (in thousands)

Raw materials                 $ 26,881       $ 26,172
Work-in-process                 23,378         24,036
Finished goods                  79,064         78,552
Consigned inventory             72,700         57,775
                              --------       --------
                              $202,023       $186,535
                              ========       ========

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 1998, the Company issued 271,407 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $982,000.

NOTE 5:     COMPREHENSIVE INCOME.

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended November 30, 1998 and 1997 was $9,000 and $7,597, respectively. Other comprehensive income for the six months ended November 30, 1998 and 1997 was $8,713 and $2,810, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 1998 and 1997 was $44,894 and $38,359, respectively. Total comprehensive income for the six months ended November 30, 1998 and 1997 was $78,201 and $62,833, respectively.

NOTE 6:     CONTINGENCIES.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims, however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages. As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory/Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The Company has filed a motion with the District Court requesting that its $36.6 million of investments be released from escrow. Tronzo did not object to the motion and the Company expects a decision from the District Court in the near future on the escrow release.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments were held on October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in late calendar 1998 or early calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all
appeals.   As of November 30, 1998, $91 million has been
delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of November 30, 1998. An additional installment of $17 million is required to be delivered on December 31, 1998.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1998

The Company's cash and investments increased $36,725,000 to $258,607,000 at November 30, 1998, despite the $13,453,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $70,383,000 for the first six months of fiscal 1999 compared to $61,165,000 in 1998. Net income plus depreciation and amortization were the principal sources of cash from operating activities, offset by increases in accounts receivable and inventories.

Cash flows used in investing activities were $60,889,000 for the first six months of fiscal 1999 compared to a use of $39,473,000 in 1998. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and purchases of capital equipment.

Cash flows used in financing activities were $10,305,000 for the first six months of fiscal 1999 compared to a use of $10,467,000 in 1998. The primary use of cash flows used in financing activities for both periods were the cash dividends paid in the first quarter of each period.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1997

Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement to manufacture and sell orthopedic and biomaterial products in Europe. The Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new entity, BioMer C.V. ("BioMer"). The Company controls BioMer and, accordingly, consolidates the financial statements of BioMer for financial reporting purposes and reflects Merck KGaA's 50% interest as a minority interest. The acquisition of BioMer was accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. Accordingly, the six months ended November 30, 1998 include the operations of BioMer, while the six months ended November 30, 1997 only include the Company's European business operations.

Net sales increased 18% to $360,004,000 for the six-month period ended November 30, 1998, from $306,111,000 for the same period last year. As a result of the formation of BioMer, European net sales now constitute a larger percentage of the Company's total net sales. However, because the Company consolidates its European operations on a one month lag, Europe's vacation period (August) is included in the second quarter. Therefore, the European vacation period had more impact on the Company's second quarter growth rate than in previous years. The Company's U.S.-based revenue increased 8% to $245,055,000 during the first six months, while foreign sales increased 46% to $114,949,000. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 1999 were $213,376,000, representing a 17% increase compared to the first six months of last year.
This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products and the Alliance Hip System. Sales of fixation products were $78,341,000 for the first six months of fiscal
1999, representing an 11% increase as compared to the same period in 1998. Sales of spinal products were $20,819,000 for the first six months of fiscal 1999, representing a 29% increase as compared to the same period in 1998. The Company's sales of other products totaled $47,468,000, representing a 26% increase over the first six months of fiscal year 1998, primarily as a result of increased sales of soft good products. The formation of BioMer positively influenced consolidated and foreign revenues principally in the reconstructive and other product categories during the first six months of fiscal year 1999.

Cost of sales decreased as a percentage of net sales to 30.3% for the first six months of fiscal 1999 from 31.1% last year primarily as result of increased sales of higher margin products, increased in-house manufacturing efficiencies, improved margins realized through acquisitions of international distributors and the inclusion of BioMer's higher margin
reconstructive products.   Selling, general and administrative
expenses decreased as a percentage of net sales to 34.4%, compared to 35.2% for the first six months of last year. This reduction is principally the result of the consolidation of the operations of BioMer and reduced legal costs. Research and development expenditures increased during the first six months to $17,254,000 reflecting the addition of the BioMer research and development projects. Operating income rose 20% from $91,487,000 for the first six months of fiscal 1998, to $109,669,000 for the first six months of fiscal 1999. Other income increased 94% resulting from the increase in the Company's investable cash and exchange gains reported by BioMer. The effective income tax rate decreased slightly to 36.9% for the first six months of fiscal 1999, from 37.0% last year.

These factors resulted in a 16% increase in net income to $69,488,000 from $60,023,000 for the first six months of fiscal 1999, as compared to the same period in fiscal 1998. Basic and diluted earnings per share increased 15%, from $.54 to $.62 and from $.53 to $.61, respectively, for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1997

Net sales increased 17% to $183,340,000 for the second quarter of fiscal year 1999, as compared to $156,582,000 for the same period last year. Operating income increased 17% from $47,336,000 for the second quarter of fiscal 1998, to $55,493,000 for the second quarter of fiscal 1999. During the second quarter, net income increased 17% to $35,894,000 as compared to $30,762,000 for the same period last year. Basic earnings per share increased 14% from $.28 per share for the second quarter of fiscal 1998 to $.32 per share for the same period of fiscal 1999, while diluted earnings per share increased 19% from $.27 per share for the second quarter of fiscal 1998 to $.32 per share in fiscal 1999. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

OTHER MATTERS

The Year 2000 ("Y2K") issue stems from the way dates are recorded and computed in many computer systems because such programs use only the last two digits to indicate the year. If uncorrected, these computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors, thereby disrupting operations. The Company understands the importance of being prepared for Y2K. The Company's objective is to ensure an uninterrupted transition into Y2K and is progressing in a comprehensive plan to assure the achievement of that goal. The scope of the Year 2000 readiness effort includes (1) information technology ("IT") such as software and hardware; (2) non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environmental and safety systems, facilities and utilities, and Company products with date-sensitivity (the vast majority of the Company's products are not date-sensitive); and (3) readiness of key second parties, including suppliers, customers, and key financial institutions. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse affect on the Company's operations.

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

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

In January 1996, a jury returned a verdict in favor of Raymond
G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million, and prejudgment interest. The trial court dismissed, with prejudice, Tronzo's claim based upon unjust enrichment. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims, however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages. As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory/Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The Company has filed a motion with the District Court requesting that its $36.6 million of investments be released from escrow. Tronzo did not object to the motion and the Company expects a decision from the District Court in the near future on the escrow release.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments were held on October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in late calendar 1998 or early calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the plaintiff pending the outcomes of all appeals. As of November 30, 1998, $91 million has been delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of November 30, 1998. An additional installment of $17 million is required to be delivered on December 31, 1998.

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


DATE:  12/21/98                      BY: /s/  GREGORY D. HARTMAN
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