Form 10-Q
period 1999-02-28
BIOMET INC
filed 1999-03-31
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1999.

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

As of February 28, 1999, the registrant had 112,419,357 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1999 and May 31, 1998
(in thousands)

ASSETS
                                                February 28,        May 31,
                                                    1999             1998
                                                ------------        -------
Current assets:
  Cash and cash equivalents                     $  137,368        $ 117,089
  Investments                                       58,831           31,618
  Accounts and notes receivable, net               211,866          188,800
  Inventories                                      202,754          186,535
  Prepaid expenses and other                        48,916           46,750
                                                 ---------          -------
    Total current assets                           659,735          570,792
                                                 ---------          -------
Property, plant and equipment, at cost             266,565          227,056
  Less, Accumulated depreciation                   106,644           87,284
                                                 ---------          -------
    Property, plant and equipment, net             159,921          139,772
                                                 ---------          -------
Investments                                        121,540           73,175
Excess acquisition costs over fair value
  of acquired net assets, net                       50,353           52,248
Intangible assets, net                               8,249            9,012
Other assets                                         4,151            3,740
                                                 ---------          -------
Total assets                                    $1,003,949        $ 848,739
                                                 =========          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of February 28, 1999 and May 31, 1998
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,        May 31,
                                                    1999              1998
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                          $   53,362        $   6,345
  Accounts payable                                   16,562           16,581
  Accrued income taxes                               18,560            5,873
  Accrued wages and commissions                      17,550           16,393
  Other accrued expenses                             40,665           52,867
                                                  ---------          -------
    Total current liabilities                       146,699           98,059

Long-term liabilities:
  Deferred federal income taxes                       9,035            9,345
  Other liabilities                                     324              685
                                                  ---------          -------
    Total liabilities                               156,058          108,089
                                                  ---------          -------
Contingencies (Note 7)

Minority interest                                    78,102           73,232
                                                  ---------          -------
Shareholders' equity:
  Common shares                                      76,987           75,712
  Additional paid-in capital                         19,209           19,209
  Retained earnings                                 678,311          584,920
  Accumulated other comprehensive income:
    Net unrealized appreciation of
      available-for-sale securities                   1,823            1,742
    Cumulative translation adjustment                (6,541)         (14,165)
                                                  ---------          -------
    Total shareholders' equity                      769,789          667,418
                                                  ---------          -------
Total liabilities and shareholders' equity       $1,003,949        $ 848,739
                                                  =========          =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 1999 and 1998 (in thousands, except per share data)

                                    Nine Months Ended      Three Months Ended
                                       February 28,           February 28,
                                    -----------------      ------------------
                                    1999         1998       1999        1998
                                    ----         ----       ----        ----

Net sales                         $552,334    $467,079    $192,330    $160,968

Cost of sales                      167,735     145,144      58,633      49,911
                                   -------     -------     -------     -------
  Gross profit                     384,599     321,935     133,697     111,057

Selling, general and
  administrative expenses          192,384     164,493      68,405      56,750
Research and development expense    26,100      27,493       8,846      15,845
                                   -------     -------     -------     -------
  Operating income                 166,115     129,949      56,446      38,462

Other income, net                   10,416      21,345       2,997      17,518
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          176,531     151,294      59,443      55,980

Provision for income taxes          64,816      59,534      21,602      24,243
                                   -------     -------     -------     -------
  Income before minority interest  111,715      91,760      37,841      31,737

Minority interest                    4,870         480         484         480
                                   -------     -------     -------     -------
  Net income                      $106,845    $ 91,280    $ 37,357    $ 31,257
                                   =======     =======     =======     =======
Earnings per share:
  Basic                               $.95        $.82        $.33        $.28
                                      ====        ====        ====        ====
  Diluted                             $.94        $.81        $.33        $.28
                                      ====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            112,242     111,625     112,361     111,625
                                   =======     =======     =======     =======
  Diluted                          113,426     112,657     113,815     113,416
                                   =======     =======     =======     =======
Cash dividends per common share       $.12        $.11        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 1999 and 1998
(in thousands)

                                                          1999          1998
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $106,845      $ 91,280
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        14,871        11,171
      Amortization                                         6,204         5,791
      Gain on sale of investments, net                    (1,148)       (1,139)
      Minority interest                                    4,870           480
      Deferred federal income taxes                         (310)           --
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (21,920)      (14,181)
        Inventories                                      (15,685)       (5,584)
        Prepaid expenses and other                          (493)       (2,859)
        Accounts payable                                     (77)       (4,479)
        Accrued income taxes                              13,727           558
        Accrued wages and commissions                      1,386          (286)
        Other accrued expenses                           (10,559)        9,271
                                                         -------        ------
        Net cash from operating activities                97,711        90,023
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       25,478        24,885
  Purchases of investments                               (99,779)      (43,735)
  Capital expenditures                                   (33,814)      (33,954)
  Acquisitions, net of cash acquired                      (1,182)      (11,493)
  Increase in other assets                                (2,238)       (1,874)
  Other                                                       15          (254)
                                                         -------        ------
        Net cash used in investing activities           (111,520)      (66,425)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                  45,549         1,935
  Issuance of common shares                                1,275         1,557
  Cash dividends                                         (13,453)      (12,256)
                                                         -------        ------
        Net cash from (used in) financing activities      33,371        (8,764)
                                                         -------        ------
Effect of exchange rate changes on cash                      717        (7,970)
                                                         -------        ------
Increase in cash and cash equivalents                     20,279         6,864
Cash and cash equivalents, beginning of year             117,089        82,034
                                                         -------       -------
Cash and cash equivalents, end of period                $137,368      $ 88,898
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     OPINION OF MANAGEMENT.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31. 1998.

The accompanying consolidated balance sheet at May 31, 1998, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2:     INVENTORIES.

Inventories at February 28, 1999 and May 31, 1998 are as  follows:

                             February 28,     May 31,
                                1999            1998
                             ------------     -------
                                   (in thousands)

Raw materials                 $ 26,449       $ 26,172
Work-in-process                 25,131         24,036
Finished goods                  82,151         78,552
Consigned inventory             69,023         57,775
                              --------       --------
                              $202,754       $186,535
                              ========       ========

NOTE 3:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 1999, the Company issued 376,337 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $1,275,000.

NOTE 5:     COMPREHENSIVE INCOME.

Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This standard establishes standards for reporting and
display of comprehensive income and its components.   Other
comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended February 28, 1999 and 1998 was $(1,008) and $(10,410), respectively. Other comprehensive income (loss) for the nine months ended February 28, 1999 and 1998 was $7,705 and $(7,600), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 1999 and 1998 was $36,349 and $20,847, respectively. Total comprehensive income for the nine months ended February 28, 1999 and 1998 was $114,550 and $83,680, respectively.

NOTE 6:     SHORT-TERM DEBT.

During the third quarter, BioMer C.V. (through its wholly owned financing subsidiary, Biomet Merck B.V.) obtained a $50,000,000 unsecured line of credit at a major European bank for Biomet's European operations. At February 28, 1999, the Company had $45,500,000 outstanding on this line of credit. The interest rate is at the lender's interbank rate plus .4% (effective rate of 3.53% at February 28, 1999).

NOTE 7:     CONTINGENCIES.

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

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments were held on October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in mid calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the
plaintiff pending the outcomes of all appeals.   As of February
28, 1999, $108 million has been delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of February 28, 1999.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 1999

For the nine-month period ended February 28, 1999, the Company's cash and investments have increased $95,857,000 to $317,739,000, despite the $13,453,000 cash dividend paid during the first quarter. The increase in cash balances this quarter was the result of short-term borrowings of Biomet Merck B.V., which were used to reduce intercompany debt. This reduced the Company's exposure to foreign currency exchange losses on the intercompany debt and took advantage of the interest rate spread between current interest rate returns on domestic investments and interest rates on international borrowings.

Cash flows provided by operating activities were $97,711,000 for the first nine months of fiscal 1999 compared to $90,023,000 in 1998. Net income plus depreciation and amortization and an increase in accrued income taxes were the principal sources of cash from operating activities, offset by increases in accounts receivable and inventories and a decrease in other accrued expenses.

Cash flows used in investing activities were $111,520,000 for the first nine months of fiscal 1999 compared to a use of $66,425,000 in 1998. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and purchases of capital equipment.

Cash flows from financing activities were $33,371,000 for the first nine months of fiscal 1999 compared to a use of $8,764,000 in 1998. The primary source of cash flows from financing activities was the short-term borrowings of Biomet Merck B.V. as noted above. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter. In June 1998, the Company's Board of Directors declared a cash dividend of twelve cents ($.12) per share payable to shareholders of record at the close of business on July 10, 1998.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1998

Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement to manufacture and sell orthopedic and biomaterial products in Europe. The Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new entity, BioMer C.V. ("BioMer"). The Company controls BioMer and, accordingly, consolidates the financial statements of BioMer for financial reporting purposes and reflects Merck KGaA's 50% interest as a minority interest. The acquisition of BioMer was accounted for as a purchase and the operating results of BioMer are consolidated from the date of acquisition. Accordingly, the nine months ended February 28, 1999 include the operations of BioMer, while the nine months ended February 28, 1998 included one month of BioMer's operations and eight month's of the Company's European business operations prior to the addition of Merck KgaA's European business operations.

Net sales increased 18% to $552,334,000 for the nine-month period ended February 28, 1999, from $467,079,000 for the same period last year. The Company's U.S.-based revenue increased 10% to $375,531,000 during the first nine months, while foreign sales increased 42% to $176,803,000. Biomet's worldwide sales of reconstructive products during the first nine months of fiscal 1999 were $327,772,000, representing an 18% increase compared to the first nine months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Alliance Hip System and the initial launch of the Ascent Knee System. Sales of fixation products were $119,532,000 for the first nine months of fiscal 1999, representing a 13% increase as compared to the same period in 1998. Sales of spinal products were $32,461,000 for the first nine months of fiscal 1999, representing a 29% increase as compared to the same period in 1998. The Company's sales of other products totaled $72,569,000, representing a 27% increase over the first nine months of fiscal year 1998, primarily as a result of increased sales of arthroscopy and soft good products and the Indiana Tome Carpal Tunnel Release System. The formation of BioMer positively influenced consolidated and foreign revenues principally in the reconstructive and other product categories during the first nine months of fiscal year 1999.

Cost of sales decreased as a percentage of net sales to 30.4% for the first nine months of fiscal 1999 from 31.1% last year primarily as result of increased sales of higher margin products, increased in-house manufacturing efficiencies, improved margins realized through acquisitions of international distributors and the inclusion of BioMer's higher margin bone
cements and biomaterial products.   Selling, general and
administrative expenses decreased as a percentage of net sales to 34.8%, compared to 35.2% for the first nine months of last year. This reduction is principally the result of the consolidation of the operations of BioMer and reduced legal costs. Research and development expenditures during the first nine months were $26,100,000 reflecting the addition of the BioMer research and development projects. Last year's nine month research and development expenditures were $27,493,000, which included the expensing of $9.8 million of purchased in-process research and development relating to the acquisition of 50% of Merck's European operations. Operating income rose 28% from $129,949,000 for the first nine months of fiscal 1998, to $166,115,000 for the first nine months of fiscal 1999. Other income decreased to $10,416,000 for the first nine months of this year from $21,345,000 for the first nine months of last year. Included in other income last year was the $15,200,000 gain realized from the sale of 50% of Biomet's European operations to Merck in connection with the formation of BioMer. The effective income tax rate decreased slightly to 36.7% for the first nine months of fiscal 1999, from 39.3% last year.
Last year's tax rate was inflated due to the expensing of the purchased in-process research and development not having a tax benefit. Minority interest was $4,870,000 for the current year compared to $480,000 for last year. Last year's amount included only one month of BioMer's operations.

These factors resulted in a 17% increase in net income to $106,845,000 from $91,280,000 for the first nine months of fiscal 1999, as compared to the same period in fiscal 1998. Basic and diluted earnings per share increased 16%, from $.82 to $.95 and from $.81 to $.94, respectively, for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

Net sales increased 19% to $192,330,000 for the third quarter of fiscal year 1999, as compared to $160,968,000 for the same period last year. Operating income increased 47% from $38,462,000 for the third quarter of fiscal 1998, to $56,446,000 for the third quarter of fiscal 1999. During the third quarter, net income increased 20% to $37,357,000 as compared to $31,257,000 for the same period last year. Basic and diluted earnings per share both increased 18% from $.28 per share for the third quarter of fiscal 1998 to $.33 per share for the same period of fiscal 1999. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

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

The majority of the most vital information systems of the Company are now Y2K compliant. The Company expects that the remainder of the information systems located in the United States will be Y2K compliant by June 1999. Three of the Company's European subsidiaries are undergoing computer hardware and software upgrades to insure they are Y2K compliant. These upgrades will be completed by September 1999. The Company expects to complete compliancy testing and finalize contingency plans in the next two quarters. The Company is in contact with key suppliers and financial institutions to ensure no interruption in the relationship between the Company and these important third parties concerning Y2K compliance issues. If third parties do not convert their systems in a timely manner, Y2K could have a material adverse affect on the Company's operations.

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

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorneys' fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company is appealing the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit. The briefing by both parties in the appeal has been completed and oral arguments were held on October 29, 1998. It is anticipated that the Third Circuit will issue its final decision on the appeal sometime in mid calendar year 1999. In connection with the District Court's final judgment and its order granting a stay of enforcement and execution of the judgment, the Biomet Group was required to deliver to an escrow agent investments with a value no less than $108 million to be held in escrow, invested and disbursed for the benefit of the
plaintiff pending the outcomes of all appeals.   As of February
28, 1999, $108 million has been delivered to the escrow agent. This amount is restricted under the terms of the escrow agreement and is included in investments on the Company's consolidated balance sheet as of February 28, 1999.

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


                                         BIOMET, INC.
                                         ------------


DATE:   4/1/99                       BY: /s/  GREGORY D. HARTMAN
        ------                           -------------------------
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