Form 10-K
period 1999-05-31
BIOMET INC
filed 1999-07-29
CIK 351346

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
          For the fiscal year ended May 31, 1999.

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934

          For the transition period from _____________ to _______________.

                          Commission file No. 0-12515.

                            [ LOGO OF BIOMET, INC. ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 9, 1999, as reported by the Nasdaq Stock Market, was approximately $4,418,200,000. As of July 9, 1999, there were 112,744,907 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                         PARTS OF FORM 10-K
                                                      INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                         IS INCORPORATED
Proxy Statement with respect to the 1999
Annual Meeting of Shareholders of the Registrant               Part III

================================================================================

This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to, statements related to the timing and number of planned new product introductions, anticipated outcome of clinical studies, the future availability of raw materials, the anticipated adequacy of the Company's capital resources to meet the needs of its business, the Company's continued investment in new products and technologies, the ultimate marketability of products currently being developed and the Company's ability to become year 2000 compliant. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, bone cements, bone substitutes, spinal implants and craniomaxillofacial implants and instruments. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 25 locations worldwide. Biomet markets its products in the United States, Australia and Canada through independent, commissioned sales representatives; in Austria, Belgium, Chile, the Czech Republic, France, Germany, Greece, Holland, Italy, Mexico, New Zealand, Norway, Poland, Portugal, Spain, Switzerland and the United Kingdom primarily through direct sales representatives; and in other international markets through independent sales representatives and specialty medical product dealers. EBI, L.P., a subsidiary of the Company, sells electrical stimulation, external fixation devices, spinal products and softgoods primarily through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Biomet and its subsidiaries currently distribute products in more than 100 countries.

On January 1, 1998, the Company formed a joint venture with Merck KGaA, Darmstadt, Germany (Merck KGaA). The Company and Merck KGaA contributed their European orthopedic and biomaterials operations to a limited partnership named BioMer C.V. BioMer C.V. is the parent of a holding company, Biomet Merck B.V. ("Biomet Merck"), which holds the operating entities of this joint venture. The Company controls the partnership and, accordingly, consolidates its financial statements for financial reporting and reflects Merck KGaA's 50 percent interest as a minority interest. This joint venture has significantly expanded the Company's presence in the European marketplace and provides the Company with exclusive rights to Merck KGaA's current and future biomaterials-based products.

Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

The Company has one reportable segment, orthopedic products, which includes the design, manufacture and marketing of four major product groups: reconstructive devices, fixation products, spinal products and other products. Reconstructive devices include total knee, total hip and shoulder systems, as well as bone cements and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation product sales include internal and external fixation devices, craniomaxillofacial fixation systems and EBI's electrical stimulation devices that do not address the spine. Spinal product sales include EBI's SpF(R) Spinal Fusion Stimulation System and the SpineLink(TM), Omega 21(TM) and K2(TM) spinal fixation systems. The other product sales category includes arthroscopy products, softgoods products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products such as the Indiana Tome(TM) Carpal Tunnel Release System. The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 1999.

                                                  YEARS ENDED MAY 31,
                                                  -------------------
                                             (DOLLAR AMOUNTS IN THOUSANDS)
                                             -----------------------------

                                  1999                     1998                1997
                                     PERCENT                 PERCENT              PERCENT
                               NET    OF NET            NET   OF NET         NET   OF NET
                             SALES     SALES          SALES    SALES       SALES    SALES
                             -----     -----          -----    -----       -----    -----

Reconstructive Devices    $450,877       60%       $389,483      60%    $347,762      60%

Fixation Products          162,825       21%        144,853      22%     132,875      23%

Spinal Products             45,125        6%         35,902       6%      31,426       5%

Other Products              98,587       13%         81,167      12%      68,284      12%
                          ---------------------------------------------------------------
Total                     $757,414      100%       $651,405     100%    $580,347     100%
                          ---------------------------------------------------------------

RECONSTRUCTIVE DEVICES

Reconstructive devices are used to replace joints that have deteriorated as a result of disease (principally arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of one or more manufactured components. The Company's primary reconstructive joints are hips, knees and shoulders, but it also produces other joints (including ankles and elbows). In addition, the Company produces the associated instruments required by orthopedic surgeons to implant the Company's reconstructive devices.

In July 1993, the Company received 510(k) clearance from the United States Food and Drug Administration ("FDA") (see "Government Regulation" section for a general discussion of the regulatory clearance and approval process) for hip, knee and shoulder polyethylene components manufactured according to a patented process and marketed under the trademark, ArCom(R). ArCom(R) components are machined from uniform compression molded bar stock manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize the mechanical and wear properties of the polyethylene-bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

         KNEE SYSTEMS. The Maxim(R) Total Knee System, the Company's largest selling knee system, incorporates primary, posterior stabilized and revision components, and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has compromised soft tissue and instability. The Company also has developed simplified instrumentation for the implantation of the Maxim(R) Total Knee System components.

The Company's AGC(R) Total Knee System, with over 15 years of positive clinical results, is one of the most clinically successful total knee systems in the orthopedic industry. The AGC(R) Total Knee System consists of cobalt chromium alloy femoral and tibial components and polyethylene patella components for patellar resurfacing. AGC(R) components are available either with or without a porous titanium alloy surface, which is designed to enhance the attachment of bone cement to the implant surfaces. The Company, with surgeon collaboration, also has developed surgical techniques and supporting implantation instruments for the AGC(R) and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the knee following the surgical procedure.

The Company's total knee product line includes the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous total knee failure or tumor resections.

The Ascent(TM) Total Knee System, released during fiscal year 1999, incorporates an open box posterior stabilized femoral component with a swept anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patella tracking and reduce lateral release rates. All tibial bearing surfaces are made from the Company's proprietary ArCom(R) polyethylene for optimum wear resistance.

The T-1(TM) Ritter Revision Knee Instruments, released during fiscal year 1999, provide the surgeon with the ability to reference the position of the patella for establishment of the joint line prior to the resection of any bone in revision knee surgery.

The Trac(R) Mobile Bearing Knee System, which has experienced a successful launch in Europe and is currently involved in clinical studies in the United States, is a unique knee system utilized primarily in total knee arthroplasty for younger, more active patients. Its rotating platform design allows greater anatomic flexibility of the knee.

The Company's offering of knee systems includes the Repicci II(TM) Unicondylar Knee System, the first minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components which can be inserted via an extended arthroscopic approach. This innovative procedure, which can often be performed on an outpatient basis, requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss.

         HIP SYSTEMS. All femoral hip prostheses consist of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of sizes and configurations. The Company currently offers several total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone cement to the stem; or in a press-fit configuration, allows the component's use without bone cement.

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

One of Biomet's largest selling reconstructive systems is the Mallory-Head(R) Hip Program, which is designed to meet surgeons' needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to ensure proximal loading of the femur to recreate near-normal bone stresses.

The Mallory-Head(R) revision femoral components provide innovative solutions for difficult revision cases. The long stem revision components feature the primary proximal finned geometry with additional stem lengths to bridge cortical bone defects and to provide increased stability. The head/neck porous revision components feature multiple resection levels to compensate for proximal bone deficiencies. An optional trochanteric bolt or grip provides additional rotational stability and implant fixation. In May 1995, the FDA cleared the Mallory-Head(R) Modular Calcar System for cemented use. This system provides the surgeon with intraoperative flexibility to independently size the proximal and distal femur with the appropriate implant size and shape, even in cases of severe bone deficiency. This is accomplished by using interchangeable modular subcomponents.

The Alliance(R) family of hip systems is designed to address the growing trend among hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance family includes the Integral(R), Bi-Metric(R), Answer(R), Hip Fracture(TM), Rx90(R), Osteocap rs(R), Vision(R) and Progressive(TM) Hip Systems. During fiscal year 1999, the Company introduced an improved instrumentation system for the Alliance(R) family.

The Company is currently involved in a clinical trial with a metal-on-metal total hip system. This hip system combines a cobalt chrome head with a cobalt chrome liner to produce a total hip system that could potentially demonstrate less wear debris than conventional systems. The Company is also preparing a clinical trial for a ceramic-on-ceramic total hip system, which is scheduled to begin in early 2000.

         SHOULDER SYSTEMS. During fiscal year 1997, the Company received 510(k) clearance for the Bi-Angular(R) Bi-Polar Shoulder System. The Bi-Polar humeral head is marketed for use in primary cases of noninflammatory degenerative joint disease, rheumatoid arthritis, correction of severe functional deformity and fracture. The Bi-Angular(R) Bi-Polar Shoulder System was introduced in February 1997 and is the only FDA-cleared bi-polar shoulder in the United States.

The Integrated(TM) Shoulder System offers surgeons a wide variety of reconstructive products. As part of the Integrated(TM) Shoulder System, the Atlas(R) Modular shoulder prosthesis was introduced during fiscal year 1996 to further augment the surgeon's ability to match the prosthesis to the individual patient. This device incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. Since its introduction in 1987, the Bio-Modular(R) Total Shoulder System has proven to be clinically effective and versatile, and is the Company's largest selling shoulder system. This system was designed to simplify the shoulder replacement procedure and surpass the durability and clinical outcome requirements of previous designs.

          OTHER RECONSTRUCTIVE DEVICES. Biomet's Patient-Matched Implant ("PMI(R)") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet's reconstructive sales. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI(R) group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system. A patented technology owned by the Company allows the use of CT data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. Biomet also provides anatomic physical models based on patient CT data. With this imaging and model-making technology, Biomet's PMI(R) group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers to create a PMI(R) design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints in the body.

The Company is involved in a variety of research projects involving bone cements and delivery systems. Currently, the Company sells bone cements, primarily Palacos Refobacin(R) and Palamed(R) G, principally in Europe. Additionally, the Company is in the final stage of development of the Generation Four(TM) Bone Cement System. The system provides acrylic bone cement in a pre-packaged, vacuum-sealed pouch--known as the Vac Pac(TM)--for contained mixing and delivery. This patented system is designed to offer the surgeon ease of use, a lower incidence of waste, consistent cement preparation and reduced exposure to irritating monomer vapors.

FIXATION PRODUCTS

Fixation products include external fixation devices, electrical stimulation devices that do not address the spine, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials.

         ELECTRICAL STIMULATION DEVICES. EBI is the market leader in the electrical stimulation segment of the fixation market. The EBI(R) Bone Healing System is a non-invasive device used in the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. In 1998, the U.S. Food and Drug Administration (FDA) revised the definition of "nonunions," which are now defined as fractures with no visibly progressive signs of healing. Previously, a nonunion could not be established until nine months had elapsed with no signs of healing. The new definition should allow patients to receive the benefits of electrical stimulation technology on a more timely basis. The non-invasive devices sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudoarthrosis.

The EBI(R) Bone Healing System produces low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition rate and duration, affect bone cells. EBI's non-invasive stimulator has two components: treatment heads and the control unit. The treatment heads contain electrical coils and are connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment heads, which may be placed over a patient's cast, incorporated into the cast or worn over the skin.

The EBI(R) Bone Healing System Model 1200 utilizes household current, or a rechargeable power supply, and allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast, but the coil can be worn over the skin, if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment according to patient compliance history. The Model 1200 is a small, lightweight, and easy-to-use unit, which was designed to encourage patient compliance and enhance clinical success. EBI introduced the EBI(R) Bone Healing System Model 2001, a newly designed, compact, more patient-friendly model, during the fourth quarter of fiscal year 1999.

EBI also manufactures the FLX(R) Flexible Treatment Coils for use with the EBI(R) Bone Healing System. The FLX(R) Flexible Treatment Coils are lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens. When used conjunctively with the EBI(R) Bone Healing System, the FLX(R) Flexible Treatment Coils afford higher bone healing success rates. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation systems.

EBI's Osteogen(R) Totally Implantable Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture. During fiscal year 2000, EBI plans to launch the Osteogen(R) Mesh Cathode, which is designed to provide a scaffold for bone growth in bone grafting procedures.

         EXTERNAL FIXATION DEVICES. During fiscal year 1996, EBI launched a proprietary external fixation system, the DynaFix(R) External Fixation System. Market acceptance of the DynaFix(R) System has been extremely positive, and it is currently the leading external fixation system in the United States. The DynaFix(R) System is a patented device for use in complicated trauma situations and in certain limb-lengthening and deformity correction applications.

The DynaFix(R) Hybrid Ring Fixator, introduced during fiscal year 1998, is designed for use in fractures surrounding joints that require small fragment fixation. This product is EBI's introductory development of a ring fixation product for use close to the joint. During fiscal year 2000, the following products will be added to the Dynafix(R) line: the Opti-rom(TM) Elbow Fixator, the Access Pelvic Fixator and the Dimension(TM) Wrist Fixator.

         CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical offers specialty craniomaxillofacial surgical instruments, hard tissue replacement (HTR) custom craniofacial implants, as well as electric-powered surgical drills and saws for use in craniomaxillofacial and small bone surgery.

Lorenz Surgical also manufactures and markets resorbable plate and screw systems for craniomaxillofacial surgery in the United States, the European community, the Pacific Rim, Canada, South America and South Africa. The LactoSorb(R) Craniomaxillofacial Fixation System is a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R) System is comparable in strength to titanium plating systems and is completely resorbed within 9 to 15 months after implantation. Market response for the LactoSorb(R) System has been positive, especially in pediatric and craniofacial reconstruction cases.

Lorenz Surgical is in the process of developing a comprehensive dental implant system with a proprietary design. Lorenz Surgical expects to introduce its dental implant system by the end of fiscal year 2000. Dental implants are comprised of small titanium screws or cylinders that are surgically placed directly into the jaw and serve as a foundation for replacement teeth. Dental implants permit patients to regain most of the functionality of their natural teeth.

During fiscal year 2000, Lorenz Surgical intends to introduce a product line incorporating distraction osteogenesis technologies for the face. These titanium devices are designed to be utilized in lengthening procedures for pediatric congenital defects. In addition, the Company intends to launch the Rapid FLAP(TM) line, a unique system designed to enhance cranial-flap closure.

         INTERNAL FIXATION DEVICES. The Company's internal fixation devices include devices such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. They are intended as aids to healing and may be removed when healing is completed; they are not intended to replace normal body structures.

The Uniflex(R) Nailing System, which is the Company's largest selling internal fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex(R) Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex(R) Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) Small Bone Locking Nail and the Vector(R) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. The Biomet(R) Retrograde Femoral Nail is another clinical option for femoral fractures. The Retrograde Humeral Nail, provides an option for humeral fractures without violating the rotator cuff.

The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The Company introduced the Vari-Angle Hip Fixation System (VHS(TM)) during fiscal year 1999. This unique compression hip screw allows the hospital to carry less inventory, while providing greater intraoperative selection of optimum fixation angle. The BMP(TM) Cable and Cable Plate System are used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to repair existing femoral fractures. System specific instrumentation for the BMP(TM) Cable System is precise and allows reproducible results.

         BONE SUBSTITUTE MATERIALS. The Company, principally through the Biomet Merck joint venture, is engaged in several bone substitute material projects. The first, Endobon(TM), is a bovine-derived material with interconnecting porosity available in indication-specific shapes. This material is free of organic components due to the sintering process, which converts it into a non-resorbable ceramic material that is stable long-term after implantation. The Endobon(TM) material has regulatory approval in Europe and was recently approved for certain dental indications in the United States. The second, Biobon(TM), is a totally synthetic calcium phosphate material with a composition similar to the mineral phase of bone. This compound sets by an endothermic reaction at 37(degree) Celcius in moist surroundings to form a solid material which is gradually resorbed and replaced by natural bone. The Biobon(TM) compound was recently launched in Europe.

The Company is also developing a resorbable calcium-deficient hydroxyapatite bone substitute material, currently referred to as Biocement D(TM). This material exhibits a slower resorption profile and offers higher strength in comparison to the faster-resorbing Biobon(R) compound. In addition, the Company is developing a series of calcium-based bone substitute materials, more specifically calcium sulfate, calcium sodium phosphate and tetracalcium/tricalcium phosphate. These materials offer different physical and resorption properties to accommodate a variety of indications. The Company is conducting pre-clinical studies in Europe and the United States to evaluate these materials in both paste and granular forms.

SPINAL PRODUCTS

Spinal products include EBI's SpF(R) Spinal Fusion Stimulation System and the SpineLink(TM) and Omega 21(TM) Spinal Fixation Systems.

         SPINAL FUSION STIMULATION SYSTEM. Implantable, direct current electrical stimulation devices provide an adjunct to surgical intervention in the treatment of nonunions and spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. EBI's SpF(R)-2, a two-lead implantable spinal fusion stimulator, offers orthopedic surgeons the SpF(R) spinal fusion technology. Another SpF product, the SpF(R)-T Implantable Spinal Fusion Stimulator, incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF(R)-T stimulator provides easier surgical implantation and explantation while increasing patient comfort. EBI's SpF(R)-XL stimulator is designed to address multilevel fusions of 3 to 5 levels. The XL model has longer leads and delivers 40 micro amps of output. In fiscal year 1996, the XL line was expanded to include the SpF(R)-XLII Spinal Fusion Stimulator, which provides the same benefits as the XL model, in a two-lead configuration. The implantable devices consist of a generator that provides a constant direct current to a titanium cathode placed where bone growth is required. During fiscal year 1998, EBI introduced the SpF(R)-XLIIB Spinal Fusion Stimulator, a miniature version of the SpF(R)-XLII stimulator. In fiscal year 2000, EBI plans to launch the SpF(R) Mesh Cathode, which is designed to increase the contact area between the bone graft site and the host bone. More than 80,000 SpF(R) spinal fusion stimulation systems have been used successfully since the product was introduced in 1987.

*VHS(TM) is a trademark of Implant Distribution Network Ltd.

         SPINAL FIXATION SYSTEMS. During fiscal year 1998, EBI introduced the SpineLink(TM) Spinal Fixation System, which addresses many of the inherent drawbacks of traditional rod and plate systems. With the SpineLink(TM) System, each spine segment is addressed individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink(TM) System optimizes accessibility to the bone graft site while increasing the volume of graft that can be used in spinal fusion surgery. During fiscal year 1998, EBI received 510(k) clearance from the FDA to market the SpineLink(TM) Cervical Fixation System addressing the cervical region of the spine. This system is scheduled for full release during fiscal year 2000.

Full release of the Omega 21(TM) Spinal Fixation System in the United States is scheduled during fiscal year 2000. This system rounds out EBI's domestic spinal fixation product line by offering its customers a traditional rod and screw system. EBI intends to continue to expand its spinal fixation system offerings.

Certain of the Company's foreign subsidiaries distribute spinal fixation products manufactured by other companies.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including orthopedic support devices (also referred to as softgoods); arthroscopy products; operating room supplies; casting materials; general surgical instruments; wound care products such as Septopal(R), and an antibiotic bead delivery system used to combat soft tissue infections; and other surgical products such as the Indiana Tome(TM) Carpal Tunnel Release System. AOA, a division of EBI, manufactures and distributes through EBI an extensive line of orthopedic support products under the EBI(R) Sports Medicine name. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary.

The Indiana Tome(TM) Carpal Tunnel Release System is an innovation in carpal tunnel surgery. This patented system combines aspects of both the minimally invasive endoscopic approach and the traditional open procedure. Biomet's offering of hand products was expanded during fiscal year 1999 with the introduction of the Trigger Finger Release Knife. This advancement enables the procedure to be performed under local anesthesia through a 2 mm incision.

         ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the Harpoon(R) Soft Tissue Anchor System, the IES(R) 1000 System, the PowerPump(R) 800, the Tunneloc(R) ACL Fixation System and manual instruments, including the BackBiter(R) forceps instrument. The IES(R) 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump(R) 800 provides surgeons with the ability to independently control flow and pressure and to use the pump in conjunction with other arthroscopy shaver systems. The Tunneloc(R) System includes the Bone Mulch(TM) Screw and the Washerloc(TM) Tibial Fixation System. During fiscal year 2000, Arthrotek plans to launch a broad line of resorbable arthroscopy products including suture anchors, meniscal repair devices and soft tissue plates and screws.

         ORTHOPEDIC SUPPORT DEVICES. EBI distributes a line of orthopedic support devices under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods products are assisted by the Support-on-Site (SOS(TM)) stock and bill program, which efficiently handles the details of softgood delivery for the healthcare provider.

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

         CASTING MATERIALS. EBI introduced the SynthoCast(R) HP high performance casting tape during fiscal year 1998. This casting material is lighter, stronger and more comfortable than conventional plaster products. The SynthoCast(R) tape offers pre-cut splints on a roll, which saves time, controls waste and improves convenience for the patient and physician. During fiscal year 2000, EBI plans to introduce an improved version of the SynthoCast(R) HP casting tape, which is uniquely designed to provide improved conformability and faster setting capabilities.

PRODUCT DEVELOPMENT

For the years ended May 31, 1999, 1998 and 1997, the Company expended approximately $35,472,000, $36,120,000 and $23,201,000, respectively, on research and development. As more fully described in Note C of the Notes to Consolidated Financial Statements, the research and development expense for fiscal year 1998 includes a one-time $9.8 million charge for acquired in-process research and development. It is expected that on-going research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision products, arthroscopy products, resorbable technology, biomaterials products and gene therapy technologies in the orthopedic field. The Company's primary research and development facilities are located in Warsaw, Indiana; Parsippany, New Jersey; and Darmstadt, Germany.

The Company's research and development efforts contributed to the introduction in fiscal year 1999 of the following products: the Ascent(TM) Total Knee System, the Silhouette(R) Cemented Hip System, the EBI(R) Bone Healing System Model 2001, improved instrumentation for the Alliance(R) family of hip systems, T-1(TM) Ritter Revision Knee Instruments, the iBP(TM) Elbow System, the Kudo(R) Elbow, the Recovery(R) Protrusio Cage, the Bi-Metric(R) Modular Revision Hip System, the Vari-Angle Hip Fixation System (VHS(TM)), the SpF(R) Mesh Cathode and Palamed(R) G bone cement. During fiscal year 2000, the Company intends to release the following products: the Opti-rom(TM) Elbow Fixator, the Access Pelvic Fixator, the Rapid FLAP(R) line, Lorenz Surgical's Dental Implant System, Arthrotek's resorbable fixation products, the SpineLink(TM) Cervical Fixation System and the Omega 21(TM) Spinal Fixation Systems.

EBI conducts a program of research and development intended to maintain its proprietary position and to expand the range of conditions treatable with its electrical stimulation products. This program includes clinical investigations and funding of basic research to study cells and simple biological systems. Typically, EBI receives proprietary rights with respect to the data developed as the result of research it sponsors. EBI also conducts similar research programs for all of its products.

During the fourth quarter of fiscal year 1999, the Company formed an alliance with Selective Genetics, Inc. ("Selective Genetics") to develop gene therapy products for the musculoskeletal market. Selective Genetics specializes in tissue repair and regeneration by utilizing technologies for local gene transfer in any type of wound repair environment. This alliance will provide the Company with an exclusive, worldwide license covering the application of Selective Genetics' Gene Activated Matrix (GAM(TM)) for orthopedic indications; such as spinal fusion, fracture repair, bone void filling, tendon repair and ligament repair. Also, the Company has made a minority equity investment in Selective Genetics, as more fully described in Note C of the Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

The development, testing, marketing and manufacturing of medical devices - such as arthroscopy, reconstructive, electrical stimulation and internal fixation devices - are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

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

In addition, the sale and marketing of medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices require FDA premarket approval before they may be distributed other than in clinical trials.

The Company's reconstructive and fixation products are regulated as Class II or Class III medical devices. The Company's spinal fixation systems are regulated as Class II medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III medical devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations, and grants approval for a clinical investigation, or human study, to generate clinical data to prove safety and efficacy. When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a premarket approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in fileable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process, which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not

* GAM(TM) is a trademark of Selective Genetics, Inc.

approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows certain patient groups for two or more years, making periodic reports to the FDA.

In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may require premarket approval if the FDA requests. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 90 days of the call for a PMA.

The Safe Medical Device Act of 1990 (the "1990 Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The 1990 Act was the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The 1990 Act gave the FDA expanded emergency recall authority, required that a summary be made available of the safety and effectiveness in the 510(k) process, and added design controls as a requirement of Good Manufacturing Practices. The 1990 Act also granted the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health. Management does not believe the 1990 Act has had a material adverse effect on the Company or its operations.

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

The Company is well-positioned to face the changing international regulatory environment. The ISO 9000 series of standards are an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol which indicates that the product adheres to European Medical Device Regulations. ISO 9000 certification is a requirement for obtaining the CE mark on most of the Company's products. The Company's facilities in Warsaw, Indiana; Indianapolis, Indiana; Fairlawn, New Jersey; Parsippany, New Jersey; Jacksonville, Florida; Guaynabo, Puerto Rico; and Ontario and Redding, California, in the United States, as well as the facilities in Germany, Spain, France and the United Kingdom are authorized to place the CE mark on their products.

SALES AND MARKETING

Reconstructive devices are distributed in the United States by a salesforce of approximately 410 persons, encompassing approximately 90 independent commissioned sales representatives ("distributors") and 320 sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. A few of these distributors have formal contractual arrangements with Biomet which limit Biomet's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

EBI and AOA products are distributed in the United States through EBI's wholly-owned subsidiary, EBI L.P., an Indiana limited partnership with offices in Parsippany, New Jersey. EBI L.P. maintains a predominately direct salesforce of approximately 260 people in assigned territories throughout the United States. EBI and AOA products are also distributed through a growing distribution network in Central and South America, Canada, Asia and Europe.

Lorenz Surgical products are distributed in the United States through approximately 80 independent, commissioned sales representatives and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas. Additionally, Lorenz Surgical supplies a full line of hand-held orthopedic surgical instruments for sale through the Biomet distributor network. Lorenz Surgical products are marketed internationally through a growing network of distributors and sales representatives throughout Europe, Asia, Africa, Canada, and Central and South America; and through direct operations in Australia and Germany.

The Company's customers are the hospitals, surgeons, other physicians and healthcare providers who employ its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers as well as the Company's ability to design and manufacture products that meet the physicians' technical requirements at a competitive price.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons.

The Company's products are marketed through independent commissioned sales representatives in Australia and Canada; primarily through direct sales representatives in Austria, Belgium, Chile, the Czech Republic, France, Germany, Greece, Holland, Italy, Mexico, New Zealand, Norway, Poland, Portugal, Spain, Switzerland and the United Kingdom; and through independent sales representatives and specialty medical product dealers in other international markets. The Company's products are distributed in approximately 100 countries worldwide.

For the fiscal years ended May 31, 1999, 1998 and 1997, the Company's foreign sales were approximately $246,339,000, $187,378,000 and $154,825,000, respectively, or 33%, 29%, and 27% of net sales, respectively. Additional data concerning net sales to customers, operating income and long-lived assets by geographic areas are set forth in Note K of the Notes to Consolidated Financial Statements included in Item 8 of this Report and incorporated herein by reference.

The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to hospitals in Australia, Austria, Belgium, the Czech Republic, France, Germany, Greece, Holland, Italy, Mexico, New Zealand, Norway, Poland, Portugal, Spain, Switzerland and the United Kingdom. As of May 31, 1999, inventory of approximately $67,283,000 was consigned to these distributors, salespersons and hospitals.

Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Prospective Payment Assessment Commission acts for Congress in evaluating, redefining and adjusting DRGs to encompass technology changes and efficiencies experienced by hospitals. Biomet products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures) and DRG 210 (Hip and Femur Procedures). To date, the 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business; however, the future impact of these amendments can not be estimated at the present time.

COMPETITION

The business of the Company is highly competitive. Approximately five other manufacturers offer reconstructive devices which compete with the Company's products. Major companies in this industry include DePuy, Inc., a subsidiary of Johnson & Johnson; Styker Howmedica Osteonics, Inc., a subsidiary of Stryker Corporation; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Intermedics Orthopedics, Inc., a division of Sulzermedica; and Smith & Nephew, Inc. Management believes these five companies, together with Biomet, have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily based on service and product design; although price competition has become increasingly important in recent years as the orthopedic industry matures and as providers have become more concerned with health care costs. At the present time, price is an important factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies. In addition, health care providers increasingly limit the use of higher-cost reconstructive devices to younger, more active patients. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. In recent years the Company has experienced pricing pressure for its products, however, the Company believes that the pricing environment is beginning to stabilize and we foresee an environment that will once again focus on quality of care. The Company believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of: the Medtronic/Sofamor Danek Group, Inc.; AcroMed Corporation, a subsidiary of Johnson & Johnson; Synthes, Inc.; Surgical Dynamics, Inc., a subsidiary of Tyco International, Ltd.; and SpineTech, a subsidiary of Sulzermedica.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitors in the external fixation market are: Smith & Nephew Inc.; Styrker Howmedica Osteonics, Inc., a subsidiary of Stryker Corporation; and Orthofix, Inc. a subsidiary of Orthofix International N.V. (see Item 3. - Legal Proceedings). The Company's internal fixation product lines compete with those of: ACE Orthopedics, a division of Johnson & Johnson; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Smith & Nephew Inc.; and Synthes USA.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation and specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include: Synthes USA; Stryker-Leibinger, a subsidiary of Stryker Corp.; Bionx Implants, Inc.; Aesculap AG & Co.; ACE Surgical Supply Company, Inc.; KLS-Martin, L.P.; and Hu-Friedy Dental.

EBI's electrical stimulation products compete with conventional surgical procedures and non-invasive electrical stimulation devices manufactured by others. EBI has the predominant share of the bone growth stimulation market. Other companies offering products in the electrical stimulation market include:
Orthofix, Inc. a subsidiary of Orthofix International N.V.; Biolectron, Inc.; OrthoLogic Corp.; and Exogen, Inc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance.

Arthrotek products compete in the areas of power instruments, visualization products, accessories and manual instruments. Competitors include Linvatec Corp., a subsidiary of CONMED Corporation; Stryker Corporation; Smith & Nephew Endoscopy, a division of Smith & Nephew Inc.; Arthrex, Inc.; Olympus; Richard Wolf; and Karl Storz.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of Biomet products are principally nonferrous metallic alloys, stainless steel, polyethylene powder and fabrics. With the exception of cobalt alloy and polyethylene powder, none of Biomet's raw material requirements are limited to any material extent by critical supply or single origins. Biomet purchases its cobalt alloy from two outside suppliers and is aware of at least three additional suppliers of cobalt alloy. With respect to polyethylene powder, suppliers of this material have become increasingly concerned due to perceived product liability exposures in the medical device industry. However, based upon Biomet's present relationship with such suppliers, a material shortage of polyethylene powder is not anticipated in the foreseeable future. EBI purchases all components of its electrical stimulators from approximately 250 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

As of May 31, 1999, the Company's domestic operations (including Puerto Rico) employed approximately 2,150 persons, of whom approximately 1,200 are engaged in production and approximately 950 in sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employs approximately 1,150 persons, of whom approximately 500 are engaged in production and approximately 650 in sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales, facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

PATENTS AND TRADEMARKS

Patents and other forms of intellectual property are taking on increased importance in the orthopedic industry. Accordingly, management has placed greater significance on patents and is taking steps to increase its acquisition and protection of intellectual property rights. In addition, management is actively enforcing its intellectual property rights consistent with strategic objectives.

BIOMET, EBI, W'. LORENZ, AOA and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.

ITEM 2.  PROPERTIES.

The Company has the following properties:

FACILITY                                                              LOCATION                        SQUARE FEET OWNED/
                                                                                                                  LEASED

Principal manufacturing and research and development facility         Warsaw, Indiana                  340,000     Owned
of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, Inc.; and executive offices of Biomet, Inc.

Manufacturing facility of Biomet Fairlawn, L.P.                       Fair Lawn, New Jersey             40,000     Owned

Office and manufacturing facility of Electro-Biology, Inc.            Guaynabo, Puerto Rico             34,700     Owned

Marketing and sales operations and administrative offices             (1) Parsippany, New Jersey*       63,000     Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.      (2) Parsippany, New Jersey       126,000     Owned

Manufacturing facilities of EBI, L.P.                                 (1) Parsippany, New Jersey        45,000     Owned
                                                                      (2) Marlow, Oklahoma              30,000     Owned

Administrative, manufacturing and distribution facility               Jacksonville, Florida             82,500     Owned
of Lorenz Surgical

Office and manufacturing facilities                                   (1) Ontario, California           35,400     Owned
of Arthrotek                                                          (2) Redding, California           14,400    Leased

Office manufacturing and warehouse facility of                        Indianapolis, Indiana             16,000    Leased
Catheter Research, Inc.

Office and warehouse facility of Biomet                               North Ryde, New South             11,000    Leased
Australia Pty. Ltd.                                                   Wales, Australia

Office and warehouse facility of Biomet Merck Austria GmbH            Mondsee, Austria                   4,800    Leased

Office and warehouse facility of Biomet Merck Belgium BVBA            Wilrijk, Belgium                  11,000     Owned

Office and warehouse facility of Biomet Canada, Inc.                  Oakville, Ontario, Canada          3,600    Leased

Office and warehouse facility of Biomet Chile, S.A.                   Santiago, Chile                    1,400    Leased

Office and warehouse facility of Biomet Merck CZ, s.r.o.              Prague, Czechoslovakia             1,200    Leased

Office and research and development facility of Polymers              Farum, Denmark                       900    Leased

Office and warehouse facilities of Biomet Merck S.A.                  (1) Chauteaurenard, France*       31,800     Owned
                                                                      (2) Les Pennes Mirabeau, France   10,100    Leased
                                                                      (3) Levallois, France*            18,000    Leased
                                                                      (4) Annecy-le-Vieux, France        1,100    Leased

Office and manufacturing facility of                                  Valence, France                   86,100     Owned
Biomet Merck S.A.

Office, manufacturing and warehouse facilities                        (1) Berlin, Germany               45,200     Owned
of Biomet Merck Deutschland GmbH                                      (2) Berlin, Germany               16,900     Owned

Office and research and development facility                          Darmstadt, Germany                29,200    Leased
of Merck Biomaterial GmbH

FACILITY                                                              LOCATION                        SQUARE FEET OWNED/
                                                                                                                  LEASED

Office and warehouse facility of                                      Athens, Greece                     4,100     Owned
Biomet Merck Hellas

Office and warehouse facility of Biomet Merck S.r.l.                  Milan, Italy                      10,800     Owned

Office and warehouse facility of Biomet Mexico S.A. de C.V.           Mexico City, Mexico                4,100    Leased

Office and warehouse facility of Ortomed BV and Biomet Merck          Zwijndrecht, The Netherlands      38,400     Owned

Office and warehouse facility of Biomet Orthopedic Ltd.               Auckland, New Zealand             10,900    Leased

Office and warehouse facility of Biomet Merck (Norge) A.S.            Eiksmarka, Norway                  2,200    Leased

Office and warehouse facility of Biomet Merck Polska Ltd.             Warsaw, Poland                     1,200    Leased

Office and warehouse facility of                                      Lisbon, Portugal                   9,100    Leased
Sociedade Comercial Multiradix S.A.

Office and manufacturing facility of IQL                              Valencia, Spain                   69,600     Owned

Office facility of IQL                                                Madrid, Spain                      4,500     Owned

Office and warehouse facility of Biomet                               (1) Altdorf, Switzerland           3,200    Leased
Merck GmbH                                                            (2) Oberengstringen, Switzerland   1,400    Leased

Manufacturing and administrative                                      (1) Bridgend, South Wales         83,800     Owned
facilities of Biomet Merck Ltd.                                       (2) Swindon, England              52,900     Owned



*Operations at these facilities have ceased and the facilities are being leased to other parties.

The Company believes that its facilities are adequate, well maintained and suitable for the development, manufacture and marketing of all its products.

ITEM 3. LEGAL PROCEEDINGS.

Litigation - In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty-percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals of the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims; however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages. As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory-Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The Company's motion requesting that its $36.6 million of investments (included in the Company's investments at May 31, 1999) be released from escrow was granted on July 23, 1999.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorney's fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company appealed the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit (the "Third Circuit"). On June 30, 1999, the Third Circuit significantly reduced the judgment previously entered against the Biomet Group and in favor of Orthofix. The Third Circuit upheld the District Court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. Both parties filed petitions for rehearing with the Third Circuit, which were denied on July 23, 1999. The Company is currently considering whether to file an appeal with the Supreme Court of the United States. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million, including interest of $5.1 million for the year ended May 31, 1999. At May 31, 1999, the Company's investments on the consolidated balance sheet include $108.0 million of investment securities which have been delivered to an escrow agent pursuant to an order of the District Court and related to the District Court's judgment in the Orthofix case.

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


                                                                        Served as Executive         Current Position(s)
Name, Age and Business Experience                                          Officer Since             with the Company
---------------------------------                                          -------------             ----------------
DANE A. MILLER, PH.D., 53
-------------------------
President and Chief Executive Officer of the                                    1977                President and Chief
Company. Director of the Company since 1977.                                                        Executive Officer and
                  Director of the Company.

NILES L. NOBLITT, 48
--------------------
Chairman of the Board of the Company.                                           1978                Chairman of the Board
Director of the Company since 1977.                                                                 and Director of the Company.

CHARLES E. NIEMIER, 43
----------------------
Senior Vice President - International Operations of                             1984                Senior Vice President -
the Company. Director of the Company since 1987.                                                    International Operations
                                                                                                    and Director of the Company.

GARRY L. ENGLAND, 45
--------------------
Senior Vice President - Warsaw Operations of the Company.                       1987                Senior Vice President -
                                                                                                    Warsaw Operations of the
                                                                                                    Company.

DANIEL P. HANN, 44
------------------
Senior Vice President, General Counsel, and Secretary of the Company            1989                Senior Vice President and
since June 1999; prior thereto, Vice President, General Counsel, and                                General Counsel, Secretary
Secretary of the Company. Director of the Company since 1989.                                       and Director of the Company.

JOEL P. PRATT, 45
-----------------
Senior Vice President of the Company since June 1999 and President of           1990                Senior Vice President
Arthrotek, Inc. since June 1996; Vice President of the Company                                      of the Company and President
from June 1996 to June 1999; prior thereto, Vice President of the Company                           of Arthrotek, Inc.
and General Manager of Biomet Medical Products.

GREGORY D. HARTMAN, 42
----------------------
Senior Vice President - Finance and Chief Financial Officer of the Company      1991                Senior Vice President
since June 1999; prior thereto, Vice President - Finance and Chief                                  Finance and Chief Financial
Financial Officer of the Company.                                                                   Officer of the Company.

JAMES W. HALLER, 42
-------------------
Controller of the Company.                                                      1991                Controller of the Company.

JERRY L. FERGUSON, 58
---------------------
Vice Chairman of the Board of the Company since December 1997;                  1994                Vice Chairman of the Board
prior thereto, Senior Vice President of the Company.                                                and Director of the Company.

JAMES R. PASTENA, 48
--------------------
Vice President of the Company since September 1998 and President of             1998                Vice President of the Company
Electro-Biology, Inc.                                                                               and President of Electro-
                                                                                                    Biology, Inc.

KENT E. WILLIAMS, 41
--------------------
Vice President of the Company since September 1998 and President of Walter      1998                Vice President of the Company
Lorenz Surgical, Inc. since June 1995; prior thereto, Executive Vice                                and President of Walter Lorenz
President of Walter Lorenz Surgical, Inc.                                                           Surgical, Inc.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31, 1999. The approximate number of shareholders of record as of May 31, 1999 was 7,455.

                           High                 Low

1999
         Fourth            $45 3/4              $35 1/16
         Third              40 7/16              32 5/16
         Second             38 1/2               26
         First              34 1/4               28

1998
         Fourth             33 1/2               27 1/4
         Third              30 11/16             23 1/4
         Second             25 5/8               20 1/4
         First              22 1/2               17 1/4

1997
         Fourth             19 3/4               14 7/8
         Third              16 5/8               14 1/4
         Second             17 1/8               15
         First              17 1/4               12 7/8


The Company paid cash dividends of twelve cents ($.12) per share on August 7, 1998, eleven cents ($.11) per share on August 8, 1997, and ten cents ($.10) per share on November 22, 1996.

On July 6, 1999, the Company's board of directors declared a cash dividend of fourteen cents ($.14) per share, payable August 6, 1999, to shareholders of record at the close of business on July 9, 1999.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except per share amounts)

                                                                   ------------------------------------------------------
                                                                         1999       1998       1997       1996       1995
                                                                   ------------------------------------------------------
              Net sales........................................... $  757,414   $651,405   $580,347   $535,159   $452,272
              Cost of sales.......................................    229,727    202,235    185,795    174,364    142,143
                                                                   ------------------------------------------------------
                Gross profit......................................    527,687    449,170    394,552    360,795    310,129

              Selling, general and administrative expenses........    265,565    232,944    211,540    199,461    169,332
              Research and development expense....................     35,472     36,120     23,201     24,054     21,770
              Special charge......................................     55,000          -          -          -          -
                                                                   ------------------------------------------------------
                Operating income..................................    171,650    180,106    159,811    137,280    119,027

              Other income, net...................................     14,696     23,835      9,321     12,389      5,915
                                                                   ------------------------------------------------------
                Income before income taxes and minority interest..    186,346    203,941    169,132    149,669    124,942

              Provision for income taxes..........................     62,527     79,071     62,678     55,563     45,742
                                                                   ------------------------------------------------------
                Income before minority interest...................    123,819    124,870    106,454     94,106     79,200
              Minority interest...................................      7,458        144          -          -          -
                                                                   ------------------------------------------------------
                Net income........................................ $  116,361   $124,726   $106,454   $ 94,106   $ 79,200
                                                                   ------------------------------------------------------

              Earnings per share:
                Basic.............................................      $1.04      $1.12       $.94       $.82       $.69
                Diluted...........................................       1.03       1.11        .93        .81        .68
                                                                   ------------------------------------------------------

              Shares used in the computation of earnings per share:
                Basic.............................................    112,309    111,717    113,765    115,461    115,459
                Diluted...........................................    113,382    112,852    114,617    116,750    116,798
                                                                   ------------------------------------------------------

              Cash dividends paid per common share................      $ .12      $ .11       $.10       $  -       $  -


BALANCE SHEET DATA
At May 31,
(in thousands)

                                                                   ------------------------------------------------------
                                                                         1999       1998       1997       1996       1995
                                                                   ------------------------------------------------------
              Working capital..................................... $  480,278   $472,733   $391,326   $400,817   $302,752
              Total assets........................................  1,067,956    848,739    628,356    598,469    539,084
              Shareholders' equity................................    775,947    667,418    552,828    534,070    444,617

* Amounts after January 1, 1998 include the impact of Biomet Merck. Other acquisitions during the five-year period individually and in the aggregate have not been material to the Company's operating results or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                       ---------------------------------------------------
                                                                                                           Percentage
                                                                         Percentage of Net Sales       Increase (Decrease)

                                                                                                         1999        1998
                                                                        1999       1998       1997   vs. 1998    vs. 1997
                                                                       ---------------------------------------------------

         Net sales ...............................................     100.0%     100.0%     100.0%       16%         12%
         Cost of sales ...........................................      30.3       31.0       32.0        14           9
                                                                       ------------------------------
         Gross profit  ...........................................      69.7       69.0       68.0        17          14
         Selling, general and administrative expenses ............      35.1       35.8       36.5        14          10
         Research and development expense.........................       4.7        5.5        4.0        (2)         56
         Special charge...........................................       7.3          -          -       n/m           -
                                                                       ------------------------------
         Operating income.........................................      22.6       27.7       27.5        (5)         13
         Other income, net........................................       2.0        3.6        1.6       (39)        154
                                                                       ------------------------------
         Income before income taxes and minority interest.........      24.6       31.3       29.1        (9)         20
         Provision for income taxes...............................       8.2       12.1       10.8       (21)         26
                                                                       ------------------------------
         Income before minority interest..........................      16.4       19.2       18.3        (1)         17
         Minority interest........................................       1.0          -          -       n/m           -
                                                                       ------------------------------
         Net income...............................................      15.4%      19.2%      18.3%       (7)%        17%
                                                                       ------------------------------

         * n/m - Not Meaningful


1999 COMPARED TO 1998
The Company's formation of BioMer C.V. ("Biomet Merck") in January 1998 (see Note C of Notes to Consolidated Financial Statements) expanded and enhanced its presence in the foreign orthopedic market. This formation created new challenges for the Company during fiscal 1999 and going forward. The Company responded positively to these challenges by posting record net sales and net income (excluding the impact of a $55 million special charge for litigation).

On June 30, 1999, the U.S. Court of Appeals for the Third Circuit ("Third Circuit") significantly reduced the judgment previously entered against the Company and in favor of Orthofix SRL. Total damages, including interest, will approximate $55 million. Although both parties have filed petitions for rehearing with the Third Circuit, a $55 million special charge against pre-tax earnings was recorded for the quarter and year ended May 31, 1999.

Net Sales - Net sales increased 16% from $651,405,000 in 1998 to $757,414,000 in 1999. This increase is the result of increased market penetration in the reconstructive device, arthroscopy, softgoods, and spinal hardware segments and the inclusion of a full year of sales from Biomet Merck. The Company's United States sales increased 10% to $511,075,000 from $464,027,000 in 1998. The
Company's EBI and Arthrotek product lines, as well as reconstructive revision products, experienced strong U.S. growth during fiscal year 1999. Foreign sales increased 31% from $187,378,000 last year to $246,339,000 in 1999. Biomaterials products and the inclusion of Biomet Merck for the full year are the major contributors to this increase. The Company's worldwide reconstructive device sales increased 16% in 1999 from $389,483,000 in 1998 to $450,877,000 in 1999.
This increase was led by sales of revision products, bone cement, the Ascent(TM) Total Knee System and the inclusion of Biomet Merck for a full year. Fixation device sales increased 12% to $162,825,000 in 1999 from $144,853,000 in 1998.
EBI's DynaFix(R) External Fixation System and EBI(R) Bone Healing System Model 1200, and Lorenz Surgical's LactoSorb(R) Resorbable Craniomaxillofacial System experienced strong sales growth during the year. Spinal product sales increased 26% during the current year from $35,902,000 in 1998 to $45,125,000 led by EBI's SpineLink(TM) Spinal Fixation System. With the introduction of the Omega 21(TM) in the first quarter of fiscal 2000, the Company expects to see continued growth in this product segment. The Company's "other products" sales increased 21% to $98,587,000 from $81,167,000 in 1998, primarily from the inclusion of a full year of sales from Biomet Merck. In addition, Arthrotek experienced strong growth for its arthroscopy products, while AOA's line of softgoods products continued to benefit from the Support-on-Site (SOS(TM)) program.

Gross Profit - The Company's gross profit increased 17% to $527,687,000 in fiscal 1999 from $449,170,000 in fiscal 1998. This increase was a result of increased sales of higher margin reconstructive products, including revision products, bone cements, and EBI's fixation products. As a percentage of sales, gross profit was 69.7% in 1999 compared to 69.0% in 1998. Cost of sales increased 14% during the current year which is in line with the increase in net sales. The Company continues to improve its manufacturing efficiencies by monitoring labor and overhead costs as well as managing its inventory levels. Although net sales increased 16% during the year, inventories grew by only 10%.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $265,565,000 in 1999 compared to $232,944,000 in 1998. This represents an increase of 14% over the prior year. As a percentage of sales, selling, general and administrative expenses were 35.1% in 1999 and 35.8% in 1998. The current year's increase is primarily due to an increase in commissions on product sales.

Research and Development Expense - Research and development expense decreased in fiscal 1999 to $35,472,000 from $36,120,000 in fiscal 1998. This decrease results from the purchase accounting for the acquisition of Biomet Merck whereby $9.8 million of the purchase price was allocated to acquired in-process research and development and expensed in fiscal 1998. Excluding this charge in 1998, research and development expense increased 29% in fiscal 1999 compared with fiscal 1998, due to increased expenditures of Biomet Merck in the development of biomaterials products. The Company also experienced an increase in domestic research and development, including initial expenses related to the Company's investment in gene therapy technologies in the orthopedic field. The Company will continue to invest heavily in research and development activities through Biomet Merck, the expansion of its product base both domestically and internationally, and with its commitment to fund research and development efforts of Selective Genetics (see Note C of Notes to Consolidated Financial Statements).

Special Charge - As mentioned previously, the Company recorded a special charge of $55 million in connection with the Orthofix litigation (see Note L of Notes to Consolidated Financial Statements).

Other Income, Net - Other income decreased to $14,696,000 in 1999 compared to $23,835,000 in 1998. Fiscal 1998 included a $15.2 million pre-tax gain on the deemed sale of the Company's European orthopedic operations in the formation of Biomet Merck. Excluding this gain, other income increased 66% due primarily to increased investment income on cash and investments.

Provision for Income Taxes - Provision for income taxes decreased to $62,527,000 for fiscal 1999, representing 33.6% of income before income taxes, compared to $79,071,000 in fiscal 1998, or 38.8% of income before income taxes. The decrease in the effective rate is due to the fiscal 1998 expensing of the purchased in-process research and development in the formation of Biomet Merck which generated no tax benefit. In addition, Biomet Merck benefited from a one-time $3 million tax credit in the fourth quarter of fiscal 1999. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure which reduces the historical U.S. tax benefits from operating in Puerto Rico.

Net Income - As a result of the $55 million special charge, the Company experienced a decrease in net income and basic earnings per share for fiscal 1999 as compared to fiscal 1998. Net income decreased to $116,361,000 from $124,726,000 and basic earnings per share decreased to $1.04 from $1.12.

1998 COMPARED TO 1997
Net Sales - Net sales increased 12%, from $580,347,000 in 1997 to $651,405,000 in 1998. The increase in net sales of $71,058,000 was the result of continued penetration of the reconstructive device market, continued growth of EBI's electrical stimulation system and SpineLink(TM) Spinal Fixation System and the formation of Biomet Merck. The Company's AOA(R) line of softgoods and Arthrotek's arthroscopy products also experienced improved sales growth. The Company's worldwide reconstructive device sales increased 12% in 1998 to $389,483,000 compared to $347,762,000 in 1997. This increase was positively influenced by a significant increase in sales of revision products, the formation of Biomet Merck and incremental sales increases resulting from the acquisition of two (2) foreign distributors in late fiscal 1997 and early fiscal 1998. In fiscal 1998, fixation sales increased 9% to $144,853,000 due to strong sales of the EBI(R) Model 1200 Bone Healing System and the DynaFix(R) External Fixation System, and of Lorenz Surgical's LactoSorb(R) Resorbable Craniomaxillofacial Fixation System. Spinal product sales increased 14% to $35,902,000 due to strong sales of EBI's SpineLink(TM) Spinal Fixation System. The Company's "other products" sales increased 19% in fiscal 1998 to $81,167,000, primarily as a result of increased sales of Arthrotek's arthroscopy products, AOA's line of softgoods and the Indiana Tome(TM) Carpal Tunnel Release System. Foreign currency translation adjustments negatively influenced the Company's net sales by approximately $9.5 million and $3.0 million during the years ended May 31, 1998 and 1997, respectively.

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

Research and Development Expense - Research and development expense increased $12.9 million from $23,201,000 in fiscal 1997 to $36,120,000 in fiscal 1998. A significant part of this increase results from the purchase accounting for the formation of Biomet Merck whereby $9.8 million of the purchase price was allocated to acquired in-process research and development and expensed at the acquisition date. Excluding this one-time charge, research and development expense increased 13% in fiscal 1998 compared with fiscal 1997, due to increased expenditures of Biomet Merck in the development of biomaterials products.

Other Income, Net - Other income amounted to $23,691,000 in fiscal 1998 compared to $9,321,000 in fiscal 1997. Fiscal 1998 includes a $15.2 million pre-tax gain on the deemed sale of the Company's European orthopedic operations in the formation of Biomet Merck. Excluding this gain, other income decreased 9% due primarily to exchange losses realized on foreign currency transactions, partially offset by increased investment income earned on cash and investments.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash provided by operating activities was $148,538,000 in fiscal 1999 compared to $121,843,000 in fiscal 1998. The increase in net cash from operating activities was principally due to increases in accrued litigation of $55,000,000, minority interest of $7,458,000 and noncash charges for depreciation of $21,127,000. These increases were offset by increases in accounts and notes receivable of $24,235,000, refundable income taxes of $31,308,000, inventories of $20,056,000 and a decrease in net income. Included in the aforementioned changes were decreases in accounts and notes receivable and inventories attributable to the decrease from May 31, 1998 to May 31, 1999, in the exchange rates used to convert the financial statements of Biomet's foreign subsidiaries from their functional local currency to the U.S. dollar. These decreases were immaterial and did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. These adjustments are included in comprehensive income in the Company's consolidated statements of shareholders' equity. The Company will continue to be exposed to the effects of foreign currency translation adjustments. The Company expects that operating cash flows in the near future will be primarily determined by levels of net income, working capital requirements and, payments, if any, on outstanding litigaton matters as discussed in Note L of Notes to Consolidated Financial Statements.

Cash flows used in investing activities were $167,243,000 in fiscal 1999 compared to $77,350,000 in fiscal 1998. The primary use for investing activities were purchases of investments and capital equipment, partially offset by proceeds from sales and maturities of investments. Included in capital expenditures are continued manufacturing and research and development facility expansions in Parsippany, New Jersey and various Biomet Merck locations overseas.

Cash flows from financing activities were $28,681,000 in fiscal 1999. The primary source of cash from financing activities was Biomet Merck's use of an unsecured line of credit from a major European bank partially offset by a $.12 cash dividend paid to shareholders on August 7, 1998. On July 6, 1999, the Company announced a cash dividend of $.14 per share, payable August 6, 1999, to shareholders of record at the close of business on July 9, 1999. The Company maintains its funds in money market funds, certificates of deposits, commercial paper, debt instruments and equity securities. The Company's investment policy is to preserve principal and avoid significant risk. The Company is exposed to interest rate risk on its debt instruments.

The Company expects that capital spending for the foreseeable future will continue to be at levels at least as high as 1999 and 1998. The Company plans to continue expansion of its research and development facilities worldwide, and add to and improve its state-of-the-art manufacturing equipment. The Company understands the importance of utilizing technologically advanced equipment and its ability to produce superior quality products. The Company expects to spend in excess of $125 million over the next two fiscal years for capital expenditures and research and development activities, including a commitment to Selective Genetics, Inc. to fund research and development efforts over a ten-year period. The Company will continue to expand its research and development activities overseas in the biomaterials field. Funding is expected to come from currently available funds and cash flows generated from future operations.

YEAR 2000 (Y2K) DATE CONVERSION
The Y2K issue exists because of the way dates are recorded in many computer-dependent products and software programs. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operations information incorrectly.

The Company recognized this challenge early and started work in 1997. The Company's Y2K strategy to make systems Y2K compliant includes a common Company-wide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology ("IT") systems and non-IT systems, such as embedded systems, facilities and factory floor systems. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level task force.

The majority of the most vital information systems of the Company are now Y2K compliant. Three of the Company's European subsidiaries are undergoing computer hardware and software upgrades to ensure Y2K compliance. These upgrades will be completed by September 1999. The Company is presently completing compliancy testing and finalizing contingency plans.

A Company-wide process to assess key supplier readiness is ongoing. The Company is unable to definitively determine that all key suppliers will reach a Y2K compliant status that will ensure no production disruption from suppliers.

The Company's Y2K conversion efforts have not been budgeted and tracked as separate projects, but have occurred in conjunction with normal sustaining activities. These costs are expensed as incurred and are being funded through operating cash flows. These costs have not had, and are not expected to have, an adverse impact on operating results.

The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Y2K compliant by the end of calendar 1999. The Company continues to assess its risk exposure attributable to external factors, such as suppliers, both domestic and international. Although the Company has no reason to conclude that any specific supplier poses a risk, there does exist the possibility of production disruption due to inability of suppliers to deliver critical materials or processes. The Company is unable to quantify such a scenario, but it could result in a material adverse impact on results of operations or financial position of the Company. Contingency plans for suppliers and critical systems are being developed to lessen the impact of such a worst-case Y2K scenario.

OTHER MATTERS
As more fully described in Note L of Notes to Consolidated Financial Statements, the Company was involved in appeals of adverse jury awards in two separate cases (Tronzo and Orthofix). In August 1998, the U.S. Court of Appeals of the Federal Circuit struck down the $36.6 million jury award in the Tronzo case. In the Orthofix case, on June 30, 1999, the U.S. Court of Appeals of the Third Circuit upheld the District Court's $48.9 million compensatory damage award and reduced the punitive damage award from $50 million to $1 million. The Company has recorded a $55 million special charge in its fiscal 1999 consolidated financial statements to recognize this adverse judgment.

Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. The Company has evaluated the impact of the Euro conversion on its businesses. Significant areas of potential business impact were identified and appropriate strategies developed. The Company does not believe the costs of the Euro conversion will have a material adverse impact on future results. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

The impact of pending accounting pronouncements on the Company's financial statements is discussed in Note B of the Notes to Consolidated Financial Statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

During fiscal year 1999, BioMer C.V. (through its wholly owned financing subsidiary, Biomet Merck B.V.) obtained a $75 million unsecured line of credit at a major European bank for Biomet Merck's European operations. Outstanding borrowings under the line of credit bear interest at a variable rate of the lender's interbank rate plus .4% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which would decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Realized gains on sales of futures options aggregated $145,267 for the year ended May 31, 1999, and unrealized losses on outstanding futures options at May 31, 1999, aggregated $12,314.

Based on the Company's overall interest rate exposure at May 31, 1999, including variable rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 1999, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 1999, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOMET, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

1. FINANCIAL STATEMENTS:
   Report of Independent Accountants....................................................................22
   Consolidated Balance Sheets as of May 31, 1999 and 1998..............................................23
   Consolidated Statements of Income for the years ended May 31, 1999, 1998 and 1997....................24
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 1999, 1998 and 1997......25
   Consolidated Statements of Cash Flows for the years ended May 31, 1999, 1998 and 1997................26
   Notes to Consolidated Financial Statements....................................................... 27-37

2. FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts for the years ended May 31, 1999, 1998 and 1997......37
   Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. SUPPLEMENTARY DATA:
   Quarterly Results....................................................................................38


REPORT OF INDEPENDENT ACCOUNTANTS


[PRICEWATERHOUSECOOPERS LOGO]


To the Shareholders and Board of Directors of Biomet, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Biomet, Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP



South Bend, Indiana
July 3, 1999

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
At May 31,
(in thousands, except per share data)


                                                                                                         1999           1998
                                                                                                  --------------------------
ASSETS
Current assets:
    Cash and cash equivalents .................................................................   $   129,359    $   117,089
    Investments ...............................................................................        60,078         31,618
    Accounts and notes receivable, less allowance for doubtful receivables
      (1999 - $4,883 and 1998 - $5,957) .......................................................       215,034        188,800
    Refundable income taxes ...................................................................        31,308           --
    Inventories ...............................................................................       205,238        186,535
    Prepaid expenses and other ................................................................        40,691         46,750
                                                                                                  --------------------------
      Total current assets ....................................................................       681,708        570,792
                                                                                                  --------------------------

Property, plant and equipment:
    Land and improvements .....................................................................        13,544         13,244
    Buildings and improvements ................................................................        92,396         80,371
    Machinery and equipment ...................................................................       159,070        133,441
                                                                                                  --------------------------
                                                                                                      265,010        227,056
Less, Accumulated depreciation ................................................................        96,137         87,284
                                                                                                  --------------------------
      Property, plant and equipment, net ......................................................       168,873        139,772
                                                                                                  --------------------------
Investments ...................................................................................       146,859         73,175
Intangible assets, net of accumulated amortization (1999 - $18,096 and 1998 - $14,427) ........         7,665          9,012
Excess acquisition costs over fair value of acquired net assets, net of
    accumulated amortization (1999 - $15,816 and 1998 - $11,102) ..............................        47,861         52,248
Other assets ..................................................................................        14,990          3,740
                                                                                                  --------------------------
      Total assets ............................................................................   $ 1,067,956    $   848,739
                                                                                                  --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings .....................................................................   $    45,137    $     6,345
    Accounts payable ..........................................................................        27,676         16,581
    Accrued income taxes ......................................................................        17,088          5,873
    Accrued wages and commissions .............................................................        19,596         16,393
    Accrued insurance .........................................................................         9,197         11,388
    Accrued litigation ........................................................................        55,000           --
    Other accrued expenses ....................................................................        27,736         41,479
                                                                                                  --------------------------
Total current liabilities .....................................................................       201,430         98,059
Deferred federal income taxes .................................................................         9,565          9,345
Other liabilities .............................................................................           324            685
                                                                                                  --------------------------
      Total liabilities .......................................................................       211,319        108,089
                                                                                                  --------------------------
Minority interest .............................................................................        80,690         73,232
                                                                                                  --------------------------
Commitments and contingencies (Note L)

Shareholders' equity:
    Preferred shares, $100 par value: Authorized 5 shares; none issued ........................          --             --
    Common shares, without par value:  Authorized 500,000 shares;
      issued and outstanding 1999 - 112,578 shares and 1998 - 112,043 shares ..................        77,843         75,712
    Additional paid-in capital ................................................................        26,920         19,209
    Retained earnings .........................................................................       687,828        584,920
    Accumulated other comprehensive loss ......................................................       (16,644)       (12,423)
                                                                                                  --------------------------
      Total shareholders' equity ..............................................................       775,947        667,418
                                                                                                  --------------------------
      Total liabilities and shareholders' equity...............................................   $ 1,067,956    $   848,739
                                                                                                  --------------------------


The accompanying notes are a part of the consolidated financial statements.

                                                   BIOMET, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

For the years ended May 31,
(in thousands, except per share amounts)


                                                                                  1999         1998         1997
                                                                             -----------------------------------
Net sales ................................................................   $ 757,414    $ 651,405    $ 580,347
Cost of sales ............................................................     229,727      202,235      185,795
                                                                             -----------------------------------
    Gross profit..........................................................     527,687      449,170      394,552
Selling, general and administrative expenses .............................     265,565      232,944      211,540
Research and development expense .........................................      35,472       36,120       23,201
Special charge ...........................................................      55,000         --           --
                                                                             -----------------------------------
    Operating income .....................................................     171,650      180,106      159,811
Other income, net ........................................................      15,810       24,176        9,972
Interest expense .........................................................      (1,114)        (341)        (651)
                                                                             -----------------------------------
    Income before income taxes and minority interest .....................     186,346      203,941      169,132
Provision for income taxes ...............................................      62,527       79,071       62,678
                                                                             -----------------------------------
    Income before minority interest ......................................     123,819      124,870      106,454
Minority interest ........................................................       7,458          144         --
                                                                             -----------------------------------
    Net income ...........................................................   $ 116,361    $ 124,726    $ 106,454
                                                                             -----------------------------------
Earnings per share:
    Basic ................................................................   $    1.04    $    1.12    $     .94
    Diluted ..............................................................        1.03         1.11          .93
                                                                             -----------------------------------
Shares used in the computation of earnings per share:
    Basic ................................................................     112,309      111,717      113,765
    Diluted ..............................................................     113,382      112,852      114,617
                                                                             -----------------------------------


The accompanying notes are a part of the consolidated financial statements.

                                                   BIOMET, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                              OTHER
                                                                              ADDITIONAL              COMPREHENSIVE          TOTAL
                                                           COMMON SHARES         PAID-IN    RETAINED         INCOME   SHAREHOLDERS'
                                                          NUMBER     AMOUNT      CAPITAL    EARNINGS         (LOSS)         EQUITY
                                                         -------------------------------------------------------------------------
Balance at June 1, 1996 ...............................  115,826   $  68,376    $  14,410   $ 458,193    $  (6,909)     $ 534,070
                                                                                                                        ---------
    Net income ........................................     --          --           --       106,454         --          106,454
    Unrealized holding gains on investments,
      net of $237 tax expense .........................     --          --           --          --            355            355
    Reclassification adjustment for gains included
      in net income, net of $67 tax expense ...........     --          --           --          --            101            101
    Currency translation adjustments ..................     --          --           --          --         (2,757)        (2,757)
                                                                                                                        ---------
      Comprehensive income ............................     --          --           --          --           --          104,153
                                                                                                                        ---------
    Exercise of stock options .........................      612       5,292         --          --           --            5,292
    Purchase of shares ................................   (5,424)     (3,202)        (675)    (80,723)        --          (84,600)
    Acquisitions ......................................      200       3,121         --          --           --            3,121
    Tax benefit from exercise of stock options ........     --          --          1,315        --           --            1,315
    Other .............................................     --          --            951        --           --              951
    Cash dividends ....................................     --          --           --       (11,474)        --          (11,474)
                                                         ------------------------------------------------------------------------
Balance at May 31, 1997 ...............................  111,214      73,587       16,001     472,450       (9,210)       552,828
                                                                                                                        ---------
    Net income ........................................     --          --           --       124,726         --          124,726
    Unrealized holding gains on investments,
      net of $166 tax expense .........................     --          --           --          --            248            248
    Reclassification adjustment for gains included
      in net income, net of $302 tax expense ..........     --          --           --          --            454            454
    Currency translation adjustments ..................     --          --           --          --         (3,915)        (3,915)
                                                                                                                        ---------
      Comprehensive income ............................     --          --           --          --           --          121,513
                                                                                                                        ---------
    Exercise of stock options .........................      829       2,125         --          --           --            2,125
    Tax benefit from exercise of stock options ........     --          --          3,208        --           --            3,208
    Cash dividends ....................................     --          --           --       (12,256)        --          (12,256)
                                                         ------------------------------------------------------------------------
Balance at May 31, 1998 ...............................  112,043      75,712       19,209     584,920      (12,423)       667,418
                                                                                                                        ---------
    Net income ........................................     --          --           --       116,361         --          116,361
    Unrealized holding gains on investments,
      net of $914 tax benefit .........................     --          --           --          --         (1,257)        (1,257)
    Reclassification adjustment for gains included
      in net income, net of $82 tax expense ...........     --          --           --          --            123            123
    Currency translation adjustments ..................     --          --           --          --         (3,087)        (3,087)
                                                                                                                        ---------
      Comprehensive income ............................     --          --           --          --           --          112,140
                                                                                                                        ---------
    Exercise of stock options .........................      535       2,131        6,500        --           --            8,631
    Tax benefit from exercise of stock options ........     --          --          1,211        --           --            1,211
    Cash dividends ....................................     --          --           --       (13,453)        --          (13,453)
                                                         ------------------------------------------------------------------------
Balance at May 31, 1999 ...............................  112,578   $  77,843    $  26,920   $ 687,828    $ (16,644)     $ 775,947
                                                         ------------------------------------------------------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

For the years ended May 31,
(in thousands)


                                                                                             1999         1998         1997
                                                                                        -----------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income ......................................................................   $ 116,361    $ 124,726    $ 106,454
      Adjustments to reconcile net income to net cash from operating activities:
      Depreciation ..................................................................      21,127       16,801       12,578
      Amortization ..................................................................       8,385        6,728        5,962
      Minority interest .............................................................       7,458          144         --
      Other .........................................................................       5,482       (1,673)        (471)
      Write-off of purchased in-process research and development ....................        --          9,764         --
      Deemed gain on sale of European operations ....................................        --        (15,222)        --
      Deferred federal income taxes .................................................      (1,725)       9,366       (4,527)
      Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
         Accounts and notes receivable ..............................................     (24,235)     (22,920)      (5,766)
         Refundable income taxes ....................................................     (31,308)        --           --
         Inventories ................................................................     (20,056)      (9,431)       4,189
         Accounts payable ...........................................................       5,377       (2,014)      (1,332)
         Accrued litigation .........................................................      55,000         --           --
         Other ......................................................................       6,672        5,574        4,596
                                                                                        -----------------------------------
            Net cash from operating activities ......................................     148,538      121,843      121,683
                                                                                        -----------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Proceeds from sales and maturities of investments ...............................      33,008       51,934       25,212
    Purchases of investments ........................................................    (135,891)     (68,206)     (47,272)
    Capital expenditures ............................................................     (51,109)     (44,143)     (21,380)
    Acquisitions, net of cash acquired ..............................................      (1,025)     (15,444)     (10,670)
    Other ...........................................................................     (12,226)      (1,491)      (2,041)
                                                                                        -----------------------------------
            Net cash (used in) investing activities .................................    (167,243)     (77,350)     (56,151)
                                                                                        -----------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings ....................................      38,792         (689)       2,884
    Issuance of shares ..............................................................       2,131        2,125        5,292
    Tax benefit from exercise of stock options ......................................       1,211        3,208        1,315
    Cash dividends ..................................................................     (13,453)     (12,256)     (11,474)
    Purchase of common shares .......................................................        --           --        (84,600)
                                                                                        -----------------------------------
            Net cash from (used in) financing activities ............................      28,681       (7,612)     (86,583)
                                                                                        -----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................................       2,294       (1,826)      (2,983)
                                                                                        -----------------------------------
            Increase (decrease) in cash and cash equivalents ........................      12,270       35,055      (24,034)
Cash and cash equivalents, beginning of year ........................................     117,089       82,034      106,068
                                                                                        -----------------------------------
Cash and cash equivalents, end of year ..............................................   $ 129,359    $ 117,089    $  82,034
                                                                                        -----------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest ....................................................................   $   1,367    $     380    $     666
        Income taxes ................................................................      84,675       68,548       64,447

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Acquisitions and dispositions:
         Deemed sale of 50% of the net assets of the Company's European business
            in the formation of Biomet Merck ........................................        --         48,000         --
    Liabilities assumed .............................................................       6,400       12,439        3,775
    Common shares issued ............................................................        --           --          3,121


The accompanying notes are a part of the consolidated financial statements.

                                                   BIOMET, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A: NATURE OF OPERATIONS.
Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by orthopedic medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants, bone cements, bone substitutes, and craniomaxillofacial implants and instruments. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 25 locations worldwide. The Company currently distributes its products in more than 100 countries.

NOTE B: ACCOUNTING POLICIES.
The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in 20% to 50% owned affiliates are accounted for on the equity method. The financial statements of BioMer C.V. (see Note C) are consolidated because the Company has the ability to exercise significant influence and control over this entity. The minority shareholder's 50% interest in BioMer C.V. is reflected as minority interest.

Use of Estimates - The consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

Translation of Foreign Currency - Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned.

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

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to fifteen years. The carrying value of goodwill is reviewed as circumstances warrant by the Company based on the expected future undiscounted operating cash flows of the related business unit. The Company believes no material impairment of goodwill exists at May 31, 1999.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

NOTE B: ACCOUNTING POLICIES, CONCLUDED.
Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings ($78 million at May 31, 1999) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Earnings Per Share - Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the healthcare provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31,1999 and 1998, cash and cash equivalents and investments included $48 million and $42 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 1999 and 1998, investments included $27 and $28 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Stock-Based Compensation - The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock option grants to Team Members and, accordingly, has made all of the required pro forma disclosures for the years ended May 31, 1999, 1998 and 1997.

Comprehensive Income - In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) at May 31, 1999 and 1998 are as follows:
(in thousands)

                                                              1999        1998
                                                          --------------------
Net unrealized holding gain on investments..............  $    608    $  1,742
Cumulative translation adjustment......................    (17,252)    (14,165)
                                                          --------------------
                                                          $(16,644)   $(12,423)
                                                          --------------------

Recent Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal periods beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. In February 1998, Statement of Position (SOP) 98-1-"Accounting for Costs of Computer Software Developed or Purchased for Internal Use" was issued and is effective for fiscal years beginning after December 15, 1998. Neither of these pronouncements are expected to have a material impact on the Company's financial position or results of operations.

                                                  BIOMET, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

NOTE C: ACQUISITIONS.
Biomet Merck Joint Venture - Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement (the "Agreement") to manufacture and sell orthopedic and biomaterial products in Europe. Under the terms of the Agreement, the Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new partnership entity and its wholly owned holding company. Both the partnership and holding company (collectively "Biomet Merck") are organized under the laws of The Netherlands. The Company is the general partner with a 50% interest and Merck KGaA is a limited partner with a 50% interest. The Company has control of Biomet Merck through its voting control of the board of directors and, accordingly, the Company has consolidated the financial statements of Biomet Merck for financial reporting beginning January 1, 1998, and has shown a minority interest for Merck KGaA's 50% interest. The Agreement required certain levels of assets and limits on liabilities to be contributed to the joint venture, and at May 31, 1998, prepaid expenses and other included a receivable of $10,766,000, from Merck KGaA to meet that requirement.

The fair value of 50% of the Company's European orthopedic operations, which were deemed to have been sold to Merck KGaA in the formation of Biomet Merck, aggregated $48 million and resulted in a $15.2 million pre-tax gain which was reported in fiscal 1998. Deferred tax expense of $5.3 million was recognized in conjunction with recording this gain.

The formation of Biomet Merck was accounted for as a purchase and the operating results of Biomet Merck have been consolidated from the date of acquisition. Based on the fair value of the acquired net assets of Biomet Merck, the excess acquisition cost over fair value for the net tangible assets aggregated $21.7 million. This excess was allocated as follows: $9.8 million to purchased in-process research and development ("R&D") and $11.9 million to other identified intangible assets and goodwill to be amortized over 8 to 15 years using the straight-line method. Purchased in-process R&D included the value of products that were in the development stage for which the technological feasibility had not yet been established and the technology had no alternative use. In accordance with applicable accounting rules, purchased in-process R&D was expensed and, accordingly, $9.8 million of the acquisition cost was expensed in fiscal 1998.

Unaudited pro forma net sales for the years ended May 31, 1998 and 1997, as if Biomet Merck had been acquired at the beginning of each of the periods, were $698 million and $652 million, respectively. Pro forma net income and earnings per share for the years ended May 31, 1998 and 1997, is not presented as it would not be materially different from the Company's historical results.

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

Investment in Affiliate - In April 1999, the Company entered into a Stock Purchase Agreement and a License and R & D Agreement with Selective Genetics, Inc. ("Selective Genetics"). Under the terms of the Stock Purchase Agreement, the Company paid $5 million cash for Series C preferred stock of Selective Genetics. The Company accounts for this investment on the cost method. Under the License and R & D Agreement, the Company agreed to fund as incurred certain defined research and development efforts of Selective Genetics over a ten-year period. This investment provides the Company with a worldwide, exclusive license to market certain products to be manufactured by Selective Genetics.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


NOTE D: INVESTMENTS.
At May 31, 1999, the Company's investment securities were classified as follows:



                                               AMORTIZED         UNREALIZED
(in thousands)                                      COST      GAINS     LOSSES  FAIR VALUE
                                               -------------------------------------------
Available-for-sale:
    Debt securities..........................   $113,823    $   350   $ (1,860)   $112,313
    Equity securities........................      6,057      2,998       (544)      8,511
    Mortgage-backed securities...............     20,389        200       (207)     20,382
                                                ------------------------------------------
        Total available-for-sale.............    140,269      3,548     (2,611)    141,206
                                                ------------------------------------------

Held-to-maturity:
    Debt securities..........................     19,569        324        (21)     19,872
    Mortgage-backed obligations..............      6,962          7       (526)      6,443
                                                ------------------------------------------
        Total held-to-maturity...............     26,531        331       (547)     26,315
                                                ------------------------------------------
Certificates of deposit......................     39,200          -          -      39,200
                                                ------------------------------------------
    Total....................................   $206,000    $ 3,879   $ (3,158)   $206,721
                                                ------------------------------------------

At May 31, 1998, the Company's investment securities were classified as follows:

                                               AMORTIZED         UNREALIZED
(in thousands)                                      COST      GAINS     LOSSES  FAIR VALUE
                                               -------------------------------------------
Available-for-sale:
    Debt securities                             $ 41,001    $   253   $   (131)   $ 41,123
    Equity securities........................      5,101      2,982       (201)      7,882
                                                ------------------------------------------
        Total available-for-sale.............     46,102      3,235       (332)     49,005
                                                ------------------------------------------

Held-to-maturity:
    Debt securities..........................     20,360        344        (77)     20,627
    Mortgage-backed obligations..............     10,828         15       (710)     10,133
                                                ------------------------------------------
        Total held-to-maturity...............     31,188        359       (787)     30,760
                                                ------------------------------------------
Certificates of deposit......................     24,600          -          -      24,600
                                                ------------------------------------------
    Total....................................   $101,890    $ 3,594   $ (1,119)   $104,365
                                                ------------------------------------------

Proceeds from sales of available-for-sale securities were $17,618,000 and $14,476,00 for the years ended May 31, 1999, 1998 and 1997, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 1999, 1998 and 1997. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 1999, gross realized gains and (losses) on sales of available-for-sale securities were $1,635,000 and $(384,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1998 were $1,609,000 and $(80,000), respectively. Gross realized gains (losses) for the year ended May 31, 1997 were $563,000 and $(92,000), respectively. Dividend and interest income are accrued as earned. The Company's investment securities at May 31, 1999 include $36,100,000 of certificates of deposit, $23,878,000 of debt securities and $100,000 of mortgage-backed obligations all maturing within one year, and $3,100,000 of certificates of deposit, $108,004,000 of debt securities, $8,511,000 of equity securities and $27,244,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)


                                                               1999       1998        1997
                                                            ------------------------------
Interest income..............................               $10,451   $  6,384    $  6,782
Dividend income..............................                 4,361      2,701       1,480
Net realized gains...........................                 1,251      1,529         471
                                                            ------------------------------
    Total....................................               $16,063   $ 10,614    $  8,733
                                                            ------------------------------

                                                  BIOMET, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


NOTE E: INVENTORIES.
Inventories at May 31, 1999 and 1998 consist of the following:
(in thousands)
                                                          1999             1998
                                                     --------------------------
Raw materials...........................             $  26,372        $  26,172
Work-in-progress........................                24,221           24,036
Finished goods..........................                87,362           78,552
Consigned distributor...................                67,283           57,775
                                                     --------------------------
    Total...............................             $ 205,238        $ 186,535
                                                     --------------------------

NOTE F: SHORT-TERM BORROWINGS.
During fiscal year 1999, BioMer C.V. (through its wholly owned financing subsidiary, Biomet Merck B.V.) obtained a $75,000,000 unsecured line of credit at a major European bank for Biomet Merck's European operations. At May 31, 1999, the Company had $45,137,000 outstanding under this line of credit. The interest rate is at the lender's interbank rate plus .4% (effective rate of 3.53% at May 31, 1999).

NOTE G: TEAM MEMBER BENEFIT PLANS.
The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 1999, 1998 and 1997 were $2,652,000, $2,280,000, and
$2,461,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 1999, 1998 and 1997 were $1,982,000, $1,609,000, and 1,484,000, respectively.

Biomet Merck has a defined benefit pension plan covering employees in certain countries. Pension expense and related pension obligations are immaterial to the consolidated financial statements.

NOTE H: STOCK OPTION PLANS.
The Company has various stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan, the 1992 Distributor Stock Option Plan and the 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 1999, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, directors and distributors, at the discretion of the Stock Option Committee, and generally become exercisable in annual increments beginning one year after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees and directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the distributor options terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. For the years ended May 31, 1999, 1998 and 1997, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

NOTE H: STOCK OPTION PLANS, CONCLUDED.

The following table summaries stock option activity:

                                                   NUMBER     WEIGHTED-AVERAGE
                                                 OF SHARES     EXERCISE PRICE
                                                 -----------------------------
Outstanding, June 1, 1996..................      2,850,031        $   9.75
    Granted................................      1,240,006           14.03
    Exercised..............................       (763,720)           8.72
    Terminated.............................       (201,924)          10.96
                                                 ---------
Outstanding, May 31, 1997..................      3,124,393           11.66
    Granted................................      1,124,284           21.80
    Exercised..............................       (814,360)          10.19
    Terminated.............................       (259,987)           9.99
                                                 ---------
Outstanding, May 31, 1998..................      3,174,330           15.57
    Granted................................      1,280,784           31.45
    Exercised..............................       (671,789)          12.54
    Terminated.............................       (244,522)          14.08
                                                 ---------
Outstanding, May 31, 1999..................      3,538,803        $  21.01
                                                 ---------

Options outstanding at May 31, 1999, are exercisable at prices ranging from $5.06 to $40.44 and have a weighted-average remaining contractual life of 4.7 years. The following table summarizes information about stock options outstanding at May 31, 1999.


                                     OUTSTANDING
                                       WEIGHTED        WEIGHTED
                      NUMBER           AVERAGE         AVERAGE        NUMBER          WEIGHTED
   RANGE OF      OUTSTANDING AT      REMAINING        EXERCISE    EXERCISABLE AT      AVERAGE
EXERCISE PRICE    MAY 31, 1999     CONTRACTUAL LIFE     PRICE       MAY 31, 1999    EXERCISE PRICE
--------------------------------------------------------------------------------------------------
$ 5.06 - 10.00        322,703          2.2 years       $  8.54        208,985          $  8.11
 10.01 - 20.00      1,531,580          3.9 years         14.76        442,086            14.43
 20.01 - 30.00        692,870          5.3 years         25.41        126,577            25.76
 30.01 - 40.44        991,650          6.3 years         31.85         13,500            39.08
                    ---------                                        --------
                    3,538,803                                         791,148
                    ---------                                        --------


At May 31, 1998 and 1997, there were exercisable options outstanding to purchase 533,000 and 767,000 shares at weighted-average exercise prices of $10.81 and $9.82, respectively.

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans, except for $6.5 million in fiscal year 1999 which related to certain team members who were allowed to surrender shares obtained through the exercise of an option to satisfy the exercise value. If compensation expense for the Company's employee stock options issued in fiscal years 1999, 1998 and 1997 had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share would have been as follows:

                                                    1999       1998       1997
                                                ------------------------------
(in thousands, except per share data)
 Pro forma net income.....................      $114,150   $123,563   $105,998
 Pro forma diluted earnings per share.....          1.01       1.10        .92
 The weighted-average fair value
   of options granted during the year.....          9.95       6.68       4.57

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: (1) expected life of option of 3.6 years; (2) dividend yield of .36%, .53% and 73%;
(3) expected volatility of 33%, 33% and 36%; and (4) risk-free interest rate of 5.62%, 5.69% and 6.50%, respectively.

                                                 BIOMET, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

NOTE I: SHAREHOLDERS' EQUITY.
On July 6, 1999, the Company announced a cash dividend of $.14 per share, payable August 6, 1999, to shareholders of record on July 9, 1999.

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


NOTE J: INCOME TAXES.

The components of income before income taxes are as follows:
(in thousands)
                                                   1999       1998       1997
                                               ------------------------------
United States operations...................    $163,764   $181,208   $154,827
Foreign operations.........................      22,582     22,733     14,305
                                               ------------------------------
    Total..................................    $186,346   $203,941   $169,132
                                               ------------------------------

The provision for income taxes is summarized as follows:
(in thousands)

Current:                                           1999       1998       1997
                                               ------------------------------
    Federal................................    $ 49,596   $ 47,864   $ 49,945
    State, including Puerto Rico...........      11,358     13,356     11,439
    Foreign................................       3,298      8,485      5,821
                                               ------------------------------
 ...........................................      64,252     69,705     67,205
Deferred...................................      (1,725)     9,366     (4,527)
                                               ------------------------------
    Total..................................    $ 62,527   $ 79,071   $ 62,678
                                               ------------------------------
Effective tax rate.........................        33.6%      38.8%      37.1%
                                               ------------------------------

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
--------------------------------------------------------------------------------

NOTE J: INCOME TAXES, CONCLUDED.
A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                     1999      1998      1997
                                                   --------------------------
U.S. statutory income tax rate................       35.0%     35.0%     35.0%
Add (deduct):
    State taxes, less effect of
      federal reduction.......................        3.2       3.6       3.9
    Foreign income taxes at rates different
      from the U.S. statutory rate............       (2.4)       .3        .5
    Tax benefit relating to operations in
      Puerto Rico.............................        (.6)     (1.3)     (1.7)
    Tax credits...............................        (.7)      (.3)      (.2)
    Earnings of Foreign Sales Corporation.....        (.7)      (.5)      (.5)
    Financial accounting basis of net assets
      of acquired companies different
      than tax basis..........................         .1       2.1         -
    Other.....................................        (.3)      (.1)       .1
                                                   --------------------------
 Effective tax rate...........................       33.6%     38.8%     37.1%
                                                   --------------------------

The components of the net deferred tax asset and liability at May 31, 1999 and 1998 are as follows:
(in thousands)

                                                               1999      1998
Current deferred tax asset:                                 -----------------
    Accounts and notes receivable.......................    $ 4,550   $ 1,203
    Inventories.........................................      8,824     6,523
    Accrued expenses....................................      5,068     7,938
                                                            -----------------
        Current deferred tax asset......................    $18,442   $15,664
                                                            -----------------
Long-term deferred tax (liability):
    Depreciation........................................    $(2,511)  $(2,488)
    Financial accounting basis of net assets
      of acquired companies different
      than tax basis....................................     (4,883)   (5,366)
    Other...............................................     (2,171)   (1,491)
                                                            -----------------
      Long-term deferred tax liability..................    $(9,565)  $(9,345)
                                                            -----------------

                                                 BIOMET, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

NOTE K: SEGMENT DATA.
Effective June 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting and disclosure requirements for operating segments. The following information is provided in accordance with this Statement.

The Company has one reportable segment, orthopedic products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other. Other products consist primarily of Arthrotek's arthroscopy products, AOA's softgoods products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic segments are comprised of the United States, Europe and other. Other geographic segments include Canada, South America, Mexico, Japan and the Pacific Rim. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each business segment. Revenues attributable to each geographic area are based on location in which sale originated.

Net sales of orthopedic products by product category are as follows:
(in thousands)

                                                    1999       1998       1997
                                                ------------------------------
Reconstructive...............................   $450,877   $389,483   $347,762
Fixation.....................................    162,825    144,853    132,875
Spinal products..............................     45,125     35,902     31,426
Other........................................     98,587     81,167     68,284
                                                ------------------------------
                                                $757,414   $651,405   $580,347
                                                ------------------------------

Information by geographic area is as follows:
(in thousands)

Net sales to customers:

     United States...........................   $535,835   $493,877   $465,148
     Europe..................................    204,783    143,615    110,039
     Other...................................     16,796     13,913      5,160
                                                ------------------------------
                                                $757,414   $651,405   $580,347
                                                ------------------------------
Operating income:
     United States...........................   $141,194   $166,699   $143,522
     Europe..................................     27,030      9,942     15,131
     Other...................................      3,426      3,465      1,158
                                                ------------------------------
                                                $171,650   $180,106   $159,811
                                                ------------------------------
Long-lived assets:
     United States...........................   $112,068   $ 97,839   $ 84,589
     Europe..................................    111,669    102,616     29,977
     Other...................................      4,204      2,973      3,940
                                                ------------------------------
                                                $227,941   $203,428   $118,506
                                                ------------------------------


United States export sales, primarily to European countries, aggregated $24,760,000, $29,850,000 and $39,626,000 for the years ended May 31, 1999, 1998 and 1997, respectively. These sales are included in United States sales to customers above. The decrease in U.S. export sales for the year ended May 31, 1999 compared to the year ended May 31, 1998, is due to the formation of Biomet Merck and the transfer of servicing European customers to Biomet Merck from the U.S. The decrease in domestic export sales for the year ended May 31, 1998 compared to the year ended May 31, 1997, is attributable to the acquisition of foreign distributors in mid to late fiscal 1997 and early fiscal 1998. Sales to these entities were domestic export sales prior to acquisition and are now classified as either Europe or Other net sales above.

BIOMET, INC. SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------------------------

NOTE L: COMMITMENTS AND CONTINGENCIES.
BioMer C.V. Put Option - Pursuant to the terms of the Joint Venture Agreement with Merck KGaA (see Note C), the Company granted Merck KGaA a put option whereby Merck KGaA has the right to elect to require the Company to purchase all, but not less than all, of Merck KGaA's interest in BioMer C.V. Merck KGaA may exercise the put option by giving notice to the Company at any time during
(a) the period beginning on May 1, 2002 and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck KGaA of notice from the Company that "a change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula value based on earnings of BioMer C.V. and multiples, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer C.V. less all liabilities of BioMer C.V. multiplied by Merck KGaA's ownership percentage.

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 1999, the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - In January 1996, a jury returned a verdict in favor of Raymond G. Tronzo ("Tronzo") awarding him approximately $55 million in damages on his patent and state law claims. On October 29, 1996, the United States District Court for the Southern District of Florida entered a judgment, which implemented and reduced the jury verdict, awarding $30.2 million to Tronzo on his state law claims, including compensatory damages of approximately $7.1 million, punitive damages of $20 million and prejudgment interest. The trial court denied the Company's motion challenging the validity of Tronzo's patent. Tronzo was awarded an additional $6.3 million judgment for patent infringement, including a fifty-percent enhancement based upon willfulness. The trial court also granted an injunction prohibiting future manufacture, use, promotion or sale, in the United States, of the finned version of the Mallory-Head acetabular cup, the device found to have infringed the Tronzo patent. In August 1998, the U.S. Court of Appeals of the Federal Circuit (the "Federal Circuit") struck down the jury award. The Federal Circuit accepted the Company's position on all patent issues and found that the patent claims asserted by Tronzo were invalid and, therefore, could not have been infringed by the Company. The Federal Circuit upheld the District Court's findings of liability on Tronzo's state law claims; however, the Federal Circuit vacated the entire damage award on the state law claims and remanded the case to the District Court for further consideration on the state law claims only, narrowly limiting Tronzo's ability to recover any damages. As a result of the Federal Circuit's decision, the injunction previously entered against the Company on the Mallory-Head finned acetabular cup no longer stands and all damages assessed against the Company have been vacated. The Company has filed a motion with the District Court requesting that its $36.6 million of investments (included in the Company's investments at May 31, 1999) be released from escrow. Tronzo did not object to the motion and the Company expects a decision from the District Court in the near future on the escrow release.

On June 2, 1997, the Company announced the entry of a jury verdict against it in the United States District Court of New Jersey in an action brought by Orthofix SRL ("Orthofix") against the Company and its wholly owned subsidiaries, Electro-Biology, Inc. ("EBI") and EBI Medical Systems, Inc. ("EBIMS"), (the "Biomet Group") related to the events surrounding the expiration of a distribution agreement under which EBIMS distributed Orthofix's external fixation devices in the United States. The jury found that, notwithstanding Orthofix's refusal to renew the distribution agreement, EBIMS's commencement of development activities of a new external fixation system prior to the expiration of the contract, constituted a breach of the distribution agreement. The jury awarded compensatory damages against the Biomet Group for breach of contract and related claims of approximately $49 million and punitive damages of $100 million. The jury also concluded that Orthofix breached the distribution agreement and tortiously interfered with EBIMS's economic relations, but awarded only nominal damages to the Biomet Group. With respect to certain non-jury issues, the trial court entered an order denying Orthofix's motions for enhanced and/or treble damages and attorney's fees. The trial court also granted Orthofix's motion for prejudgment interest, but only on the compensatory portion of the damages commencing from November 29, 1995. On September 2, 1997, the trial court entered an amended judgment reducing to $50 million, the $100 million in punitive damages awarded to Orthofix by the jury. The Company appealed the final amended judgment entered against the Biomet Group to the United States Court of Appeals for the Third Circuit (the "Third Circuit"). On June 30, 1999, the Third Circuit significantly reduced the judgement previously

                                                  BIOMET, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
-------------------------------------------------------------------------------

NOTE L: COMMITMENTS AND CONTINGENCIES, CONCLUDED.
entered against the Biomet Group and in favor of Orthofix. The Third Circuit upheld the District Court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. Both parties have filed petitions for rehearing with the Third Circuit. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million, including interest of $5.1 million for the year ended May 31, 1999. At May 31, 1999, the Company's investments on the consolidated balance sheet include $108.0 million of investment securities which have been delivered to an escrow agent pursuant to an order of the District Court and related to the District Court's judgment in the Orthofix case.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.
-------------------------------------------------------------------------------

BIOMET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended May 31, 1998, 1997 and 1996
(in thousands)


     Col. A                         Col. B                   Col. C                 Col. D         Col. E
                                                            Additions
                                                            ---------
                                                       (1)            (2)
                                                                  Charged to
Description                       Balance at       Charged to        other                        Balance at
----------                       beginning of      costs and       accounts -     Deductions -     end of
                                    period          expenses        describe       describe        period
                                 ------------      ---------      ----------      ---------       ----------
Allowance for
doubtful receivables:

For the year ended
     May 31, 1999                   $5,957           $8,421         $130(B)       $9,567(A)        $4,883
                                                                                      58(C)
                                    ------           ======         ====          ======           ======

For the year ended
     May 31, 1998                   $6,175           $7,253         $519(B)       $7,976(A)        $5,957
                                                                                      14(C)
                                    ======           ======         ====          ======           ======

For the year ended
     May 31, 1997                   $6,889           $6,912         $528(B)       $8,142(A)        $6,175
                                                                                      12(C)
                                    ======           ======         ====          ======           ======

Notes:
          (A) Uncollectible accounts written off
          (B) Collection of previously written off accounts
          (C) Effect of foreign currency translation adjustment

QUARTERLY
RESULTS
------------------------------------------------------------------------------
(in thousands, except earnings per share)

                                                      1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.       YEAR
                                                      ----------------------------------------------------
1999
Net sales............................................ $176,664   $183,340   $192,330   $205,080   $757,414
Gross profit.........................................  123,147    127,755    133,697    143,088    527,687
Net income...........................................   33,594     35,894     37,357      9,516*   116,361
Earnings per share:
    Basic ...........................................      .30        .32        .33        .09*      1.04
    Diluted..........................................      .30        .32        .33        .08*      1.03

1998
Net sales............................................ $149,529   $156,582   $160,968   $184,326   $651,405
Gross profit.........................................  102,907    107,971    111,057    127,235    449,170
Net income...........................................   29,261     30,762     31,257     33,446    124,726
Earnings per share:
    Basic ...........................................      .26        .28        .28        .30       1.12
    Diluted..........................................      .26        .27        .28        .30       1.11

1997
Net sales............................................ $137,178   $144,009   $146,164   $152,996   $580,347
Gross profit.........................................   92,750     97,604     99,305    104,893    394,552
Net income...........................................   24,087     26,185     27,279     28,903    106,454
Earnings per share:
    Basic ...........................................      .21        .23        .24        .26        .94
    Diluted..........................................      .21        .22        .24        .26        .93


* The operating results for the fourth quarter of fiscal 1999 were adversely impacted by a $55 million special charge related to the appellate court's decision against the Company in the Orthofix litigation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the captions "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.
         (1) FINANCIAL STATEMENTS:
             Report of Independent Accountants
             Consolidated Balance Sheets as of May 31, 1999 and 1998 Consolidated Statements of Income for the years ended May 31, 1999, 1998 and 1997
             Consolidated Statements of Shareholders' Equity for the years ended May 31, 1999, 1998 and 1997
             Consolidated Statements of Cash Flows for the years ended May 31, 1999, 1998 and 1997
             Notes to Consolidated Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULE:
             Schedule II - Valuation and Qualifying Accounts

         (3) EXHIBITS:
             3.1 Amended Articles of Incorporation filed July 23,1982.
                 (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

             3.2 Articles of Amendment to Amended Articles of Incorporation
                 filed July 11, 1983. (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No.0-12515).

             3.3 Articles of Amendment to Amended Articles of Incorporation
                 filed August 22, 1987. (Incorporated by reference to Exhibit
                 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No.0-12515).

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

             3.5 Amended and Restated Bylaws. (Incorporated by reference to
                 Exhibit 4.2 to Biomet, Inc. Form S-3 Registration Statement, File No. 33-33376).

             3.6 Amended and Restated Bylaws as amended December 13, 1997.
                 (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File
                 No. 0-12515).

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

            10.5 401(k) Profit Sharing Plan filed January 19,1996.
                 (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

            10.6 Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option
                 Plan. (Incorporated by reference to Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998,
                 File No. 0-12515).

            21.1 Subsidiaries of the Registrant.

            23.1 Consent of PricewaterhouseCoopers LLP.

            27.1 Financial Data Schedule.

       (b) REPORTS ON FORM 8-K.

            None.
                                      40

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 1999.

                                  BIOMET, INC.

                  By:      /s/   DANE A. MILLER
                           ----------------------------------------------------
                           Dane A. Miller
                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 29, 1999.


                  By:      /s/  NILES L. NOBLITT
                           ----------------------------------------------------
                           Niles L. Noblitt, Director



                  By:      /s/  DANE A. MILLER
                           ----------------------------------------------------
                           Dane A. Miller, Director  (Principal
                           Executive Officer)



                  By:      /s/  JERRY L. FERGUSON
                           ----------------------------------------------------
                           Jerry L. Ferguson, Director



                  By:      /s/  M. RAY HARROFF
                           ----------------------------------------------------
                           M. Ray Harroff, Director



                  By:      /s/  KENNETH V. MILLER
                           ----------------------------------------------------
                           Kenneth V. Miller, Director



                  By:      /s/  JERRY L. MILLER
                           ----------------------------------------------------
                           Jerry L. Miller, Director



                  By:      /s/  L. GENE TANNER
                           ----------------------------------------------------
                           L. Gene Tanner, Director

                  By:      /s/  THOMAS F. KEARNS, JR
                           ----------------------------------------------------
                           Thomas F. Kearns, Jr., Director



                  By:      /s/  CHARLES E. NIEMIER
                           ----------------------------------------------------
                           Charles E. Niemier, Director



                  By:      /s/  DANIEL P. HANN
                           ----------------------------------------------------
                           Daniel P. Hann, Director



                  By:      /s/  MARILYN TUCKER QUAYLE
                           ----------------------------------------------------
                           Marilyn Tucker Quayle, Director



                  By:      /s/  C. SCOTT HARRISON
                           ----------------------------------------------------
                           C. Scott Harrison, Director



                  By:      /s/  PROF. DR. BERNHARD SCHEUBLE
                           ----------------------------------------------------
                           Prof. Dr. Bernhard Scheuble, Director



                  By:      /s/  GREGORY D. HARTMAN
                           ----------------------------------------------------
                           Gregory D. Hartman, Vice President -
                           Finance (Principal Financial Officer)



                  By:      /s/  JAMES W. HALLER
                           ----------------------------------------------------
                           James W. Haller, Controller
                           (Principal Accounting Officer)

                                  BIOMET, INC.

                                   FORM 10-K

                                  MAY 31, 1998

                               INDEX TO EXHIBITS

NUMBER ASSIGNED
IN REGULATION S-K, ITEM 601                  TITLE OF EXHIBITS



          (3) 3.1 Amended Articles of Incorporation filed July 23,1982. Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

              3.2 Articles of Amendment to Amended Articles of Incorporation
                  filed July 11, 1983. (Incorporated by refer- ence to Exhibit
                  3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

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

              3.5 Amended and Restated Bylaws. (Incorporated by reference to
                  Exhibit 4.2 to Biomet, Inc. Form S-3 Registration Statement, File No. 33-33376).

              3.6 Amended and Restated Bylaws as Amended December 13, 1997.
                  (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515)

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

          (9)     No exhibit.

         (10)10.1 Employee Stock Option Plan, as last amended December 14, 1991. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1992, File
                  No. 0-12515).

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

             10.5 401(k) Profit Sharing Plan filed January 19,1996.
                  (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

             10.6 Biomet, Inc. 1998 Qualifed and Non-Qualified Stock Option
                  Plan adopted August 3, 1998. (Incorporated by reference to
                  Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515.)

         (12)     No exhibit.

         (13)     No exhibit.

         (16)     No exhibit.

         (18)     No exhibit.

         (21)21.1 Subsidiaries of the Registrant.

         (22)     No exhibit.

         (23)23.1 Consent of PricewaterhouseCoopers LLP

         (24)     No exhibit.

         (27)     27.1 Financial Data Schedule.

         (99)     No exhibit.