Form 10-Q
period 1999-08-31
BIOMET INC
filed 1999-10-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1999.

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

As of August 31, 1999, the registrant had 112,821,554 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 1999 and May 31, 1999
(in thousands)

ASSETS
                                                 August 31,         May 31,
                                                    1999              1999
                                                 ----------         -------
Current assets:
  Cash and cash equivalents                     $  160,268       $  129,359
  Investments                                       76,487           60,078
  Accounts and notes receivable, net               221,700          215,034
  Refundable income taxes                           31,308           31,308
  Inventories                                      215,854          205,238
  Prepaid expenses and other                        41,895           40,691
                                                 ---------        ---------
      Total current assets                         747,512          681,708
                                                 ---------        ---------
Property, plant and equipment, at cost             275,152          265,010
    Less, Accumulated depreciation                 101,298           96,137
                                                 ---------        ---------
      Property, plant and equipment, net           173,854          168,873
                                                 ---------        ---------
Investments                                        127,970          146,859
Intangible assets, net                               8,673            7,665
Excess acquisition costs over fair value
  of acquired net assets, net                       48,471           47,861
Other assets                                        15,106           14,990
                                                 ---------        ---------
Total assets                                    $1,121,586       $1,067,956
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 1999 and May 31, 1999
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    1999              1999
                                                  ----------         -------
Current liabilities:
  Short-term borrowings                          $   58,020       $   45,137
  Accounts payable                                   31,271           27,676
  Accrued income taxes                               27,674           17,088
  Accrued wages and commissions                      17,569           19,596
  Accrued litigation                                 55,250           55,000
  Other accrued expenses                             42,123           36,933
                                                  ---------        ---------
     Total current liabilities                      231,907          201,430

Long-term liabilities:
  Deferred federal income taxes                       8,445            9,565
  Other liabilities                                     324              324
                                                  ---------        ---------
     Total liabilities                              240,676          211,319
                                                  ---------        ---------
Minority interest                                    82,106           80,690
                                                  ---------        ---------

Contingencies (Note 8)

Shareholders' equity:
  Common shares                                      79,936           77,843
  Additional paid-in capital                         26,920           26,920
  Retained earnings                                 711,346          687,828
  Accumulated other comprehensive income            (19,398)         (16,644)
                                                  ---------        ---------
     Total shareholders' equity                     798,804          775,947
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,121,586       $1,067,956
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 1999 and 1998
(in thousands, except per share amounts)

                                                    1999               1998
                                                    ----               ----

Net sales                                         $192,151           $176,664

Cost of sales                                       56,836             53,517
                                                   -------            -------
  Gross profit                                     135,315            123,147

Selling, general and
  administrative expenses                           66,296             60,879
Research and development expense                     8,538              8,092
                                                   -------            -------
  Operating income                                  60,481             54,176

Other income, net                                    3,119              2,844
                                                   -------            -------
  Income before income taxes
    and minority interest                           63,600             57,020

Provision for income taxes                          22,880             21,096
                                                   -------            -------
  Income before minority interest                   40,720             35,924

Minority interest                                    1,416              2,330
                                                   -------            -------
  Net income                                      $ 39,304           $ 33,594
                                                   =======            =======
Earnings per share:
    Basic                                            $ .35              $ .30
                                                      ====               ====
    Diluted                                          $ .35              $ .30
                                                      ====               ====
Shares used in the computation of earnings per share:
    Basic                                          112,709            112,110
                                                   =======            =======
    Diluted                                        113,799            113,562
                                                   =======            =======
Cash dividends per common share                      $ .14              $ .12
                                                      ====               ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 1999 and 1998
(in thousands)

                                                          1999          1998
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 39,304      $ 33,594
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         5,654         4,856
      Amortization                                         1,782         2,002
      Gain on sale of investments, net                      (139)         (600)
      Minority interest                                    1,416         2,330
      Deferred federal income taxes                          (90)         (121)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (5,987)       (4,191)
        Inventories                                       (6,934)       (3,994)
        Prepaid expenses and other                           208        10,812
        Accounts payable                                   2,398        (2,467)
        Accrued income taxes                              11,002        15,701
        Accrued wages and commissions                     (1,833)       (1,434)
        Other accrued expenses                             1,788        (5,246)
                                                         -------        ------
        Net cash from operating activities                48,569        51,242
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments        5,890        10,595
  Purchases of investments                                (5,965)      (41,268)
  Capital expenditures                                   (10,674)      (10,792)
  Acquisitions, net of cash acquired                      (3,733)           --
  Other                                                     (423)       (2,388)
                                                         -------        ------
        Net cash used in investing activities            (14,905)      (43,853)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       12,754          (310)
  Issuance of common shares                                2,093           513
  Cash dividends                                         (15,786)      (13,453)
                                                         -------        ------
        Net cash used in financing activities               (939)      (13,250)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,816)          846
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          30,909        (5,015)
Cash and cash equivalents, beginning of year             129,359       117,089
                                                         -------       -------
Cash and cash equivalents, end of period                $160,268      $112,074
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31, 1999.

The accompanying consolidated balance sheet at May 31, 1999, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Company has one reportable segment, orthopedic products, which includes designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other. Other products consist primarily of Arthrotek's arthroscopy products, AOA's softgoods products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic segments are comprised of the United States, Europe and other. Other geographic segments include Canada, South America, Mexico, Japan, and the Pacific Rim.

Net sales of orthopedic products by product category are as follows for the three months ended August 31:

                                1999         1998
                                ----         ----
                                  (in thousands)

        Reconstructive        $112,520     $103,748
        Fixation                42,034       39,442
        Spinal products         12,168        9,757
        Other                   25,429       23,717
                               -------      -------
                              $192,151     $176,664
                               =======      =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended August 31, 1999 and 1998 was $(2,754) and $(287), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 1999 and 1998 was $36,550 and $33,307, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 1999 and May 31, 1999 are as  follows:

                                August 31,      May 31,
                                   1999           1999
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 26,957      $ 26,372
        Work-in-process            26,169        24,221
        Finished goods             91,968        87,362
        Consigned inventory        70,760        67,283
                                  -------       -------
                                 $215,854      $205,238
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 1999, the Company issued 244,050 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,092,745.

NOTE 5:     EARNINGS PER SHARE.

Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

NOTE 6:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 7:     PROPOSED ACQUISITION.

On August 28, 1999, the Company and Implant Innovations International Corporation ("3i") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will acquire all of 3i's outstanding shares in a stock-for-stock merger transaction intended to be accounted for as a pooling-of-interests. The agreement is subject to certain collar provisions, which among other things, limits the number of the Company's common shares to be exchanged for 3i stock to a minimum of 4.0 million and a maximum of 5.2 million. The merger transaction is subject to regulatory approvals, approval of the shareholders of 3i and other terms and conditions set forth in the Merger Agreement.

NOTE 8:     CONTINGENCIES.

On August 27, 1999, the United States District Court for the Southern District of Florida (the "District Court") entered a final judgment of $53,530 against the Company in the Raymond G. Tronzo ("Tronzo") case. In January 1996, a jury returned a verdict in a patent infringement matter in favor of Tronzo which was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for further consideration on the state law claims only. Although the Company welcomes the fact that the District Court has now greatly reduced the prior judgment, the Company continues to believe that it engaged in no wrongdoing in the matter. This final judgment will not have a material adverse effect on the Company's consolidated financial position or its future business operations and all funds previously escrowed in this case have now been returned to the Company. Tronzo has filed a notice of appeal of the District Court's final judgment with the Federal Circuit; however, management is confident it will continue to prevail in this case.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. The Company is currently considering whether to appeal the Third Circuit's decision to the United States Supreme Court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million, including interest of $5.1 million in its fiscal 1999 consolidated financial statements. On August 31, 1999, the Company's investments on the consolidated balance sheet include $108 million of investment securities which have been delivered to an escrow agent pursuant to an order of the trial court and related to the trial court's judgment in this case.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 1999

The Company's cash and investments increased $28,429,000 to $364,725,000 at August 31, 1999, despite the $15,786,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $48,569,000 for the first three months of fiscal 2000 compared to $51,242,000 in 1999. The primary sources of fiscal year 2000 cash flows from operating activities were net income and an increase in accrued income taxes. Accrued income taxes increased in the first quarter because there is no federal tax estimate due in the first quarter.

Cash flows used in investing activities were $14,905,000 for the first three months of fiscal 2000 compared to a use of $43,853,000 in 1999. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and purchases of capital equipment.

Cash flows used in financing activities were $939,000 for the first three months of fiscal 2000 compared to a use of $13,250,000 in 1999. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from increasing short-term borrowings used by BioMer in its operations. In
June 1999, the Company's Board of Directors declared a cash dividend of fourteen cents ($.14) per share payable to shareholders of record at the close of business on July 9, 1999.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1999
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1998

Net sales increased 9% to $192,151,000 for the three-month period ended August 31, 1999, from $176,664,000 for the same period last year. Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season. The Company's U.S.-based revenue increased 10% to $132,286,000 during the first three months, while foreign sales increased 5% to $59,865,000, net of a negative foreign exchange adjustment of approximately $2,000,000. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 2000 were $112,520,000, representing an 8% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee and the Ascent Total Knee System. Sales of fixation products were $42,034,000 for the first three months of fiscal 2000, representing a 7% increase as compared to the same period in 1999. Sales of spinal products were $12,168,000 for the first three months of fiscal 2000, representing a 25% increase as compared to the same period in 1999. The Company's sales of other products totaled $25,429,000, representing a 7% increase over the first three months of fiscal year 1999, primarily as a result of increased sales of softgood and Arthroscopy products.

Cost of sales decreased as a percentage of net sales to 29.6% for the first three months of fiscal 2000 from 30.3% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies, improved margins realized through acquisitions of international distributors and the higher growth rate of U.S. sales compared to international sales. Selling, general and administrative expenses as a percentage of net sales remained the same at 34.5% for both periods presented. Research and development expenditures increased during the first three months to $8,538,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 12% from $54,176,000 for the first three months of fiscal 1999, to $60,481,000 for the first three months of fiscal 2000. Other income increased 10% resulting from the increase in the Company's investable cash. The effective income tax rate decreased to 36.0% for the first quarter of fiscal year 2000 from 37.0% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 17% increase in net income to $39,304,000 from $33,594,000 for the first three months of fiscal 2000 as compared to the same period in fiscal 1999. Basic and diluted earnings per share increased 17%, from $.30 to $.35 for the periods presented.

YEAR 2000

The Year 2000 ("Y2K") issue stems from the way dates are recorded in many computer-dependent products and software programs. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial or operations information incorrectly.

The Company recognized this challenge early and started work in 1997. The Company's Y2K strategy to make systems Y2K compliant includes a common Company-wide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology ("IT") systems and non-IT systems or embedded technology such as microcontrollers contained in various manufacturing and lab equipment, environment and safety systems, facilities and utilities. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level task force.

The majority of the most vital information systems of the Company are now Y2K compliant. Three of the Company's European subsidiaries are undergoing computer hardware and software upgrades to ensure Y2K compliance. Two of these upgrades have been completed during the past two months, while the third is scheduled for completion November 30, 1999. The Company is presently completing compliancy testing and finalizing contingency plans.

A Company-wide process to assess key supplier readiness is ongoing. The Company is unable to definitively determine that all key suppliers will reach a Y2K compliant status that will ensure no production disruptions from suppliers.

The Company's Y2K conversion efforts have not been budgeted or tracked as separate projects, but have occurred in conjunction with normal sustaining activities. These costs are expensed as incurred and are being funded through operating cash flows. These costs have not had, and are not expected to have, an adverse impact on operating results.

The Company believes there is low risk of any internal critical system, embedded system or critical asset not being Y2K compliant by the end of calendar 1999. The Company continues to assess its risk exposure attributable to external factors, such as suppliers, both domestic and international. Although the Company has no reason to conclude that any specific supplier poses a risk, there does exist the possibility of production disruption due to inability of suppliers to deliver critical materials or processes. The Company is unable to quantify such a scenario, but it could result in a material adverse impact on results of operations or financial position of the Company. Contingency plans for suppliers and critical systems are being developed to lessen the impact of a worse-case Y2K scenario.

PROPOSED ACQUISITION

As discussed in Note 7 of the Notes to Consolidated Financial Statements, on August 28, 1999, the Company and Implant Innovations International Corporation entered into an Agreement and Plan of Merger.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

On August 27, 1999, the United States District Court for the Southern District of Florida (the "District Court") entered a final judgment of $53,530 against the Company in the Raymond G. Tronzo ("Tronzo") case. In January 1996, a jury returned a verdict in a patent infringement matter in favor of Tronzo which was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for further consideration on the state law claims only. Although the Company welcomes the fact that the District Court has now greatly reduced the prior judgment, the Company continues to believe that it engaged in no wrongdoing in the matter. This final judgment will not have a material adverse effect on the Company's consolidated financial position or its future business operations and all funds previously escrowed in this case have now been returned to the Company. Tronzo has filed a notice of appeal of the District Court's final judgment with the Federal Circuit; however, management is confident it will continue to prevail in this case.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. The Company is currently considering whether to appeal the Third Circuit's decision to the United States Supreme Court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million, including interest of $5.1 million in its fiscal 1999 consolidated financial statements. On August 31, 1999, the Company's investments on the consolidated balance sheet include $108 million of investment securities which have been delivered to an escrow agent pursuant to an order of the trial court and related to the trial court's judgment in this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 18,
1999.

At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2002.

Name                           Votes For     Votes Withheld

C. Scott Harrison, M.D.       106,817,514       414,540
Niles L. Noblitt              106,831,608       400,496
Kenneth V. Miller             106,788,840       443,264
L. Gene Tanner                106,811,506       420,598
Marilyn Tucker Quayle         106,407,460       824,544

The following directors will continue in office until their term expires at the 2000 Annual meeting of shareholders: Dane A. Miller, Ph. D., Jerry L. Ferguson, Thomas F. Kearns, Jr., and Daniel P. Hann.

The following directors will continue in office until their term expires at the 2001 Annual meeting of shareholders: M. Ray Harroff, Jerry L. Miller, Charles E. Niemier, and Prof. Dr. Bernhard Scheuble.

2. The selection of PricewaterhouseCoopers LLP as certified public accountants for the Company for the fiscal year ending May 31, 2000 was ratified by the shareholders, as follows: Votes For - 106,909,963; Votes Against - 60,480; and Abstentions and Broker Non-Votes - 261,661.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  10/12/99                      BY: /s/  GREGORY D. HARTMAN
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