Form 10-Q
period 1999-11-30
BIOMET INC
filed 2000-01-13
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1999.

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

As of November 30, 1999, the registrant had 112,857,994 common shares outstanding.


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10-12


    Part II.   Other Information                                            13

    Signatures                                                              14

    Index to Exhibits                                                       15



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 1999 and May 31, 1999
(in thousands)

ASSETS
                                                November 30,        May 31,
                                                    1999              1999
                                                ------------        -------
Current assets:
  Cash and cash equivalents                     $  164,257       $  129,359
  Investments                                       84,500           60,078
  Accounts and notes receivable, net               226,879          215,034
  Refundable income taxes                           31,308           31,308
  Inventories                                      227,544          205,238
  Prepaid expenses and other                        45,637           40,691
                                                 ---------        ---------
      Total current assets                         780,125          681,708
                                                 ---------        ---------
Property, plant and equipment, at cost             285,487          265,010
    Less, Accumulated depreciation                 108,961           96,137
                                                 ---------        ---------
      Property, plant and equipment, net           176,526          168,873
                                                 ---------        ---------
Investments                                        125,840          146,859
Intangible assets, net                               8,523            7,665
Excess acquisition costs over fair value
  of acquired net assets, net                       54,746           47,861
Other assets                                        15,751           14,990
                                                 ---------        ---------
Total assets                                    $1,161,511       $1,067,956
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 1999 and May 31, 1999
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,        May 31,
                                                    1999              1999
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                          $   70,099       $   45,137
  Accounts payable                                   28,856           27,676
  Accrued income taxes                                9,565           17,088
  Accrued wages and commissions                      18,763           19,596
  Other accrued liabilities                         107,094           91,933
                                                  ---------        ---------
     Total current liabilities                      234,377          201,430

Long-term liabilities:
  Deferred federal income taxes                       8,414            9,565
  Other liabilities                                     447              324
                                                  ---------        ---------
     Total liabilities                              243,238          211,319
                                                  ---------        ---------
Minority interest                                    83,951           80,690
                                                  ---------        ---------
Contingencies (Note 8)

Shareholders' equity:
  Common shares                                      80,288           77,843
  Additional paid-in capital                         26,920           26,920
  Retained earnings                                 747,489          687,828
  Accumulated other comprehensive income            (20,375)         (16,644)
                                                  ---------        ---------
     Total shareholders' equity                     834,322          775,947
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,161,511       $1,067,956
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 1999 and 1998 (in thousands, except per share data)

                                    Six Months Ended      Three Months Ended
                                       November 30,           November 30,
                                    ----------------       ------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----

Net sales                         $394,631    $360,004    $202,480    $183,340

Cost of sales                      117,527     109,102      60,691      55,585
                                   -------     -------     -------     -------
  Gross profit                     277,104     250,902     141,789     127,755

Selling, general and
  administrative expenses          135,490     123,979      69,194      63,100
Research and development expense    16,842      17,254       8,304       9,162
Special charge                       9,000          --       9,000          --
                                   -------     -------     -------     -------
  Operating income                 115,772     109,669      55,291      55,493

Other income, net                    7,983       7,419       4,864       4,575
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          123,755     117,088      60,155      60,068

Provision for income taxes          45,047      43,214      22,167      22,118
                                   -------     -------     -------     -------
  Income before minority interest   78,708      73,874      37,988      37,950

Minority interest                    3,261       4,386       1,845       2,056
                                   -------     -------     -------     -------
  Net income                      $ 75,447    $ 69,488    $ 36,143    $ 35,894
                                   =======     =======     =======     =======
Earnings per share:
  Basic                               $.67        $.62        $.32        $.32
                                      ====        ====        ====        ====
  Diluted                             $.66        $.61        $.32        $.32
                                      ====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            112,839     112,184     112,774     112,258
                                   =======     =======     =======     =======
  Diluted                          113,723     113,564     114,004     113,651
                                   =======     =======     =======     =======
Cash dividends per common share       $.14        $.12        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 1999 and 1998
(in thousands)

                                                          1999          1998
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 75,447      $ 69,488
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        12,083         9,531
      Amortization                                         4,036         4,161
      Gain on sale of investments, net                      (432)       (1,054)
      Minority interest                                    3,261         4,386
      Deferred federal income taxes                         (181)         (242)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (10,041)      (12,842)
        Inventories                                      (18,167)      (13,735)
        Prepaid expenses and other                        (2,652)        7,444
        Accounts payable                                     (73)       (1,404)
        Accrued income taxes                              (8,026)        9,921
        Accrued wages and commissions                       (639)         (507)
        Other accrued laibilities                         12,577        (4,764)
                                                         -------        ------
        Net cash from operating activities                67,193        70,383
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments        7,323        24,171
  Purchases of investments                               (13,288)      (62,648)
  Capital expenditures                                   (20,881)      (19,374)
  Acquisitions, net of cash acquired                     (13,530)       (1,075)
  Other                                                   (1,720)       (1,963)
                                                         -------        ------
        Net cash used in investing activities            (42,096)      (60,889)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                  24,435         2,166
  Issuance of common shares                                2,439           982
  Cash dividends                                         (15,786)      (13,453)
                                                         -------        ------
        Net cash from (used in) financing activities      11,088       (10,305)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,287)       (1,289)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          34,898        (2,100)
Cash and cash equivalents, beginning of year             129,359       117,089
                                                         -------       -------
Cash and cash equivalents, end of period                $164,257      $114,989
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

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

Net sales of orthopedic products by product category are as follows for the six and three months ended November 30:

                                Six Months Ended          Three Months Ended
                                  November 30,               November 30,
                                ----------------          ------------------
                                1999        1998           1999        1998
                                ----        ----           ----        ----
                                               (in thousands)

     Reconstructive           $233,085    $213,376       $120,565    $109,628
     Fixation                   85,363      78,341         43,329      38,899
     Spinal products            25,119      20,819         12,951      11,062
     Other                      51,064      47,468         25,635      23,751
                               -------     -------        -------     -------
                              $394,631    $360,004       $202,480    $183,340
                               =======     =======        =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended November 30, 1999 and 1998 was $(977) and $9,000, respectively. Other comprehensive income (loss) for the six months ended November 30, 1999 and 1998 was ($3,731) and $8,713, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 1999 and 1998 was $35,166 and $44,894, respectively. Total comprehensive income for the six months ended November 30, 1999 and 1998 was $71,716 and $78,201, respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 1999 and May 31, 1999 are as  follows:

                               November 30,      May 31,
                                   1999           1999
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 28,218       $ 26,372
        Work-in-process            26,214         24,221
        Finished goods             93,446         87,362
        Consigned inventory        79,666         67,283
                                  -------        -------
                                 $227,544       $205,238
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 1999, the Company issued 280,490 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,438,976.

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

NOTE 7:     SUBSEQUENT EVENT.

On December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed the merger as previously announced. The Company issued 5.2 million Common Shares for all of the issued and outstanding shares of 3i. 3i and its subsidiaries design, develop, manufacture, market and distribute oral reconstructive products. 3i's corporate headquarters and manufacturing facility are located in Palm Beach, Florida and it has sales offices in Canada, Europe and Mexico. The business combination will be accounted for as a pooling-of-interests whereby all prior period financial statements of the Company will be restated to include the combined financial position, results of operations and cash flows of the Company and 3i. The following supplementary pro forma financial information combines 3i's operating results with the Company's for the periods presented. The supplementary pro forma financial information is subject to final adjustments and revisions; however, management believes adjustments, if any, will not be material. Further, management does not expect there will be any material adjustments to conform the accounting policies of the two companies. The Company will take a one-time pretax charge of approximately $2.7 million for merger-related costs during the third quarter of fiscal year 2000.

             Supplementary Pro Forma Financial Information

                                Six Months Ended          Three Months Ended
                                  November 30,               November 30,
                                ----------------          ------------------
                                1999        1998           1999        1998
                                ----        ----           ----        ----
                                   (in thousands, except per share data)

     Reconstructive           $275,910    $247,740       $142,832    $127,747
     Fixation                   85,363      78,341         43,329      38,899
     Spinal products            25,119      20,819         12,951      11,062
     Other                      51,064      47,468         25,635      23,751
                               -------     -------        -------     -------
                              $437,456    $394,368       $224,747    $201,459
                               =======     =======        =======     =======
     U.S. sales               $293,116    $263,538       $149,926    $134,894
     Foreign sales             144,340     130,830         74,821      66,565
                               -------     -------        -------     -------
                              $437,456    $394,368       $224,747    $201,459
                               =======     =======        =======     =======
     Net sales                $437,456    $394,368       $224,747    $201,459
     Gross profit              304,592     269,578        156,349     137,693
     Operating income          124,003     113,462         60,008      57,793
     Net income                 79,958      71,541         38,186      37,150
     Basic earnings per share      .68         .62            .33         .32
     Diluted earning per share     .67         .60            .33         .31

                                                         Three Months Ended
                                                February 28, 1999   May 31, 1999
                                                -----------------   ------------
                                           (in thousands, except per share data)

          Reconstructive                               $131,757        $141,868
          Fixation                                       41,191          43,293
          Spinal products                                11,642          12,664
          Other                                          25,101          26,018
                                                        -------         -------
                                                       $209,691        $223,843
                                                        =======         =======
          U.S. sales                                   $139,489        $145,485
          Foreign sales                                  70,202          78,358
                                                        -------         -------
                                                       $209,691        $223,843
                                                        =======         =======
          Net sales                                    $209,691        $223,843
          Gross profit                                  143,552         155,346
          Operating income, excluding special items (a)  58,567          62,329
          Income, excluding special items (b)            38,342          43,914
          Income per share, excluding special items (b):
          Basic                                             .33             .38
          Diluted                                           .32             .37

     (a) Operating income, excluding special items for the three month period ended May 31, 1999 excludes a $55 million special charge for litigation for Biomet and $6.6 million of special income from a litigation settlement of 3i.
     (b) Income, excluding special items for the three month period ended May 31, 1999 excludes a $32.9 million special charge (net of tax) for litigation for Biomet and $4.1 million of special income (net of tax) from a litigation settlement of 3i. Income per share excludes the per share effect of the above noted special items - $.25 (basic) and $.24 (diluted).

NOTE 8:      CONTINGENCIES.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. Orthofix filed an appeal of the Third Circuit's decision to the United States Supreme Court, and on January 10, 2000 the Supreme Court decided, without comment, not to review the decision of the lower court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million in its fiscal 1999 consolidated financial statements. The Company recorded an additional special charge of $9 million for the quarter ended November 30, 1999 to reflect the final determination of the interest element of the judgment. On November 30, 1999, the Company's investments on the consolidated balance sheet include $108 million of investment securities which were previously delivered to an escrow agent pursuant to an order of the trial court. It is anticipated that the final amount payable to Orthofix of approximately $64 million will be paid prior to January 31, 2000, at which time this matter will be finally resolved and the escrow account closed.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 1999

The Company's cash and investments increased $38,301,000 from $336.3 million at May 31, 1999 to $374.6 million at November 30, 1999, net of the $15,786,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $67,193,000 for the first six months of fiscal 2000 compared to $70,383,000 in 1999. Net income plus depreciation and amortization and the increase in other liabilities were the principal sources of cash from operating activities, offset by increases in accounts receivable, inventories and accrued income taxes.

Cash flows used in investing activities were $42,096,000 for the first six months of fiscal 2000 compared to a use of $60,889,000 in 1999. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments, purchases of capital equipment and business acquisitions.

Cash flows from financing activities were $11,088,000 for the first six months of fiscal 2000 compared to a use of $10,305,000 in 1999. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from increasing short-term borrowings used by BioMer in its operations and for business acquisitions.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and the Orthofix judgment.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1998

Net sales increased 10% to $394,631,000 for the six-month period ended November
30, 1999, from $360,004,000 for the same period last year.   The Company's
U.S.-based revenue increased 10% to $270,411,000 during the first six months, while foreign sales increased 8% to $124,220,000, net of a negative foreign exchange adjustment of approximately $5,000,000. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 2000 were $233,085,000, representing a 9% increase compared to the first six months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee and the Ascent Total Knee System. Sales of fixation products were $85,363,000 for the first six months of fiscal 2000, representing a 9% increase as compared to the same period in 1999. Sales of spinal products were $25,119,000 for the first six months of fiscal 2000, representing a 21% increase as compared to the same period in 1999. Sales of spinal hardware contributed to this increase. The Company's sales of other products totaled $51,064,000, representing an 8% increase over the first six months of fiscal year 1999, primarily as a result of increased sales of softgood and Arthroscopy products.

Cost of sales decreased as a percentage of net sales to 29.8% for the first six months of fiscal 2000 from 30.3% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies, improved margins realized through acquisitions of international distributors and
the higher growth rate of U.S. sales compared to international sales.   Selling,
general and administrative expenses as a percentage of net sales decreased slightly from 34.4% for the first six months of last year to 34.3% for the current six month period. Research and development expenditures decreased during the first six months to $16,842,000. On January 10, 2000, the United States Supreme Court declined to review the Third Circuit's decision in the Orthofix case, leaving its damage award standing. The Company recorded a $9 million special charge in the second quarter of fiscal year 2000, to reflect the final determination of the interest element of the judgment. Operating income rose 6% from $109,669,000 for the first six months of fiscal 1999, to $115,772,000 for the first six months of fiscal 2000. Excluding this special charge, operating income would have increased 14% to $124,772,000 for the first six months of fiscal 2000. Other income increased 8% resulting from the increase in the Company's investable cash. The effective income tax rate decreased to 36.4% for the six months of fiscal year 2000 from 36.9% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 9% increase in net income to $75,447,000 from $69,488,000 for the first six months of fiscal 2000 as compared to the same period in fiscal 1999. Basic and diluted earnings per share both increased 8%, from $.62 and $.61 to $.67 and $.66, respectively, for the periods presented. Excluding the effect of the special charge, net income would have increased 17% to $81,147,000 and basic and diluted earnings per share would have both increased 16% to $.72 and $.71, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998

Net sales increased 10% to $202,480,000 for the second quarter of fiscal year 2000, as compared to $183,340,000 for the same period last year. Operating income decreased .4% from $55,493,000 for the second quarter of fiscal 1999, to $55,291,000 for the second quarter of fiscal 2000. Excluding the special charge, operating income would have increased 16% to $64,291,000 for the second quarter of fiscal 2000. During the second quarter, net income increased 1% to $36,143,000 as compared to $35,894,000 for the same period last year. Basic and diluted earnings per share both remained at $.32 per share for the second quarter of fiscal 1999 and 2000. Excluding the special charge, second quarter net income would have increased 17% to $41,843,000 and basic and diluted earnings per share both would have increased 16% to $.37 per share. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

YEAR 2000

The Year 2000 ("Y2K") issue stems from the way dates are recorded in many computer-dependent products and software programs. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial or operations information incorrectly. Prior to January 1, 2000, the Company, its vendors and customers and other parties made significant efforts and expenditures to upgrade, change and modify computer-dependent products and software programs to be Y2K compliant. As a result, the Company experienced only a few minor Y2K related problems (subsequent to December 31, 1999 and through the date of this filing), which have been corrected. The Company will continue to closely monitor its computer based systems and equipment and other business activities for possible problems related to Y2K; however, as of the date of this filing, the Company believes its business operations will not be adversely affected by Y2K.

ACQUISITION

As discussed in Note 7 of the Notes to Consolidated Financial Statements, on December 16, 1999, the Company and Implant Innovations International Corporation completed their merger.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. Orthofix filed an appeal of the Third Circuit's decision to the United States Supreme Court, and on January 10, 2000 the Supreme Court decided, without comment, not to review the decision of the lower court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million in its fiscal 1999 consolidated financial statements. The Company recorded an additional special charge of $9 million for the quarter ended November 30, 1999 to reflect the final determination of the interest element of the judgment. On November 30, 1999, the Company's investments on the consolidated balance sheet include $108 million of investment securities which were previously delivered to an escrow agent pursuant to an order of the trial court. It is anticipated that the final amount payable to Orthofix of approximately $64 million will be paid prior to January 31, 2000, at which time this matter will be finally resolved and the escrow account closed.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:   1/14/2000         BY: /s/  GREGORY D. HARTMAN
       ----------                  -------------------------
                                   Gregory D. Hartman
                                   Senior Vice President - Finance and Treasurer
                                   (Principal Financial Officer)

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

                       4.2  Rights Agreement between Biomet,
                       Inc. and Lake City Bank, as Rights
                       Agent, dated as of December 16, 1999.
                       (Incorporated by reference to Exhibit
                       4.01 to Biomet, Inc. Form 8-K Current Report dated December 16, 1999, File No. 0-12515).

(10)                   No exhibit.

(11)                   No exhibit.

(15)                   No exhibit.

(18)                   No exhibit.

(19)                   No exhibit.

(22)                   No exhibit.

(23)                   No exhibit.

(24)                   No exhibit.

(27)                   Financial data schedules.

(99)                   No exhibit.