Form 10-Q
period 2000-02-29
BIOMET INC
filed 2000-04-14
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 29, 2000.

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

As of February 29, 2000, the registrant had 118,310,662 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 29, 2000 and May 31, 1999
(in thousands)

ASSETS
                                                February 29,        May 31,
                                                    2000              1999
                                                ------------        -------
Current assets:
  Cash and cash equivalents                     $  156,202       $  132,081
  Investments                                       48,738           60,078
  Accounts and notes receivable, net               246,410          223,613
  Refundable income taxes                               --           31,308
  Inventories                                      244,539          220,587
  Prepaid expenses and other                        49,769           45,161
                                                 ---------        ---------
      Total current assets                         745,658          712,828
                                                 ---------        ---------
Property, plant and equipment, at cost             288,817          280,950
    Less, Accumulated depreciation                 107,887          103,567
                                                 ---------        ---------
      Property, plant and equipment, net           180,930          177,383
                                                 ---------        ---------
Investments                                        163,663          146,859
Intangible assets, net                              11,583           10,709
Excess acquisition costs over fair value
  of acquired net assets, net                       57,247           47,861
Other assets                                        15,647           15,300
                                                 ---------        ---------
Total assets                                    $1,174,728       $1,110,940
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 29, 2000 and May 31, 1999
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 29,        May 31,
                                                    2000              1999
                                                 ------------        -------
Current liabilities:
  Short-term borrowings                          $   73,745       $   51,783
  Accounts payable                                   30,627           30,892
  Accrued income taxes                               10,975           18,645
  Accrued wages and commissions                      21,170           21,059
  Other accrued liabilities                          42,576           95,573
                                                  ---------        ---------
     Total current liabilities                      179,093          217,952

Long-term liabilities:
  Long-term debt                                         --            2,902
  Deferred federal income taxes                       7,676           10,115
  Other liabilities                                     447              394
                                                  ---------        ---------
     Total liabilities                              187,216          231,363
                                                  ---------        ---------
Redeemable convertible cumulative preferred stock        --            3,038
                                                  ---------        ---------
Minority interest                                    85,403           80,690
                                                  ---------        ---------
Contingencies (Note 8)

Shareholders' equity:
  Common shares                                      83,329           77,850
  Additional paid-in capital                         26,920           28,271
  Retained earnings                                 825,677          706,094
  Accumulated other comprehensive income            (33,817)         (16,366)
                                                  ---------        ---------
     Total shareholders' equity                     902,109          795,849
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,174,728       $1,110,940
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 29, 2000 and
  February 28, 1999
(in thousands, except per share data)

                                   Nine Months Ended       Three Months Ended
                                   -----------------       ------------------
                                    2000        1999        2000        1999
                                    ----        ----        ----        ----

Net sales                         $670,366    $604,059    $232,910    $209,691

Cost of sales                      203,256     190,929      70,393      66,139
                                   -------     -------     -------     -------
  Gross profit                     467,110     413,130     162,517     143,552

Selling, general and
  administrative expenses          236,807     212,652      83,792      75,351
Research and development expense    29,534      28,449      10,959       9,634
Special charge                      11,700          --       2,700          --
                                   -------     -------     -------     -------
  Operating income                 189,069     172,029      65,066      58,567

Other income, net                   11,923       9,575       4,895       2,619
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          200,992     181,604      69,961      61,186

Provision for income taxes          73,129      66,851      25,317      22,360
                                   -------     -------     -------     -------
  Income before minority interest  127,863     114,753      44,644      38,826

Minority interest                    4,713       4,870       1,452         484
                                   -------     -------     -------     -------
  Net income                      $123,150    $109,883    $ 43,192    $ 38,342
                                   =======     =======     =======     =======
Earnings per share:
  Basic                              $1.05        $.94        $.37        $.33
                                     =====        ====        ====        ====
  Diluted                            $1.03        $.93        $.36        $.32
                                     =====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            117,158     116,492     117,968     116,346
                                   =======     =======     =======     =======
  Diluted                          119,027     118,089     119,499     118,575
                                   =======     =======     =======     =======
Cash dividends per common share       $.14        $.12        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 29, 2000 and February 28, 1999
(in thousands)

                                                          2000          1999
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $123,150      $109,883
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        20,306        16,445
      Amortization                                         6,467         6,518
      Gain on sale of investments, net                      (723)       (1,148)
      Minority interest                                    4,713         4,870
      Deferred federal income taxes                         (272)         (310)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (24,194)      (24,541)
        Inventories                                      (25,459)      (19,488)
        Prepaid expenses and other                        (6,179)       (2,567)
        Accounts payable                                     674            --
        Accrued income taxes                              24,253        13,775
        Accrued wages and commissions                         61         1,587
        Other accrued laibilities                        (58,660)       (3,036)
                                                        --------       -------
        Net cash from operating activities                64,137       101,988
                                                        --------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       19,401        25,478
  Purchases of investments                               (28,608)      (99,779)
  Capital expenditures                                   (26,635)      (36,137)
  Acquisitions, net of cash acquired                     (18,142)       (3,594)
  Other                                                   (1,001)       (2,560)
                                                        --------       -------
        Net cash (used in) investing activities          (54,985)     (116,592)
                                                        --------       -------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                  27,882        45,549
  Payment of long-term debt                               (2,902)       (1,668)
  Issuance of common shares                                9,913         1,275
  Cash dividends                                         (16,468)      (13,453)
                                                         -------        ------
        Net cash from financing activities                18,425        31,703
                                                         -------        ------
Effect of exchange rate changes on cash                   (3,456)        1,113
                                                         -------        ------
Increase in cash and cash equivalents                     24,121        18,212
Cash and cash equivalents, beginning of year             132,081       120,776
                                                         -------       -------
Cash and cash equivalents, end of period                $156,202      $138,988
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

The accompanying consolidated balance sheet at May 31, 1999, has been derived from the audited Consolidated Financial Statements at that date and has been restated to reflect the acquisition of Implant Innovations International Corporation which has been accounted for as a pooling-of-interests (See Note 2). The consolidated balance sheet at May 31, 1999 does not include all disclosures required by generally accepted accounting principles.

The Company has one reportable segment, musculoskeletal products, which includes designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other. Other products consist primarily of Arthrotek's arthroscopy products, AOA's softgoods products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic segments are comprised of the United States, Europe and other. Other geographic segments include Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the nine and three months ended February 29, 2000 and February 28, 1999:

                               Nine Months Ended          Three Months Ended
                               -----------------          ------------------
                                2000        1999           2000        1999
                                ----        ----           ----        ----
                                               (in thousands)

     Reconstructive           $422,738    $379,497       $146,828    $131,757
     Fixation                  131,563     119,533         46,200      41,192
     Spinal products            38,571      32,461         13,452      11,642
     Other                      77,494      72,568         26,430      25,100
                               -------     -------        -------     -------
                              $670,366    $604,059       $232,910    $209,691
                               =======     =======        =======     =======

NOTE 2:     ACQUISITION.

On December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed the merger as previously announced. The Company issued 5.2 million Common Shares for all of the issued and outstanding shares of 3i. 3i and its subsidiaries design, develop, manufacture, market and distribute oral reconstructive products. 3i's corporate headquarters and manufacturing facility are located in Palm Beach Gardens, Florida and it has sales offices in Canada, Europe and Mexico. The business combination has been accounted for as a pooling-of-interests whereby all prior period financial statements of the Company have been restated to include the combined financial position, results of operations and cash flows of the Company and 3i. 3i's fiscal year-end was December 31 and accordingly, the three-month and nine-month periods ended February 28, 1999 include 3i's operating results for the three-month and nine-month periods ended September 30, 1998. For the Company's current fiscal year ended May 31, 2000 and the restatement for the pooling-of-interests, the reporting periods for 3i's statements of income and cash flows have been conformed to Biomet's May 31 fiscal year. The Company took a one-time pretax charge of approximately $2.7 million for merger-related costs during the third quarter of fiscal year 2000. The reconciliation of net sales and net income of Biomet and 3i for the periods prior to the combination are as follows:

                        Six Months       Three Months       Nine Months
                          Ended             Ended             Ended
                       November 30,      February 28,      February 28,
                           1999              1999              1999
                           ----              ----              ----
                                        (in thousands)
Net Sales
   Biomet                $360,004          $192,330          $552,334
   3i                      34,364            17,361            51,725
                          -------           -------           -------
   Combined              $394,368          $209,691          $604,059
                          =======           =======           =======

Net Income
   Biomet                $ 69,488          $ 37,357          $106,845
   3i                       2,053               985             3,038
                          -------           -------           -------
   Combined              $ 71,541          $ 38,342          $109,883
                          =======           =======           =======

NOTE 3:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended February 29, 2000 and February 28, 1999 was $(13,438) and $(878), respectively. Other comprehensive income (loss) for the nine months ended February 29, 2000 and February 28, 1999 was $(17,451) and $8,095, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 29, 2000 and February 28, 1999 was $30,638 and $37,464, respectively. Total comprehensive income for the nine months ended February 29, 2000 and February 28, 1999 was $105,699 and $117,978, respectively.

NOTE 4:     INVENTORIES.

Inventories at February 29, 2000 and May 31, 1999 are as follows:

                               February 29,          May 31,
                                   2000               1999
                               ------------          -------
                                        (in thousands)

   Raw materials                $ 27,753            $ 27,294
   Work-in-process                30,802              30,003
   Finished goods                102,670              96,007
   Consigned inventory            83,314              67,283
                                 -------             -------
                                $244,539            $220,587
                                 =======             =======
NOTE 5:     COMMON SHARES.

On December 16, 1999, the Company issued 5.2 million common shares in connection with the business combination with 3i (see Note 2).

In connection with the business combination with 3i and under the existing terms of 3i's Series A Cumulative Convertible Preferred Stock, the holders of the preferred stock exercised their right to convert such preferred stock into 776,778 shares of 3i's common stock, which shares of 3i's common stock were subsequently exchanged for common shares of Biomet in the merger transaction. In addition, cumulative accrued and unpaid dividends aggregating $682,501 were paid to the holders of the preferred stock prior to the conversion to common stock. The holders of 3i's preferred stock were also the holders of 3i's subordinated debentures with detachable warrants. In connection with the business combination and the existing terms of 3i's subordinated debentures, the outstanding principal amount and all accrued and unpaid interest was paid to the debenture holders. In addition, the debenture holders exercised the detachable warrants and acquired 517,859 shares of 3i's common stock in exchange for $5,179 and such shares of 3i's common stock were subsequently exchanged for common shares of Biomet in the merger transaction.

The Company issued 1,010,402 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $9,907,493.

NOTE 6:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income and tax credits.

NOTE 7:     EARNINGS PER SHARE.

Earnings per share for the nine and three month periods ended February 29, 2000 and February 28, 1999 are as follows:

                                      Nine Months Ended     Three Months Ended
                                       2000       1999        2000      1999
                                       ----       ----        ----      ----
                                        (in thousands, except per share data)
Numerator:

   Net income                        $123,150   $109,883    $ 43,192  $ 38,342

   Less: Preferred stock dividends         81        113           6        38
                                      -------    -------     -------   -------
   Numerator for basic earnings per
    share - income available to
    common shareholders               123,069    109,770      43,186    38,304

Effect of dilutive securities:

   Dividend on convertible
    preferred securities                   81        113           6        38
                                      -------    -------     -------   -------
Numerator for diluted earnings per
   share - income available to
   common shareholders after
   assumed conversions               $123,150   $109,883    $ 43,192  $ 38,342
                                      =======    =======     =======   =======
Denominator:

   Denominator for basic earnings
    per share - weighted average
    shares                            117,158    116,492     117,968   116,346

Effect of dilutive securities:

   Warrants                               212        294          49       294
   Convertible preferred securities       319        442          73       442
   Stock options                        1,338        861       1,409     1,493
                                      -------    -------     -------   -------
Dilutive potential common shares        1,869      1,597       1,531     2,229

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions     119,027    118,089     119,499   118,575
                                      =======    =======     =======   =======
Earnings per share - basic              $1.05      $ .94        $.37      $.33
                                         ====       ====         ===       ===
Earnings per share - diluted            $1.03      $ .93        $.36      $.32
                                         ====       ====         ===       ===
NOTE 8:     CONTINGENCIES.

On June 30, 1999, the United States Court of Appeals for the Third Circuit
(the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. Orthofix filed an appeal of the Third Circuit's decision to the United States Supreme Court, and on January 10, 2000 the Supreme Court decided, without comment, not to review the decision of the lower court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million in its fiscal 1999 consolidated financial statements. The Company recorded an additional special charge of $9 million for the quarter ended November 30, 1999 to reflect the final determination of the interest element of the judgment. The final amount payable to Orthofix of approximately $64 million was paid in January 2000. This matter is finally resolved and the escrow account closed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

As discussed in Note 2 of the Notes to Consolidated Financial Statements, on December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed their merger. This business combination has been accounted for as a pooling-of-interests and, accordingly, all prior period financial statements of the Company have been restated to include the combined financial position, results of operations and cash flows of the Company and 3i.

FINANCIAL CONDITION AS OF FEBRUARY 29, 2000

The Company's cash and investments increased $29.6 million from $339.0 million at May 31, 1999 to $368.6 million at February 29, 2000.

Cash flows provided by operating activities were $64,137,000 for the first nine months of fiscal 2000 compared to $101,988,000 in 1999. Net income plus depreciation and amortization and an increase in accrued income taxes were the principal sources of cash from operating activities, offset by increases in accounts receivable, inventories and a decrease in other accrued liabilities.

Cash flows used in investing activities were $54,985,000 for the first nine months of fiscal 2000 compared to a use of $116,592,000 in 1999. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments, purchases of capital equipment and business acquisitions.

Cash flows from financing activities were $18,425,000 for the first nine months of fiscal 2000 compared to $31,703,000 in 1999. The primary use of cash flows from financing activities was the cash dividend paid, while the primary source of cash flows from financing activities was from increasing short-term borrowings used by BioMer in its operations and for business acquisitions.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures and research and development costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1999

Net sales increased 11% to $670,366,000 for the nine-month period ended February
29, 2000, from $604,059,000 for the same period last year.   The Company's
U.S.-based revenue increased 11% to $445,920,000 during the first nine months, while foreign sales increased 12% to $224,446,000, net of a negative foreign exchange adjustment of approximately $10,000,000. Biomet's worldwide sales of reconstructive products during the first nine months of fiscal 2000 were $422,738,000, representing an 11% increase compared to the first nine months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee and the Ascent Total Knee System and 3i's penetration into the dental implant market.

Sales of fixation products were $131,563,000 for the first nine months of fiscal 2000, representing a 10% increase as compared to the same period in 1999. Sales of spinal products were $38,571,000 for the first nine months of fiscal 2000, representing a 19% increase as compared to the same period in 1999. The launch of the Omega 21 Spinal Fixation System and continued penetration and line extensions of the SpineLink Spinal Fixation System contributed to this increase. The Company's sales of other products totaled $77,494,000, representing a 7% increase over the first nine months of fiscal year 1999, primarily as a result of increased sales of Arthroscopy products and AOA's softgoods.

Cost of sales decreased as a percentage of net sales to 30.3% for the first nine months of fiscal 2000 from 31.6% last year primarily as a result of increased sales of higher margin products and increased in-house manufacturing efficiencies. Net of the special charges, selling, general and administrative expenses as a percentage of net sales increased slightly from 35.2% for the first nine months of last year to 35.3% for the current nine month period. Research and development expenditures increased during the first nine months to $29,534,000. On January 10, 2000, the United States Supreme Court declined to review the Third Circuit's decision in the Orthofix case, leaving its damage award standing. The Company recorded a $9 million special charge in the second quarter of fiscal year 2000, to reflect the final determination of the interest element of the judgment. During the current quarter, the Company recorded a $2.7 million special charge for merger related costs in connection with the 3i acquisition. Operating income rose 10% from $172,029,000 for the first nine months of fiscal 1999, to $189,069,000 for the first nine months of fiscal 2000. Excluding the special charges, operating income would have increased 17% to $200,769,000 for the first nine months of fiscal 2000. Other income increased 25% resulting from the increase in the Company's investable cash. The effective income tax rate decreased to 36.4% for the nine months of fiscal year 2000 from 36.8% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 12% increase in net income to $123,150,000 from $109,883,000 for the first nine months of fiscal 2000 as compared to the same period in fiscal 1999. Basic earnings per share increased 12%, from $.94 to $1.05, while diluted earnings per share increased 11%, from $.93 to $1.03 for the periods presented. Excluding the effect of the special charges, net income would have increased 19% to $130,550,000 and basic and diluted earnings per share would have both increased 18% to $1.11 and $1.10, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999

Net sales increased 11% to $232,910,000 for the third quarter of fiscal year 2000, as compared to $209,691,000 for the same period last year. Operating income increased 11% from $58,567,000 for the third quarter of fiscal 1999, to $65,066,000 for the third quarter of fiscal 2000. Excluding the $2,700,000 special charge, operating income would have increased 16% to $67,766,000 for the third quarter of fiscal 2000. During the third quarter, net income increased 13% to $43,192,000 as compared to $38,342,000 for the same period last year. Basic earnings per share increased 12%, from $.33 to $.37, while diluted earnings per share increased 13%, from $.32 to $.36 for the periods presented. Excluding the special charge, third quarter net income would have increased 17% to $44,892,000 and basic and diluted earnings per share would have increased
15% and 19%, respectively, to $.38 per share. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

On June 30, 1999, the United States Court of Appeals for the Third Circuit
(the "Third Circuit") significantly reduced the judgment previously entered against the Company and its wholly-owned subsidiaries, Electro-Biology, Inc. and EBI Medical Systems, Inc. and in favor of Orthofix SRL ("Orthofix"). The Third Circuit upheld the trial court's award of compensatory damages to Orthofix in the amount of $48,875,397; however, it virtually eliminated the $50 million punitive damage award, reducing it to $1 million. The Company and Orthofix filed petitions for rehearing with the Third Circuit and both petitions were denied. Orthofix filed an appeal of the Third Circuit's decision to the United States Supreme Court, and on January 10, 2000 the Supreme Court decided, without comment, not to review the decision of the lower court. As a result of the Third Circuit's decision, and consultation with outside legal counsel, the Company recorded a special charge of $55 million in its fiscal 1999 consolidated
financial statements.   The Company recorded an additional special charge of $9
million for the quarter ended November 30, 1999 to reflect the final determination of the interest element of the judgment. The final amount payable to Orthofix of approximately $64 million was paid in January 2000. This matter is finally resolved and the escrow account closed.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K.
            A report on Form 8-K was filed December 29, 1999 with respect to item 2 of that form.
            A report on Form 8-K was filed January 5, 2000 with respect to item 5 of that form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  4/14/2000               BY: /s/  GREGORY D. HARTMAN
       ---------                   -------------------------
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

                       4.2  Rights Agreement between Biomet,
                       Inc. and Lake City Bank, as Rights
                       Agent, dated as of December 16, 1999.
                       (Incorporated by reference to Exhibit
                       4.01 to Biomet, Inc. Form 8-K Current
                       Report dated December 16, 1999,
                       Commission File No. 0-12515).

(10)                   No exhibit.

(11)                   No exhibit.

(15)                   No exhibit.

(18)                   No exhibit.

(19)                   No exhibit.

(22)                   No exhibit.

(23)                   No exhibit.

(24)                   No exhibit.

(27)                   Financial data schedules.

(99)                   No exhibit.