Form 10-K405
period 2000-05-31
BIOMET INC
filed 2000-08-10
CIK 351346

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended May 31, 2000.

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _____________.

                          Commission file No. 0-12515.

                                 BIOMET INC.

             (Exact name of registrant as specified in its charter)

             INDIANA                              35-1418342
     (State of incorporation)           (IRS Employer Identification No.)

AIRPORT INDUSTRIAL PARK, 56 EAST BELL DRIVE, WARSAW, INDIANA          46582
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the average bid and asked prices of the Common Shares on July 7, 2000, as reported by the Nasdaq Stock Market, was approximately $4,795,067,149. As of July 7, 2000, there were 177,885,745 Common Shares outstanding. These amounts have been adjusted to reflect the 3-for-2 split of the Company's Common Shares declared on July 6, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                        PARTS OF FORM 10-K
                                                        INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                      IS INCORPORATED
Proxy Statement with respect to the 2000
Annual Meeting of Shareholders of the Registrant             Part III

================================================================================

This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to, statements related to the timing and number of planned new product introductions, the effect of anticipated changes in population on demand for the Company's products, the Company's intent and ability to expand its operations, assumptions and estimates regarding the size and growth of certain market segments, the Company's ability and intent to expand into key international markets, the anticipated outcome of clinical studies, assumptions concerning anticipated product developments and emerging technologies, the future availability of raw materials, the anticipated adequacy of the Company's capital resources to meet the needs of its business, the Company's continued investment in new products and technologies, the ultimate marketability of products currently being developed, the Company's ability to continue to introduce high-margin products and the Company's ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions, on which the forward-looking statements contained herein are based, are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants, bone cements, bone substitute materials, craniomaxillofacial implants and instruments and dental reconstructive implants and associated instrumentation. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 40 locations worldwide. Biomet Orthopedics, Inc. markets its products in the United States, Australia and Canada through independent, commissioned sales representatives; in Austria, Belgium, Chile, the Czech Republic, Denmark, Finland, France, Germany, Greece, Holland, Italy, Mexico, New Zealand, Norway, Poland, Portugal, Puerto Rico, Spain, Sweden, Switzerland and the United Kingdom primarily through direct sales representatives; and in other international markets through independent distributors and specialty medical product dealers. EBI, L.P., a subsidiary of the Company, sells electrical stimulation devices, external fixation devices, spinal products and softgoods primarily through direct factory sales representatives in the United States and the United Kingdom and through specialty medical product dealers in the remainder of its markets. Implant Innovations, Inc. ("3i"), a subsidiary of the Company, sells dental reconstructive implants through direct sales representatives in the United States, Canada, Germany, France, Mexico, Scandinavia, Spain, Switzerland and the United Kingdom, and through specialty medical product dealers in the remainder of its worldwide markets. Biomet and its subsidiaries currently distribute products in more than 100 countries.

On December 16, 1999, the Company and 3i completed a merger transaction. The shareholders of 3i received 7.8 million Common Shares (post-split) of Biomet and the transaction was accounted for as a pooling-of-interests. Accordingly, the Company's financial results have been restated to incorporate the results of 3i's operations.

On January 1, 1998, the Company formed a joint venture with Merck KGaA, Darmstadt, Germany ("Merck KGaA"). The Company and Merck KGaA contributed their European orthopedic and biomaterials operations to a limited partnership named BioMer C.V. BioMer C.V. is the parent of a holding company, Biomet Merck B.V. ("Biomet Merck"), which holds the operating entities of this joint venture. The Company controls the partnership and, accordingly, consolidates its financial statements for financial reporting and reflects Merck KGaA's 50 percent interest as a minority interest. This joint venture has significantly expanded the Company's presence in the European marketplace and provides the Company with exclusive rights to Merck KGaA's current and future biomaterials-based products.

Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

The Company has one reportable segment, musculoskeletal products, which includes the design, manufacture and marketing of four major product groups: reconstructive devices, fixation products, spinal products and other products. Reconstructive devices include total knee, total hip and shoulder systems, as well as dental reconstructive implants, bone cements and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation products include internal and external fixation devices, craniomaxillofacial fixation systems and EBI's electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine and spinal fixation systems. The other product sales category includes softgoods products, arthroscopy products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products such as the Indiana Tome(TM) Carpal Tunnel Release System. The following table shows the net sales and percentages of net sales contributed by each of these product groups for each of the three most recent fiscal years ended May 31, 2000.

                                                  YEARS ENDED MAY 31,
                                                 ---------------------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
                                            -----------------------------
                                  2000                   1999                   1998
                                      PERCENT                PERCENT                PERCENT
                            NET       OF NET       NET       OF NET       NET       OF NET
                           SALES      SALES       SALES      SALES       SALES      SALES
                          --------   --------    --------   --------    --------   --------
Reconstructive  Devices   $580,239         63%   $521,365         63%   $444,228         63%

Fixation Products          180,336         20%    162,825         20%    144,853         21%

Spinal Products             54,119          6%     45,125          5%     35,902          5%

Other Products             105,888         11%     98,587         12%     81,167         11%
                          --------   --------    --------   --------    --------   --------
Total                     $920,582        100%   $827,902        100%   $706,150        100%
                          --------   --------    --------   --------    --------   --------


RECONSTRUCTIVE DEVICES

Reconstructive devices are used to replace joints that have deteriorated as a result of disease (principally arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of one or more manufactured components, and may involve the use of bone cement. The Company's primary reconstructive joints are hips, knees and shoulders, but it also produces other joints. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company's reconstructive devices. Additionally, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth, in addition to hard and soft tissues.

In July 1993, the Company received 510(k) clearance from the United States Food and Drug Administration ("FDA") (see "Government Regulation" section for a general discussion of the regulatory clearance and approval process) for hip, knee and shoulder polyethylene components manufactured according to a patented process and marketed under the trademark, ArCom(R). ArCom(R) polyethylene components are machined from uniform compression molded bar stock manufactured by Biomet, or molded directly from high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize the mechanical and wear properties of the polyethylene-bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

         KNEE SYSTEMS. The Maxim(R) Total Knee System, the Company's largest selling knee system, incorporates primary, posterior stabilized and revision components, and competes in the revision constrained knee market segment, addressing surgical situations where the surgeon is required to replace a knee that has compromised soft tissue and instability.

The Company's AGC(R) Total Knee System, with over 15 years of positive clinical results, is one of the most clinically successful total knee systems in the orthopedic industry. The AGC(R) Total Knee System consists of cobalt chromium alloy femoral and tibial components and polyethylene patella components for patellar resurfacing. AGC(R) knee components are available either with or without a porous titanium alloy surface, which is designed to enhance the attachment of bone cement to the implant surfaces. The Company, with surgeon collaboration, also has developed surgical techniques and supporting implantation instruments for the AGC(R) total knee and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the knee.

The Company's offering of knee systems includes the Repicci II(TM) Unicondylar Knee System, the Company's first minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure, which can often be performed on an outpatient basis, requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss.

The Company's total knee product line includes the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous total knee failure or tumor resection.

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

The T1(TM) Ritter Revision Knee Instruments, released during fiscal year 1999, provide the surgeon with the ability to reference the position of the patella for establishment of the joint line prior to the resection of any bone in revision knee surgery.

The Trac(R) Mobile Bearing Knee System, which has been successfully launched in Europe and has nearly completed the patient-enrollment phase of clinical studies in the United States, is a unique knee system utilized primarily in total knee arthroplasty for younger, more active patients. Its patented rotating platform design allows greater anatomic flexibility of the knee.

         HIP SYSTEMS. All femoral hip prostheses consist of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of sizes and configurations. The Company currently offers twenty total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and ultra-high molecular weight polyethylene-lined acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone cement to the stem; or in a press-fit configuration, allows the component's use without bone cement.

Biomet has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act for many of its porous-coated hip components for cementless use. These clearances are specifically for noncemented applications in skeletally mature patients undergoing hip replacement surgery as a result of noninflammatory degenerative joint diseases including osteoarthritis, avascular necrosis, traumatic arthritis, slipped capital epiphysis, fused hip, fracture of the pelvis and diastrophic variant.

One of Biomet's largest selling reconstructive hip systems is the Mallory-Head(R) Hip Program, which is designed to meet surgeons' needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to allow for proximal loading of the femur to recreate near-normal bone stresses.

The Mallory-Head(R) revision femoral components provide innovative solutions for difficult revision cases. The Mallory-Head(R) Calcar Replacement Prosthesis is offered in both a one-piece and modular geometry, with design features such as a medial keel, circumferential proximal porous coating and various distal stem lengths. Modularity in the calcar revision prosthesis allows for individual customization at the time of surgical intervention. An optional trochanteric bolt provides additional rotational stability and implant fixation. This system provides the surgeon with intraoperative flexibility to independently size the proximal and distal femur with the appropriate implant size and shape, even in cases of severe bone deficiency. This is accomplished by using interchangeable modular subcomponents. In May 1995, the FDA cleared the Mallory-Head(R) Modular Calcar System for cemented use.

The Alliance(R) family of hip systems is designed to address the growing trend among hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance(R) family of hip systems includes the Integral(R), Bi-Metric(R), Answer(R), Hip Fracture(TM), Rx90(R), Osteocap rs(TM), Vision(R) and Progressive(TM) Hip Systems.

During fiscal year 2000, the Company received FDA clearance for the M2a(TM), metal-on-metal hip system. This hip system combines a cobalt chrome head with a cobalt chrome liner to produce a hip system that could potentially demonstrate less wear debris than conventional systems. In laboratory testing, the M2a(TM) System has shown a 100-fold volumetric reduction in wear compared to conventional polyethylene articulation systems. The M2a(TM) System may be utilized on all of Biomet's femoral components. During the first quarter of fiscal year 2001, the Company will begin the patient-enrollment phase of a clinical trial for a ceramic-on-ceramic total hip system. The Biomet(R) tri-polar acetabular cup was cleared during fiscal year 2000 by the FDA for hip surgery where the patient is at high risk for dislocation.

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

The Integrated(TM) Shoulder System offers surgeons a wide variety of reconstructive shoulder products. As part of the Integrated(TM) Shoulder System, the Atlas(R) Modular shoulder prosthesis was introduced during fiscal year 1996 to further assist the surgeon in matching the prosthesis to the individual patient. This device incorporates a modular stem as well as a modular head to reduce the inventory required to support a shoulder procedure. Since its introduction in 1987, the Bio-Modular(R) Total Shoulder System has proven to be clinically effective and versatile, and is the Company's largest selling shoulder system. This system was designed to simplify the shoulder replacement procedure and surpass the durability and clinical outcome requirements of previous designs.

         DENTAL RECONSTRUCTIVE IMPLANTS. 3i develops, manufactures and markets products for oral rehabilitation through the replacement of teeth, in addition to hard and soft tissues. These products include dental reconstructive implants and related instrumentation, regenerative products and materials and bone substitute materials. 3i's flagship product, the Osseotite(R) dental implant system, features a patented micro-porous surface technology, which allows for earlier loading and improved bone integration to the surface of the implant compared to competitive dental implants. The Osseotite(R) System received 510(k) clearance from the FDA in fiscal year 1999 to evaluate loading after eight weeks of healing compared to the traditional twelve to twenty-four weeks associated with conventional dental implants. 3i's Biogran(R) bone graft material is utilized in conjunction with dental implant procedures. This synthetic granular material, which is used to initiate bone growth in areas of defects, transforms into hollow calcium phosphate bone growth chambers. These chambers provide an environment in which osteogenesis (new bone growth) occurs. As the granules resorb, they are replaced by new bone.

The Platelet Concentrate Collection System ("PCCS(TM)"), introduced during fiscal year 2000, is a custom-designed centrifuge system for the rapid preparation of autologous platelet concentrate. The PCCS(TM) centrifuge requires a significantly smaller sample of blood, is compact for office or ambulatory environments, allows for precise control of blood components and is highly effective, averaging 65% recovery of the available platelets while maintaining platelet viability.

The GingiHue(TM) Post, introduced during fiscal year 2000, is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color to approximate the appearance of natural teeth.

         OTHER RECONSTRUCTIVE DEVICES. Biomet's Patient-Matched Implant ("PMI(R)") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet's reconstructive sales by strengthening its relationships with orthopedic surgeons and augmenting its reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI(R) group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system. A patented technology owned by the Company allows the use of Computed Tomography ("CT") data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. Biomet also provides anatomic physical models based on patient CT data. With this imaging and model-making technology, Biomet's PMI(R) group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers to create a PMI(R) design for the actual manufacturing of the custom implant for the patient. Biomet continues to advance the application of imaging technology for the design and production of reconstructive devices for various joints in the body.

The Company is involved in a variety of research projects involving bone cements and delivery systems. Currently, the Company sells bone cements, primarily Palacos(R) Refobacin and Palamed(R) G, principally in Europe. On June 1, 2000, Biomet began selling Palacos(R) Bone Cement in the United States. Additionally, the Company is awaiting FDA approval of the Generation 4(R) Bone Cement System. The system provides acrylic bone cement in a pre-packaged, vacuum-sealed pouch--known as the Vac Pac(TM)--for contained mixing and delivery. This patented system is designed to offer the surgeon ease of use, a lower incidence of waste, consistent cement preparation and reduced exposure to irritating monomer vapors.

The Company is currently developing the Calcigen S(TM) calcium sulfate bone substitute material in the United States. Synthetic bone substitute materials provide an alternative to autograft procedures, which utilize the patient's own bone for bone grafting procedures requiring a second surgical site as well as the pain and morbidity associated with harvesting the patient's own bone. The Company is continuing to develop new biomaterials-based bone substitute materials and new bone cements. New bone cements being developed by the Biomet Merck Joint Venture include the Copal(TM) bone cement and the Palamix(TM) system. Copal(TM) bone cement incorporates a combination of Gentamycin and Clindamycin antibiotics into its formula and is especially effective in revision reconstructive procedures. The Palamix(TM) cement utilizes a pre-packaged bone cement mixing and delivery system for precise application of the cement in reconstructive procedures. The Company also markets the Optivac(R) Bone Cement mixing and delivery system. This system provides a simple and effective means for mixing and delivering bone cement to the surgical site and can be coupled with Palacos(R) Bone Cement.

FIXATION PRODUCTS

Fixation products include electrical stimulation devices that do not address the spine, external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and certain bone substitute materials.


Palacos(R), Palamed(R) and Palamix(R) are registered trademarks of Hereaus Kulzer GmbH.

         ELECTRICAL STIMULATION DEVICES. EBI is the market leader in the electrical stimulation segment of the fixation market. The EBI Bone Healing System(R) is a non-invasive device used in the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. In 1998, the U.S. Food and Drug Administration ("FDA") revised the definition of "nonunions," which are now defined as fractures with no visibly progressive signs of healing. Previously, a nonunion could not be established until nine months had elapsed with no signs of healing. In fiscal year 2000, the Health Care Financing Administration ("HCFA") revised its policy covering electrical stimulation therapy for fractures. Previously, HCFA covered electrical stimulation treatment only after six or more months had elapsed without the fracture showing visible signs of healing. This new policy will allow for reimbursement for electrical stimulation therapy three months after a fracture has occurred. The non-invasive devices sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudoarthrosis.

The EBI Bone Healing System(R) Model 2001 produces low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect bone cells. EBI's non-invasive stimulator has two components: treatment heads and the control unit. The treatment heads contain electrical coils and are connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment heads, which may be placed over a patient's cast, incorporated into the cast or worn over the skin.

EBI introduced the EBI Bone Healing System(R) Model 2001, a newly designed, lighter and more patient-friendly model, during the fourth quarter of fiscal year 1999. The EBI Bone Healing System(R) Model 2001 utilizes household current, or a rechargeable power supply, which allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast, but the coil can be worn over the skin, if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The device can be pre-programmed as to duration of daily treatment according to patient compliance history. The Model 2001 is a small, lightweight and easy-to-use unit, which was designed to encourage patient compliance and enhance clinical success.

EBI also manufactures the FLX(R) Flexible Treatment Coils for use with the EBI Bone Healing System(R) Model 2001. The FLX(R) Flexible Treatment Coils are lightweight and provide a slim profile that enhances patient comfort and compliance during bone healing treatment regimens. Additionally, EBI offers a series of coils to address shoulder, foot, ankle, clavicle and metatarsal site applications and an elliptical coil to be used with external fixation systems.

EBI's Osteogen(TM) Totally Implantable Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture. During fiscal year 2000, EBI launched the Osteogen(TM) Mesh Cathode, which is designed to provide a scaffold for bone growth in bone grafting procedures.

         EXTERNAL FIXATION DEVICES. During fiscal year 1996, EBI launched a proprietary external fixation system, the DynaFix(R) External Fixation System. Market acceptance of the DynaFix(R) System has been positive, and it is currently the leading external fixation system in the United States. The DynaFix(R) System is a patented device for use in complicated trauma situations and in certain limb-lengthening and deformity correction applications.

The DynaFix(R) Hybrid Ring Fixator, introduced during fiscal year 1998, is designed for use in fractures surrounding joints that require small fragment fixation. This product is EBI's introductory development of a ring fixation product for use in close proximity to the joint. During fiscal year 2000, the Access(TM) Pelvic Fixation System and the Dimension(R) Wrist Fixator were added to the DynaFix(R) line.

EBI plans to release several new external fixation products in fiscal year 2001. The WristFix(TM) Distal Radius Wrist Fixator, a sterile-packed, single-use radiolucent fixator designed to address less complicated distal radius fractures, is scheduled to be released in the first quarter of fiscal year 2001. The DynaFix(R) System is scheduled to be expanded by the addition of various new clamps that allow for corrective osteotomies. Also, EBI intends to enter the pin-to-bar fixator market segment with the introduction of the Vision(TM) External Fixation System, a new pin-to-bar radiolucent fixator currently completing clinical validation.

         CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical offers specialty craniomaxillofacial surgical instruments, Hard Tissue Replacement (HTR(TM)) custom craniofacial implants, as well as the Mimix(TM) Bone Substitute Material for use in craniomaxillofacial surgery.

Lorenz Surgical also manufactures and markets resorbable plate and screw systems for craniomaxillofacial surgery in the United States, the European community, the Pacific Rim, Canada, South America and South Africa. The LactoSorb(R) Craniomaxillofacial Fixation System is a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R)

System is comparable in strength to titanium plating systems and is completely resorbed within 9 to 15 months after implantation. Market response for the LactoSorb(R) System has been positive, especially in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws.

On November 19, 1999, Lorenz Surgical received 510(k) clearance from the FDA to market the Mimix(TM) Bone Substitute Material for craniomaxillofacial indications. Mimix(TM) bone substitute is a synthetic tetra-calcium phosphate/tri-calcium phosphate material, which slowly resorbs and is converted into bone. This material is most commonly used for the repair of neurosurgical burr holes, craniotomy cuts and other cranial defects, but also can be utilized in the restoration, or augmentation, of bony contours in a craniofacial skeleton.

During fiscal year 2000, Lorenz Surgical introduced a comprehensive product line incorporating distraction osteogenesis technologies for the face. These titanium devices are designed to be utilized in lengthening procedures for pediatric congenital defects. In addition, the Company introduced the RapidFlap(TM) Cranial Flap Fixation System, a unique system designed to enhance cranial-flap closure and save valuable time in the operating room.

         INTERNAL FIXATION DEVICES. The Company's internal fixation products include devices such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. They are intended as aids to healing and may be removed when healing is completed; they are not intended to replace normal body structures.

The Uniflex(TM) Nailing System, which is the Company's largest selling internal fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex(R) Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Uniflex(TM) Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) Small Bone Locking Nail and the Vector(R) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. The Biomet(R) Retrograde Femoral Nail provides surgeons with an option to repair humeral fractures without violating the rotator cuff. During fiscal year 2000, the Company introduced the Biomet(R) Ankle Arthrodesis Nail, which is a second generation, load-sharing device for ankle fusions that allows the surgeon to provide in-line compression across the arthrodesis site.

The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The Company introduced the Vari-Angle Hip Fixation System (VHS(R)) during fiscal year 1999. This unique compression hip screw allows the hospital to carry less inventory, while providing greater intraoperative selection of the optimum fixation angle. During the first quarter of fiscal year 2001, the Company intends to introduce the VHS(R) Supracondylar Cable Plate, which is designed for internal fixation of distal femoral and subtrochanteric fractures. The BMP(TM) Cable and Cable Plate System are used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to repair existing femoral fractures. System-specific instrumentation for the BMP(TM) Cable System is precise and allows reproducible results. As an addition to the Company's internal fixation products, the Ally(TM) Monofilament System, which offers the surgeon a monofilament wire option for cerclage in fracture repair or revision surgery, was introduced during fiscal year 2000.

         BONE SUBSTITUTE MATERIALS. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications. The Company is engaged in several bone substitute material projects. The first, Endobon(R), is a bovine-derived material with interconnecting porosity available in indication-specific shapes. This material is free of organic components due to the sintering process, which converts it into a non-resorbable ceramic material that is stable long-term after implantation. The Endobon(R) material has regulatory approval in Europe and has been approved for certain dental indications in the United States. The second, Biobon(R), is a totally synthetic calcium phosphate material with a composition similar to the mineral phase of bone. This compound sets by an endothermic reaction at 37 degrees Celsius in moist surroundings to form a solid material which is gradually resorbed and replaced by natural bone. The Biobon(R) compound was recently launched in Europe.

The Company is also developing a resorbable calcium-deficient hydroxyapatite bone substitute material, currently referred to as Biocement D(TM). This material exhibits a slower resorption profile and offers higher strength in comparison to the faster-resorbing Biobon(R) compound. In addition, the Company is developing a series of calcium-based bone substitute materials, more specifically calcium sulfate and calcium sodium phosphate. These materials offer different physical and resorption properties to accommodate a variety of indications. The Company is conducting pre-clinical studies in Europe and the United States to evaluate these materials in both paste and granular forms.

SPINAL PRODUCTS

Spinal products include electrical stimulation devices for spinal applications and spinal fixation systems.



VHS(R) is a registered trademark of Implant Distribution Network, Ltd.

         SPINAL FUSION STIMULATION SYSTEM. Implantable, direct current electrical stimulation devices provide an adjunct to surgical intervention in the treatment of spinal fusions. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. The SpF(R)-T Implantable Spinal Fusion Stimulator incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF(R)-T stimulator provides easier surgical implantation and explantation while increasing patient comfort. EBI's SpF(R)-XL stimulator is designed to address multilevel fusions of three to five levels. The XL model has longer leads and delivers 40 micro amps of output. In fiscal year 1996, the XL line was expanded to include the SpF(R)-XLII Spinal Fusion Stimulator, which provides the same benefits as the XL model, in a two-lead configuration. The implantable devices each consist of a generator that provides a constant direct current to a titanium cathode placed where bone growth is required. During fiscal year 1998, EBI introduced the SpF(R)-XLIIB Spinal Fusion Stimulator, a miniature version of the SpF(R)-XLII stimulator. During fiscal year 2000, EBI launched the SpF(R) Mesh Cathode, which is designed to increase the contact area between the bone graft site and the host bone. EBI intends to expand the line of SpF(R) Spinal Fusion products in fiscal year 2001.

         SPINAL FIXATION SYSTEMS. During fiscal year 1998, EBI introduced the SpineLink(TM) Spinal Fixation System, which addresses many of the inherent drawbacks of traditional rod and plate systems. With the SpineLink(TM) System, each spine segment is addressed individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink(TM) System optimizes accessibility to the bone graft site while increasing the volume of graft that can be used in spinal fusion surgery. During fiscal year 1998, EBI received 510(k) clearance from the FDA to market the SpineLink(TM) Cervical Fixation System addressing the cervical region of the spine. This system was released during fiscal year 2000.

Full release of the Omega 21(TM) Spinal Fixation System in the United States was achieved during fiscal year 2000. This system augments EBI's domestic spinal fixation product line by offering its customers a traditional rod and screw system. EBI intends to continue to expand its spinal fixation system offerings by introducing the SpineLink(TM) Anterior Cervical Fixation System during fiscal year 2001.

Certain of the Company's foreign subsidiaries distribute spinal fixation products manufactured by other companies.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including orthopedic support devices (also referred to as softgoods), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products, such as the Indiana Tome(TM) Carpal Tunnel Release System. EBI manufactures and distributes an extensive line of orthopedic support products under the EBI(R) Sports Medicine tradename. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary.

The Indiana Tome(TM) Carpal Tunnel Release System is an innovation in carpal tunnel surgery. This patented system combines aspects of both the minimally invasive endoscopic approach and the traditional open procedure. Biomet's offering of hand products was expanded during fiscal year 1999 with the introduction of the Trigger Finger Release Knife. This advancement enables the procedure to be performed under local anesthesia through a 2mm incision.

         ORTHOPEDIC SUPPORT DEVICES. EBI distributes a line of orthopedic support devices under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods are assisted by the Support-on-Site (S.O.S.(TM)) stock and bill program, which efficiently handles the details of softgoods delivery for the healthcare provider.

         ARTHROSCOPY PRODUCTS. Arthroscopy is a less-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the WasherLoc(TM) Tibial Graft Fixation Device, the PowerPump(R) 800 Endoscopic Visualization System and accompanying cassettes, the Harpoon(R) Soft Tissue Anchor System, the Bone Mulch(TM) Screw, manual instruments, the IES(R) 1000 System and LactoSorb(R) resorbable arthroscopic fixation products. The IES(R) 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump(R) 800 System provides surgeons with the ability to independently control flow and pressure and to use the pump in conjunction with other arthroscopy shaver systems.

During fiscal year 2000, Arthrotek launched a broad array of LactoSorb(R) resorbable arthroscopy products including the following products: the Bio-Phase II(TM) Suture Anchor, Gentle Threads(TM) Interference Screw, Meniscus Staple, Pop Rivet, and Rotator

Cuff Buttress (RCB(TM)). The Bio-Phase II(TM) Suture Anchor is available in two sizes to address various indications. The Gentle Threads(TM) Interference Screw offers a blunt thread design to prevent graft damage while being placed in the femoral and tibial tunnels during anterior cruciate ligament reconstruction. The Meniscus Staple provides fixation for meniscal tears in knee repair procedures. The Pop Rivet provides fixation in soft tissue reattachment to bone and is used primarily in shoulder repair procedures and provides an advantage over sutures by eliminating knot tying. The Rotator Cuff Buttress is used to maintain the stability of rotator cuff repair in surgeries where a tunnel technique is used.

During fiscal year 2001, Arthrotek plans to introduce additional products in the line of LactoSorb(R) resorbable arthroscopic fixation products to address shoulder and knee soft tissue repair indications.

         OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters, glove liners and drapes. The Redi-Vacette(R) Closed Wound Suction System provides post-operative wound suction drainage following orthopedic and nonorthopedic surgical procedures. The Redi-Flow(R) Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation and saves operating room time by reducing suction clogs during surgical procedures. The Redi-Drape(R) protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

         CASTING MATERIALS. EBI introduced the SynthoCast(R) HP high performance casting tape during fiscal year 1998. This casting material is lighter, stronger and more comfortable than conventional plaster products. The SynthoCast(R) tape offers pre-cut splints on a roll, which saves time, controls waste and improves convenience for the patient and physician. During fiscal year 2000, EBI introduced an improved version of the SynthoCast(R) HP casting tape, which is uniquely designed to provide improved conformability and faster setting capabilities.

PRODUCT DEVELOPMENT

For the years ended May 31, 2000, 1999 and 1998, the Company expended approximately $40,208,000, $38,723,000 and $39,731,000, respectively, on research and development. As more fully described in Note C of the Notes to Consolidated Financial Statements, the research and development expense for fiscal year 1998 includes a one-time $9.8 million charge for acquired in-process research and development. It is expected that on-going research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision products, arthroscopy products, resorbable technology, biomaterials products and gene therapy technologies in the musculoskeletal products field. The Company's primary research and development facilities are located in Warsaw, Indiana; Parsippany, New Jersey; and Darmstadt, Germany.

The Company's research and development efforts contributed to the introduction in fiscal year 2000 of numerous new products, including the following products:
SpineLink(TM) Cervical System, Opti-rom(TM) Elbow Fixator, Access(TM) Pelvic Fixator, SpF(R) Mesh Cathode System, OsteoGen(TM) Mesh Cathode System, Vision(TM) External Fixation System, Dimension(TM) Wrist Fixator, M2a(TM) Metal-on-Metal Hip Articulation System, Mallory-Head(R) Primary Porous Lateralized Hip Stem, VHS(R) Supracondylar Cable Plate, Biomet(R) tri-polar acetabular cup, Biomet Security(TM) Clip, the Platelet Concentrate Collection System, the GingiHue(TM) Post, Mimix(TM) Bone Substitute Material, RapidFlap(TM) Cranial Flap Fixation System, the Bio-Phase II(TM) Suture Anchor, Gentle Threads
(TM) Interference Screw, Meniscus Staple, Pop Rivet, Rotator Cuff Buttress (RCB
(TM)) and RC Needle Kit.

During fiscal year 2001, the Company intends to release many new products, including the following products: the WristFix(TM) Distal Radius Wrist Fixator, the Zireal(TM) zirconia and titanium post, Copal(TM) bone cement, Palamix(TM) bone cement, improvements to Biobon(R) bone substitute material and the ScandiMed(R) Scan Pulse Lavage System.

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

During the fourth quarter of fiscal year 1999, the Company formed an alliance with Selective Genetics, Inc. ("Selective Genetics") to develop gene therapy products for the musculoskeletal products market. Selective Genetics specializes in tissue repair and regeneration by utilizing technologies for local gene transfer in any type of wound repair environment. This alliance will provide the Company with an exclusive, worldwide license covering the application of Selective Genetics' Gene Activated Matrix (GAM(TM)) for musculoskeletal repair indications; such as spinal fusion, fracture repair, bone void filling, tendon repair and ligament repair. Efforts are currently concentrated on the completion of preclinical studies to support a clinical trial for a product addressing acute tibial fractures. The Company also made a minority equity investment in Selective Genetics, as more fully described in Note C of the Notes to Consolidated Financial Statements.


GAM(TM) is a trademark of Selective Genetics, Inc.

GOVERNMENT REGULATION

The development, testing, marketing and manufacturing of medical devices -- such as arthroscopy, reconstructive, electrical stimulation, spinal and internal fixation devices, bone cements and bone substitute materials -- are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations generally applicable to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. All of Biomet's manufacturing and assembly subsidiaries are registered with the FDA.

In addition, the sale and marketing of medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices require FDA premarket approval before they may be distributed other than in clinical trials.

The Company's reconstructive and fixation products are regulated as Class I, Class II or Class III medical devices. The Company's spinal fixation systems and bone cement are regulated as Class II medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a Class II device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III medical devices, in order to conduct clinical trials the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations, and grants approval for a clinical investigation, or human study, to generate clinical data to prove the safety and efficacy of a device. When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a premarket approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in fileable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process, which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows certain patient groups for two or more years, making periodic reports to the FDA.

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

The Company is well-positioned to face the changing international regulatory environment. The ISO 9000 series of standards is an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol which indicates that the product adheres to European Medical Device Regulations. ISO 9000 certification is a requirement for obtaining the CE mark on most of the Company's products. The Company's facilities in Warsaw, Indiana; Indianapolis, Indiana; Fair Lawn, New Jersey; Parsippany, New Jersey; Jacksonville, Florida; Palm Beach Gardens, Florida; Guaynabo, Puerto Rico; and Ontario and Redding, California, in the United States, as well as the facilities in Germany, Spain, France and the United Kingdom, are authorized to place the CE mark on their products.

SALES AND MARKETING

Reconstructive devices marketed by Biomet Orthopedics, Inc. are distributed in the United States by a salesforce of over 400 persons, encompassing approximately 90 independent commissioned sales representatives ("distributors") and over 300 sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. A few of these distributors have formal contractual arrangements which limit the Company's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination.

EBI products are distributed in the United States through EBI's wholly-owned subsidiary, EBI, L.P., an Indiana limited partnership with offices in Parsippany, New Jersey. EBI, L.P. maintains a predominately direct salesforce of approximately 315 people in assigned territories throughout the United States. EBI products are also distributed through a growing distribution network in Central and South America, Canada, Asia and Europe.

3i distributes its products through a direct sales force consisting of approximately 100 salespersons in assigned territories in the United States, Canada, France, Germany, Mexico, Scandinavia, Spain, Switzerland and the United Kingdom. Throughout the rest of the world, 3i products are sold through a network of dedicated independent distributors.

Arthrotek products are distributed in the United States primarily through approximately 60 independent, commissioned sales representatives. Historically, Arthrotek products have been distributed primarily by the same salesforce that represents Biomet's reconstructive products. However, Arthrotek has begun to differentiate its salesforce from the salesforce of Biomet Orthopedics. Currently, approximately 15% of its sales representatives do not also represent Biomet reconstructive products. Internationally, Arthrotek products are marketed through a network of distributors and sales representatives.

Lorenz Surgical products are distributed in the United States through approximately 85 independent, commissioned sales representatives and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas. Additionally, Lorenz Surgical supplies a full line of hand-held orthopedic surgical instruments for sale through the Biomet distribution network. Lorenz Surgical products are marketed internationally through a growing network of distributors and sales representatives and through direct operations in Australia and Germany.

Internationally, the Company's customers are the hospitals, surgeons, other physicians and healthcare providers who employ its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers, as well as the Company's ability to design and manufacture products that meet the physicians' technical requirements at a competitive price.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons.

The Company's products are marketed through independent, commissioned sales representatives in Australia and Canada; primarily through direct sales representatives in Chile, Mexico, New Zealand, Puerto Rico, and throughout Europe; and through independent sales representatives and specialty medical product dealers in other international markets. The Company's products are distributed in approximately 100 countries worldwide.

For the fiscal years ended May 31, 2000, 1999 and 1998, the Company's foreign sales were approximately $311,289,000, $279,392,000 and $209,931,000, respectively, or 34%, 34% and 30% of net sales, respectively. Additional data concerning net sales to customers, operating income and long-lived assets by geographic areas are set forth in Note K of the Notes to Consolidated Financial Statements included in Item 8 of this Report and incorporated herein by reference.

The Company consigns inventory to its United States distributors and direct salespersons for their use in marketing its products and in filling customer orders. The Company also consigns inventory to customers throughout Europe and in Australia, Mexico, New Zealand, Puerto Rico and the United States. As of May 31, 2000, inventory of approximately $81,382,000 was consigned to these distributors, salespersons and customers.

Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Prospective Payment Assessment Commission acts for Congress in evaluating, redefining and adjusting DRGs to encompass technology changes and efficiencies experienced by hospitals. Biomet products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures-Lower Extremities) DRG 210 (Hip and Femur Procedures) and DRG 491 (Major Joint and Limb Reattachment Procedures-Upper Extremities). To date, the 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business. However, the future impact of these amendments can not be estimated at the present time.

COMPETITION

The business of the Company is highly competitive. Major companies in this industry include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Howmedica Osteonics, Inc.; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Sulzer Orthopedics, Inc., a division of Sulzer Medica; and Smith & Nephew, Inc. Management believes these five companies, together with Biomet, have the predominant share of the orthopedic implant market. Competition within the orthopedic implant industry is primarily based on service and product design; although price competition has become increasingly important in recent years as providers have become more concerned with health care costs. At the present time, price is an important factor in the sale of generic internal fixation devices, orthopedic support devices and operating room supplies. Biomet's prices are at approximately the same or slightly lower levels as those of its major competitors. In previous years, the Company has experienced pricing pressure for its products. However, the Company believes that the pricing environment is stabilizing and we foresee an environment that will once again focus on quality of care. In fact, the average selling prices of the Company's products have increased 2-3% over the past two fiscal years. The Company believes its future success will depend upon its service and responsiveness to distributors and orthopedic specialists, and upon its ability to design and market innovative products which meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of: Medtronic/Sofamor Danek Group, Inc.; AcroMed Corporation, a subsidiary of Johnson & Johnson; Synthes, Inc.; Surgical Dynamics, Inc., a subsidiary of Tyco International, Ltd.; and SpineTech, a subsidiary of Sulzer Medica.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitors in the external fixation market are: Smith & Nephew Inc.; Stryker Howmedica Osteonics, Inc. and Orthofix, Inc., a subsidiary of Orthofix International N.V. (see Item 3. -- Legal Proceedings). The Company's internal fixation product lines compete with those of: ACE Orthopedics, a division of Johnson & Johnson; Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company; Smith & Nephew Inc.; and Synthes USA.

3i products compete in the areas of dental reconstructive implants and related products. Its competitors in the dental implant market include Nobel Biocare AB and Straumann AG.

EBI is the market leader in the bone growth stimulation market. EBI's electrical stimulation products can be separated into three distinct product areas: implantable devices indicated for spinal fusion applications, invasive bone growth stimulation products and non-invasive bone growth stimulation products. The spinal fusion stimulation systems and the invasive bone growth stimulation products are used as an adjunct to conventional surgical procedures to enhance the success rates of these procedures. EBI's non-invasive bone growth stimulation products are utilized in long-bone recalcitrant fractures as an alternative to surgical procedures. Other companies offering products in the electrical stimulation market include: Orthofix, Inc., a subsidiary of Orthofix International N.V.; Biolectron, Inc.; OrthoLogic Corp.; and Exogen, Inc., a subsidiary of Smith & Nephew, Inc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require patient compliance.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation and specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include: Synthes USA; Stryker-Leibinger, a subsidiary of Stryker Corp.; Bionx Implants, Inc.; Aesculap AG & Co.; ACE Surgical Supply Company, Inc.; MacroPore, Inc.; KLS-Martin, L.P.; and Hu-Friedy Dental.

Arthrotek products compete in the areas of power instruments, visualization products, procedure-specific implants and instruments and manual instruments. Competitors include Linvatec Corp., a subsidiary of CONMED Corporation; Stryker Corporation; Smith & Nephew Endoscopy, a division of Smith & Nephew, Inc.; Arthrex, Inc.; Olympus; Mitek, a division of Johnson & Johnson; Richard Wolf; and Karl Storz.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of Biomet products are principally nonferrous metallic alloys, stainless steel, polyethylene powder and fabrics. None of Biomet's raw material requirements are limited to any material extent by critical supply or single origins. However, suppliers of polyethylene powder have become increasingly concerned due to perceived product liability exposures in the medical device industry. Nonetheless, based upon Biomet's present relationship with such suppliers, a material shortage of polyethylene powder is not anticipated in the foreseeable future. Also, the demand for certain raw materials used by Biomet, such as cobalt alloy and titanium, is somewhat cyclical in nature. The primary buyers of these metallic alloys are not medical device manufacturers. If demands of the industries that are the primary purchasers of metallic alloys should increase dramatically, Biomet could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, Biomet does not anticipate a material shortage in the foreseeable future. Further, Biomet believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. EBI purchases all components of its electrical stimulators from approximately 250 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled. 3i purchases all materials to produce its products from approximately 82 suppliers, approximately 21 of whom are the single source of supply for the particular product. 3i believes that, in the event of a shortage, there are alternative sources of supply for all products and maintains an inventory of materials sufficient to meet any short-term shortages of supply. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

As of May 31, 2000, the Company's domestic operations (including Puerto Rico) employed approximately 2,660 persons, of whom approximately 1,610 are engaged in production and approximately 1,050 in research and development, sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employ approximately 1,310 persons, of whom approximately 630 are engaged in production and approximately 680 in research and development, sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

PATENTS AND TRADEMARKS

Patents and other forms of intellectual property are taking on increased importance in the musculoskeletal industry. Accordingly, management has placed greater significance on patents and is taking steps to increase its acquisition and protection of intellectual property rights. In addition, management is actively enforcing its intellectual property rights consistent with strategic objectives.

BIOMET, EBI, W'. LORENZ, AOA, 3i and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets.


Unless otherwise noted in this Report, all trademarks are owned by Biomet, Inc. or one of its affiliates.

ITEM 2. PROPERTIES.

The Company has the following properties:

                                                                                                   SQUARE            OWNED/
FACILITY                                                               LOCATION                     FEET             LEASED
--------                                                               --------                    -------           ------
Manufacturing and research and development facility               Warsaw, Indiana                  340,000           Owned
of Biomet Manufacturing Corp.; distribution center and
offices of Biomet Orthopedics, Inc.; and executive
offices of Biomet, Inc.

Administrative, manufacturing and distribution facility           (1) Parsippany, New Jersey*       63,000           Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.  (2) Parsippany, New Jersey       164,000           Owned

Manufacturing facilities of EBI, L.P.                             (1) Parsippany, New Jersey        45,000           Owned
                                                                  (2) Marlow, Oklahoma              30,000           Owned

Administrative, manufacturing and distribution facility           Jacksonville, Florida             82,500           Owned
of Lorenz Surgical

Office, manufacturing and distribution facility                   Palm Beach Gardens, FL            67,000           Leased
of Implant Innovations, Inc.

Office and manufacturing facilities                               (1) Ontario, California           35,400           Owned
of Arthrotek                                                      (2) Redding, California           14,400           Leased

Manufacturing facility of Biomet Fair Lawn L.P.                   Fair Lawn, New Jersey             40,000           Owned

Office and manufacturing facility of Electro-Biology, Inc.        Guaynabo, Puerto Rico             34,700           Owned

Office, manufacturing and warehouse facility                      Indianapolis, Indiana             16,000           Leased
of Catheter Research, Inc.

Office and warehouse facility of Biomet Argentina, S.A.           Buenos Aires, Argentina            2,600           Leased

Office and warehouse facility of Biomet                           North Ryde, New South             15,400           Owned
Australia Pty. Ltd.                                               Wales, Australia

Office and warehouse facility of Biomet Merck Austria GmbH        Thalgau, Austria                  10,500           Leased

Office and warehouse facility of Biomet Merck Belgium BVBA        Wilrijk, Belgium                  11,200           Owned

Office and warehouse facility                                     Montreal, Canada                   1,700           Leased
of Implant Innovations Canada, Inc.

Office and warehouse facility of Biomet Canada, Inc.              Oakville, Ontario, Canada          3,600           Leased

Office and warehouse facility of Biomet Chile, S.A.               Santiago, Chile                    4,700           Leased

Office and warehouse facility of Biomet Merck CZ, s.r.o.          Prague, Czech Republic             2,300           Leased

Office and warehouse facility                                     Copenhagen, Denmark                2,000           Leased
of Implant Innovations Europe ApS

Office and research and development facility                      Farum, Denmark                       900           Leased
of Polymers Reconstructive A/S

                                                                                                   SQUARE            OWNED/
FACILITY                                                               LOCATION                     FEET             LEASED
--------                                                               --------                    -------           ------
Office and warehouse facility of Biomet A/S                       Horsens, Denmark                   6,500           Leased

Office and warehouse facility of Implant Innovations U.K., Ltd.   Berkshire, England                 2,300           Leased

Office and warehouse facility of Biomet Merck Finland Oy          Helsinki, Finland                  3,200           Leased

Office and warehouse facilities of Biomet Merck France Sarl       (1) Chauteaurenard, France*       31,800           Owned
                                                                  (2) Annecy-le-Vieux, France        1,100           Leased

Office and warehouse facility                                     Paris, France                      2,600           Leased
of Implant Innovations France S.A.

Office, manufacturing and warehouse facility                      Valence, France                   86,100           Owned
of Biomet Merck France Sarl

Office, manufacturing and warehouse facilities                    (1) Berlin, Germany               49,900           Owned
of Biomet Merck Deutschland GmbH                                  (2) Berlin, Germany               16,900           Owned

Office and research and development facility                      Darmstadt, Germany                29,200           Leased
of Merck Biomaterial GmbH

Office and warehouse facility                                     Karlsruhe, Germany                 8,600           Leased
of Implant Innovations Deutschland GmbH

Office and warehouse facility of Biomet Merck Hellas              Athens, Greece                     4,100           Owned

Office and warehouse facility of Biomet Merck S.r.l.              Milan, Italy                      10,800           Owned

Office and warehouse facility of Biomet Mexico S.A. de C.V.       Mexico City, Mexico                4,100           Leased

Office and warehouse facility                                     Mexico City, Mexico                2,200           Leased
of Implant Innovations de Mexico S.A. de C.V.

Office and warehouse facility of Ortomed BV and Biomet Merck      Zwijndrecht, The Netherlands      38,400           Owned

Office and warehouse facility of Biomet Orthopedic Ltd.           Auckland, New Zealand             10,900           Leased

Office and warehouse facility of Biomet Merck (Norge) A.S.        Eiksmarka, Norway                  2,200           Leased

Office and warehouse facility of Biomet Merck Polska Ltd.         Warsaw, Poland                     3,300           Leased

Office and warehouse facility of MULTIRADIX,                      Lisbon, Portugal                   9,100           Leased
Materiais Hospitalares e Ortopedicos Unipessoal, Lda.

Office facility of Biomet Orthopedics Puerto Rico, Inc.           Hato Rev, Puerto Rico              2,200           Leased

Office and warehouse facility                                     Barcelona, Spain                   2,800           Leased
of Implant Innovations Iberica, SL

Office and manufacturing facility of IQL                          Valencia, Spain                   69,600           Owned

Office facility of IQL                                            Madrid, Spain                      4,500           Owned

                                                                                                   SQUARE            OWNED/
FACILITY                                                               LOCATION                     FEET             LEASED
--------                                                               --------                    -------           ------
Office, manufacturing and warehouse facility of ScandiMed AB      Sjobo, Sweden                     24,200           Owned

Office and warehouse facilities                                   (1) Altdorf, Switzerland           3,200           Leased
of Biomet Merck GmbH                                              (2) Oberengstringen, Switzerland   1,400           Leased

Office and warehouse facility                                     Zurich, Switzerland                1,300           Leased
of Implant Innovations Switzerland GmbH

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

ITEM 3. LEGAL PROCEEDINGS.

In January 1996, a jury returned a verdict in a patent infringement matter in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on the state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo has appealed the District Court's final judgment with the Federal Circuit and the Federal Circuit heard oral arguments on July 7, 2000. Management expects a decision from the Federal Circuit within the next several months and believes the Company should continue to prevail in this case.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company in an action brought by Orthofix SRL ("Orthofix") against the Company and certain of its wholly-owned subsidiaries. The litigation related to events surrounding the expiration of a distribution agreement under which the Company distributed Orthofix's external fixation devices in the United States. The final judgment of $55 million, including estimated interest of $5.1 million, was accrued at May 31, 1999 (see Notes A and L of Notes to the Consolidated Financial Statements) and that amount plus $9 million related to the final determination of interest was paid during the fiscal year ended May 31, 2000.

In October, 1997 the Company received a subpoena from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), and the United States Attorney's Office for the Eastern District of Pennsylvania ("USAO") in conjunction with an investigation of its financial relationship with a physician group under the Medicare laws. The Company received a subsequent subpoena in the same investigation in April 2000. The subpoenas seek the production of documents referring or relating to any of Pennsylvania Hospital and Thomas Jefferson Hospital, two of the Company's major hospital customers in Philadelphia; a physician group practicing under the name Orthopaedic Reconstructive Associates; and The Rothman Institute. The Company also is aware that its distributor servicing the hospitals has received a similar subpoena. The Company does not itself submit claims to or receive reimbursements from Medicare, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. The Company has not been advised of the precise subject matter of the USAO and HHS/OIG investigation, but it has long-standing research, product development, physician training, clinical follow-up and data collection relationships with The Rothman Institute. The Company is fully cooperating with USAO and HHS/OIG in this matter, and is unable to predict what action, if any, might be taken in the future by the USAO and/or HHS/OIG as a result of this investigation or what impact, if any, the outcome of this matter might have on its financial position or business operations.

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


                                                                         Served as Executive   Current Position(s)
Name, Age and Business Experience                                          Officer Since         with the Company
---------------------------------                                        -------------------   -------------------
DANE A. MILLER, PH.D., 54
President and Chief Executive Officer of the                                    1977           President and Chief
Company. Director of the Company since 1977.                                                   Executive Officer and
                                                                                               Director of the Company.

NILES L. NOBLITT, 49
Chairman of the Board of the Company.                                           1978           Chairman of the Board
Director of the Company since 1977.                                                            and Director of the Company.

CHARLES E. NIEMIER, 44
Senior Vice President - International Operations of                             1984           Senior Vice President--
the Company. Director of the Company since 1987.                                               International Operations
                                                                                               and Director of the Company.

GARRY L. ENGLAND, 46
Senior Vice President - Warsaw Operations of the Company.                       1987           Senior Vice President--
                                                                                               Warsaw Operations of the
                                                                                               Company.
DANIEL P. HANN, 45
Senior Vice President, General Counsel, and Secretary of the Company            1989           Senior Vice President and
since June 1999; prior thereto, Vice President, General Counsel, and                           General Counsel, Secretary
Secretary of the Company. Director of the Company since 1989.                                  and Director of the Company.

JOEL P. PRATT, 46
Senior Vice President of the Company since June 1999 and President              1990           Senior Vice President
of Arthrotek, Inc. since June 1996; Vice President of the Company from                         of the Company and President
June 1996 to June 1999; prior thereto, Vice President of the Company                           of Arthrotek, Inc.
and General Manager of Biomet Medical Products.

GREGORY D. HARTMAN, 43
Senior Vice President - Finance and Chief Financial Officer of the Company      1991           Senior Vice President--
since June 1999; prior thereto, Vice President - Finance and Chief                             Finance and Chief Financial
Financial Officer of the Company.                                                              Officer of the Company.

JAMES W. HALLER, 43
Controller of the Company.                                                      1991           Controller of the Company.

JERRY L. FERGUSON, 59
Vice Chairman of the Board of the Company since December 1997;                  1994           Vice Chairman of the Board
prior thereto, Senior Vice President of the Company.                                           and Director of the Company.

JAMES R. PASTENA, 49
Vice President of the Company since September 1998 and President                1998           Vice President of the Company
of Electro-Biology, Inc.                                                                       and President of Electro-
                                                                                               Biology, Inc.

KENT E. WILLIAMS, 42
Vice President of the Company since September 1998 and President                1998           Vice President of the Company
of Walter Lorenz Surgical, Inc.                                                                and President of Walter Lorenz
                                                                                               Surgical, Inc.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31, 2000. The approximate number of shareholders of record as of July 7, 2000 was 7,053. All information provided has been adjusted to reflect the 3-for-2 split of the Company's Common Shares declared July 6, 2000.

                                               High                  Low
                                               ----                  ---
2000
         Fourth                              $26 5/16              $18 1/16
         Third                                29 11/16              19 7/8
         Second                               25 3/16               16 7/16
         First                                29 1/16               23 1/4

1999
         Fourth                               30 1/2                23 3/8
         Third                                26 15/16              21 9/16
         Second                               25 11/16              17 5/16
         First                                22 13/16              18 11/16

1998
         Fourth                               22 5/16               18 3/16
         Third                                20 7/16               15 1/2
         Second                               17 1/16               13 1/2
         First                                15                    11 1/2


The Company paid cash dividends of $.09, $.08 and $.07 per share on August 6, 1999, August 7, 1998 and August 8, 1997, respectively.

On July 6, 2000, the Company announced a cash dividend of $.11, payable July 17, 2000, to shareholders of record at the close of business on July 10, 2000.

ITEM 6. SELECTED FINANCIAL DATA


INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except per share amounts)

                                                                         2000         1999         1998         1997         1996
                                                                   ----------   ----------   ----------   ----------   ----------
Net sales ......................................................   $  920,582   $  827,902   $  706,150   $  623,730   $  568,881
Cost of sales ..................................................      278,382      259,429      224,301      201,200      186,500
                                                                   ----------   ----------   ----------   ----------   ----------
    Gross profit ...............................................      642,200      568,473      481,849      422,530      382,381

Selling, general and administrative expenses ...................      326,618      295,401      256,509      230,240      215,029
Research and development expense ...............................       40,208       38,723       39,731       26,279       26,326
Special charges ................................................       11,700       48,447           --           --           --
                                                                   ----------   ----------   ----------   ----------   ----------
    Operating income ...........................................      263,674      185,902      185,609      166,011      141,026

Other income, net ..............................................       17,018       13,899       23,452        8,796       12,038
                                                                   ----------   ----------   ----------   ----------   ----------
    Income before income taxes and minority interest ...........      280,692      199,801      209,061      174,807      153,064

Provision for income taxes .....................................       99,738       67,317       81,058       64,842       56,213
                                                                   ----------   ----------   ----------   ----------   ----------
    Income before minority interest ............................      180,954      132,484      128,003      109,965       96,851
Minority interest ..............................................        7,183        7,458          144           --           --
                                                                   ----------   ----------   ----------   ----------   ----------
    Net income .................................................   $  173,771   $  125,026   $  127,859   $  109,965   $   96,851
                                                                   ----------   ----------   ----------   ----------   ----------
Earnings per share:
    Basic ......................................................   $      .99   $      .72   $      .74   $      .62   $      .54
    Diluted ....................................................          .98          .71          .73          .61          .53
                                                                   ----------   ----------   ----------   ----------   ----------

Shares used in the computation of earnings per share:
    Basic ......................................................      176,196      174,441      173,553      176,625      179,169
    Diluted ....................................................      178,161      177,210      176,420      179,009      182,208
                                                                   ----------   ----------   ----------   ----------   ----------
Cash dividends paid per common share ...........................   $      .09   $      .08   $      .07   $      .06   $       --

BALANCE SHEET DATA
At May 31,
(in thousands)

                                                                         2000         1999         1998         1997       1996
                                                                   ----------   ----------     --------     --------   --------
Working capital ................................................   $  608,185   $  497,010     $483,025     $400,259   $408,601
Total assets ...................................................    1,218,448    1,110,940      879,382      650,230    613,870
Long-term obligations, including redeemable preferred stock ....           --        8,074        7,330        6,935      6,218
Shareholders' equity ...........................................      943,323      795,849      678,311      560,984    538,866

o All share and per share data have been adjusted to give retroactive effect to the three-for-two stock split declared on July 6, 2000.

o The above amounts have been restated to reflect the merger of 3i on December 16, 1999 which has been accounted for as a pooling-of-interests.

o Amounts after January 1, 1998 include the impact of Biomet Merck. Other acquisitions during the five year period individually and in the aggregate have not been material to the Company's operating results or financial position.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All financial information of prior periods has been restated to reflect the merger of 3i on December 16, 1999 which has been accounted for as a pooling-of-interests.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.


                                                                                                 Percentage
                                                             Percentage of Net Sales          Increase (Decrease)
                                                            -------------------------     ---------------------------
                                                                                              2000          1999
                                                            2000       1999       1998      vs. 1999      vs. 1998
                                                            -----      -----      -----    ----------   ------------
Net sales .............................................     100.0%     100.0%     100.0%        11%        17%
Cost of sales .........................................      30.2       31.3       31.8          7         16
                                                            -----      -----      -----
Gross profit ..........................................      69.8       68.7       68.2         13         18
Selling, general and administrative expenses ..........      35.5       35.7       36.3         11         15
Research and development expense ......................       4.4        4.7        5.6          4         (3)
Special charges .......................................       1.3        5.9         --        n/m        n/m
                                                            -----      -----      -----
Operating income ......................................      28.6       22.4       26.3         42         --
Other income, net .....................................       1.9        1.7        3.3         22        (41)
                                                            -----      -----      -----
Income before income taxes and minority interest ......      30.5       24.1       29.6         40         (4)
Provision for income taxes ............................      10.8        8.1       11.5         48        (17)
                                                            -----      -----      -----
Income before minority interest .......................      19.7       16.0       18.1         37          4
Minority interest .....................................       0.8        0.9         --         (4)       n/m
                                                            -----      -----      -----
Net income ............................................      18.9%      15.1%      18.1%        39%        (2)%
                                                            -----      -----      -----

n/m - Not Meaningful


FISCAL 2000 COMPARED TO FISCAL 1999*

On December 16, 1999, Implant Innovations International Corporation ("3i") was merged into a subsidiary of the Company through a stock-for-stock exchange in which 7.8 million Common Shares were issued for all of the issued and outstanding shares of 3i. The merger has been accounted for as a pooling-of-interests, and the discussion and analysis that follows reflects the combined results of operations, cash flows and financial condition of the merged operations.

Net Sales -- Net sales increased 11% in 2000 to $920,582,000 from $827,902,000 in 1999. Excluding the effect of foreign currency translation adjustments, net sales increased 13%. The increase in net sales reflects the increased demand for the Company's products, most notably reconstructive devices (including 3i's dental reconstructive implants), spinal implants, internal fixation and bone healing devices, softgoods and arthroscopy products. The Company's United States sales increased 11% to $609,293,000 from $548,510,000 in 1999. The products experiencing strong U.S. growth are Biomet's knee products, including reconstructive revision systems, 3i's dental reconstructive implant products, EBI's Bone Healing System(R) Model 2001, SpineLink(TM) Spinal Fixation System and Omega 21(TM) Spinal Fixation System, Arthrotek's arthroscopy products and AOA(R) softgoods. Foreign sales in local currencies increased by 17%, but due to the currency exchange rates, the Company reported an 11% increase to $311,289,000 from $279,392,000 in 1999. Increases in foreign sales of reconstructive devices, including 3i's dental reconstructive implant products, EBI's external fixation products and Lorenz Surgical's craniomaxillofacial products contributed to this increase. The Company's worldwide reconstructive device sales increased 11% during 2000 to $580,239,000 from $521,365,000 in 1999. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci II(TM) Unicondylar Knee, the Ascent(TM) Total Knee System and 3i's penetration into the dental reconstructive implant market. Fixation sales increased 11% from $162,825,000 in 1999 to $180,336,000 during the current year. EBI's Bone Healing System(R) Model 2001 is largely responsible for the increase in fixation product sales. Spinal product sales increased 20% to $54,119,000 in 2000 from $45,125,000 during 1999. The launch of the Omega 21(TM) Spinal Fixation System and continued penetration and line extensions of the SpineLink(TM) Spinal Fixation System contributed to this increase. The Company's "other product" sales increased from $98,587,000 in 1999 to $105,888,000 in 2000, resulting in a 7% increase. Sales of Arthrotek's LactoSorb(R) line of resorbable arthroscopic fixation products as well as the AOA(R) line of softgood products are primarily responsible for this increase.

Gross Profit -- The Company's gross profit increased 13% in 2000 to $642,200,000 from $568,473,000 in 1999. This increase is a result of increased sales of higher margin products, including revision products, 3i's dental reconstructive implants and EBI's fixation products, and increased in-house manufacturing efficiencies. Cost of sales as a percentage of sales decreased to 30.2% in 2000 compared to 31.3% in 1999. The Company continues to invest heavily in improved, more efficient manufacturing equipment and monitors inventory levels on a consistent basis. As sales continue to grow, the Company has been able to limit inventory growth to reasonable levels.

* For purposes of this Management's Discussion and Analysis, the fiscal period is June 1 - May 31.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses were $326,618,000 in 2000 compared to $295,401,000 in 1999, an increase of 11%. As a percentage of sales, selling, general and administrative expenses were 35.5% in 2000 and 35.7% in 1999. An increase in commissions on increased product sales is the primary reason for the increase in the current year expense.

Research and Development Expense -- Research and development expense increased 3.8% to $40,208,000 from $38,723,000 in 1999. This increase in research and development expenditures is due to continued funding in gene therapy technologies in the musculoskeletal field and increases in arthroscopy and dental reconstructive implant development. The Company understands the importance of research and development and the challenges placed upon companies to be competitive in the marketplace. As such, the Company intends to continue to invest heavily in the development of new products both domestically and internationally.

Special Charges -- In 2000, the Company recorded $11.7 million of special charges which consisted of a $9 million charge to reflect the final determination of the interest element of the Orthofix judgment and a $2.7 million charge for merger related costs in connection with the 3i merger. In 1999, the Company recorded $48.5 million in special charges consisting of a $55 million charge to reflect the final judgment against the Company in the action brought by Orthofix, net of $6.5 million in proceeds from 3i's recovery in a litigation matter.

Other Income, Net -- Other income, net increased 22% to $17,018,000 from $13,899,000 in 1999. Increased investment income on cash and investments is largely responsible for this increase.

Provision for Income Taxes -- The provision for income taxes increased to $99,738,000 for 2000, or 35.5% of income before income taxes, compared to $67,317,000 in 1999, or 33.7% of income before income taxes. The increase in the effective rate is due to Biomet Merck benefitting from a one-time $4.2 million tax credit in 1999. Excluding this credit, the rate during 2000 was comparable with prior years. The Company anticipates its effective tax rate in the future to be between 34% to 35% as a result of corporate restructuring and planning in both the United States and internationally. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure which reduces the historical U.S. tax benefits from operating in Puerto Rico.

Net Income -- The factors mentioned above resulted in a 39% and 38% increase in net income and basic earnings per share, respectively, for 2000 compared to 1999. Net income increased to $173,771,000 from $125,026,000 and basic earnings per share increased to $.99 from $.72.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company's formation of BioMer C.V. ("Biomet Merck") in January 1998 (see Note C of Notes to Consolidated Financial Statements) expanded and enhanced its presence in the foreign orthopedic market and created new challenges for the Company. The Company responded positively to these challenges by posting record net sales and net income (excluding the impact of a $55 million special charge for litigation, net of $6.5 million in proceeds from 3i's recovery in a litigation matter).

Net Sales -- Net sales increased 17% from $706,150,000 in 1998 to $827,902,000 in 1999. This increase is the result of increased market penetration in the reconstructive device market (including the dental reconstructive implant segment), arthroscopy, softgoods, and spinal product segments and the inclusion of a full year of sales from Biomet Merck. The Company's United States sales increased 10.5% to $548,510,000 from $496,219,000 in 1998. The Company's EBI and
Arthrotek product lines, as well as reconstructive revision products and 3i's dental reconstructive implants, experienced strong U.S. growth during 1999. Foreign sales increased 33% from $209,931,000 in 1998 to $279,392,000 in 1999.
Biomaterials products, 3i's dental reconstructive implants and the inclusion of Biomet Merck for the full year are the major contributors to this increase. The Company's worldwide reconstructive device sales increased 17% in 1999 from $444,228,000 in 1998 to $521,365,000 in 1999. This increase was led by sales of revision products, bone cements, the Ascent(TM) Total Knee System, 3i's dental reconstructive implants and the inclusion of Biomet Merck for a full year. Fixation device sales increased 12% to $162,825,000 in 1999 from $144,853,000 in 1998. EBI's DynaFix(R) External Fixation System and Model 1200 EBI(R) Bone Healing System, and Lorenz Surgical's LactoSorb(R) Resorbable Craniomaxillofacial System experienced strong sales growth during the year. Spinal product sales increased 26% during the current year from $35,902,000 in 1998 to $45,125,000, led by EBI's SpineLink(TM) Spinal Fixation System. The Company's "other products" sales increased 21% to $98,587,000 from $81,167,000 in 1998, primarily from the inclusion of a full year of sales from Biomet Merck. In addition, Arthrotek experienced strong growth for its arthroscopy products, while the AOA(R) line of softgoods products continued to benefit from the Support-on-Site (S.O.S.(TM)) program.

Gross Profit -- The Company's gross profit increased 18% to $568,473,000 in 1999 from $481,849,000 in 1998. This increase was a result of increased sales of higher margin reconstructive products, including revision products, bone cements, and EBI's fixation products. As a percentage of sales, gross profit was 68.7% in 1999 compared to 68.2% in 1998. Cost of sales increased 16% during the current year which is in line with the increase in net sales. The Company continues to improve its manufacturing efficiencies by monitoring labor and overhead costs as well as managing its inventory levels. Although net sales increased 17% during the year, inventories grew by only 10%.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses were $295,401,000 in 1999 compared to $256,509,000 in 1998. This represents an increase of 15% over the prior year. As a percentage of sales, selling, general and administrative expenses were 35.7% in 1999 and 36.3% in 1998. The current year's increase is primarily due to an increase in commissions on product sales.

Research and Development Expense -- Research and development expense decreased in 1999 to $38,723,000 from $39,731,000 in 1998. This decrease results from the purchase accounting for the acquisition of Biomet Merck whereby $9.8 million of the purchase price was allocated to acquired in-process research and development and expensed in 1998. Excluding this charge in 1998, research and development expense increased 29% in 1999 compared with 1998, due to increased expenditures of Biomet Merck in the development of biomaterials products. The Company also experienced an increase in domestic research and development, including initial expenses related to the Company's investment in gene therapy technologies in the musculoskeletal products field. The Company will continue to invest heavily in research and development activities through Biomet Merck, expansion of its product base both domestically and internationally, and with its commitment to fund research and development efforts of Selective Genetics (see Note C of Notes to Consolidated Financial Statements).

Special Charges -- As mentioned previously, the Company recorded a special charge of $55 million in connection with the Orthofix litigation, offset by $6.5 million in proceeds from 3i's recovery in a litigation matter.

Other Income, Net -- Other income decreased to $13,899,000 in 1999 compared to $23,452,000 in 1998. 1998 included a $15.2 million pre-tax gain on the deemed sale of the Company's European orthopedic operations in the formation of Biomet Merck. Excluding this gain, other income increased 68% due primarily to increased investment income on cash and investments.

Provision for Income Taxes -- The provision for income taxes decreased to $67,317,000 for 1999, representing 33.7% of income before income taxes, compared to $81,058,000 in 1998, or 38.8% of income before income taxes. The decrease in the effective rate is due to the 1998 expensing of the purchased in-process research and development in the formation of Biomet Merck which generated no tax benefit. In addition, Biomet Merck benefitted from a one time $4.2 million tax credit in the fourth quarter of 1999. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure which reduces the historical U.S. tax benefits from operating in Puerto Rico.

Net Income -- As a result of the special charges mentioned earlier, the Company experienced a decrease in net income and basic earnings per share for 1999 as compared to 1998. Net income decreased to $125,026,000 from $127,859,000 and basic earnings per share decreased to $.72 from $.74.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates significant, predictable cash flows from its business operations. Management believes that these cash flows are sufficient to fund its operating needs, service debt, pay dividends and acquire business entities. At May 31, 2000, cash and cash investments totaled $407,268,000, an increase of $68,250,000 from the prior year. Net cash provided by operating activities was $130,570,000 in 2000 compared to $152,605,000 in 1999. The principal uses of operating cash flows were a decrease in accrued litigation of $55,000,000 and increases in accounts and notes receivable of $31,326,000 and inventories of $27,429,000. These decreases were more than offset by net income, non-cash charges for depreciation and amortization of $39,766,000 and other positive cash flow changes in working capital. Included in the aforementioned changes were decreases in accounts and notes receivable and inventories attributable to the decrease from May 31, 1999 to May 31, 2000, in the exchange rates used to convert the financial statements of Biomet's foreign subsidiaries from their functional local currency to the U.S. dollar. These decreases were immaterial and did not affect the Company's earnings during the year because foreign currency translation adjustments to balance sheet items are recognized as a component of shareholders' equity in the Company's consolidated balance sheet. These adjustments are included in comprehensive income in the Company's consolidated statements of shareholders' equity. The Company will continue to be exposed to the effects of foreign currency translation adjustments. The Company expects that operating cash flows in the near future will be primarily determined by levels of net income and working capital requirements.

Cash flows used in investing activities were $67,650,000 in 2000 compared to $172,702,000 in 1999. The primary uses of cash for investing activities were purchases of investments, capital expenditures and business acquisitions, partially offset by proceeds from sales and maturities of investments.

Cash flows from financing activities were $20,840,000 in 2000 compared to $28,588,000 in 1999. The primary sources of cash from financing activities were Biomet Merck's use of an unsecured line of credit from a major European bank and proceeds from issuance of shares. Cash flows used in financing activities included payment of long-term obligations and a cash dividend of $.09 per share ($.14 per share pre-split) paid to shareholders on August 6, 1999. On July 6, 2000, the Company announced a cash dividend of $.11 per share ($.16 per share pre-split), payable July 17, 2000, to shareholders of record at the close of business on July 10, 2000. The Company maintains its cash and investments in money market funds, certificates of deposits, commercial paper, debt instruments, mortgage-backed securities and equity securities. The Company's investment policy is to preserve principal and avoid significant risk. The Company is exposed to interest rate risk on its debt instruments, fixed rate preferred equity securities and mortgage-backed securities.

The Company expects that capital spending for the foreseeable future will continue to be at levels at least as high as 2000 and 1999. The Company continues to research potential acquisition candidates in order to expand its worldwide market presence. The Company intends to continue to purchase technologically advanced manufacturing and research and development equipment in order to remain competitive. The Company expects to spend in excess of $150 million over the next two fiscal years for capital expenditures and research and development activities, including the commitment to Selective Genetics to fund research and development efforts over a ten-year period. The Company continues to believe in the future of biomaterials and will fund biomaterials research and development activities overseas through Biomet Merck. Funding of these activities is expected to come from currently available funds and cash flows generated from future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

During fiscal year 2000, BioMer C.V., through its wholly owned financing subsidiary, Biomet Merck B.V., maintained a EUR 71 million unsecured line of credit at a major European bank for Biomet Merck's European operations. Outstanding borrowings under the line of credit bear interest at a variable rate of the lender's interbank rate plus 1% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which would decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Realized losses on sales of futures options aggregated $239,796 for the year ended May 31, 2000, and unrealized gains on outstanding futures options at May 31, 2000, aggregated $293.

Based on the Company's overall interest rate exposure at May 31, 2000, including variable rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2000, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 2000, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMET, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE

1. FINANCIAL STATEMENTS:
   Report of Independent Accountants ................................................................        25
   Consolidated Balance Sheets as of May 31, 2000 and 1999 ..........................................        26
   Consolidated Statements of Income for the years ended May 31, 2000, 1999 and 1998 ................        27
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 2000, 1999 and 1998...        28
   Consolidated Statements of Cash Flows for the years ended May 31, 2000, 1999 and 1998 ............        29
   Notes to Consolidated Financial Statements .......................................................     30-40

2. FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts for the years ended May 31, 2000, 1999 and 1998...        41
   Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. SUPPLEMENTARY DATA:
   Quarterly Results ................................................................................        42

BIOMET, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS

[PRICEWATERHOUSECOOPERS LOGO]

To the Board of Directors and Shareholders of Biomet, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Biomet, Inc. and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                           /s/ PricewaterhouseCoopers LLP


South Bend, Indiana
July 6, 2000

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


At May 31,
(in thousands, except per share data)
                                                                                                    2000            1999
                                                                                                 -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents ...............................................................    $   213,606     $   132,081
    Investments .............................................................................         34,129          60,078
    Accounts and notes receivable, less allowance for doubtful receivables
        (2000 -- $8,241 and 1999 -- $7,262 ) ................................................        249,792         223,613
    Inventories .............................................................................        240,162         220,587
    Deferred and refundable income taxes ....................................................         25,811          52,811
    Prepaid expenses and other ..............................................................         26,128          23,658
                                                                                                 -----------     -----------
          Total current assets ..............................................................        789,628         712,828
                                                                                                 -----------     -----------
Property, plant and equipment:
    Land and improvements ...................................................................         14,572          13,544
    Buildings and improvements ..............................................................         88,103          92,396
    Machinery and equipment .................................................................        196,619         175,010
                                                                                                 -----------     -----------
                                                                                                     299,294         280,950
Less, Accumulated depreciation ..............................................................        116,037         103,567
                                                                                                 -----------     -----------
          Property, plant and equipment, net ................................................        183,257         177,383
                                                                                                 -----------     -----------
Investments .................................................................................        159,533         146,859
Intangible assets, net of accumulated amortization (2000 -- $20,580 and 1999 -- $18,512) ....          9,100           8,960
Excess acquisition costs over fair value of acquired net assets, net of
    accumulated amortization (2000 -- $22,869 and 1999 -- $15,926) ..........................         60,654          49,610
Other assets ................................................................................         16,276          15,300
                                                                                                 -----------     -----------
          Total assets ......................................................................    $ 1,218,448     $ 1,110,940
                                                                                                 -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term obligations ...................    $    70,546     $    49,649
    Accounts payable ........................................................................         25,612          30,892
    Accrued income taxes ....................................................................         17,288          18,645
    Accrued wages and commissions ...........................................................         24,224          21,059
    Accrued litigation ......................................................................             --          55,000
    Other accrued expenses ..................................................................         43,773          40,573
                                                                                                 -----------     -----------
          Total current liabilities .........................................................        181,443         215,818
Long-term obligations .......................................................................             --           5,036
Deferred federal income taxes ...............................................................          5,386          10,115
Other liabilities ...........................................................................            423             394
                                                                                                 -----------     -----------
          Total liabilities .................................................................        187,252         231,363
                                                                                                 -----------     -----------
Redeemable convertible cumulative preferred stock ...........................................             --           3,038
                                                                                                 -----------     -----------
Minority interest ...........................................................................         87,873          80,690
                                                                                                 -----------     -----------
Commitments and contingencies (Note L)

Shareholders' equity:
    Preferred shares, $100 par value: Authorized 5 shares; none issued ......................             --              --
    Common shares, without par value:  Authorized 500,000 shares;
        issued and outstanding 2000 -- 177,653 shares and 1999 -- 174,845 shares ............         85,086          77,850
    Additional paid-in capital ..............................................................         41,451          28,271
    Retained earnings .......................................................................        866,011         706,094
    Accumulated other comprehensive loss ....................................................        (49,225)        (16,366)
                                                                                                 -----------     -----------
        Total shareholders' equity ..........................................................        943,323         795,849
                                                                                                 -----------     -----------
        Total liabilities and shareholders' equity ..........................................    $ 1,218,448     $ 1,110,940
                                                                                                 -----------     -----------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the years ended May 31,
(in thousands, except per share amounts)
                                                                                 2000          1999          1998
                                                                               ---------     ---------     ---------
Net sales .................................................................    $ 920,582     $ 827,902     $ 706,150
Cost of sales .............................................................      278,382       259,429       224,301
                                                                               ---------     ---------     ---------
    Gross profit ..........................................................      642,200       568,473       481,849
Selling, general and administrative expenses ..............................      326,618       295,401       256,509
Research and development expense ..........................................       40,208        38,723        39,731
Special charges ...........................................................       11,700        48,447            --
                                                                               ---------     ---------     ---------
    Operating income ......................................................      263,674       185,902       185,609
Other income, net .........................................................       20,211        15,810        24,301
Interest expense ..........................................................       (3,193)       (1,911)         (849)
                                                                               ---------     ---------     ---------
    Income before income taxes and minority interest ......................      280,692       199,801       209,061
Provision for income taxes ................................................       99,738        67,317        81,058
                                                                               ---------     ---------     ---------
    Income before minority interest .......................................      180,954       132,484       128,003
Minority interest .........................................................        7,183         7,458           144
                                                                               ---------     ---------     ---------
    Net income ............................................................    $ 173,771     $ 125,026     $ 127,859
                                                                               ---------     ---------     ---------
Earnings per share:
    Basic .................................................................    $     .99     $     .72     $     .74
    Diluted ...............................................................          .98           .71           .73
                                                                               ---------     ---------     ---------
Shares used in the computation of earnings per share:
    Basic .................................................................      176,196       174,441       173,553
    Diluted ...............................................................      178,161       177,210       176,420
                                                                               ---------     ---------     ---------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          Accumulated
                                                                                    Additional               Other        Total
                                                                  Common Shares      Paid-In    Retained Comprehensive Shareholders'
(in thousands, except per share amounts)                       Number      Amount    Capital    Earnings  Income (Loss)  Equity
                                                              ---------  ---------  ---------   --------- ------------- ---------
Balance at June 1, 1997 .....................................   172,798  $  73,594  $  17,382   $ 479,218   $  (9,210)  $ 560,984
                                                                                                                        ---------
    Net income ..............................................        --         --         --     127,859          --     127,859
    Unrealized holding gains on investments,
        net of $166 tax expense .............................        --         --         --          --         248         248
    Reclassification adjustment for gains included
        in net income, net of $302 tax expense ..............        --         --         --          --         454         454
    Currency translation adjustments ........................        --         --         --          --      (4,156)     (4,156)
                                                                                                                        ---------
        Comprehensive income ................................        --         --         --          --          --     124,405
                                                                                                                        ---------
    Exercise of stock options ...............................     1,244      2,125         --          --          --       2,125
    Tax benefit from exercise of stock options ..............        --         --      3,208          --          --       3,208
    Cash dividends  ($.07 per common share) .................        --         --         --     (12,256)         --     (12,256)
    Other ...................................................        --         --         (4)       (150)         --        (154)
                                                              ---------  ---------  ---------   ---------   ---------   ---------
Balance at May 31, 1998 .....................................   174,042     75,719     20,586     594,671     (12,664)    678,312
                                                                                                                        ---------
    Net income ..............................................        --         --         --     125,026          --     125,026
    Unrealized holding losses on investments,
        net of $914 tax benefit .............................        --         --         --          --      (1,257)     (1,257)
    Reclassification adjustment for gains included
        in net income, net of $82 tax expense ...............        --         --         --          --         123         123
    Currency translation adjustments ........................        --         --         --          --      (2,568)     (2,568)
                                                                                                                        ---------
        Comprehensive income ................................        --         --         --          --          --     121,335
                                                                                                                        ---------
    Exercise of stock options ...............................       802      2,131      6,500          --          --       8,631
    Tax benefit from exercise of stock options ..............        --         --      1,211          --          --       1,211
    Cash dividends  ($.08 per common share) .................        --         --         --     (13,453)         --     (13,453)
    Other ...................................................        --         --        (26)       (150)         --        (176)
                                                              ---------  ---------  ---------   ---------   ---------   ---------
Balance at May 31, 1999 .....................................   174,844     77,850     28,271     706,094     (16,366)    795,849
                                                                                                                        ---------
    Net income ..............................................        --         --         --     173,771          --     173,771
    Unrealized holding losses on investments,
        net of $5,638 tax benefit ...........................        --         --         --          --     (10,467)    (10,467)
    Reclassification adjustment for gains included
        in net income, net of $344 tax expense ..............        --         --         --          --         638         638
    Currency translation adjustments ........................        --         --         --          --     (23,030)    (23,030)
                                                                                                                        ---------
        Comprehensive income ................................        --         --         --          --          --     140,912
                                                                                                                        ---------
    Net earnings of 3i for the five months
        ended May 31, 1999 ..................................        --         --         --       2,076          --       2,076
    Exercise of stock options ...............................     1,703      7,235      4,418          --          --      11,653
    Exercise of warrants and conversion of preferred stock ..     1,106          1      2,504          --          --       2,505
    Tax benefit from exercise of stock options ..............        --         --      6,258          --          --       6,258
    Cash dividends  ($.09 per common share) .................        --         --         --     (15,785)         --     (15,785)
    Other ...................................................        --         --         --        (145)         --        (145)
                                                              ---------  ---------  ---------   ---------   ---------   ---------
Balance at May 31, 2000 .....................................   177,653  $  85,086  $  41,451   $ 866,011   $ (49,225)  $ 943,323
                                                              ---------  ---------  ---------   ---------   ---------   ---------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 31,
(in thousands)
                                                                                       2000         1999         1998
                                                                                     ---------    ---------    ---------
Cash flows from (used in) operating activities:
    Net income ...................................................................   $ 173,771    $ 125,026    $ 127,859
        Adjustments to reconcile net income to net cash from operating activities:
        Depreciation .............................................................      30,678       23,689       18,661
        Amortization .............................................................       9,088        8,385        6,728
        Minority interest ........................................................       7,183        7,458          144
        Other ....................................................................      (1,467)       5,672       (1,515)
        Write-off of purchased in-process research and development ...............          --           --        9,764
        Deemed gain on sale of European operations ...............................          --           --      (15,222)
        Deferred federal income taxes ............................................      (9,037)      (3,323)       9,568
        Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
            Accounts and notes receivable ........................................     (31,326)     (24,459)     (27,360)
            Inventories ..........................................................     (27,429)     (26,689)      (9,711)
            Accounts payable .....................................................      (2,089)       5,604         (823)
            Accrued litigation ...................................................     (55,000)      55,000           --
            Other ................................................................      37,198      (23,758)       6,693
                                                                                     ---------    ---------    ---------
                 Net cash from operating activities ..............................     131,570      152,605      124,786
                                                                                     ---------    ---------    ---------
Cash flows from (used in) investing activities:
    Proceeds from sales and maturities of investments ............................      45,826       33,008       51,934
    Purchases of investments .....................................................     (46,491)    (135,891)     (68,206)
    Capital expenditures .........................................................     (43,067)     (53,570)     (45,762)
    Acquisitions, net of cash acquired ...........................................     (22,177)      (3,437)     (16,020)
    Other ........................................................................      (1,741)     (12,812)      (2,177)
                                                                                     ---------    ---------    ---------
                 Net cash (used in) investing activities .........................     (67,650)    (172,702)     (80,231)
                                                                                     ---------    ---------    ---------
Cash flows from (used in) financing activities:
    Increase in short-term borrowings ............................................      27,056       39,761        1,814
    Payment of long-term obligations .............................................      (7,664)      (1,062)        (702)
    Issuance of shares ...........................................................      11,658        2,131        2,125
    Tax benefit from exercise of stock options ...................................       6,258        1,211        3,208
    Cash dividends ...............................................................     (16,468)     (13,453)     (12,256)
                                                                                     ---------    ---------    ---------
                 Net cash from (used in) financing activities ....................      20,840       28,588       (5,811)
                                                                                     ---------    ---------    ---------
Effect of exchange rate changes on cash ..........................................      (3,235)       2,814       (2,067)
                                                                                     ---------    ---------    ---------
                 Increase in cash and cash equivalents ...........................      81,525       11,305       36,677
Cash and cash equivalents, beginning of year .....................................     132,081      120,776       84,099
                                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of year ...........................................   $ 213,606    $ 132,081    $ 120,776
                                                                                     ---------    ---------    ---------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest .................................................................   $   3,807    $   1,974    $     891
        Income taxes .............................................................      69,555       90,318       70,136

Noncash investing and financing activities:
    Deemed sale of 50% of the net assets of the Company's European business
        in the formation of Biomet Merck .........................................          --           --       48,000
    Liabilities assumed in business acquisitions .................................       3,190        6,400       12,439
    Capital leases entered into for the acquisition of property and equipment ....          --        1,619          929
    Dividends accrued on redeemable preferred stock ..............................          81          150          150
    Redeemable preferred stock converted to common shares ........................       2,500           --           --

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF OPERATIONS.

Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal implants, bone cements, bone substitute materials, craniomaxillofacial implants and dental reconstructive implants and associated instrumentation. Headquartered in Warsaw, Indiana, Biomet and its subsidiaries currently distribute products in more than 100 countries.

NOTE B: ACCOUNTING POLICIES.

The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Basis of Presentation -- The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in less than 20% owned affiliates are accounted for on the cost method, the carrying amount of which approximates market. Investments in 20% to 50% owned affiliates are accounted for on the equity method. The financial statements of BioMer C.V. (see Note C) are consolidated because the Company has the ability to exercise significant influence and control over this entity. The minority shareholder's 50% interest in BioMer C.V. is reflected as minority interest.

The consolidated financial statements and related financial data for all prior periods have been restated to reflect the merger with Implant Innovations International Corporation (see Note C) which was accounted for as a pooling-of-interests.

Use of Estimates -- The consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

Translation of Foreign Currency -- Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders' equity. Foreign currency transaction gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments -- Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned.

Inventories -- Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property, Plant and Equipment -- Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives using the straight-line method. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred.

Intangible Assets -- Intangible assets consist primarily of patents, trademarks, product technology, acquired license agreements and other identifiable intangible assets and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from three to fifteen years.

Excess Acquisition Costs Over Fair Value of Acquired Net Assets -- Excess acquisition costs over fair value of acquired net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to twenty years. The carrying value of goodwill is reviewed as circumstances warrant by the Company based on the expected future undiscounted operating cash flows of the related business unit. The Company believes no material impairment of goodwill exists at May 31, 2000.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B: ACCOUNTING POLICIES, CONCLUDED.

Income Taxes -- Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings ($90.7 million at May 31, 2000) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, long-term obligations, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables -- Revenue is recognized when the product is shipped to the healthcare provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31, 2000 and 1999, cash and cash equivalents and investments included $65 million and $48 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2000 and 1999, investments included $18 million and $27 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Stock-Based Compensation -- The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock option grants to Team Members and, accordingly, has made all of the required pro forma disclosures for the years ended May 31, 2000, 1999 and 1998.

Comprehensive Income -- Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) at May 31, 2000 and 1999 are as follows:
(in thousands)

                                                           2000        1999
                                                         --------    --------
Net unrealized holding gain (loss) on investments ....   $ (9,221)   $    608
Cumulative translation adjustment ....................    (40,004)    (16,974)
                                                         --------    --------
                                                         $(49,225)   $(16,366)
                                                         --------    --------

Special Charges -- Special charges of $11.7 million for the year ended May 31, 2000 are comprised of $2.7 million of merger costs related to the 3i merger (see Note C) and $9.0 million for the final determination of the interest element of the final judgment in the Orthofix litigation (see Note L). The special charges of $48.5 million for the year ended May 31, 1999 were comprised of a $55 million final judgment against the Company in the action brought by Orthofix, net of $6.5 million in proceeds from 3i's recovery in a litigation matter.

Pending Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal periods beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note C: BUSINESS COMBINATIONS.

Implant Innovations International Corporation -- On December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed a merger transaction. The Company issued 7.8 million Common Shares for all of 3i's issued and outstanding shares. 3i and its subsidiaries design, develop, manufacture, market, and distribute oral reconstructive products. 3i's corporate headquarters and manufacturing facility are located in Palm Beach Gardens, Florida, and it has sales offices in Canada, Europe and Mexico. The business combination has been accounted for as a pooling-of-interests whereby all prior period financial statements of the Company have been restated to include the combined financial position, results of operations and cash flows of the Company and 3i. 3i's fiscal year-end was December 31 and, accordingly, the financial information for the fiscal years ended May 31, 1999 and 1998 include 3i's financial information for its calendar years ended December 31, 1998 and 1997, respectively. For the year ended May 31, 2000, the reporting period of 3i's statements of income and cash flows has been conformed to the Company's May 31 fiscal year. As a result, 3i's results of operations for the five-month period ended May 31, 1999, have been excluded from the reported results of operations and, therefore, have been added to the Company's retained earnings in the year ended May 31, 2000. 3i had net sales, expense and net income of $31,193,000, $29,181,000, and $2,076,000, respectively, for the five-month period ended May 31, 1999. For 1999 and 1998, net sales and net income of 3i were $70,488,000 and $54,745,000, respectively, for net sales and $8,676,000 and $3,133,000, respectively, for net income. For the period June 1, 1999 through the date of acquisition, December 16, 1999, net sales and net income were $42,825,000 and $4,511,000, respectively. The Company recorded a one-time pre-tax charge of $2.7 million for merger-related costs during the third quarter of fiscal year 2000.

Biomet Merck Joint Venture -- Effective January 1, 1998, the Company and Merck KGaA, Darmstadt, Germany ("Merck KGaA") entered into a Joint Venture Agreement (the "Agreement") to manufacture and sell orthopedic and biomaterial-based products in Europe. Under the terms of the Agreement, the Company and Merck KGaA each contributed its European orthopedic and biomaterials business operations to a new partnership entity and its wholly owned holding company. Both the partnership and holding company (collectively "Biomet Merck") are organized under the laws of The Netherlands. The Company is the general partner with a 50% interest and Merck KGaA is a limited partner with a 50% interest. The Company has control of Biomet Merck through its voting control of the board of directors and, accordingly, the Company has consolidated the financial statements of Biomet Merck for financial reporting beginning January 1, 1998 and has shown a minority interest for Merck KGaA's 50% interest.

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

Unaudited pro forma net sales for the year ended May 31, 1998, as if Biomet Merck had been acquired at the beginning of the period, were $698 million. Pro forma net income and earnings per share for the year ended May 31, 1998, is not presented as it would not be materially different from the Company's historical results.

Other Acquisitions -- During fiscal years 2000, 1999 and 1998, the Company has completed several acquisitions of foreign distributors and or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $19.8 million, $1.3 million and $9.0 million for the years ended May 31, 2000, 1999 and 1998, respectively. Pro forma financial information reflecting these acquisitions has not been presented as it is not materially different from the Company's historical results.

Investment in Affiliate -- In April 1999, the Company entered into an agreement with Selective Genetics, Inc. ("Selective Genetics"). Under the terms of the agreement, the Company paid $5 million cash for Series C preferred stock of Selective Genetics. In April 2000, the Company made an additional investment of $640,000 to acquire shares of Series D preferred stock of Selective Genetics. The Company accounts for this investment on the cost method. Under the agreement, the Company will fund as incurred certain defined research and development efforts of Selective Genetics over a ten-year period (see Note L) in exchange for license rights to market certain products to be manufactured by Selective Genetics.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D: INVESTMENTS.

At May 31, 2000, the Company's investment securities were classified as follows:
(in thousands)

                                          Amortized       Unrealized
                                             Cost      Gains      Losses     Fair Value
                                           --------  ---------  ----------   ----------
Available-for-sale:
    Debt securities ....................   $140,907   $     52   $(13,468)   $127,491
    Equity securities ..................     10,417      3,248     (1,522)     12,143
    Mortgage-backed securities .........     22,064         41     (2,537)     19,568
                                           --------   --------   --------    --------
        Total available-for-sale .......    173,388      3,341    (17,527)    159,202
                                           --------   --------   --------    --------

Held-to-maturity:
    Debt securities ....................     11,895         53        (31)     11,917
    Mortgage-backed obligations ........      6,465         --       (172)      6,293
                                           --------   --------   --------    --------
        Total held-to-maturity .........     18,360         53       (203)     18,210
                                           --------   --------   --------    --------
Certificates of deposit ................     16,100         --         --      16,100
                                           --------   --------   --------    --------
    Total ..............................   $207,848   $  3,394   $(17,730)   $193,512
                                           --------   --------   --------    --------

At May 31, 1999, the Company's investment securities were classified as follows:
(in thousands)

                                          Amortized        Unrealized
                                             Cost       Gains      Losses    Fair Value
                                           --------   ---------  ----------  ----------
Available-for-sale:
    Debt securities ....................   $113,823   $    350   $ (1,860)   $112,313
    Equity securities ..................      6,057      2,998       (544)      8,511
                                           --------   --------   --------    --------
    Mortgage-backed securities .........     20,389        200       (207)     20,382
                                           --------   --------   --------    --------
        Total available-for-sale .......    140,269      3,548     (2,611)    141,206

Held-to-maturity:
    Debt securities ....................     19,569        324        (21)     19,872
    Mortgage-backed obligations ........      6,962          7       (526)      6,443
                                           --------   --------   --------    --------
        Total held-to-maturity .........     26,531        331       (547)     26,315
                                           --------   --------   --------    --------
Certificates of deposit ................     39,200         --         --      39,200
                                           --------   --------   --------    --------
        Total ..........................   $206,000   $  3,879   $ (3,158)   $206,721
                                           --------   --------   --------    --------

Proceeds from sales of available-for-sale securities were $7,340,000, $17,618,000 and $27,504,000 for the years ended May 31, 2000, 1999 and 1998, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2000, 1999 and 1998. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2000, gross realized gains and (losses) on sales of available-for-sale securities were $1,581,000 and $(330,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1999 were $1,635,000 and $(384,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1998 were $1,609,000 and $(80,000), respectively. The Company's investment securities at May 31, 2000 include $13,000,000 of certificates of deposit, and $21,129,000 of debt securities all maturing within one year, and $3,100,000 of certificates of deposit, $118,257,000 of debt securities, $12,143,000 of equity securities and $26,033,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)

                           2000      1999      1998
                         -------   -------   -------
Interest income ......   $15,640   $10,451   $ 6,384
Dividend income ......     5,851     4,361     2,701
Net realized gains ...     1,251     1,251     1,529
                         -------   -------   -------
        Total ........   $22,742   $16,063   $10,614
                         -------   -------   -------

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E: INVENTORIES.

Inventories at May 31, 2000 and 1999 consist of the following:
(in thousands)

                                                         2000       1999
                                                     --------   --------
Raw materials ....................................   $ 28,511   $ 27,294
Work-in-progress .................................     28,962     30,003
Finished goods ...................................    101,307     96,007
Consigned distributor ............................     81,382     67,283
                                                     --------   --------
    Total ........................................   $240,162   $220,587
                                                     --------   --------

NOTE F: DEBT.

At May 31, 2000 and 1999, short-term borrowings, including current maturities of long-term obligations, consist of the following:
(in thousands)

                                                       2000      1999
                                                     -------   -------
Bank line of credit -- BioMer C.V ................   $68,718   $45,137
Bank line of credit -- 3i ........................        --     3,472
Current maturities of long-term obligations ......     1,828     1,040
                                                     -------   -------
    Total ........................................   $70,546   $49,649
                                                     -------   -------

BioMer C.V. (through its wholly owned financing subsidiary, Biomet Merck B.V.) has a EUR 71 million unsecured line of credit with a major European bank. This line of credit is used to finance Biomet Merck's European operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 1% (effective rate of 4.25% and 3.53% at May 31, 2000 and 1999, respectively). Prior to its acquisition by the Company, 3i had short-term borrowings under a $10 million bank line of credit.

At May 31, 2000 and 1999, long-term obligations consist of the following:
(in thousands)

                                                                2000    1999
                                                               -----   ------
Subordinated debentures -- 3i ..............................   $  --   $2,902
Capital lease obligations, less current maturities -- 3i ...      --    2,134
                                                               -----   ------
    Total ..................................................   $  --   $5,036
                                                               -----   ------

Prior to the merger, 3i had outstanding subordinated debentures, with detachable common stock purchase warrants. The warrants were exercised prior to the merger (see Notes C and I) and the debentures and accrued interest were repaid at the time of the merger. 3i leases certain equipment under capital leases and the capital lease obligations have been classified as a current liability at May 31, 2000, since the Company intends to repay the capital lease obligations during the next twelve months.

NOTE G: TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 2000, 1999 and 1998 were $2,845,000, $2,652,000, and
$2,280,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. Prior to the merger, 3i maintained a defined contribution profit sharing plan which covered substantially all of its full-time employees. The 3i plan was frozen as of the merger date and the 3i Team Members became eligible to participate in the Company's 401(k) plan. The amounts expensed under these profit sharing plans for the years ended May 31, 2000, 1999 and 1998 were $3,252,000, $2,051,000, and $1,674,000, respectively.

Biomet Merck has a defined benefit pension plan covering employees in certain countries. Pension expense and related pension obligations are immaterial to the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H: STOCK OPTION PLANS.

The Company has various stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan, the 1992 Distributor Stock Option Plan and the 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2000, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, directors and distributors, at the discretion of the Stock Option Committee, and generally become exercisable in annual increments beginning one year after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees and directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the distributor options terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. For the years ended May 31, 2000, 1999 and 1998, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

Prior to the merger, 3i had stock option plans for its key employees. Pursuant to the terms of the 3i stock option plans, all outstanding options, other than those already vested under their terms, became vested and exercisable as a result of the merger transaction. Holders of options under the 3i stock option plans exercised all outstanding options immediately prior to the merger and such 3i common shares were then exchanged for the Company's Common Shares in the merger transaction (see Note C).

The following table, which includes options under 3i's stock option plans, summarizes stock option activity:

                                             Number      Weighted-Average
                                           of Shares      Exercise Price
                                           ----------    ----------------
Outstanding, June 1, 1997 ..............    5,331,030        $ 7.54
    Granted ............................    1,805,561         13.96
    Exercised ..........................   (1,221,540)         6.79
    Terminated .........................     (417,394)         6.61
                                           ----------
Outstanding, May 31, 1998 ..............    5,497,657          9.77
    Granted ............................    1,989,070         20.49
    Exercised ..........................   (1,007,684)         8.36
    Terminated .........................     (474,218)         8.59
                                           ----------
Outstanding, May 31, 1999 ..............    6,004,825         13.07
    Granted ............................    2,143,251         18.07
    Exercised ..........................   (1,633,147)         8.11
    Terminated .........................     (242,711)        13.00
                                           ----------
Outstanding, May 31, 2000 ..............    6,272,218        $16.23
                                           ----------

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H: STOCK OPTION PLANS, CONCLUDED.

Options outstanding at May 31, 2000, are exercisable at prices ranging from $4.33 to $26.96 and have a weighted-average remaining contractual life of 4.5 years. The following table summarizes information about stock options outstanding at May 31, 2000.

                                                   Outstanding
                                                     Weighted             Weighted
                              Number                 Average               Average              Number               Weighted
    Range of              Outstanding at            Remaining             Exercise          Exercisable at            Average
 Exercise Price            May 31, 2000         Contractual Life            Price            May 31, 2000          Exercise Price
 --------------           --------------        ----------------          ---------         ---------------        -------------
  $4.33 - 10.00              1,259,477              2.5 years              $    8.40                710,705          $     8.29
  10.01 - 15.00                767,654              3.6 years                  12.30                253,835               12.31
  15.01 - 20.00              2,308,691              5.3 years                  17.30                247,530               17.91
  20.01 - 26.96              1,936,396              5.3 years                  21.59                387,360               21.99
                             ---------                                                            ---------
                             6,272,218                                                            1,599,430
                             ---------                                                            ---------

At May 31, 1999 and 1998, there were exercisable options outstanding to purchase 1,645,000 and 1,223,000 shares, respectively, at weighted-average exercise prices of $8.87 and $6.74, respectively.

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans, except for $6.5 million in fiscal year 1999 which related to certain team members who were allowed to surrender shares obtained through the exercise of an option to satisfy the exercise value. If compensation expense for the Company's employee stock options issued in fiscal years 2000, 1999 and 1998 had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share would have been as follows:

                                                                                 2000               1999                1998
(in thousands, except per share data)                                         -----------        -----------        -----------
Pro forma net income .................................................        $   170,262        $   122,815        $   126,696
Pro forma diluted earnings per share .................................                .96                .70                .73
The weighted-average fair value of options granted during the year ...               6.17               6.63               4.45

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: (1) expected life of option of 3.6 years; (2) dividend yield of .40%, .36% and .53%; (3) expected volatility of 35%, 33% and 33%; and (4) risk-free interest rate of 6.28%, 5.62% and 5.69%, respectively.

NOTE I: SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE.

On December 16, 1999, the Company issued 7.8 million common shares in connection with the business combination with 3i (see Note C). In connection with the business combination with 3i and under the existing terms of 3i's Series A Cumulative convertible Preferred Stock, the holders of the 1,165,167 shares of preferred stock exercised their right to convert such preferred stock into a like number of shares of 3i's common stock, which shares of 3i's common stock were subsequently exchanged for Common Shares of Biomet in the merger transaction. In addition, cumulative accrued and unpaid dividends (fixed annual rate of 6%) aggregating $682,501 were paid to the holders of the preferred stock prior to the conversion to common stock. The holders of 3i's preferred stock were also the holders of 3i's subordinated debentures with detachable warrants (see Note F). In connection with the business combination and the existing terms of 3i's subordinated debentures, the outstanding principal amount and all accrued and unpaid interest was paid to the debenture holders. In addition, the debenture holders exercised the detachable warrants and acquired 776,789 shares of 3i's common stock in exchange for $5,179 and such shares of 3i's common stock were subsequently exchanged for Common Shares of Biomet in the merger transaction.

On July 6, 2000, the Company announced an $.11 per share cash dividend ($.16 per share pre-split), payable July 17, 2000, to shareholders of record on July 10, 2000, and a three-for-two stock split payable August 8, 2000 to shareholders of record on July 18, 2000. All shares and all per share data has been adjusted to give retroactive effect to the stock split.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I: SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE, CONCLUDED.

In December 1999, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the "Plan") to replace a 1989 rights plan that expired on December 2, 1999. Under the Plan, rights have attached to the outstanding common shares at the rate of one right for each share held by shareholders of record at the close of business on December 28, 1999. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $117.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in December 2009. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

Earnings per share for the years ended May 31, 2000, 1999 and 1998 are computed as follows:

(in thousands, except per share amounts)

                                                                                            2000       1999       1998
                                                                                          --------   --------   --------
Numerator:
    Net income ........................................................................   $173,771   $125,026   $127,859
    Less: Preferred stock dividends ...................................................         81        150        150
                                                                                          --------   --------   --------
    Numerator for basic earnings per share - income available to common shareholders ..    173,690    124,876    127,709

Effect of dilutive securities:
     Dividend on convertible preferred securities .....................................         81        150        150
                                                                                          --------   --------   --------
     Numerator for diluted earnings per share - income available
          to common shareholders after assumed conversions ............................   $173,771   $125,026   $127,859
                                                                                          --------   --------   --------

Denominator:
     Denominator for basic earnings per share - weighted average shares ...............    176,196    174,441    173,553

Effect of dilutive securities:
     Warrants .........................................................................        239        239        239
     Convertible preferred securities .................................................        358        358        358
     Stock options ....................................................................      1,368      2,172      2,270
                                                                                          --------   --------   --------
Dilutive potential common shares ......................................................      1,965      2,769      2,867
     Denominator for diluted earnings per share - adjusted weighted
          average shares and assumed conversions ......................................    178,161    177,210    176,420
                                                                                          --------   --------   --------

Earnings per share - basic ............................................................   $    .99   $    .72   $    .74
Earnings per share - diluted ..........................................................        .98        .71        .73

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J: INCOME TAXES.

The components of income before income taxes are as follows:
(in thousands)

                                                             2000          1999          1998
                                                           ---------     ---------     ---------
United States operations ...............................   $ 260,107     $ 181,224     $ 187,743
Foreign operations .....................................      20,585        18,577        21,318
                                                           ---------     ---------     ---------
    Total ..............................................   $ 280,692     $ 199,801     $ 209,061
                                                           ---------     ---------     ---------

The provision for income taxes is summarized as follows:
(in thousands)

                                                             2000          1999          1998
                                                           ---------     ---------     ---------
Current:
    Federal ............................................   $  88,996     $  55,174     $  49,369
    State, including Puerto Rico .......................      13,622        12,168        13,636
    Foreign ............................................       6,157         3,298         8,485
                                                           ---------     ---------     ---------
                                                             108,775        70,640        71,490
 Deferred ..............................................      (9,037)       (3,323)        9,568
                                                           ---------     ---------     ---------
    Total ..............................................   $  99,738     $  67,317     $  81,058
                                                           ---------     ---------     ---------
 Effective tax rate ....................................        35.5%         33.7%         38.8%
                                                           ---------     ---------     ---------


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                                                                2000       1999       1998
                                                                               ------     ------     ------
U.S. statutory income tax rate .............................................     35.0%      35.0%      35.0%
Add (deduct):
    State taxes, less effect of federal reduction ..........................      2.9        3.2        3.5
    Foreign income taxes at rates different from the U.S. statutory rate ...      (.8)      (2.3)        .3
    Tax benefit relating to operations in Puerto Rico ......................      (.3)       (.6)      (1.3)
    Tax credits ............................................................      (.4)       (.7)       (.4)
    Earnings of Foreign Sales Corporation ..................................      (.5)       (.9)       (.6)
    Financial accounting basis of net assets of acquired companies different
        than tax basis .....................................................       .1        (.1)       2.0
    Other ..................................................................      (.5)        .1         .3
                                                                               ------     ------     ------
Effective tax rate .........................................................     35.5%      33.7%      38.8%
                                                                               ------     ------     ------

The components of the net deferred tax asset and liability at May 31, 2000 and 1999 are as follows:
(in thousands)

                                                                       2000        1999
                                                                     --------    --------
Current deferred tax asset:
    Accounts and notes receivable ................................   $  8,063    $  5,669
    Inventories ..................................................     14,499       9,965
    Accrued expenses .............................................      3,249       5,869
                                                                     --------    --------
        Current deferred tax asset ...............................   $ 25,811    $ 21,503
                                                                     --------    --------
Long-term deferred tax (liability):
    Depreciation .................................................   $ (4,166)   $ (2,834)
    Financial accounting basis of net assets of acquired companies
      different than tax basis ...................................     (4,521)     (4,883)
Other ............................................................      3,301      (2,398)
                                                                     --------    --------
Long-term deferred tax liability .................................   $ (5,386)   $(10,115)
                                                                     --------    --------

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K: SEGMENT DATA.

The Company has one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, AOA(R) softgoods products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic segments are comprised of the United States, Europe and other. Other geographic segments include Canada, South America, Mexico, Japan and the Pacific Rim. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic area are based on location in which sale originated.

Net sales of musculoskeletal products by product category and information by geographic area are as follows:
(in thousands)

                                   2000       1999       1998
                                 --------   --------   --------
Reconstructive products ......   $580,239   $521,365   $444,228
Fixation devices .............    180,336    162,825    144,853
Spinal products ..............     54,119     45,125     35,902
Other products ...............    105,888     98,587     81,167
                                 --------   --------   --------
                                 $920,582   $827,902   $706,150
                                 --------   --------   --------

Net sales to customers:
     United States ...........   $659,177   $594,403   $545,875
     Europe ..................    236,047    215,913    145,841
     Other ...................     25,358     17,586     14,434
                                 --------   --------   --------
                                 $920,582   $827,902   $706,150
                                 --------   --------   --------
Operating income:
     United States ...........   $224,385   $159,716   $173,646
     Europe ..................     34,841     22,910      8,629
     Other ...................      4,448      3,276      3,334
                                 --------   --------   --------
                                 $263,674   $185,902   $185,609
                                 --------   --------   --------
Long-lived assets:
     United States ...........   $129,978   $121,363   $103,509
     Europe ..................    121,350    113,719    105,290
     Other ...................      5,635      4,723      3,146
                                 --------   --------   --------
                                 $256,963   $239,805   $211,945
                                 --------   --------   --------

United States export sales, primarily to European countries, aggregated $49,884,000, $45,893,000 and $49,656,000 for the years ended May 31, 2000, 1999 and 1998, respectively. These sales are included in United States sales to customers above. The decrease in U.S. export sales for the year ended May 31, 1999 compared to the year ended May 31, 1998 is due to the formation of Biomet Merck and the transfer of servicing European customers to Biomet Merck from the U.S.

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

Medical Insurance Plan -- The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $125,000 per insured annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.

BIOMET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE L: COMMITMENTS AND CONTINGENCIES, CONCLUDED.

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 2000 the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - On August 27, 1999, the United States District Court for the Southern District of Florida (the "District Court") entered a final judgment of $53,530 against the Company in the Raymond G. Tronzo ("Tronzo") case. In January 1996, a jury returned a verdict in a patent infringement matter in favor of Tronzo which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for further consideration on the state law claims only. Tronzo has appealed the District Court's final judgment with the Federal Circuit and the Federal Circuit heard oral arguments on July 7, 2000. Management expects a decision from the Federal Circuit within the next several months and believes the Company should continue to prevail in this case.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company in an action brought by Orthofix SRL ("Orthofix") against the Company and certain of its wholly owned subsidiaries. The litigation related to events surrounding the expiration of a distribution agreement under which the Company distributed Orthofix's external fixation devices in the United States. The final judgment of $55 million, including estimated interest of $5.1 million, was accrued at May 31, 1999 (see Note A) and that amount plus $9.0 million related to the final determination of interest was paid during the year ended May 31, 2000.

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

Other Commitments - As discussed in Note C, the Company has a commitment to fund certain research and development efforts of Selective Genetics, not to exceed $2.5 million annually and $22.5 million over a ten-year period ending April 2009.

BIOMET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


for the years ended May 31, 2000, 1999 and 1998
(in thousands)
--------

     Col. A               Col. B               Col. C                  Col. D           Col. E
                                              Additions
                                      -------------------------
                                          (1)           (2)
                                                     Charged to
Description              Balance at    Charged to      other                           Balance at
                        beginning of   costs and     accounts-       Deductions-         end of
                          period        expenses      describe        describe           period
                        -----------   -----------   -----------      -----------      -----------
Allowance for
doubtful receivables:

For the year ended
     May 31, 2000       $     7,262   $     8,415   $       994(B)   $     7,750(A)   $     8,241
                                                                             177(C)
                                                                             503(D)
                        ===========   ===========   ===========      ===========      ===========

For the year ended
     May 31, 1999       $     6,518   $    10,239   $       130(B)   $     9,567(A)   $     7,262
                                                                              58(C)
                        ===========   ===========   ===========      ===========      ===========

For the year ended
     May 31, 1998       $     6,757   $     7,352   $       519(B)   $     8,096(A)   $     6,518
                                                                              14(C)
                        ===========   ===========   ===========      ===========      ===========

Notes:

         (A) Uncollectible accounts written off
         (B) Collection of previously written off accounts
         (C) Effect of foreign currency translation adjustment
         (D) Change in 3i's allowance for the five-month period to conform 3i's calendar year-end with the Company's May 31 fiscal year-end

QUARTERLY
RESULTS

(in thousands, except earnings per share)

                                           1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.     Year
                                           --------   --------   --------   --------   --------
2000
Net sales ..............................   $212,709   $224,747   $232,910   $250,216   $920,582
Gross profit ...........................    148,243    156,349    162,517    175,091    642,200
Net income .............................     41,172     38,786     43,192     50,621    173,771
Earnings per share:
    Basic ..............................        .24        .22        .24        .29        .99
    Diluted ............................        .23        .22        .24        .28        .98

1999
Net sales ..............................   $192,909   $201,459   $209,691   $223,843   $827,902
Gross profit ...........................    131,885    137,693    143,552    155,343    568,473
Net income .............................     34,391     37,150     38,342     15,143    125,026
Earnings per share:
    Basic ..............................        .20        .21        .22        .09        .72
    Diluted ............................        .19        .21        .22        .09        .71

1998
Net sales ..............................   $161,588   $169,967   $174,142   $200,453   $706,150
Gross profit ...........................    110,588    116,060    118,911    136,290    481,849
Net income .............................     29,775     31,248     32,040     34,796    127,859
Earnings per share:
    Basic ..............................        .17        .18        .19        .20        .74
    Diluted ............................        .17        .18        .19        .20        .73

o All per share data have been adjusted to give retroactive effect to the three-for-two stock split declared on July 6, 2000.

o All quarterly financial information for periods prior to December 16, 1999 have been restated to reflect the merger with 3i, which has been accounted for as a pooling-of-interests.

o The operating results for the second quarter of fiscal 2000 were adversely impacted by a $9 million special charge related to the final determination of the interest element of the final Orthofix judgment.

o The operating results for the third quarter of fiscal 2000 were adversely impacted by a $2.7 million special charge relating to the closing of the merger with 3i.

o The operating results for the fourth quarter of fiscal 1999 were adversely impacted by a $55 million special charge related to the appellate court's decision against the Company in the Orthofix litigation and positively impacted by a $6.5 million special credit which represented 3i's share of certain litigation proceeds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.
        (1)    FINANCIAL STATEMENTS:
               Report of Independent Accountants
               Consolidated Balance Sheets as of May 31, 2000 and 1999 Consolidated Statements of Income for the years ended May 31,
                    2000, 1999 and 1998
               Consolidated Statements of Shareholders' Equity for the
                    years ended May 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for the years ended May 31,
                    2000, 1999 and 1998
               Notes to Consolidated Financial Statements

        (2)    FINANCIAL STATEMENT SCHEDULE:
               Schedule II - Valuation and Qualifying Accounts

        (3)    EXHIBITS:
               Refer to the Index to Exhibits on p. 47.

    (b) REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2000.

                                  BIOMET, INC.

                  By: /s/   DANE A. MILLER
                     -----------------------------------------
                     Dane A. Miller
                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 8, 2000.


                  By: /s/ NILES L. NOBLITT
                     -----------------------------------------
                     Niles L. Noblitt, Director

                  By: /s/ DANE A. MILLER
                     -----------------------------------------
                     Dane A. Miller, Director (Principal
                     Executive Officer)

                  By: /s/ JERRY L. FERGUSON
                     -----------------------------------------
                     Jerry L. Ferguson, Director

                  By: /s/ M. RAY HARROFF
                     -----------------------------------------
                     M. Ray Harroff, Director

                  By: /s/ KENNETH V. MILLER
                     -----------------------------------------
                     Kenneth V. Miller, Director

                  By: /s/ JERRY L. MILLER
                     -----------------------------------------
                     Jerry L. Miller, Director

                  By: /s/ L. GENE TANNER
                     -----------------------------------------
                     L. Gene Tanner, Director

                  By: /s/ THOMAS F. KEARNS, JR
                     -----------------------------------------
                     Thomas F. Kearns, Jr., Director



                  By: /s/ CHARLES E. NIEMIER
                     -----------------------------------------
                     Charles E. Niemier, Director



                  By: /s/ DANIEL P. HANN
                     -----------------------------------------
                     Daniel P. Hann, Director



                  By: /s/ MARILYN TUCKER QUAYLE
                     -----------------------------------------
                     Marilyn Tucker Quayle, Director



                  By: /s/ C. SCOTT HARRISON
                     -----------------------------------------
                     C. Scott Harrison, Director



                  By: /s/ PROF. DR. BERNHARD SCHEUBLE
                     -----------------------------------------
                     Prof. Dr. Bernhard Scheuble, Director



                  By: /s/ GREGORY D. HARTMAN
                     -----------------------------------------
                     Gregory D. Hartman, Vice President -
                     Finance (Principal Financial Officer)



                  By: /s/ JAMES W. HALLER
                     -----------------------------------------
                     James W. Haller, Controller
                     (Principal Accounting Officer)

                                  BIOMET, INC.

                                    FORM 10-K

                                  MAY 31, 2000

                                INDEX TO EXHIBITS

NUMBER ASSIGNED
IN REGULATION S-K, ITEM 601     TITLE OF EXHIBITS



          (2)       No exhibit

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

               3.3 Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by reference to Exhibit
                    3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No. 12515).

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

               4.2 Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K current Report dated December 16, 1999, File No. 0-12515).

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

               10.5 401(k) Profit Sharing Plan filed January 19,1996.
                    (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

               10.6 Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option
                    Plan adopted August 3, 1998. (Incorporated by reference to
                    Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515.)

          (11)      No exhibit.

          (12)      No exhibit.

          (13)      No exhibit.

          (16)      No exhibit.

          (18)      No exhibit.

          (21) 21.1 Subsidiaries of the Registrant.

          (22)      No exhibit.

          (23) 23.1 Consent of PricewaterhouseCoopers LLP

          (24)      No exhibit.

          (27) 27.1 Financial Data Schedule.

          (99)      No exhibit.