Form 10-Q
period 2000-08-31
BIOMET INC
filed 2000-10-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2000.

 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _______________.

Commission file Number 0-12515.

BIOMET, INC.
(Exact name of registrant as specified in its charter)

Indiana                                                      35-1418342
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

56 East Bell Drive, Warsaw, Indiana  46582
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

As of August 31, 2000, the registrant had 178,293,536 common shares outstanding.


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 10

    Part II.   Other Information                                            11

    Signatures                                                              12

    Index to Exhibits                                                       13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2000 and May 31, 2000
(in thousands)

ASSETS
                                                 August 31,         May 31,
                                                    2000              2000
                                                 ----------         -------
Current assets:
  Cash and cash equivalents                     $  254,269       $  213,606
  Investments                                       14,805           34,129
  Accounts and notes receivable, net               244,696          249,792
  Inventories                                      248,871          240,162
  Deferred income taxes                             25,811           25,811
  Prepaid expenses and other                        29,610           26,128
                                                 ---------        ---------
      Total current assets                         818,062          789,628
                                                 ---------        ---------
Property, plant and equipment, at cost             306,858          299,294
    Less, Accumulated depreciation                 121,597          116,037
                                                 ---------        ---------
      Property, plant and equipment, net           185,261          183,257
                                                 ---------        ---------
Investments                                        179,581          159,533
Intangible assets, net                               8,505            9,100
Excess acquisition costs over fair value
  of acquired net assets, net                       59,764           60,654
Other assets                                        18,633           16,276
                                                 ---------        ---------
Total assets                                    $1,269,806       $1,218,448
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2000 and May 31, 2000
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    2000              2000
                                                  ----------         -------
Current liabilities:
  Short-term borrowings                          $   75,403       $   70,546
  Accounts payable                                   19,265           25,612
  Accrued income taxes                               31,388           17,288
  Accrued wages and commissions                      22,319           24,224
  Other accrued expenses                             42,078           43,773
                                                  ---------        ---------
     Total current liabilities                      190,453          181,443

Long-term liabilities:
  Deferred federal income taxes                       7,426            5,386
  Other liabilities                                     426              423
                                                  ---------        ---------
     Total liabilities                              198,305          187,252
                                                  ---------        ---------
Minority interest                                    89,134           87,873
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                      92,270           85,086
  Additional paid-in capital                         41,451           41,451
  Retained earnings                                 895,445          866,011
  Accumulated other comprehensive loss              (46,799)         (49,225)
                                                  ---------        ---------
     Total shareholders' equity                     982,367          943,323
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,269,806       $1,218,448
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2000 and 1999
(in thousands, except per share amounts)

                                                    2000               1999
                                                    ----               ----

Net sales                                         $230,257           $212,709

Cost of sales                                       67,291             64,466
                                                   -------            -------
  Gross profit                                     162,966            148,243

Selling, general and
  administrative expenses                           82,934             74,821
Research and development expense                     9,864              9,427
                                                   -------            -------
  Operating income                                  70,168             63,995

Other income, net                                    5,470              2,618
                                                   -------            -------
  Income before income taxes
    and minority interest                           75,638             66,613

Provision for income taxes                          25,950             24,025
                                                   -------            -------
  Income before minority interest                   49,688             42,588

Minority interest                                    1,261              1,416
                                                   -------            -------
  Net income                                      $ 48,427           $ 41,172
                                                   =======            =======
Earnings per share:
    Basic                                            $ .27              $ .24
                                                      ====               ====
    Diluted                                          $ .27              $ .23
                                                      ====               ====
Shares used in the computation of earnings per share:
    Basic                                          177,970            175,041
                                                   =======            =======
    Diluted                                        179,908            177,861
                                                   =======            =======
Cash dividends per common share                      $ .11              $ .09
                                                      ====               ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2000 and 1999
(in thousands)

                                                          2000          1999
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 48,427      $ 41,172
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         7,262         6,293
      Amortization                                         1,854         2,055
      Gain on sale of investments, net                      (244)         (139)
      Minority interest                                    1,261         1,416
      Deferred federal income taxes                          (90)          (90)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                 5,624        (5,080)
        Inventories                                       (8,508)       (5,736)
        Prepaid expenses and other                        (3,221)          596
        Accounts payable                                  (6,944)        2,611
        Accrued income taxes                              11,590        11,119
        Accrued wages and commissions                     (1,905)       (1,729)
        Other accrued expenses                            (2,077)        2,268
                                                         -------        ------
        Net cash from operating activities                53,029        54,756
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       24,645         5,890
  Purchases of investments                               (20,512)       (5,965)
  Capital expenditures                                    (8,621)      (11,117)
  Acquisitions, net of cash acquired                          --        (3,733)
  Other                                                     (839)       (1,397)
                                                         -------        ------
        Net cash used in investing activities             (5,327)      (16,322)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   4,016         9,212
  Issuance of common shares                                7,184         2,092
  Cash dividends                                         (18,993)      (15,786)
                                                         -------        ------
        Net cash used in financing activities             (7,793)       (4,482)
                                                         -------        ------
Effect of exchange rate changes on cash                      754        (3,119)
                                                         -------        ------
Increase in cash and cash equivalents                     40,663        30,833
Cash and cash equivalents, beginning of year             213,606       132,081
                                                         -------       -------
Cash and cash equivalents, end of period                $254,269      $162,914
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on From 10-K for the fiscal year ended May 31, 2000.

The accompanying consolidated balance sheet at May 31, 2000, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Company has one reportable segment, musculoskeletal products, which includes designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, AOA softgoods products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and other. Other geographic markets include Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31:

                                2000         1999
                                ----         ----
                                  (in thousands)

        Reconstructive        $142,092     $133,078
        Fixation                46,531       42,034
        Spinal products         14,109       12,168
        Other                   27,525       25,429
                               -------      -------
                              $230,257     $212,709
                               =======      =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended August 31, 2000 and 1999 was $2,426 and $(2,883), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 2000 and 1999 was $50,853 and $38,289, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2000 and May 31, 2000 are as  follows:

                                August 31,      May 31,
                                   2000           2000
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 27,663      $ 28,511
        Work-in-process            28,452        28,962
        Finished goods            103,010       101,307
        Consigned inventory        89,746        81,382
                                  -------       -------
                                 $248,871      $240,162
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2000, the Company issued 640,308 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $7,183,429. On July 6, 2000, the Company announced a three-for-two stock split payable August 8, 2000 to shareholders of record July 18, 2000. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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

NOTE 8:     SUBSEQUENT EVENT.

On September 25, 2000, the Company announced the acquisition of Biolectron, Inc. for $90 million in cash. The acquisition will be accounted for as a purchase transaction.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 2000

The Company's cash and investments increased $41,387,000 to $448,655,000 at August 31, 2000, despite the $18,993,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $53,029,000 for the first three months of fiscal 2001 compared to $54,756,000 in 2000. The primary sources of fiscal year 2001 cash flows from operating activities were net income and an increase in accrued income taxes. Accrued income taxes increased in the first quarter because there is no federal tax estimate due in the first quarter.

Cash flows used in investing activities were $5,327,000 for the first three months of fiscal 2001 compared to a use of $16,322,000 in 2000. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and purchases of capital equipment.

Cash flows used in financing activities were $7,793,000 for the first three months of fiscal 2001 compared to a use of $4,482,000 in 2000. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from exercise of common stock options by Team Members. In July 2000, the Company's Board of Directors declared a cash dividend of eleven cents ($.11) per share payable to shareholders of record at the close of business on July 10, 2000.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any. The Company financed the acquisition of Biolectron, Inc. through available cash reserves.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999

Net sales increased 8% to $230,257,000 for the three-month period ended August 31, 2000, from $212,709,000 for the same period last year. Excluding the impact of foreign currency and discontinued products, which reduced first quarter sales by $7 million and $2 million respectively, net sales increased 12% during the first quarter of fiscal year 2001. The discontinued product line, which did not meaningfully contribute to the Company's operating income, is associated with Biomet's 3i division and its June 1, 2000 termination of a distribution agreement with W. L. Gore & Associates. The product line represented regenerative and non-regenerative membranes utilized in dental reconstructive procedures. The Company's U.S.-based revenue increased 10% to $157,614,000 during the first three months of fiscal 2001, while foreign sales increased 4% to $72,643,000. Excluding the negative foreign exchange adjustment, foreign sales in local currencies increased 15%. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 2001 were $142,092,000, representing a 7% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee, the Ascent Total Knee System and 3i's dental reconstructive implants. Sales of fixation products were $46,531,000 for the first three months of fiscal 2001, representing an 11% increase as compared to the same period in 2000. Sales of spinal products were $14,109,000 for the first three months of fiscal 2001, representing a 16% increase as compared to the same period in 2000. The Company's sales of other products totaled $27,525,000, representing an 8% increase over the first three months of fiscal year 2000, primarily as a result of increased sales of softgood and Arthroscopy products. The sale of many of the Company's musculoskeletal products are elective surgery-related and accordingly are influenced by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season.

Cost of sales decreased as a percentage of net sales to 29.2% for the first three months of fiscal 2001 from 30.3% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Selling, general and administrative expenses as a percentage of net sales increased to 36.0% compared to 35.2% for the first quarter last year. This increase in the percentage is a result of acquisitions of international distributors and a sequential reduction in sales from the fourth quarter of fiscal 2000 to the first quarter of fiscal 2001. Research and development expenditures increased during the first three months to $9,864,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 10% from $63,995,000 for the first three months of fiscal 2000, to $70,168,000 for the first three months of fiscal 2001. Other income increased 109% resulting from the increase in the Company's investable cash. The effective income tax rate decreased to 34.3% for the first quarter of fiscal year 2001 from 36.1% last year primarily as a result of certain operating unit realignments both in the United States and internationally and as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in an 18% increase in net income to $48,427,000 for the first three months of fiscal 2001 as compared to $41,172,000 for the same period in fiscal 2000. Basic earnings per share increased 13%, from $.24 to $.27 for the periods presented, while diluted earnings per share increased 17%, from $.23 to $.27 for the periods presented.

SUBSEQUENT EVENT.

On September 25, 2000, the Company announced the acquisition of Biolectron, Inc. for $90 million in cash. The acquisition will be accounted for as a purchase transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.

On August 27, 1999, the United States District Court for the Southern District of Florida (the "District Court") entered a final judgment of $53,530 against the Company in the Raymond G. Tronzo ("Tronzo") case. In January 1996, a jury returned a verdict in a patent infringement matter in favor of Tronzo which was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for further consideration on the state law claims only. Tronzo has appealed the District Court's final judgment with the Federal Circuit and the Federal Circuit heard oral arguments of July 7, 2000. Management expects a decision from the Federal Circuit within the next several months and believes the Company should continue to prevail in this case.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 16,
2000.

At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2003.

Name                           Votes For     Votes Withheld

Dane A. Miller, Ph. D.        119,482,708     24,916,740
Jerry L. Miller               136,329,325      7,582,132
Thomas F. Kearns, Jr.         136,442,976      7,469,982
Daniel P. Hann                136,457,491      7,453,960

The following directors will continue in office until their term expires at the 2001 Annual meeting of shareholders: M. Ray Harroff, Jerry L. Miller, Charles E. Niemier, and Prof. Dr. Bernhard Scheuble.

The following directors will continue in office until their term expires at the 2002 Annual meeting of shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.


2. The selection of PricewaterhouseCoopers LLP as certified public accountants for the Company for the fiscal year ending May 31, 2001 was ratified by the shareholders, as follows: Votes For - 142,871,454; Votes Against - 376,270; and Abstentions and Broker Non-Votes - 566,859.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  10/12/2000                    BY: /s/  GREGORY D. HARTMAN
       ----------                        -------------------------
                                         Gregory D. Hartman
                                         Senior Vice President - Finance
                                         (Principal Financial Officer)

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