Form 10-Q
period 2000-11-30
BIOMET INC
filed 2001-01-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2000.

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

As of November 30, 2000, the registrant had 178,687,668 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2000 and May 31, 2000
(in thousands)

ASSETS
                                               November 30,        May 31,
                                                   2000             2000
                                               ------------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  166,885       $  213,606
  Investments                                       14,022           34,129
  Accounts and notes receivable, net               267,607          249,792
  Inventories                                      254,447          240,162
  Deferred income taxes                             32,801           25,811
  Prepaid expenses and other                        32,830           26,128
                                                 ---------        ---------
      Total current assets                         768,592          789,628
                                                 ---------        ---------
Property, plant and equipment, at cost             309,563          299,294
    Less, Accumulated depreciation                 127,279          116,037
                                                 ---------        ---------
      Property, plant and equipment, net           182,284          183,257
                                                 ---------        ---------
Investments                                        183,808          159,533
Intangible assets, net                               9,149            9,100
Excess acquisition costs over fair value
  of acquired net assets, net                      137,815           60,654
Other assets                                        17,589           16,276
                                                 ---------        ---------
Total assets                                    $1,299,237       $1,218,448
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2000 and May 31, 2000
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                November 31,        May 31,
                                                    2000             2000
                                                ------------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $   68,985       $   70,546
  Accounts payable                                   20,979           25,612
  Accrued income taxes                               10,755           17,288
  Accrued wages and commissions                      26,735           24,224
  Other accrued expenses                             50,780           43,773
                                                  ---------        ---------
     Total current liabilities                      178,234          181,443

Long-term liabilities:
  Deferred federal income taxes                       6,118            5,386
  Other liabilities                                     415              423
                                                  ---------        ---------
     Total liabilities                              184,767          187,252
                                                  ---------        ---------
Minority interest                                    90,344           87,873
                                                  ---------        ---------

Contingencies (Note 8)

Shareholders' equity:
  Common shares                                      98,658           85,086
  Additional paid-in capital                         41,451           41,451
  Retained earnings                                 947,243          866,011
  Accumulated other comprehensive loss              (63,226)         (49,225)
                                                  ---------        ---------
     Total shareholders' equity                   1,024,126          943,323
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,299,237       $1,218,448
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2000 and 1999 (Unaudited, in thousands, except per share data)

                                    Six Months Ended      Three Months Ended
                                       November 30,           November 30,
                                    ----------------       ------------------
                                    2000        1999        2000        1999
                                    ----        ----        ----        ----

Net sales                         $473,716    $437,456    $243,459    $224,747

Cost of sales                      137,416     132,864      70,125      68,398
                                   -------     -------     -------     -------
  Gross profit                     336,300     304,592     173,334     156,349

Selling, general and
  administrative expenses          170,114     153,014      87,180      78,193
Research and development expense    20,159      18,575      10,295       9,148
Special charge                          --       9,000          --       9,000
                                   -------     -------     -------     -------
  Operating income                 146,027     124,003      75,859      60,008

Other income, net                   10,181       7,028       4,711       4,410
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          156,208     131,031      80,570      64,418

Provision for income taxes          53,512      47,812      27,562      23,787
                                   -------     -------     -------     -------
  Income before minority interest  102,696      83,219      53,008      40,631

Minority interest                    2,471       3,261       1,210       1,845
                                   -------     -------     -------     -------
  Net income                      $100,225    $ 79,958    $ 51,798    $ 38,786
                                   =======     =======     =======     =======
Earnings per share:
  Basic                               $.56        $.46        $.29        $.22
                                      ====        ====        ====        ====
  Diluted                             $.56        $.45        $.29        $.22
                                      ====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            178,256     175,139     178,486     175,236
                                   =======     =======     =======     =======
  Diluted                          180,086     178,199     180,472     177,749
                                   =======     =======     =======     =======
Cash dividends per common share       $.11        $.09        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2000 and 1999
(Unaudited, in thousands)

                                                          2000          1999
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $100,225      $ 79,958
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        14,652        13,371
      Amortization                                         5,745         4,828
      Gain on sale of investments, net                    (1,284)         (432)
      Minority interest                                    2,471         3,261
      Deferred federal income taxes                         (909)         (181)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (8,407)      (10,079)
        Inventories                                      (17,252)      (15,234)
        Prepaid expenses and other                        (9,803)       (2,206)
        Accounts payable                                  (3,182)         (159)
        Accrued income taxes                              (3,209)       (7,029)
        Accrued wages and commissions                      1,185            20
        Other accrued expenses                             3,902        12,760
                                                         -------        ------
        Net cash from operating activities                84,134        78,878
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       33,742         7,323
  Purchases of investments                               (35,817)      (13,288)
  Capital expenditures                                   (16,434)      (21,723)
  Acquisitions, net of cash acquired                     (90,602)      (13,530)
  Other                                                   (2,061)       (3,098)
                                                         -------        ------
        Net cash used in investing activities           (111,172)      (44,316)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net      (11,369)       20,647
  Issuance of common shares                               13,571         2,438
  Cash dividends                                         (18,993)      (15,785)
                                                         -------        ------
        Net cash from (used in) financing activities     (16,791)        7,300
                                                         -------        ------
Effect of exchange rate changes on cash                   (2,892)       (2,879)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents         (46,721)       38,983
Cash and cash equivalents, beginning of year             213,606       132,081
                                                         -------       -------
Cash and cash equivalents, end of period                $166,885      $171,064
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

The accompanying consolidated balance sheet at May 31, 2000, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Company has one reportable segment, musculoskeletal products, which includes designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, AOA's softgood products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and other. Other geographic markets include Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the six and three months ended November 30:

                                Six Months Ended          Three Months Ended
                                  November 30,               November 30,
                                ----------------          ------------------
                                2000        1999           2000        1999
                                ----        ----           ----        ----
                                               (in thousands)

     Reconstructive           $287,893    $275,910       $145,801    $142,832
     Fixation                   94,755      85,363         48,224      43,329
     Spinal products            35,801      25,119         21,692      12,951
     Other                      55,267      51,064         27,742      25,635
                               -------     -------        -------     -------
                              $473,716    $437,456       $243,459    $224,747
                               =======     =======        =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended November 30, 2000 and 1999 was $(16,427,000) and $(1,736,000), respectively. Other comprehensive income (loss) for the six months ended November 30, 2000 and 1999 was ($14,001,000) and $(4,897,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2000 and 1999 was $35,371,000 and $37,050,000, respectively. Total comprehensive income for the six months ended November 30, 2000 and 1999 was $86,224,000 and $75,061,000,
respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 2000 and May 31, 2000 are as  follows:

                               November 30,      May 31,
                                  2000            2000
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 28,301       $ 28,511
        Work-in-process            31,126         28,962
        Finished goods            100,812        101,307
        Consigned inventory        94,208         81,382
                                  -------        -------
                                 $254,447       $240,162
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 2000, the Company issued 1,034,441 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $13,571,225. On July 6, 2000, the Company announced a three-for-two stock split payable August 8, 2000 to shareholders of record July 18, 2000. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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

NOTE 7:     ACQUISITIONS.

On September 25, 2000, the Company through its EBI subsidiary acquired Biolectron, Inc. for $90 million in cash. Biolectron's products principally address the spinal fusion, fracture healing and arthroscopy market segments. The Company accounted for this acquisition as a purchase. Management has not completed its final analysis of the allocation of the purchase price, but anticipates that the average life expectancy of these intangibles will be approximately 18 years.

The Company also purchased one of its foreign distributors during the quarter for $2.3 million cash. The Company accounted for this acquisition as a purchase and recorded approximately $2 million of goodwill.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 2000

The Company's cash and investments decreased $42,553,000 to $364,700,000 at November 30, 2000, which includes the $18,993,000 cash dividend paid during the first quarter and the $102,700,000 paid for acquisitions and debt payoff from the acquired companies.

Cash flows provided by operating activities were $84,134,000 for the first six months of fiscal 2001 compared to $78,878,000 in 2000. Net income plus depreciation and amortization were the principal sources of cash from operating activities, offset by increases in accounts receivable, inventories and prepaid expenses and other assets.

Cash flows used in investing activities were $111,172,000 for the first six months of fiscal 2001 compared to a use of $44,316,000 in 2000. The primary use of cash flows for investing activities were purchases of investments, purchases of capital equipment and business acquisitions offset by sales and maturities of investments.

Cash flows used in financing activities were $16,791,000 for the first six months of fiscal 2001 compared to a source of $7,300,000 in 2000. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter and debt payoff from acquired companies while the primary source of cash flows from financing activities was from cash receipts from stock option exercises.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and potential business acquisitions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999

Net sales increased 8% to $473,716,000 for the six-month period ended November
30, 2000, from $437,456,000 for the same period last year.   Excluding the
impact of foreign currency and discontinued products, which reduced the first six months sales by $18 million and $4.4 million, respectively, net sales increased 13% during the first six months of fiscal year 2001. The discontinued product line, which did not meaningfully contribute to the Company's operating income, is associated with the Company's 3i division and its June 1, 2000 termination of a distribution agreement with W. L. Gore & Associates. The product line represented regenerative and non-regenerative membranes utilized in dental reconstructive procedures. The Company's U.S.-based revenue increased 13% to $331,392,000 during the first six months, while foreign sales decreased 1.4% to $142,324,000. Excluding the negative foreign exchange adjustment and discontinued products, domestic sales increased 14%, while foreign sales in local currencies increased 12%. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 2001 were $287,893,000, representing a 4% increase compared to the first six months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee, the Ascent Total Knee System and 3i's dental reconstructive implants. Sales of fixation products were $94,755,000 for the first six months of fiscal 2001, representing an 11% increase as compared to the same period in 2000. Sales of spinal products were $35,801,000 for the first six months of fiscal 2001, representing a 43% increase as compared to the same period in 2000. Sales of spinal hardware contributed to this increase. Increases in both fixation and spinal products were positively influenced by the acquisition of Biolectron in September of this quarter. The Company's sales of other products totaled $55,267,000, representing an 8% increase over the first six months of fiscal year 2000, primarily as a result of increased sales of AOA's softgood products and Arthrotek's arthroscopy products.

Cost of sales decreased as a percentage of net sales to 29.0% for the first six months of fiscal 2001 from 30.4% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Excluding the $9 million non-recurring charge for the final resolution of outstanding litigation matters during the second quarter of last year, selling, general and administrative expenses as a percentage of net sales increased slightly from 35.0% for the first six months of last year to 35.9% for the current six month period. This increase in the percentage is a result of acquisitions of international distributors. Research and development expenditures increased during the first six months to $20,159,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 18% (10% excluding last year's special charge) to $146,027,000 for the first six months of fiscal 2001. Other income increased 45% resulting from the increase in the Company's investable cash and higher investment yields. The effective income tax rate decreased to 34.3% for the first six months of fiscal year 2001 from 36.5% last year primarily as a result of certain operating unit realignments both in the United States and internationally and as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 25% increase in net income (17% excluding last year's special charge) to $100,225,000 from $79,958,000 for the first six months of fiscal 2001 as compared to the same period in fiscal 2001. Basic earnings per share increased 22% (14% excluding last year's special charge), from $.46 to $.56 for the periods presented, while diluted earnings per share increased 24% (17% excluding last year's special charge), from $.45 to $.56 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

Net sales increased 8% to $243,459,000 for the second quarter of fiscal 2001, as compared to $224,747,000 for the same period last year. Excluding the impact of foreign currency and discontinued products, which reduced the second quarter sales by $11 million and $2.4 million, respectively, net sales increased 14% during the first six months of fiscal year 2001. Operating income increased 26% (10% excluding last year's special charge) from $60,008,000 for the second quarter of fiscal 2000, to $75,859,000 for the second quarter of fiscal 2001. During the second quarter, net income increased 34% (16% excluding last year's special charge) to $51,798,000 as compared to $38,786,000 for the same period last year. Basic and diluted earnings per share increased 32% (16% excluding last year's special charge), from $.22 to $.29 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

ACQUISITION

As discussed in Note 7 of the Notes to Consolidated Financial Statements, on September 25, 2000, the Company acquired Biolectron, Inc..

NEW ACCOUNTING STANDARDS

Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" (SAB 101), provides guidance in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B, an amendment to SAB 101 which delays the implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K.
          A report on Form 8-K was filed October 6, 2000 with respect to item 5 of that form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:   1/12/2001              BY: /s/  GREGORY D. HARTMAN
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

(99)                   No exhibit.