Form 10-Q
period 2001-02-28
BIOMET INC
filed 2001-04-17
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 2001.

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

As of February 28, 2001, the registrant had 178,943,519 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2001 and May 31, 2000
(in thousands)

ASSETS
                                               February 28,        May 31,
                                                   2001             2000
                                               ------------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  203,173       $  213,606
  Investments                                       12,857           34,129
  Accounts and notes receivable, net               304,392          249,792
  Inventories                                      271,221          240,162
  Deferred income taxes                             32,801           25,811
  Prepaid expenses and other                        31,423           26,128
                                                 ---------        ---------
      Total current assets                         855,867          789,628
                                                 ---------        ---------
Property, plant and equipment, at cost             324,666          299,294
    Less, Accumulated depreciation                 137,566          116,037
                                                 ---------        ---------
      Property, plant and equipment, net           187,100          183,257
                                                 ---------        ---------
Investments                                        195,193          159,533
Intangible assets, net                              10,675            9,100
Excess acquisition costs over fair value
  of acquired net assets, net                      142,311           60,654
Other assets                                        16,961           16,276
                                                 ---------        ---------
Total assets                                    $1,408,107       $1,218,448
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2001 and May 31, 2000
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                February 28,        May 31,
                                                    2001             2000
                                                ------------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $   71,967       $   70,546
  Accounts payable                                   20,916           25,612
  Accrued income taxes                               13,898           17,288
  Accrued wages and commissions                      29,730           24,224
  Other accrued expenses                             84,628           43,773
                                                  ---------        ---------
     Total current liabilities                      221,139          181,443

Long-term liabilities:
  Deferred federal income taxes                       7,409            5,386
  Other liabilities                                     425              423
                                                  ---------        ---------
     Total liabilities                              228,973          187,252
                                                  ---------        ---------
Minority interest                                    92,625           87,873
                                                  ---------        ---------

Contingencies (Note 8)

Shareholders' equity:
  Common shares                                     101,557           85,086
  Additional paid-in capital                         41,451           41,451
  Retained earnings                                 985,447          866,011
  Accumulated other comprehensive loss              (41,946)         (49,225)
                                                  ---------        ---------
     Total shareholders' equity                   1,086,509          943,323
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,408,107       $1,218,448
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 2001 and February 29, 2000
(Unaudited, in thousands, except per share data)

                                    Nine Months Ended      Three Months Ended
                                    -----------------      ------------------
                                    2001        2000        2001        2000
                                    ----        ----        ----        ----

Net sales                         $739,992    $670,366    $266,276    $232,910

Cost of sales                      211,571     203,256      74,155      70,393
                                   -------     -------     -------     -------
  Gross profit                     528,421     467,110     192,121     162,517

Selling, general and
  administrative expenses          267,089     236,807      96,975      83,792
Research and development expense    31,533      29,534      11,374      10,959
Special charge                      26,100      11,700      26,100       2,700
                                   -------     -------     -------     -------
  Operating income                 203,699     189,069      57,672      65,066

Other income, net                   14,107      11,923       3,926       4,895
                                   -------     -------     -------     -------
  Income before income taxes
    and minority interest          217,806     200,992      61,598      69,961

Provision for income taxes          74,624      73,129      21,112      25,317
                                   -------     -------     -------     -------
  Income before minority interest  143,182     127,863      40,486      44,644

Minority interest                    4,752       4,713       2,281       1,452
                                   -------     -------     -------     -------
  Net income                      $138,430    $123,150    $ 38,205    $ 43,192
                                   =======     =======     =======     =======
Earnings per share:
  Basic                               $.78        $.70        $.21        $.24
                                      ====        ====        ====        ====
  Diluted                             $.77        $.69        $.21        $.24
                                      ====        ====        ====        ====
Shares used in the computation
  of earnings per share:
  Basic                            178,422     175,736     178,830     176,951
                                   =======     =======     =======     =======
  Diluted                          180,374     178,540     181,020     179,248
                                   =======     =======     =======     =======
Cash dividends per common share       $.11        $.09        $ --        $ --
                                      ====        ====        ====        ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2001 and February 29, 2000
(Unaudited, in thousands)

                                                          2001          2000
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $138,430      $123,150
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        22,704        20,306
      Amortization                                         9,094         6,467
      Gain on sale of investments, net                    (1,783)         (723)
      Minority interest                                    4,752         4,713
      Deferred federal income taxes                         (583)         (272)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (29,348)      (24,194)
        Inventories                                      (26,704)      (25,459)
        Prepaid expenses and other                       (11,323)       (6,179)
        Accounts payable                                  (5,478)          674
        Accrued income taxes                              (5,943)       24,253
        Accrued wages and commissions                      4,179            61
        Other accrued expenses                            33,224       (58,660)
                                                         -------        ------
        Net cash from operating activities               131,221        64,137
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       41,481        19,401
  Purchases of investments                               (54,177)      (28,608)
  Capital expenditures                                   (25,255)      (26,635)
  Acquisitions, net of cash acquired                     (90,602)      (18,142)
  Other                                                   (2,766)       (1,001)
                                                         -------        ------
        Net cash used in investing activities           (131,319)      (54,985)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net      (12,788)       24,980
  Issuance of common shares                               16,471         9,913
  Cash dividends                                         (18,993)      (16,468)
                                                         -------        ------
        Net cash from (used in) financing activities     (15,310)       18,425
                                                         -------        ------
Effect of exchange rate changes on cash                    4,975        (3,456)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents         (10,433)       24,121
Cash and cash equivalents, beginning of year             213,606       132,081
                                                         -------       -------
Cash and cash equivalents, end of period                $203,173      $156,202
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

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

Net sales of musculoskeletal products by product category are as follows for the nine and three months ended February 28, 2001 and February 29, 2000:

                                Nine Months Ended         Three Months Ended
                                -----------------         ------------------
                                2001        2000           2001        2000
                                ----        ----           ----        ----
                                               (in thousands)

     Reconstructive           $446,548    $422,738       $158,655    $146,828
     Fixation                  147,304     131,563         52,549      46,200
     Spinal products            62,230      38,571         26,429      13,452
     Other                      83,910      77,494         28,643      26,430
                               -------     -------        -------     -------
                              $739,992    $670,366       $266,276    $232,910
                               =======     =======        =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended February 28, 2001 and February 29, 2000 was $21,280,000 and $(13,438,000), respectively. Other comprehensive income (loss) for the nine months ended February 28, 2001 and February 29, 2000 was $7,279,000 and $(17,451,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 2001 and February 29, 2000 was $59,485,000 and $29,754,000, respectively. Total comprehensive income for the nine months ended February 28, 2001 and February 29, 2000 was $145,709,000 and $105,699,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at February 28, 2001 and May 31, 2000 are as  follows:

                               February 28,      May 31,
                                  2001            2000
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 28,109       $ 28,511
        Work-in-process            31,641         28,962
        Finished goods            108,695        101,307
        Consigned inventory       102,776         81,382
                                  -------        -------
                                 $271,221       $240,162
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 2001, the Company issued 1,290,292 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $16,471,000. On July 6, 2000, the Company announced a three-for-two stock split payable August 8, 2000 to shareholders of record July 18, 2000. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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


NOTE 8:     CONTINGENCIES.

On January 18, 2001, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reinstated a $20 million punitive damages award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida (the "District Court") while affirming the compensatory damage award of $520. In its decision in this matter, the District Court had reduced the punitive damage award to $52,000. The Federal Circuit's decision was based principally on procedural grounds, and concluded a finding that a relationship of 38,000 to 1 between the punitive award and the compensatory award was legally permissible. On March 28, 2001, the Federal Circuit denied the Company's combined petition for panel rehearing and petition for rehearing en banc. The Company believes this result conflicts with controlling law, including decisions of the United States Supreme Court. Accordingly, the Company is seeking review of this case by the United States Supreme Court. It is important to note that this decision does not affect the ongoing sales of any of Biomet's product lines. The Company has recorded a one-time special charge during this quarter of $26.1 million in connection with these damage awards which includes interest and related expenses.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

As discussed in Note 7 of the Notes to Consolidated Financial Statements, on September 25, 2000, the Company acquired Biolectron, Inc. for $90 million in cash. The Company accounted for this acquisition as a purchase and the operating results of Biolectron, Inc. have been consolidated from the date of acquisition.

FINANCIAL CONDITION AS OF FEBRUARY 28, 2001

The Company's cash and investments increased $3,955,000 to $411,223,000 at February 28, 2001, which includes the $18,993,000 cash dividend paid during the first quarter and the $102,700,000 paid for acquisitions and debt payoff from the acquired companies.

Cash flows provided by operating activities were $131,221,000 for the first nine months of fiscal 2001 compared to $64,137,000 in 2000. Net income plus depreciation and amortization and an increase in other accrued expenses were the principal sources of cash from operating activities, offset by increases in accounts receivable, inventories and prepaid expenses and other assets.

Cash flows used in investing activities were $131,319,000 for the first nine months of fiscal 2001 compared to a use of $54,985,000 in 2000. The primary use of cash flows for investing activities were purchases of investments, purchases of capital equipment and business acquisitions offset by sales and maturities of investments.

Cash flows used in financing activities were $15,310,000 for the first nine months of fiscal 2001 compared to a source of $18,425,000 in 2000. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter and debt payoff from acquired companies while the primary source of cash flows from financing activities was from cash receipts from stock option exercises.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and potential business acquisitions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

Net sales increased 10% to $739,992,000 for the nine-month period ended February
28, 2001, from $670,366,000 for the same period last year.   Excluding the
impact of foreign currency and discontinued products, which reduced the first nine months sales by $26 million and $6.7 million, respectively, net sales increased 15% during the first nine months of fiscal year 2001. The discontinued product line, which did not meaningfully contribute to the Company's operating income, is associated with the Company's 3i division and its June 1, 2000 termination of a distribution agreement with W. L. Gore & Associates. The product line represented regenerative and non-regenerative membranes utilized in dental reconstructive procedures. The Company's U.S.-based revenue increased 16% to $518,191,000 during the first nine months, while foreign sales decreased 1.2% to $221,801,000. Excluding the negative foreign exchange adjustment and discontinued products, domestic sales increased 17%, while foreign sales in local currencies increased 12%. Biomet's worldwide sales of reconstructive products during the first nine months of fiscal 2001 were $446,548,000, representing a 6% increase compared to the first nine months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci Unicondylar Knee, the Ascent Total Knee System and 3i's dental reconstructive implants. Sales of fixation products were $147,304,000 for the first nine months of fiscal 2001, representing an 12% increase as compared to the same period in 2000. Sales of spinal products were $62,230,000 for the first nine months of fiscal 2001, representing a 61% increase as compared to the same period in 2000. Sales of spinal hardware contributed to this increase. Increases in both fixation and spinal products were positively influenced by the acquisition of Biolectron in September of this fiscal year. The Company's sales of other products totaled $83,910,000, representing an 8% increase over the first nine months of fiscal year 2000, primarily as a result of increased sales of AOA's softgood products and Arthrotek's arthroscopy products.

Cost of sales decreased as a percentage of net sales to 28.6% for the first nine months of fiscal 2001 from 30.3% last year primarily as a result of increased sales of higher margin products, increased in-house manufacturing efficiencies and improved margins realized through acquisitions of international
distributors.   Excluding the $26.1 million special charge for the Tronzo
litigation this quarter and the $11.7 million special charge for acquisition related expenses and litigation matters during last year, selling, general and administrative expenses as a percentage of net sales increased slightly from 35.3% for the first nine months of last year to 36.1% for the current nine month period. This increase in the percentage is a result of goodwill amortization from the purchase of Biolectron, setting up direct distribution in Japan and acquisitions of international distributors. Research and development expenditures increased during the first nine months to $31,533,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 8% (14% excluding special charges) to $203,699,000 for the first nine months of fiscal 2001. Other income increased 18% resulting from the increase in the Company's investable cash and higher investment yields. The effective income tax rate decreased to 34.3% for the first nine months of fiscal year 2001 from 36.4% last year primarily as a result of certain operating unit realignments both in the United States and internationally and as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 12% increase in net income (19% excluding special charges) to $138,430,000 for the first nine months of fiscal 2001 from $123,150,000 as compared to the same period in fiscal 2000. Basic earnings per share increased 11% (18% excluding special charges), from $.70 to $.78 for the periods presented, while diluted earnings per share increased 12% (18% excluding special charges), from $.69 to $.77 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2000

Net sales increased 14% to $266,276,000 for the second quarter of fiscal 2001, as compared to $232,910,000 for the same period last year. Excluding the impact of foreign currency and discontinued products, which reduced the second quarter sales by $8 million and $2.3 million, respectively, net sales increased 19% during the first nine months of fiscal year 2001. Operating income decreased 11% (increased 24% excluding special charges) from $65,066,000 for the second quarter of fiscal 2000, to $57,672,000 for the second quarter of fiscal 2001. During the second quarter, net income decreased 12% (increased 23% excluding special charges) to $38,205,000 as compared to $43,192,000 for the same period last year. Basic and diluted earnings per share decreased 12% (increased 24% excluding special charges), from $.24 last year to $.21 this year for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

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

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

On January 18, 2001, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reinstated a $20 million punitive damages award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida (the "District Court") while affirming the compensatory damage award of $520. In its decision in this matter, the District Court had reduced the punitive damage award to $52,000. The Federal Circuit's decision was based principally on procedural grounds, and concluded a finding that a relationship of 38,000 to 1 between the punitive award and the compensatory award was legally permissible. On March 28, 2001, the Federal Circuit denied the Company's combined petition for panel rehearing and petition for rehearing en banc. The Company believes this result conflicts with controlling law, including decisions of the United States Supreme Court. Accordingly, the Company is seeking review of this case by the United States Supreme Court. It is important to note that this decision does not affect the ongoing sales of any of Biomet's product lines. The Company has recorded a one-time special charge during this quarter of $26.1 million in connection with these damage awards which includes interest and related expenses.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K.
          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  4/16/2001               BY: /s/  GREGORY D. HARTMAN
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