Form 10-K
period 2001-05-31
BIOMET INC
filed 2001-08-20
CIK 351346

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
        For the fiscal year ended May 31, 2001.
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on July 20, 2001, as reported by the Nasdaq Stock Market, was approximately $7,838,935,024. As of July 20, 2001, there were 269,518,156 Common Shares outstanding. These amounts have been adjusted to reflect the 3-for-2 split of the Company's Common Shares declared on July 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          PARTS OF FORM 10-K
                                                         INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                       IS INCORPORATED
Proxy Statement with respect to the 2001
Annual Meeting of Shareholders of the Registrant              Part III

================================================================================

This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company's products; the Company's intent and ability to expand its operations; assumptions and estimates regarding the size and growth of certain market segments; the Company's ability and intent to expand in key international markets; the anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company's capital resources to meet the needs of its business; the Company's continued investment in new products and technologies; the ultimate marketability of products currently being developed; future declarations of cash dividends and stock splits; the Company's intent and ability to efficiently expand its salesforces; the Company's ability to sustain sales and earnings growth; the Company's goals for sales and earnings growth; the Company's success in achieving timely approval of its products with domestic and foreign regulatory entities; and the Company's ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet"), and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal products, bone cements and accessories, bone substitute materials, craniomaxillofacial implants and instruments and dental reconstructive implants and associated instrumentation. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 50 locations worldwide.

On September 25, 2000, the Company, through its subsidiary, EBI, L.P. ("EBI"), acquired Biolectron, Inc. ("Biolectron") for $90 million in cash. The Company has accounted for this acquisition as a purchase and the operating results have been consolidated from the date of acquisition.

The Company's principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P.; the Biomet Merck joint venture; Implant Innovations, Inc. ("3i"); Walter Lorenz Surgical, Inc. and Arthrotek, Inc. Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

PRODUCTS

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major product groups: reconstructive devices, fixation products, spinal products and other products. The Company manages its business segment primarily on a geographic basis and has three reportable geographic segments: United States, Europe and Other. Reconstructive devices include knee, hip and shoulder systems, as well as dental reconstructive implants, bone cements and accessories and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation products include internal and external fixation devices, craniomaxillofacial fixation systems and EBI's electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine and spinal fixation systems. The other product sales category includes softgoods and bracing products, arthroscopy products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products.

The following table shows the net sales and percentages of net sales contributed by each of the Company's product groups for each of the three most recent fiscal years ended May 31, 2001.


                               YEARS ENDED MAY 31,
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                         2001                       2000                       1999
                                                PERCENT                    PERCENT                    PERCENT
                                      NET        OF NET          NET        OF NET          NET        OF NET
                                    SALES         SALES        SALES         SALES        SALES         SALES
                               ----------       -------   ----------       -------   ----------       -------
Reconstructive  Devices        $  614,308           59%   $  580,239           63%   $  521,365           63%

Fixation Products                 202,152           20%      180,336           19%      162,825           20%

Spinal Products                    91,103            9%       54,119            6%       45,125            5%

Other Products                    123,100           12%      108,857           12%      101,520           12%
                               ------------------------------------------------------------------------------
Total                          $1,030,663          100%   $  923,551          100%   $  830,835          100%
                               ------------------------------------------------------------------------------


RECONSTRUCTIVE DEVICES

Reconstructive devices are used to replace joints that have deteriorated as a result of disease (principally arthritis and osteoporosis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company's primary reconstructive joints are hips, knees and shoulders, but it produces other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company's reconstructive devices. Additionally, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and hard and soft tissues.

In July 1993, the Company received 510(k) clearance from the United States Food and Drug Administration ("FDA") (see "Government Regulation" section for a general discussion of the regulatory clearance and approval process) for hip, knee and shoulder polyethylene components manufactured according to a patented process and marketed under the trade name "ArCom." ArCom(R) polyethylene components are machined from uniform compression molded bar stock manufactured by the Company or molded directly from ultra-high molecular weight polyethylene resin. The processes used to mold devices and manufacture bar stock are designed to maximize the mechanical and wear properties of the polyethylene-bearing material. In addition, the finished components are packaged in argon, an inert gas, to avoid oxidative degradation during and after sterilization.

       KNEE SYSTEMS. The Maxim(R) Total Knee System, the Company's largest-selling knee system, incorporates cruciate retaining, posterior stabilized and constrained components, and competes in the primary and revision knee market segments.

The Company's AGC(R) Total Knee System, with over 15 years of positive clinical results, is one of the most clinically successful total knee systems in the orthopedic industry. The AGC(R) Total Knee System consists of cobalt chromium alloy femoral and tibial components and polyethylene patella components for patellar resurfacing. AGC(R) knee components are available either with or without a porous titanium alloy surface, which is designed to enhance the attachment of bone or bone cement to the implant surfaces. The Company, with surgeon collaboration, has also developed surgical techniques and supporting implantation instruments for the AGC(R) total knee and its other knee systems. These instruments allow for accurate implantation of the components and improved ligament and tendon balance in the knee.

The Company's offering of knee systems also includes the Repicci II(TM) Unicondylar Knee System, the Company's first device specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure, which can often be performed on an outpatient basis, requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss.

The Company's total knee product line includes the Finn(R) Knee Replacement System. This system offers both resurfacing and segmental component options in a wide range of sizes to address severe bone loss due to a previous total knee failure or tumor resection. During early fiscal year 2002, Biomet Orthopedics plans to release the Biomet(R) Oncology Salvage System ("OSS"). This system, which builds upon the features of the Finn(R) Rotating Hinged Knee, provides modular flexibility while reducing overall inventory demands. The OSS components are designed to be used mainly in instances of severe bone loss or significant soft tissue instability.

The Ascent(TM) Total Knee System incorporates an open box posterior stabilized femoral component with a swept anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patella tracking and reduce lateral release rates. The Ascent(TM) System addresses the needs of both the primary and revision markets. All tibial bearing surfaces are made from the Company's proprietary ArCom(R) polyethylene for optimum wear resistance.

The TRAC(R) Mobile Bearing Knee System, which has been successfully launched in Europe and has completed the patient-enrollment phase of clinical studies in the United States, is a unique knee system utilized primarily in total knee arthroplasty for younger, more active patients. Its patented rotating platform design allows greater anatomic flexibility of the knee.

In late fiscal year 2001, Biomet Orthopedics introduced the Biomet(R) Offset Tibia Tray System. This product is designed to allow a surgeon to fit the tibial component into an abnormally aligned tibia. The Offset Tibia Tray System expands the primary and revision knee replacement capabilities of the Company's
AGC(R), Maxim(R) and Ascent(TM) Knee Systems.

       HIP SYSTEMS. All femoral hip prostheses consist of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Because of variations in human anatomy and differing design preferences among surgeons, femoral prostheses are manufactured by the Company in a variety of sizes and configurations. The Company currently offers over twenty total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company's patented ArCom(R) polyethylene-lined or metal-on-metal acetabular components. Many of the femoral prostheses utilize a porous coating which enhances the attachment of bone and bone cement to the stem.

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

One of Biomet's largest-selling reconstructive hip systems is the Mallory-Head(R) Hip System, which is designed to meet surgeons' needs for both primary and revision total hip arthroplasty. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The goal of each of these primary femoral stems is to allow for proximal loading of the femur to recreate near-normal bone stresses.

The Mallory-Head(R) revision femoral components provide innovative solutions for difficult revision cases, and have demonstrated outstanding clinical results. The Mallory-Head(R) Calcar Replacement Prosthesis is offered in both a one-piece and modular geometry, with design features such as a medial keel, circumferential proximal porous coating and various distal stem lengths. Modularity in the calcar revision prosthesis allows for individual customization at the time of surgical intervention. An optional trochanteric bolt provides additional rotational stability and implant fixation. This system provides the surgeon with intraoperative flexibility to independently size the proximal and distal femur with the appropriate implant size and shape, even in cases of severe bone deficiency. This is accomplished by using interchangeable modular subcomponents.

The Alliance(R) family of hip systems is designed to address the growing trend among hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance(R) family of hip systems includes the Integral(R), Bi-Metric(R), Answer(R), Hip Fracture(TM), Rx90(R), Osteocap RS(R),
Vision(R) and Progressive(TM) Hip Systems. During the second quarter of fiscal year 2002, Biomet Orthopedics plans to introduce a newly designed and integrated instrument set. Exact(TM) Instrumentation was developed to address the needs of today's orthopedic community by promoting intraoperative flexibility and increasing the efficiency, simplicity and consolidation of instrument use.

During fiscal year 2001, the Company launched the M(2)a(TM), metal-on-metal hip system. This hip system combines a cobalt chrome head with a cobalt chrome liner to produce a hip system that could potentially demonstrate less wear debris than conventional systems. In laboratory testing, the M(2)a(TM) System has shown a 20 to 100-fold volumetric reduction in wear compared to conventional polyethylene articulation systems. The M(2)a(TM) System may be utilized on most of Biomet's femoral components and has continued to evolve with the introduction of larger diameter metal-on-metal head components. Another advanced hip articulation being developed by the Company is a ceramic-on-ceramic total hip system, which began the patient-enrollment phase of a clinical trial during the first quarter of fiscal year 2001.

       SHOULDER SYSTEMS. The Company offers several shoulder systems including the Bi-Angular(R)/Bi-Polar Shoulder System. The Bi-Polar humeral head is marketed for use in primary cases of noninflammatory degenerative joint disease, rheumatoid arthritis, correction of severe functional deformity and fracture. The Bi-Angular(R)/Bi-Polar Shoulder System was the first FDA-cleared bi-polar shoulder in the United States. This system will be enhanced through the introduction of the Absolute(TM) Bi-Polar Shoulder in the second quarter of fiscal year 2002.

Since its introduction in 1987, the Bio-Modular(R) Total Shoulder System has proven to be clinically effective and versatile, and is the Company's largest-selling shoulder system. This system was designed to simplify the shoulder replacement procedure and surpass the durability and clinical outcome requirements of previous designs. The Bio-Modular(R) System is scheduled to be expanded during fiscal year 2002 with the addition of increased humeral head styles to address rotator cuff deficiencies and updated instrumentation.

The Copeland(TM) Humeral Resurfacing Head is scheduled to be released in the United States during the first quarter of fiscal year 2002. With 10 years of positive clinical results in the United Kingdom, the Copeland(TM) Head was developed to minimize bone removal in shoulder cases involving adequate bone quality and limited damage from trauma or osteoarthritis to the articular cartilage and joint surface.

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

Recent additions to 3i's offerings of restorative treatment options include the GingiHue(TM) Post and the ZiReal(TM) Post. The GingiHue(TM) Post is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color to approximate the appearance of natural teeth. The ZiReal(TM) Post, introduced during fiscal year 2001, offers a highly aesthetic restorative option. This zirconia-based implant provides the natural translucence of ceramic material, but with greater strength, durability and resistance to cracking than conventional aluminum oxide ceramic abutments. Both of these products may be used with conventional crown and bridge techniques.

3i's Biogran(R) bone graft material is utilized in conjunction with dental implant procedures. This synthetic granular material, which is used to initiate bone growth in areas of defects, transforms into hollow calcium phosphate bone growth chambers. These chambers provide an environment in which osteogenesis (new bone growth) occurs. As the granules resorb, they are replaced by new bone.

The Platelet Concentrate Collection System ("PCCS(TM)"), introduced during fiscal year 2000, is a custom-designed compact centrifuge system for the rapid preparation of autologous platelet concentrate. The PCCS(TM) centrifuge maximizes platelet concentration, yield and viability from a small sample of blood. 3i recently received clearance from the FDA for use of the platelet concentrate in bone grafting procedures.

In April 2001, 3i announced a strategic alliance with Colbar Research & Development, Ltd. ("Colbar") located in Ramat-Hasharon, Israel. Founded in 1994, Colbar is a privately-held company that focuses on the development of biotechnology products. Colbar developed a unique, patented technology for the production of the Ossix(TM) collagen-based product, to which 3i now holds the exclusive worldwide distribution rights. The Ossix(TM) material is a resorbable collagen membrane used in guided bone regeneration, which offers superior handling characteristics and predictable clinical outcomes. The Ossix(TM) membrane resists degradation for a full six months, and then gradually resorbs within eight to ten months.

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

The Company is involved in a variety of research projects involving bone cements and delivery systems. Currently, the Company sells bone cements, such as Palacos(R) Refobacin and Palamed(R) G, principally in Europe. On June 1,
2000, Biomet began selling Palacos(R) Bone Cement in the United States. Additionally, the Company is awaiting FDA clearance for the Generation 4(R)
Bone Cement System. The system provides acrylic bone cement in a pre-packaged, vacuum-sealed pouch--known as the Vac Pac(R)--

Ossix(TM) is a trademark of Colbar Research & Development, Ltd.

for contained mixing and delivery. This patented system is designed to offer the surgeon ease of use, a lower incidence of waste, consistent cement preparation and reduced exposure to irritating monomer vapors.

Bone cements and accessories marketed by the Biomet Merck Joint Venture include the Palamed(R) and Copal(TM) bone cements and the Palamix(R) Bone Cement
Mixing System. Palamed(R) Bone Cement demonstrates improved handling and rapid setting characteristics. Copal(TM) bone cement incorporates a combination of Gentamicin and Clindamicin antibiotics into its formula and is especially effective in revision reconstructive procedures. The Palamix(R) System consists of a pre-packaged bone cement mixing and delivery system for precise application of the cement in reconstructive procedures. The Company also markets the Optivac(R) Vacuum Bone Cement mixing and delivery system. This system provides a simple and effective means for mixing and delivering bone cement to the surgical site. Although it is primarily marketed for use with Palacos(R) Bone Cement, it can be used with other bone cements.

During fiscal year 2002, Biomet Orthopedics plans to launch the Discovery(TM) Elbow System, a total elbow replacement system incorporating the Company's patented ArCom(R) polyethylene in its molded bearing. The hinge mechanism in the Discovery(TM) Elbow reduces the mechanical stresses observed in simple-hinged elbow implants.

FIXATION PRODUCTS

The Company's fixation products include electrical stimulation devices that do not address the spine, external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and certain bone substitute materials.

       ELECTRICAL STIMULATION DEVICES. EBI is the market leader in the electrical stimulation segment of the fixation market. The EBI Bone Healing System(R) is a non-invasive device used in the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. In 1998, the FDA revised the definition of "nonunions," which are now defined as fractures with no visibly progressive signs of healing. Previously, a nonunion could not be established until nine months had elapsed with no signs of healing. In fiscal year 2000, the Health Care Financing Administration ("HCFA") revised its policy covering electrical stimulation therapy for fractures. Previously, HCFA covered electrical stimulation treatment only after six or more months had elapsed without the fracture showing visible signs of healing. This new policy allows for reimbursement for electrical stimulation therapy three months after a fracture has occurred. The non-invasive devices sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudarthrosis.

The EBI Bone Healing System(R) units produce low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect bone cells. EBI's non-invasive stimulator has two components: a treatment head and the control unit. The treatment head contains an electrical coil that is connected to the control unit. The control unit transforms household current or battery power into a predetermined sequence of pulsed currents that are induced into the fracture site through the treatment head, which may be placed over a patient's cast, incorporated into the cast or worn over the skin.

EBI introduced the EBI Bone Healing System(R) Model 2001, a newly-designed, lighter and more patient-friendly model, during the fourth quarter of fiscal year 1999. The EBI Bone Healing System(R) Model 2001 utilizes household current, or a rechargeable power supply, which allows for complete patient ambulation during treatment. This model usually incorporates the treatment coil into the patient's cast, but the coil can be worn over the skin, if required. The coil design is capable of treating the vast majority of nonunion fracture locations. The Model 2001 is a small, lightweight and easy-to-use unit, which was designed to encourage patient compliance and enhance clinical success.

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

EBI's OsteoGen(TM) Totally Implantable Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture. During fiscal year 2001, EBI expanded this product line by launching the OsteoGen D(TM) in both straight and mesh cathodes. This device has dual leads/cathodes and twice as much current as previous models making it a preferred treatment option for large fractures with multiple surface areas.

The Company's acquisition of Biolectron, Inc. in September 2000, added the OrthoPak(R) Bone Growth Stimulation System to EBI's bone growth stimulator line. The OrthoPak(R) System, which was approved by the FDA in 1986, is a small, lightweight non-invasive bone growth stimulator using capacitive coupling technology.

Palacos(R), Palamed(R) and Palamix(R) are registered trademarks of Hereaus Kulzer GmbH.

       EXTERNAL FIXATION DEVICES. External fixation is generally indicated to immobilize fractures when traditional casting is not a viable solution. Since its launch during fiscal year 1996, the DynaFix(R) External Fixation System has received positive market acceptance and it is currently one of the leading external fixation systems in the United States. The DynaFix(R) System is a patented device for use in complicated trauma situations and in certain limb-lengthening and deformity correction applications.

EBI released several new external fixation products in fiscal year 2001. The WristFix(TM) Distal Radius Wrist Fixator is a sterile-packaged, single-use radiolucent fixator designed to address less complicated distal radius fractures. The DynaFix(R) System was expanded by the addition of various new deformity clamps that allow for corrective osteotomies. EBI also introduced the OptiROM(R) Elbow Fixation System, a unilateral system that provides controlled range of motion for treating unstable elbows, and the Vision(TM) System components, which enhance the capabilities of the OptiROM(R) System.

       CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical also offers specialty craniomaxillofacial surgical instruments, Hard Tissue Replacement (HTR(R)) custom craniofacial implants and the Mimix(TM) Bone Substitute Material for use in craniomaxillofacial surgery.

Lorenz Surgical manufactures and markets resorbable plate and screw systems for craniomaxillofacial surgery in the United States, the European community, the Pacific Rim, Canada, South America and South Africa. The LactoSorb(R) Craniomaxillofacial Fixation System is a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R) System is comparable in strength to titanium plating systems at its initial placement and is completely resorbed within 9 to 15 months after implantation. Market response for the LactoSorb(R) System has been positive, especially in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws. Lorenz Surgical intends to continue to expand and enhance its line of LactoSorb(R) Resorbable Implants.

Mimix(TM) Bone Substitute Material is a synthetic tetra-calcium phosphate/tri-calcium phosphate material. This material is most commonly used for the repair of neurosurgical burr holes, craniotomy cuts and other cranial defects, but also can be utilized in the restoration, or augmentation, of bony contours in a craniofacial skeleton. Mimix(TM) Bone Substitute Material offers optimal handling properties and achieves 90% of compressive strength during the first hours of setting. To expand its offerings of biomaterial products, Lorenz Surgical has signed an exclusive distribution agreement to distribute an osteoinductive demineralized bone matrix. This product is expected to be launched during the second quarter of fiscal year 2002.

During fiscal year 2001, Lorenz Surgical extended its comprehensive product line incorporating distraction osteogenesis technologies for the face. These titanium and LactoSorb(R) SE resorbable devices are designed to be utilized in lengthening procedures for pediatric congenital defects of the craniofacial skeleton.

The Lorenz Total TMJ Replacement System ("Lorenz TMJ") is a joint replacement product for the treatment of patients with temporomandibular joint syndrome. This product has received positive market response in Argentina, Australia, Brazil, England, South Africa and Sweden. In the second quarter of fiscal year 2002, the Lorenz TMJ will be introduced in Germany, Italy and Spain. Regulatory approval for the Lorenz TMJ is currently in process in the United States where this product is in the sixth year of a clinical trial approved by the FDA.

Lorenz Surgical anticipates receiving 510(K) clearance from the FDA during fiscal year 2002 to introduce a unique resorbable cranial flap fixation system. This two-sided cranial flap fixation device will incorporate the clinically-proven LactoSorb(R) resorbable material.

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

The Uniflex(TM) Nailing System, which is the Company's largest-selling internal fixation system, addresses a wide range of fractures utilizing one product system. The Uniflex(R) Femoral Nailing System is used for internal fixation of femoral fractures. The flexibility of the system enhances the load transfer to the bone to further aid in the healing of the fracture. The Unifiex(TM) Nailing System also includes tibial and humeral nailing systems. In addition, the S.S.T.(R) Small Bone Locking Nail and the Vector(TM) Intertrochanteric Nail, a compression nailing system, enhance the Company's intramedullary fracture fixation family. Other internal fixation products experiencing attention in the marketplace are the Biomet(R) Ankle Arthrodesis Nail, the Low Profile Tibial Nail and the ReUnite(TM) resorbable products for foot, ankle and hand applications.

The Compression Hip Screw System was designed to provide strong and stable internal fixation for a variety of intertrochanteric, subtrochanteric and basilar neck fractures. The Vari-Angle Hip Fixation System (VHS(R)) is a unique compression hip screw, which allows the hospital to carry less inventory, while providing greater intraoperative selection of the optimum fixation angle. During fiscal year 2001, the Company introduced the VHS(R) Supracondylar Cable Plate, which is designed for internal fixation of distal femoral and subtrochanteric fractures. The BMP(TM) Cable and Cable Plate System are used intraoperatively, often as part of revision hip surgery, to reduce the risk of fracture or to repair existing femoral fractures. System-specific instrumentation for the BMP(TM) Cable System is precise and allows reproducible results. Another addition to the Company's internal fixation product line is the Ally(TM) Monofilament Cerclage System, which offers the surgeon a monofilament wire option for cerclage in fracture repair or revision surgery.

         BONE SUBSTITUTE MATERIALS. When presented with a patient with a bony defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient to use as a graft to induce healing at the site of the defect. Bone substitute materials can eliminate the pain created at the graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications.

The Company is engaged in several bone substitute material projects. Among those projects is Endobon(R) Bone Substitute, a material with interconnecting porosity available in indication-specific shapes. This material is free of organic components due to the sintering process, which converts it into a non-resorbable ceramic material designed for long-term stability after implantation. The Endobon(R) material has regulatory approval in Europe and has been approved for certain dental indications in the United States.

The Company is also developing a resorbable calcium-deficient hydroxyapatite bone substitute material, currently referred to as Biocement D(TM). This material exhibits a slower resorption profile and offers higher strength in comparison to other resorbable compounds. In addition, the Company is developing novel bone graft substitute materials, including Calcigen(TM) S (calcium sulfate) bone substitute and Calcigen(TM) NaP (calcium sodium phosphate) bone substitute. Both products are involved in ongoing pre-clinical studies for orthopedic indications and are not yet approved in the United States. During the third quarter of fiscal year 2001, these bone substitute materials were introduced in Europe and Canada.

SPINAL PRODUCTS

Spinal products include electrical stimulation devices for spinal applications and spinal fixation systems.

       SPINAL FUSION STIMULATION SYSTEMS. Implantable, direct-current electrical stimulation devices provide an adjunct to surgical intervention in the treatment of spinal fusion applications. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. The implantable devices each consist of a generator that provides a constant direct current to a titanium cathode placed where bone growth is required. The SpF(R)-T Implantable Spinal Fusion
Stimulator incorporates a telemetry device which emits a signal to allow device monitoring after implantation. The compact design of the SpF(R)-T stimulator provides easier surgical implantation and explantation while increasing patient comfort. EBI's SpF(R)-XL stimulator is designed to address multilevel fusions of three to five levels. The XL model has longer leads and delivers 40 micro amps of output. The XL line has been expanded to include several enhancements, such as the SpF(R)-XLII Spinal Fusion Stimulator, which provides the same benefits as the XL model, in a two-lead configuration; the SpF(R)-XLIIB Spinal Fusion Stimulator, a miniature version of the SpF(R)-XLII stimulator; and the SpF(R) Mesh Cathode, which is designed to increase the contact area between the bone graft site and the host bone. EBI intends to continue to expand the line of SpF(R) Spinal Fusion products in fiscal year 2002.

The Company's acquisition of Biolectron, Inc. in September 2000 provided EBI with the SpinalPak(R) Spine Fusion Stimulation System. The SpinalPak(R) System offers surgeons a patient-friendly device for situations in which non-invasive stimulation is the appropriate option.

       SPINAL FIXATION SYSTEMS. EBI's SpineLink(TM) Spinal Fixation System addresses many of the inherent drawbacks of traditional rod and plate systems. With the SpineLink(TM) System, each spine segment is addressed individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink(TM) System optimizes accessibility to the bone graft site while increasing the volume of graft that can be used in spinal fusion surgery. The SpineLink(TM) System was enhanced with the addition of SpineLink(TM) Cervical Fixation System addressing the cervical region of the spine.


VHS(R) is a registered trademark of Implant Distribution Network, Ltd.

EBI fully released the Omega 21(TM) Spinal Fixation System in the United States during fiscal year 2000. This system augments EBI's domestic spinal fixation product line by offering its customers a traditional rod and screw system. EBI has continued to augment the Omega 21(TM) Spinal Fixation System with new components, including expandable screws. During fiscal year 2001, EBI introduced the VueLock(TM) Anterior Cervical Plate System, which is a titanium alloy system featuring a unique, open design that allows for enhanced intra-operative and post-operative visualization of the bone graft site. In fiscal year 2002, EBI plans to continue to expand its array of spinal fixation products.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including orthopedic support devices (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. EBI manufactures and distributes an extensive line of orthopedic support products under the EBI(R) Sports Medicine trade name. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary.

       ORTHOPEDIC SUPPORT DEVICES. EBI distributes a line of orthopedic support devices under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the Support-on-Site (S.O.S.(TM)) stock and bill program, which efficiently handles the details of product delivery for the healthcare provider.

       ARTHROSCOPY PRODUCTS. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the WasherLoc(TM) Tibial Graft Fixation Device, the PowerPump(R) 800 Endoscopic Visualization System and accompanying cassettes, the Harpoon(R) Soft Tissue Anchor System, the Bone Mulch(TM) Screw, manual instruments, the IES(R) 1000 System, LactoSorb(R) resorbable arthroscopic fixation products and the CurvTek(R) Bone Tunneling System. The IES(R) 1000 System is a fully-integrated arthroscopy system consisting of a camera, light source, shaver, pump, monitor, printer and VCR contained in a pre-wired cart. The PowerPump(R) 800 System provides surgeons with the ability to independently control flow and pressure and to use the pump in conjunction with other arthroscopy shaver systems.

During fiscal year 2001, Arthrotek introduced additional products in the line of LactoSorb(R) resorbable arthroscopic fixation products such as the LactoScrew(TM) Anchor, the Meniscus Screw, the RC Pop Rivet and the Revision Gentle Threads(TM) Interference Screw, to address shoulder and knee soft tissue repair indications. Arthrotek intends to continue to expand the line of LactoSorb(R) resorbable arthroscopic products.

During fiscal year 2001, Arthrotek procured the CurvTek(R) Bone Tunneling System as a result of the Company's acquisition of Biolectron, Inc. This unique system is designed to create curved tunnels in bone for suture tie-down in the reattachment of soft tissues to bone in shoulder and hip procedures.

       OPERATING ROOM SUPPLIES. The Company's principal products in the operating room supplies category are surgical suction devices, filters, glove liners and drapes. The Redi-Vacette(R) Closed Wound Suction System provides post-operative wound suction drainage following surgical procedures. The Redi-Flow(R) Filter automatically strains the flow of body liquids during surgery. The filter collects fine bone chips and tissue for subsequent pathological evaluation and saves operating room time by reducing suction clogs during surgical procedures. The Redi-Drape(R) protects the sterile operating field from contamination, and provides a drainage bag and built-in instrument pouches to assist the surgeon.

       CASTING MATERIALS. EBI's SynthoCast(TM) HP (high performance) casting material is lighter, stronger and more comfortable than conventional plaster products. The SynthoCast(TM) tape offers pre-cut splints on a roll, which saves time, controls waste and improves convenience for the patient and physician. EBI has introduced an improved version of the SynthoCast(TM) HP casting tape, which is uniquely designed to provide improved conformability and faster setting capabilities.

PRODUCT DEVELOPMENT

For the years ended May 31, 2001, 2000 and 1999, the Company expended approximately $43,020,000, $40,208,000 and $38,723,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision products, dental reconstructive implants, arthroscopy products, resorbable technology, biomaterials products and gene therapy technologies in the musculoskeletal products field. The Company's primary research and development facilities are located in Warsaw, Indiana; Parsippany, New Jersey; and Darmstadt, Germany.

The Company's research and development efforts contributed to the introduction in fiscal year 2001 of numerous new products, including the following products:
M(2)a(TM)-RingLoc Liner Options, PLR(TM) Proximal Loading Revision Hip
System, Patriot(TM) Modular Acetabular Cage, Biomet(R) Offset Tibial System, Biomet(R) Oncology/Salvage System, Exceed(TM) Acetabular Cup, Scan
Classic(TM) II Hip System, Stanmore(TM) Long Hip Stem, Advantage(R) Hip
Cup, Aura II(R) Hip Stem, Eternity(R) Ceramic-on-Ceramic Hip Cup, Dual Articular 2000 Knee System, Rotating Hinge Knee, Alpina(R) Anterior/Posterior Stabilized Knee System, Oxford(R) Unicompartmental Knee Phase 3, Liverpool Radial Head Replacement, FD Femoral Nail, Bio-Drive Cannulated Screws, Topkin wound dressing, EBI Bone Healing System(R) Model 1026, EBI OsteoGen(TM)-D
40/M Mesh Cathode and EBI OsteoGen(TM)-D 40/S Straight Cathode, Wristfix
Distal Radius Fixator, deformity clamps for the DynaFix Rail System, Simple Logic(TM) System, LactoSorb(R) Alveolar Distractor, LactoSorb(R) Ethmoid
Stent, LactoSorb(R) LeFort III Distractor, the Lorenz TMJ Replacement System, LactoScrew(TM) Anchor, Meniscus Screw, the RC Pop Rivet and Revision Gentle Threads(TM) Interference Screw.

During fiscal year 2002, the Company intends to release many new products, including the following products: Exact(TM) Hip Instrumentation, Calcigen(TM) NaP bone substitute, the Copeland(TM) Humeral Resurfacing Head, Bio-Modular(R) Choice Shoulder System, Absolute(TM) Bi-Polar Shoulder, expansions to the Bio-Modular(R) Total Shoulder System, the Discovery(TM) Elbow System and EBI's custom ACL Knee Brace.

EBI conducts a program of research and development intended to maintain its proprietary position and to expand the range of indications for its electrical stimulation products. This program includes clinical investigations and funding of basic research to study cells and simple biological systems. Typically, EBI receives proprietary rights with respect to the data developed as the result of research it sponsors. EBI also conducts similar research programs for all of its products.

In 1999 the Company formed an alliance with Selective Genetics, Inc. ("Selective Genetics") to develop gene therapy products for musculoskeletal repair indications. Selective Genetics specializes in tissue repair and regeneration by utilizing technologies for local gene transfer in any type of wound repair environment. This alliance will provide the Company with an exclusive, worldwide license covering the application of Selective Genetics' Gene Activated Matrix ("GAM(TM)") material for musculoskeletal repair indications including spinal fusion, fracture repair, bone void filling, tendon repair and ligament repair and a non-exclusive license for use of the GAM(TM) material with spine cages. Efforts are currently concentrated on the completion of pre-clinical studies to support a clinical trial for a product addressing acute tibial fractures. The Company also made a minority equity investment in Selective Genetics, as more fully described in Note C of the Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. The Company's policy is to comply fully with all regulatory requirements applying to its products and operations. For some products, and in some countries, government regulation is significant, and, in general, there appears to be a trend toward more stringent regulation throughout the world. The Company devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions.

In the United States, the development, testing, marketing and manufacturing of medical devices - such as arthroscopy, reconstructive, electrical stimulation, spinal and internal fixation devices, bone cements and bone substitute materials
- are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations generally applicable to labeling, quality assurance, manufacturing practices and clinical investigations

GAM(TM) is a trademark of Selective Genetics, Inc.

involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. All of the Company's manufacturing and assembly subsidiaries are registered with the FDA.

In addition, the sale and marketing of medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject to general controls. Class II devices, in addition to general controls, are subject to additional controls. Class III devices require FDA premarket approval before they may be distributed, other than in clinical trials.

The Company's reconstructive and fixation products are regulated as Class I, Class II or Class III medical devices. The Company's spinal fixation systems and bone cement are regulated as Class II or Class III medical devices. The Company's electrical stimulation products are regulated as Class III medical devices. The procedure for obtaining approval to commercially market a Class II device involves the submission of a premarket notification under Section 510(k) of the 1976 Amendments. If the FDA determines that the device is substantially equivalent to a pre-enactment device or to a device subsequently classified in Class I or Class II, it will grant clearance to commercially market the device. If the FDA determines the device is not substantially equivalent to a pre-enactment device, it is automatically placed into Class III, and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. For Class III medical devices, in order to conduct clinical trials, the manufacturer must submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts the manufacturer from certain otherwise applicable FDA regulations, and grants approval for a clinical investigation, or human study, to generate clinical data to prove the safety and efficacy of a device. When a manufacturer believes that sufficient clinical data has been generated to prove the safety and efficacy of the device, it may submit a premarket approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in fileable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process, which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance whereby the manufacturer follows certain patient groups for two or more years, making periodic reports to the FDA.

In addition, the possibility exists that certain devices marketed prior to 1976, or devices substantially equivalent thereto, may require premarket approval if the FDA requests. In this event, the manufacturer will be required to submit proof of safety and efficacy for these devices within 90 days of the call for a PMA.

The Safe Medical Device Act of 1990 (the "1990 Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The 1990 Act was the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The 1990 Act gave the FDA expanded emergency recall authority, required that a summary be made available of the safety and effectiveness of devices in the 510(k) process, and added design controls as a requirement of Good Manufacturing Practices. The 1990 Act also granted the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health. Management does not believe the 1990 Act has had a material adverse effect on the Company or its operations.

On November 21, 1997 the FDA Modernization Act (the "Modernization Act") was signed into law. The Modernization Act amended the Food, Drug and Cosmetic Act in an effort to streamline the process of bringing safe and effective drugs, medical devices and other therapies to the United States market. With respect to medical devices, the Modernization Act requires the FDA to focus its resources on the regulation of those devices that pose the greatest risk to the public and offer the most significant benefits. The FDA must base its decisions on clearly defined criteria and provide for appropriate interaction with the regulated industry. The Modernization Act assumes that an enhanced collaboration between the FDA and the regulated industry will accelerate the introduction of safe and effective devices to the United States marketplace.

The Company is well-positioned to face the changing international regulatory environment. The ISO 9000 series of standards is an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISC registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Regulations. ISO 9000 certification is a requirement for placing the CE mark on the Company's products. Each of the Company's manufacturing and/or assembly facilities are authorized to place the CE mark on their products.

In addition to the regulatory requirements affecting the manufacture and distribution of the Company's products addressed above, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to health care, and in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers.

While the Company is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience in dealing with governmental regulatory requirements and restrictions throughout the world, its emphasis on efficient means of distribution and its ongoing development of new and technologically-advanced products should enable it to continue to compete effectively within this increasingly regulated environment.

Although the regulatory requirements affecting the Company continue to increase, it has always been the practice of the Company to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. This practice is reflected in the Company's code of conduct and the responsibility of the Audit Committee of the Board of Directors to review the Company's systems of internal control, its process for monitoring compliance with laws and regulations and its process for monitoring compliance with its code of conduct.

SALES AND MARKETING

Reconstructive devices marketed by Biomet Orthopedics, Inc. are distributed in the United States by a salesforce of approximately 440 persons, encompassing approximately 90 independent commissioned sales representatives ("distributors") and over 350 sales associates engaged principally in the business of supplying orthopedic products to hospitals in their geographic areas. A few of these distributors have formal contractual arrangements which limit the Company's right to terminate the distributor and provide certain long-term benefits to the distributor upon termination. Internationally, Biomet Orthopedics' products are marketed through independent, commissioned sales representatives in Australia and Canada; primarily through direct sales representatives in Argentina, Chile, Costa Rica, Japan, Mexico, New Zealand and Puerto Rico; and through independent distributors and specialty medical product dealers in other international markets. The Company's products are distributed in approximately 100 countries worldwide.

EBI products are distributed in the United States through the Company's wholly-owned subsidiary, EBI, L.P., an Indiana limited partnership with offices in Parsippany, New Jersey. EBI maintains a predominately direct salesforce of approximately 422 people in assigned territories throughout the United States. EBI products are also distributed through a growing distribution network in Central and South America, Canada, Asia and Europe.

3i distributes its products through a direct sales force consisting of approximately 100 salespersons in assigned territories in the United States, Brazil, Canada, Denmark, France, Germany, Mexico, Scandinavia, Spain, Switzerland and the United Kingdom. Throughout the rest of the world, 3i products are sold through a network of dedicated independent distributors.

Biomet Merck, the European joint venture formed between Biomet and Merck KGaA, distributes its products primarily through a direct salesforce in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Greece, Holland, Italy, Norway, Poland, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Biomet Merck sells its products in other international markets primarily through independent distributors.

Lorenz Surgical products are distributed in the United States through approximately 90 independent, commissioned sales representatives and sales associates engaged principally in the business of supplying craniomaxillofacial products and surgical instruments to hospitals and surgeons in their geographic areas. Additionally, Lorenz Surgical supplies a full line of hand-held orthopedic surgical instruments for sale through the Biomet distribution network. Lorenz Surgical products are marketed internationally through a growing network of distributors and sales representatives and through direct operations in Australia and Germany.

Arthrotek products are distributed in the United States primarily through approximately 65 independent, commissioned sales representatives, 14 of whom are devoted primarily to the representation of Arthrotek products. Arthrotek is developing a salesforce of representatives who are well-trained and devote the majority of their time selling Arthrotek products. Internationally, Arthrotek products are marketed primarily through Biomet affiliate companies and a network of distributors and sales representatives.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons, with the exception of some elective pediatric procedures scheduled to coincide with school breaks.

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

For the fiscal years ended May 31, 2001, 2000 and 1999, the Company's foreign sales were approximately $308,291,000, $311,289,000 and $279,392,000, respectively, or 30%, 34% and 34% of net sales, respectively. During fiscal year 2001, foreign sales were reduced by $31.4 million due to foreign currency translations. Additional data concerning net sales to customers, operating income and long-lived assets by geographic areas are set forth in Note K of the Notes to Consolidated Financial Statements included in Item 8 of this Report and are incorporated herein by reference.

The Company consigns inventory throughout the world to its customers and to its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2001, inventory of approximately $105,791,000 was consigned to these distributors, salespersons and customers.

Under Title VI of the Social Security Amendments of 1983 (the "1983 Amendments"), hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors which affect a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Prospective Payment Assessment Commission acts for Congress in evaluating, redefining and adjusting DRGs to encompass technology changes and efficiencies experienced by hospitals. Biomet Orthopedics products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures-Lower Extremities) DRG 210 (Hip and Femur Procedures) and DRG 491 (Major Joint and Limb Reattachment Procedures-Upper Extremities). To date, the 1983 Amendments have not adversely affected the Company's reconstructive device or electrical stimulation business. However, the future impact of these amendments cannot be estimated at the present time. Biomet products have also received approval for pass-through coding under the recently enacted Hospital Outpatient Prospective Payment System.

COMPETITION

The business of the Company is highly competitive. Major competitors in the reconstructive device segment include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Sulzer Orthopedics, Inc., a subsidiary of Sulzer Medica Ltd.; and Smith & Nephew, Inc. Management believes these five companies, together with Biomet Orthopedics, have the predominant share of the reconstructive device market. Competition within the industry is primarily based on service and product design, although price competition has become increasingly important in recent years as providers have become more concerned with health care costs. The Company believes that its prices for reconstructive devices are competitive with those in the industry. The average selling prices in the United States of Biomet Orthopedics' products have increased 2-3% over the past several quarters. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of Interpore International, Inc.; Stryker Spine, a division of Stryker Corporation; Medtronic/Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy AcroMed Corporation, a subsidiary of Johnson & Johnson; Synthes, Inc.; SpineTech, a subsidiary of Sulzer Medica and others.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of ease of application and clinical results. EBI's principal competitors in the external fixation market are Smith & Nephew Richards, a division of Smith & Nephew PLC; Stryker Corp.; Synthes, Inc. and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company's internal fixation product lines compete with those of ACE Orthopedics, a division of Johnson & Johnson; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew PLC; and Synthes Inc.

3i products compete in the areas of dental reconstructive implants and related products. Its primary competitors in the dental implant market include Nobel Biocare AB, Straumann AG and Sulzer Orthopedics, Inc., a subsidiary of Sulzer Medica Ltd.

EBI is the market leader in the bone growth stimulation market. EBI's electrical stimulation products include implantable and non-invasive devices indicated for spinal fusion applications and bone growth stimulation applications. The invasive spinal fusion stimulation systems and bone growth stimulation products are used as an adjunct to conventional surgical procedures to enhance the success rates of these procedures. EBI's non-invasive bone growth stimulation products are utilized in long-bone recalcitrant fractures as an alternative to surgical procedures. Other companies offering products in the electrical stimulation market include Orthofix, Inc., a subsidiary of Orthofix International N.V.; OrthoLogic Corp.; and Exogen, Inc., a subsidiary of Smith & Nephew, Inc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's invasive stimulators offer the advantage of conformance to surgical practice and do not require maintenance by the patient.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation and specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include Synthes Inc.; Stryker-Leibinger, a subsidiary of Stryker Corp.; Bionx Implants, Inc.; Aesculap AG & Co.; ACE Surgical Supply Company, Inc.; MacroPore, Inc.; KLS-Martin, L.P.; Osteomed Corp.; and Hu-Friedy Dental.

Arthrotek products compete in the areas of power instruments, visualization products, procedure-specific implants and instruments and manual instruments. Competitors include Linvatec Corp., a subsidiary of CONMED Corporation; Bionx Implants, Inc.; Stryker Corp.; Smith & Nephew Endoscopy, a division of Smith & Nephew PLC; Arthrex, Inc.; and Olympus; Mitek, a division of Johnson & Johnson.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of the Company's reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. None of the Company's raw material requirements are limited to any material extent by critical supply or single origins. However, suppliers of polyethylene powder have become increasingly concerned due to perceived product liability exposures in the medical device industry. Nonetheless, based upon the Company's present relationship with such suppliers, a material shortage of polyethylene powder is not anticipated in the foreseeable future. Also, the demand for certain raw materials used by the Company, such as cobalt alloy and titanium, is somewhat cyclical in nature. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys.

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

EMPLOYEES

As of May 31, 2001, the Company's domestic operations (including Puerto Rico) employed approximately 2,990 persons, of whom approximately 1,700 are engaged in production and approximately 1,290 in research and development, sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employ approximately 1,430 persons, of whom approximately 650 are engaged in production and approximately 780 in research and development, sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory. The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using skilled labor.

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

BIOMET, EBI, W'. LORENZ, AOA, 3i and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this Report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

ITEM 2.  PROPERTIES.

The Company has the following properties:

FACILITY                                                                LOCATION                          SQUARE      OWNED/
                                                                                                            FEET      LEASED
Manufacturing and research and development facility                     Warsaw, Indiana                  345,000       Owned
of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, Inc.; and executive offices of Biomet, Inc.

Administrative, manufacturing and distribution facility                 (1) Parsippany, New Jersey*       63,000       Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.        (2) Parsippany, New Jersey       165,700       Owned

Manufacturing facility of Biolectron, Inc.                              Allendale, New Jersey             30,000      Leased

Manufacturing facility of EBI, L.P.                                     Marlow, Oklahoma                  51,500       Owned

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

Office and warehouse facility of Biomet Argentina, S.A.                 Buenos Aires, Argentina            2,600      Leased

Office and warehouse facility of Biomet                                 North Ryde, New South             15,400       Owned
Australia Pty. Ltd.                                                     Wales, Australia

Office and warehouse facility of Biomet Merck Austria GmbH              Thalgau, Austria                  10,500      Leased

Office and warehouse facility of Biomet Merck Belgium BVBA              Wilrijk, Belgium                  11,200       Owned

Office and warehouse facility of Implant Innovations                    Sao Paulo, Brazil                  2,600      Leased
do Brasil Ltda.

Office and warehouse facility                                           Quebec, Canada                     1,700      Leased
of Implant Innovations Canada, Inc.

Office and warehouse facility of Biomet Canada, Inc.                    Oakville, Ontario, Canada          3,600      Leased

Office and warehouse facility of Biomet Chile, S.A.                     Santiago, Chile                    4,700      Leased

Office facility of Ortopedica Biomet Costa Rica S.A.                    San Jose, Costa Rica               1,300      Leased

Office and warehouse facility of Biomet Merck CZ, s.r.o.                Prague, Czech Republic             2,300      Leased

FACILITY                                                          LOCATION                        SQUARE              OWNED/
                                                                                                    FEET              LEASED
Office and warehouse facility                                     Copenhagen, Denmark              2,000              Leased
of Implant Innovations Europe ApS

Office and warehouse facility of Biomet Merck ApS                 Horsens, Denmark                 6,500              Leased

Office and warehouse facility of Implant Innovations U.K., Ltd.   Berkshire, England               2,300              Leased

Office and warehouse facility of Biomet Merck Finland Oy          Helsinki, Finland                3,200              Leased

Office and warehouse facility of Biomet Merck France Sarl         Annecy-le-Vieux, France          1,100              Leased

Office and warehouse facility of                                  Lavallois Perret, France         2,600              Leased
Implant Innovations France S.A.

Office, manufacturing and warehouse facility of                   Valence, France                 86,100               Owned
Biomet Merck France Sarl

Office, manufacturing and warehouse facilities of                 (1) Berlin, Germany             49,900               Owned
Biomet Merck Deutschland GmbH                                     (2) Berlin, Germany             16,900               Owned

Office and research and development facility of                   Darmstadt, Germany              29,200              Leased
Merck Biomaterial GmbH

Office and warehouse facility of Walter Lorenz Surgical, GmbH     Freiburg, Germany                8,000              Leased

Office and warehouse facility of                                  Karlsruhe, Germany               8,600              Leased
Implant Innovations Deutschland GmbH

Office and warehouse facility of Biomet Merck Hellas SA           Athens, Greece                   4,100               Owned

Office and warehouse facility of Biomet Merck S.r.l.              Milan, Italy                    10,800               Owned

Office and warehouse facility of Biomet Korea Co. Ltd.            Seoul, Korea                     6,200              Leased

Office and warehouse facility of Biomet Orthopedics, Inc.         Tokyo, Japan                     3,400              Leased
Japan Branch Office

Office and warehouse facilities of Biomet Mexico S.A. de C.V.     (1) Mexico City, Mexico          4,100              Leased
                                                                  (2) Monterey, Mexico             1,300              Leased
                                                                  (3) Chihuahua, Mexico            1,300              Leased

Office and warehouse facility of                                  Mexico City, Mexico              2,200              Leased
Implant Innovations de Mexico S.A. de C.V.

Office and warehouse facility of Ortomed BV and Biomet Merck      Zwijndrecht, The Netherlands    38,400               Owned

Office and warehouse facility of Biomet Orthopedic Ltd.           Auckland, New Zealand            2,100               Owned

Office and warehouse facility of Biomet Merck (Norge) A.S.        Oslo, Norway                     5,400              Leased

Manufacturing facility of ScandiMed AB                            Staegard, Poland                 3,200              Leased

Office and warehouse facility of Biomet Merck Polska Sp. zo.o.    Warsaw, Poland                   3,300              Leased

FACILITY                                                                  LOCATION                            SQUARE      OWNED/
                                                                                                                FEET      LEASED
Office and warehouse facility of MULTIRADIX                               Lisbon, Portugal                     8,600      Leased
Materiais Hospitalares e Ortopedicos Unipessoal, Lda.

Office facility of Biomet Orthopedics Puerto Rico, Inc.                   Hato Rey, Puerto Rico                2,200      Leased

Office and warehouse facility of                                          Barcelona, Spain                     2,800      Leased
Implant Innovations Iberica, SL

Office and manufacturing facility of IQL                                  Valencia, Spain                     69,600       Owned

Office facility of IQL                                                    Madrid, Spain                        4,500       Owned

Office, manufacturing and warehouse facilities of ScandiMed AB            Sjobo, Sweden                       24,200       Owned

Office and warehouse facilities of Biomet Merck GmbH                      (1) Altdorf, Switzerland             3,200      Leased
                                                                          (2) Oberengstringen, Switzerland     1,400      Leased
                                                                          (3) Brugg, Switzerland               1,000      Leased

Office and warehouse facility of                                          Zurich, Switzerland                  1,300      Leased
Implant Innovations Switzerland GmbH

Manufacturing and administrative facilities of                            (1) Bridgend, South Wales          105,200       Owned
Biomet Merck Ltd.                                                         (2) Swindon, England                53,400       Owned

(*)Operations at these facilities have ceased and the facilities are being leased to other parties.

The Company believes that its facilities are adequate, well-maintained and suitable for the development, manufacture and marketing of all its products.

ITEM 3. LEGAL PROCEEDINGS.

On January 18, 2001, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reinstated a $20 million punitive damages award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida (the "District Court") while affirming the compensatory damage award of $520. In its decision in this matter, the District Court had reduced the punitive damage award to $52,000. The Federal Circuit's decision was based principally on procedural grounds, and concluded that a relationship of 38,000 to 1 between the punitive award and the compensatory award was legally permissible. On March 28, 2001, the Federal Circuit denied the Company's combined petition for panel rehearing and petition for rehearing en banc. The Company believes this result conflicts with controlling law, including decisions of the United States Supreme Court. Accordingly, the Company is seeking review of this case by the United States Supreme Court. This decision does not affect the ongoing sales of any of Biomet's product lines. The Company has recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million in connection with the damage award, which includes interest and related expenses.

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

                                                                           Served as Executive       Current Position(s)
Name, Age and Business Experience                                             Officer Since          with the Company
---------------------------------                                             -------------          ----------------
DANE A. MILLER, PH.D., 55
President and Chief Executive Officer of the                                      1977               President and Chief
Company. Director of the Company since 1977.                                                         Executive Officer and
                                                                                                     Director of the Company.

NILES L. NOBLITT, 50
Chairman of the Board of the Company.                                             1978               Chairman of the Board
Director of the Company since 1977.                                                                  and Director of the Company.


CHARLES E. NIEMIER, 45
Senior Vice President - International Operations of                               1984               Senior Vice President -
the Company. Director of the Company since 1987.                                                     International Operations
                                                                                                     and Director of the Company.

GARRY L. ENGLAND, 47
Senior Vice President - Warsaw Operations of the Company.                         1987               Senior Vice President -
                                                                                                     Warsaw Operations of the
                                                                                                     Company.

DANIEL P. HANN, 46
Senior Vice President, General Counsel, and Secretary of the Company              1989               Senior Vice President and
since June 1999; prior thereto, Vice President, General Counsel, and                                 General Counsel, Secretary
Secretary of the Company. Director of the Company since 1989.                                        and Director of the Company.

JOEL P. PRATT, 47
Senior Vice President of the Company since June 1999 and President                1990               Senior Vice President
of Arthrotek, Inc. since June 1996; prior thereto, Vice President of                                 of the Company and President
the Company                                                                                          of Arthrotek, Inc.

GREGORY D. HARTMAN, 44
Senior Vice President - Finance and Chief Financial Officer of the Company        1991               Senior Vice President  -
since June 1999; prior thereto, Vice President - Finance and Chief                                   Finance and Chief Financial
Financial Officer of the Company.                                                                    Officer of the Company.

JAMES W. HALLER, 44
Controller of the Company and Vice President - Finance                            1991               Controller of the Company
of Biomet Orthopedics, Inc. since June 2001; prior thereto,                                          and Vice President - Finance
Controller of the Company.                                                                           of Biomet Orthopedics, Inc.

JERRY L. FERGUSON, 60
Vice Chairman of the Board of the Company since December 1997; prior thereto,     1994               Vice Chairman of the Board
Senior Vice President of the Company. Director of the Company since 1977.                            and Director of the Company.

JAMES R. PASTENA, 50
Vice President of the Company since September 1998 and President                  1998               Vice President of the Company
of Electro-Biology, Inc.                                                                             and President of Electro-
                                                                                                     Biology, Inc.

KENT E. WILLIAMS, 43
Vice President of the Company since September 1998 and President                  1998               Vice President of the Company
of Walter Lorenz Surgical, Inc.                                                                      and President of Walter Lorenz
                                                                                                     Surgical, Inc.

                                       19

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31, 2001. The approximate number of shareholders of record as of July 20, 2001 was 6,528. All information provided has been adjusted to reflect the 3-for-2 split of the Company's Common Shares declared July 9, 2001.

                                High                  Low

2001
              Fourth            30.67                23.67
              Third             27.83                20.46
              Second            26.92                19.08
              First             23.50                14.97

2000
              Fourth            17.54                12.04
              Third             19.79                13.25
              Second            16.79                10.96
              First             19.39                15.50

1999
              Fourth            20.33                15.58
              Third             17.96                14.38
              Second            17.13                11.54
              First             15.21                12.46

The Company paid cash dividends of $.07, $.06 and $.05 per share on July 17, 2000, August 6, 1999, and August 7, 1998, respectively.

On July 9, 2001, the Company announced a cash dividend of $.09, payable July 27, 2001, to shareholders of record at the close of business on July 20, 2001.

ITEM 6. SELECTED FINANCIAL DATA


INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except per share amounts)

                                                                        2001         2000         1999         1998         1997
Net sales .....................................................   $1,030,663   $  923,551   $  830,835   $  708,678   $  625,958
Cost of sales .................................................      296,063      281,351      262,362      226,829      203,428
                                                                  --------------------------------------------------------------
    Gross profit ..............................................      734,600      642,200      568,473      481,849      422,530

Selling, general and administrative expenses ..................      374,793      326,618      295,401      256,509      230,240
Research and development expense ..............................       43,020       40,208       38,723       39,731       26,279
Special charges ...............................................       26,100       11,700       48,447            -            -
                                                                  --------------------------------------------------------------
    Operating income ..........................................      290,687      263,674      185,902      185,609      166,011

Other income, net .............................................       19,989       17,018       13,899       23,452        8,796
                                                                  --------------------------------------------------------------
    Income before income taxes and minority interest ..........      310,676      280,692      199,801      209,061      174,807
Provision for income taxes ....................................      105,906       99,738       67,317       81,058       64,842
                                                                  --------------------------------------------------------------
    Income before minority interest ...........................      204,770      180,954      132,484      128,003      109,965
Minority interest .............................................        7,224        7,183        7,458          144            -
                                                                  --------------------------------------------------------------
    Net income ................................................   $  197,546   $  173,771   $  125,026   $  127,859   $  109,965
                                                                  --------------------------------------------------------------

Earnings per share:
    Basic .....................................................   $      .74   $      .66   $      .48   $      .49   $      .42
    Diluted ...................................................          .73          .65          .47          .48          .41
                                                                  --------------------------------------------------------------

Shares used in the computation of earnings per share:
    Basic .....................................................      267,915      264,294      261,662      260,330      264,938
    Diluted ...................................................      270,746      267,242      265,815      264,630      268,514
                                                                  --------------------------------------------------------------

Cash dividends paid per common share ..........................   $      .07   $      .06   $      .05   $      .05   $      .04


BALANCE SHEET DATA
At May 31,
(in thousands)

                                                                        2001         2000         1999         1998         1997
Working capital ...............................................   $  726,557   $  608,185   $  497,010   $  483,025   $  400,259
Total assets ..................................................    1,489,311    1,218,448    1,110,940      879,382      650,230
Long-term obligations, including redeemable preferred stock ...            -            -        8,074        7,330        6,935
Shareholders' equity ..........................................    1,146,186      943,323      795,849      678,311      560,984

- All share and per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

- Amounts after January 1, 1998 include the impact of Biomet Merck. Other acquisitions during the five year period individually and in the aggregate have not been material to the Company's operating results or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                         Percentage
                                                         Percentage of Net Sales     Increase (Decrease)
                                                                                         2001       2000
                                                        2001       2000       1999   vs. 2000   vs. 1999
Net sales ..........................................   100.0%     100.0%     100.0%        12%        11%
Cost of sales ......................................    28.7       30.6       31.6          5          7
                                                       ---------------------------
Gross profit .......................................    71.3       69.4       68.4         14         13
Selling, general and administrative expenses .......    36.3       35.3       35.5         15         11
Research and development expense ...................     4.2        4.3        4.6          7          4
Special charges ....................................     2.5        1.3        5.9        n/m        n/m
                                                       ---------------------------
Operating income ...................................    28.3       28.5       22.4         10         42
Other income, net ..................................     1.9        1.9        1.7         17         22
                                                       ---------------------------
Income before income taxes and minority interest ...    30.2       30.4       24.1         11         40
Provision for income taxes .........................    10.3       10.8        8.1          6         48
                                                       ---------------------------
Income before minority interest ....................    19.9       19.6       16.0         13         37
Minority interest ..................................     0.7        0.8        0.9          1         (4)
                                                       ---------------------------
Net income .........................................    19.2%      18.8%      15.1%        14%        39%
                                                       ---------------------------

n/m - Not Meaningful


FISCAL 2001 COMPARED TO FISCAL 2000*

On September 25, 2000, the Company through its EBI subsidiary acquired Biolectron, Inc. for $90 million in cash. The Company accounted for this acquisition as a purchase and the operating results have been consolidated from the date of acquisition. Biolectron's sales are principally included in the fixation and spinal product categories.

Net Sales - Net Sales increased 12% in 2001 to $1,030,663,000 from $923,551,000 in 2000. Excluding the effect of foreign currency translation adjustments, net sales increased 15%. During the fourth quarter of 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires certain shipping and handling fees billed to customers to be recorded as revenue instead of as a reduction of shipping expense. Accordingly, the Company has reclassified amounts billed to customers from cost of sales to net sales for all periods presented, with no effect on net income. All product categories experienced solid growth during the current year. The Company's reconstructive sales increased 6% (10% excluding the effect of foreign currencies) in 2001 to $614,308,000 from $580,239,000 in 2000. The products experiencing the strongest growth are Biomet's knee products, including the Repicci II(R) Unicondylar Knee System and the Ascent(TM) Total Knee
System; 3i's dental reconstructive implants, including the OSSEOTITE(R) Dental Reconstructive Implant System; and bone cements and accessories. The domestic introduction of Palacos(R) bone cement and the Optivac(R) Vacuum Mixing
System was responsible for sales growth of bone cement and accessory products. The Company's fixation sales increased 12% to $202,152,000 in 2001 compared to $180,336,000 in 2000. Products responsible for this increase are primarily electrical stimulation systems, which include the EBI Model 2100 Bone Healing System(R) and Biolectron's OrthoPak(R) System and Lorenz Surgical's craniomaxillofacial products, led by the successful introduction of Mimix(TM) bone substitute material. Spinal product sales increased 68% from $54,119,000 in 2000 to $91,103,000 in 2001. Products experiencing sales growth include EBI's SpF(R) Spinal Fusion Stimulation System and Biolectron's SpinalPak(R) Spinal Stimulation System, as well as recent introductions of the VueLock(TM)
Cervical Fixation System and the Omega 21(TM) Spinal Fixation System. The Company's "other product" sales increased 13% (17% excluding the effect of foreign currencies) to $123,100,000 in 2001 from $108,857,000 in 2000. Products contributing to this growth are Arthrotek's procedure-specific products and LactoSorb(R) resorbable products, Biolectron's CurvTek(R) Bone Tunneling
System and EBI's softgoods and bracing products. The Company's United States sales increased 18% during the current year to $722,372,000 from $612,262,000 in 2000. Foreign sales increased 9% in local currencies, however, due to currency exchange rates, the Company reported a 1% decrease to $308,291,000 from $311,289,000 in 2000. In addition to currency exchange rates, foreign sales were negatively influenced by the non-renewal of the distribution agreement with the Japanese distributor of Biomet products during the current year.

Gross Profit - The Company's gross profit increased 14% in 2001 to $734,600,000 from $642,200,000 in 2000. Cost of sales as a percentage of sales decreased to 28.7% in 2001 compared to 30.6% in 2000. The decrease in cost of sales as a percentage of net sales is a result of a higher growth rate in domestic sales as well as improved manufacturing efficiencies and the inclusion of Biolectron's products. The Company continues to make improvements in manufacturing processes, including the purchase of newer, more efficient equipment.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 15% in 2001 to $374,793,000 compared to $326,618,000 in 2000. As a percentage of sales, selling, general and administrative expenses were 36.3% in 2001 and 35.3% in 2000.

* For purposes of this Management's Discussion and Analysis, the fiscal period is June 1 - May 31.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONTINUED)

The primary factor contributing to this change was an increase in commission expense on increased product sales. Other factors contributing to the increase were higher staffing costs to expand salesforces worldwide, costs to open a direct operation in Japan, increased amortization of intangibles and the inclusion of Biolectron's operations.

Research and Development Expense - Research and development expense increased 7% in 2001 from $40,208,000 in 2000 to $43,020,000 in 2001. The increase in research and development expenses in 2001 was mainly due to the increase in research and development personnel and other expenses associated with additional personnel and the increase in new product introductions.

Special Charges - In 2001, the Company recorded a $26.1 million special charge in connection with an appellate court's decision in the Tronzo Case. In 2000, a special charge of $11.7 million was comprised of $2.7 million of merger costs related to the 3i merger and $9.0 million for the final determination of the interest element of the final judgment in the Orthofix litigation.

Operating Income - U.S. operating income increased 12% to $251,927,000 from $224,385,000 reflecting the growth in sales in this geographic segment and improved operating efficiencies. Non-U.S. operating income was flat at $38,760,000 reflecting primarily the effect of foreign currency translations on reported U.S. dollar results. Overall, operating income increased 10% to $290,687,000 in 2001 from $263,274,000 in 2000.

Other Income, Net - Other income, net increased 17% in 2001 to $19,989,000 from $17,018,000 in 2000. Increased investment income on cash and investments offset by increased interest expense on short-term borrowings was largely responsible for this increase.

Provision for Income Taxes - The provision for income taxes increased to $105,906,000 for 2001, or 34.1% of income before income taxes, compared to $99,738,000 in 2000, or 35.5% of income before income taxes. The decrease in the effective rate was a result of organizational changes implemented last year in the United States and internationally. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure, which reduces over time the historical U.S. tax benefits from operating in Puerto Rico.

Net Income - The factors mentioned above resulted in a 14% and 12% increase in net income and basic earnings per share, respectively, for 2001 compared to 2000. Net income increased to $197,546,000 from $173,771,000 and basic earnings per share increased to $.74 from $.66.

FISCAL 2000 COMPARED TO FISCAL 1999

On December 16, 1999, Implant Innovations International Corporation ("3i") was merged into a subsidiary of the Company through a stock-for-stock exchange in which 11.7 million Common Shares were issued for all of the issued and outstanding shares of 3i. The merger has been accounted for as a pooling-of-interests, and the discussion and analysis that follows reflects the combined results of operations, cash flows and financial condition of the merged operations.

Net Sales - Net sales increased 11% in 2000 to $923,551,000 from $830,835,000 in 1999. Excluding the effect of foreign currency translation adjustments, net sales increased 13%. The increase in net sales reflects the increased demand for the Company's products, most notably reconstructive devices (including 3i's dental reconstructive implants), spinal implants, internal fixation and bone healing devices, softgoods and bracing products and arthroscopy products. The Company's United States sales increased 11% to $612,262,000 in 2000 from $551,443,000 in 1999. The products experiencing strong U.S. growth were Biomet's knee products, including reconstructive revision systems, 3i's dental reconstructive implants, EBI's Bone Healing System(R) Model 2001, SpineLink(TM) and Omega 21(TM) Spinal Fixation Systems, Arthrotek's arthroscopy products and EBI's softgoods and bracing products. Foreign sales in local currencies increased by 17%, but due to the currency exchange rates, the Company reported an 11% increase to $311,289,000 in 2000 from $279,392,000 in 1999. Increases in foreign sales of reconstructive devices, EBI's external fixation products and Lorenz Surgical's craniomaxillofacial products contributed to this increase. The Company's worldwide reconstructive device sales increased 11% during 2000 to $580,239,000 from $521,365,000 in 1999. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by revision products, the Repicci II(R) Unicondylar Knee, the Ascent(TM) Total Knee System and 3i's penetration into the dental reconstructive implant market. Fixation sales increased 11% from $162,825,000 in 1999 to $180,336,000 in 2000.
EBI's Bone Healing System(R) Model 2001 was largely responsible for the increase in fixation product sales. Spinal product sales increased 20% to $54,119,000 in 2000 from $45,125,000 during 1999. The launch of the Omega 21(TM) Spinal Fixation System in the United States and continued penetration and line extensions of the SpineLink(TM) Spinal Fixation System contributed to this increase. The Company's "other product" sales increased from $101,520,000 in 1999 to $108,857,000 in 2000, a 7% increase. Sales of Arthrotek's LactoSorb(R) line of resorbable arthroscopic fixation products as well as EBI's line of softgoods and bracing products were primarily responsible for this increase.

Gross Profit - The Company's gross profit increased 13% in 2000 to $642,200,000 from $568,473,000 in 1999. This increase was a result of increased sales of higher margin products, including revision products, 3i's dental reconstructive implants and EBI's fixation products, and increased in-house manufacturing efficiencies. Cost of sales as a percentage of sales decreased to 30.2% in 2000 compared to 31.3% in 1999. The Company continues to invest heavily in improved, more efficient manufacturing equipment and monitors inventory levels on a consistent basis. As sales continue to grow and new products are introduced, the Company has been able to maintain inventory growth at reasonable levels.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONCLUDED)

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $326,618,000 in 2000 compared to $295,401,000 in 1999, an increase of 11%. As a percentage of sales, selling, general and administrative expenses were 35.5% in 2000 and 35.7% in 1999. An increase in commissions on increased product sales was the primary reason for this increase.

Research and Development Expense - Research and development expense increased 3.8% to $40,208,000 in 2000 from $38,723,000 in 1999. This increase in research and development expenditures was due to continued funding in gene therapy technologies in the musculoskeletal field and increases in arthroscopy and dental reconstructive implant development. The Company understands the importance of research and development and the challenges placed upon companies to be competitive in the marketplace. As such, the Company intends to continue to invest heavily in the development of new products both domestically and internationally.

Special Charges - In 2000, the Company recorded $11.7 million of special charges which consisted of a $9 million charge to reflect the final determination of the interest element of the Orthofix judgment and a $2.7 million charge for merger related costs in connection with the 3i merger. In 1999, the Company recorded $48.5 million in special charges consisting of a $55 million charge to reflect the final judgment against the Company in the action brought by Orthofix, net of $6.5 million in proceeds from 3i's recovery in a litigation matter.

Other Income, Net - Other income, net increased 22% to $17,018,000 in 2000 from $13,899,000 in 1999. Increased investment income on cash and investments is largely responsible for this increase.

Provision for Income Taxes - The provision for income taxes increased to $99,738,000 for 2000, or 35.5% of income before income taxes, compared to $67,317,000 in 1999, or 33.7% of income before income taxes. The increase in the effective rate is due to Biomet Merck benefiting from a one-time $4.2 million tax credit in 1999. Excluding this credit, the effective rate during 2000 was comparable with prior years.

Net Income - The factors mentioned above resulted in a 39% and 38% increase in net income and basic earnings per share, respectively, for 2000 compared to 1999. Net income increased to $173,771,000 from $125,026,000 and basic earnings per share increased to $.66 from $.48.

LIQUIDITY & CAPITAL RESOURCES

The Company's cash and investments increased to $463,148,000 at May 31, 2001, from $407,268,000 at May 31, 2000. Net cash from operating activities was $190,506,000 in 2001 and $137,828,000 in 2000. The principal sources of cash from operating activities were net income of $197,546,000, non-cash charges for depreciation and amortization of $42,824,0000 and increases in accrued litigation and other liabilities of $26,100,000 and $35,670,000, respectively. This was offset by uses of operating cash in accounts and notes receivable, inventories and deferred federal income taxes of $68,134,000, $37,648,000 and $15,635,000, respectively.

Cash flows used in investing activities were $156,673,000 in 2001 compared to $67,650,000 in 2000. The primary uses of cash for investing activities were purchases of investments, capital expenditures and business acquisitions, most notably Biolectron, partially offset by proceeds from sales and maturities of investments.

Cash flows used in financing activities were $14,835,000 in 2001 compared to a source from financing activities of $14,582,000 in 2000. The primary uses of funds during the current year were a decrease in the unsecured line of credit from a major European bank and a cash dividend of $.06 per share paid to shareholders on July 17, 2000. The primary source of cash from financing activities is proceeds on issuance of shares. On July 9, 2001, the Company announced a cash dividend of $.09 per share payable July 27, 2001 to shareholders of record at the close of business on July 20, 2001. The Company maintains its cash and investments in money market funds, certificates of deposits, commercial paper, debt instruments, mortgage-backed securities and equity securities. The Company's investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its debt instruments, fixed rate preferred equity securities and mortgage-backed securities.

The Company anticipates that uses of cash in fiscal 2002 for land, buildings and equipment to be at levels at least as high as 2001 and 2000. The Company continues to search for viable acquisition candidates that expand its worldwide presence as well as offer product diversification. The Company expects to spend in excess of $160 million over the next two fiscal years for capital expenditures and research and development costs, including the commitment to Selective Genetics to fund research and development efforts over a ten-year period. Other significant fundings for the coming year include the expansion of the Company's direct sales operation in Japan; new product introductions, which were approximately 100 over the past year, and additional market penetration in Latin America. Funding of these activities is expected to come from currently available funds and cash flows generated from future operations.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

During fiscal year 2001, BioMer C.V., maintained a EUR 71 million unsecured line of credit at a major European bank for its operations. Outstanding borrowings under the line of credit bear interest at a variable rate of the lender's interbank rate plus 1% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which would decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Realized gains on sales of futures options aggregated $69,600 for the year ended May 31, 2001, and unrealized gains on outstanding futures options at May 31, 2001, aggregated $38,606.

Based on the Company's overall interest rate exposure at May 31, 2001, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2001, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 2001, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

BIOMET INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE


1. FINANCIAL STATEMENTS:
   Report of Independent Accountants ............................................................................. 27
   Consolidated Balance Sheets as of May 31, 2001 and 2000 ....................................................... 28
   Consolidated Statements of Income for the years ended May 31, 2001, 2000 and 1999 ............................. 29
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 2001, 2000 and 1999 ............... 30
   Consolidated Statements of Cash Flows for the years ended May 31, 2001, 2000 and 1999 ......................... 31
   Notes to Consolidated Financial Statements ................................................................. 32-41

2. FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts for the years ended May 31, 2001, 2000 and 1999 ............... 42
   Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. SUPPLEMENTARY DATA:
   Quarterly Results ............................................................................................. 43

BIOMET, INC. & SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS


[PRICEWATERHOUSECOOPERS LLP LOGO]


To the Board of Directors and Shareholders of Biomet, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Biomet, Inc. and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                     /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
July 9, 2001

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


At May 31,
(in thousands, except per share data)

                                                                                                  2001             2000
ASSETS

Current assets:
   Cash and cash equivalents ............................................................. $   235,091      $   213,606
   Investments ...........................................................................      52,627           34,129
   Accounts and notes receivable, less allowance for doubtful receivables
     (2001 - $13,420 and 2000 - $8,241) ..................................................     324,848          249,792
   Inventories ...........................................................................     277,601          240,162
   Deferred and refundable income taxes ..................................................      48,982           25,811
   Prepaid expenses and other ............................................................      29,230           26,128
                                                                                           ----------------------------
     Total current assets ................................................................     968,379          789,628
                                                                                           ----------------------------
Property, plant and equipment:
   Land and improvements .................................................................      13,877           14,572
   Buildings and improvements ............................................................      92,459           88,103
   Machinery and equipment ...............................................................     219,554          196,619
                                                                                           ----------------------------
                                                                                               325,890          299,294
Less, Accumulated depreciation ...........................................................     140,139          116,037
                                                                                           ----------------------------
     Property, plant and equipment, net ..................................................     185,751          183,257
                                                                                           ----------------------------
Investments ..............................................................................     175,430          159,533
Intangible assets, net of accumulated amortization (2001 - $23,183 and 2000 - $20,580) ...       8,848            9,100
Excess acquisition costs over fair value of acquired net assets, net of
   accumulated amortization (2001 - $32,952 and 2000 - $22,869) ..........................     134,835           60,654
Other assets .............................................................................      16,068           16,276
                                                                                           ----------------------------
     Total assets ........................................................................ $ 1,489,311      $ 1,218,448
                                                                                           ----------------------------


LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current maturities of long-term obligations ................. $    62,734      $    70,546
   Accounts payable ......................................................................      21,008           25,612
   Accrued income taxes ..................................................................      31,085           17,288
   Accrued wages and commissions .........................................................      33,030           24,224
   Accrued litigation ....................................................................      26,100                -
   Other accrued expenses ................................................................      67,865           43,773
                                                                                           ----------------------------
     Total current liabilities ...........................................................     241,822          181,443

Deferred federal income taxes ............................................................       5,783            5,386
Other liabilities ........................................................................         423              423
                                                                                           ----------------------------
     Total liabilities ...................................................................     248,028          187,252
                                                                                           ----------------------------
Minority interest ........................................................................      95,097           87,873
                                                                                           ----------------------------

Commitments and contingencies (Note L)

Shareholders' equity:
   Preferred shares, $100 par value: Authorized 5 shares; none issued ....................           -                -
   Common shares, without par value:  Authorized 500,000 shares;
     issued and outstanding 2001 - 269,124 shares and 2000 - 266,480 shares ..............     108,918           85,086
   Additional paid-in capital ............................................................      48,732           41,451
   Retained earnings .....................................................................   1,044,564          866,011
   Accumulated other comprehensive loss ..................................................     (56,028)         (49,225)
                                                                                           ----------------------------
     Total shareholders' equity ..........................................................   1,146,186          943,323
                                                                                           ----------------------------
     Total liabilities and shareholders' equity .......................................... $ 1,489,311      $ 1,218,448
                                                                                           ----------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


For the years ended May 31,
(in thousands, except per share amounts)

                                                                 2001             2000             1999
Net sales ..............................................  $ 1,030,663      $   923,551      $   830,835
Cost of sales ..........................................      296,063          281,351          262,362
                                                          ---------------------------------------------
    Gross profit .......................................      734,600          642,200          568,473
Selling, general and administrative expenses ...........      374,793          326,618          295,401
Research and development expense .......................       43,020           40,208           38,723
Special charges ........................................       26,100           11,700           48,447
                                                          ---------------------------------------------
    Operating income ...................................      290,687          263,674          185,902
Other income, net ......................................       24,099           20,211           15,810
Interest expense .......................................       (4,110)          (3,193)          (1,911)
                                                          ---------------------------------------------
    Income before income taxes and minority interest ...      310,676          280,692          199,801
Provision for income taxes .............................      105,906           99,738           67,317
                                                          ---------------------------------------------
    Income before minority interest ....................      204,770          180,954          132,484
Minority interest ......................................        7,224            7,183            7,458
                                                          ---------------------------------------------
    Net income .........................................  $   197,546      $   173,771      $   125,026
                                                          ---------------------------------------------
Earnings per share:
    Basic ..............................................  $       .74      $       .66      $       .48
    Diluted ............................................          .73              .65              .47
                                                          ---------------------------------------------
Shares used in the computation of earnings per share:
    Basic ..............................................      267,915          264,294          261,662
    Diluted ............................................      270,746          267,242          265,815
                                                          ---------------------------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                               ADDITIONAL                       OTHER         TOTAL
                                                                COMMON SHARES     PAID-IN     RETAINED  COMPREHENSIVE SHAREHOLDERS'
(in thousands, except per share amounts)                       NUMBER    AMOUNT   CAPITAL     EARNINGS  INCOME (LOSS)        EQUITY
                                                              ---------------------------------------------------------------------
Balance at June 1, 1998 ....................................  261,063  $ 75,719  $ 20,586   $  594,671       $(12,664)   $  678,312
                                                                                                                         ----------
   Net income ..............................................        -         -         -      125,026              -       125,026
   Change in unrealized holding value on investments,
      net of $914 tax effect ...............................        -         -         -            -         (1,257)       (1,257)
   Reclassification adjustment for gains included
      in net income, net of $82 tax expense ................        -         -         -            -            123           123
   Currency translation adjustments ........................        -         -         -            -         (2,568)       (2,568)
                                                                                                                         ----------
      Comprehensive income .................................        -         -         -            -              -       121,324
                                                                                                                         ----------
   Exercise of stock options ...............................    1,203     2,131     6,500            -              -         8,631
   Tax benefit from exercise of stock options ..............        -         -     1,211            -              -         1,211
   Cash dividends ($.05 per common share) ..................        -         -         -      (13,453)             -       (13,453)
   Other ...................................................        -         -       (26)        (150)             -          (176)
                                                              ---------------------------------------------------------------------
Balance at May 31, 1999 ....................................  262,266    77,850    28,271      706,094        (16,366)      795,849
                                                                                                                         ----------
   Net income ..............................................        -         -         -      173,771              -       173,771
   Change in unrealized holding value on investments,
      net of $5,638 tax effect .............................        -         -         -            -        (10,467)      (10,467)
   Reclassification adjustment for gains included
      in net income, net of $344 tax expense ...............        -         -         -            -            638           638
   Currency translation adjustments ........................        -         -         -            -        (23,030)      (23,030)
                                                                                                                         ----------
      Comprehensive income .................................        -         -         -            -              -       140,912
                                                                                                                         ----------
   Net earnings of 3i for the five months
      ended May 31, 1999 ...................................        -         -         -        2,076              -         2,076
   Exercise of stock options ...............................    2,555     7,235     4,418            -              -        11,653
   Exercise of warrants and conversion of preferred stock ..    1,659         1     2,504            -              -         2,505
   Tax benefit from exercise of stock options ..............        -         -     6,258            -              -         6,258
   Cash dividends ($.06 per common share) ..................        -         -         -      (15,785)             -       (15,785)
   Other ...................................................        -         -         -         (145)             -          (145)
                                                              ---------------------------------------------------------------------
Balance at May 31, 2000 ....................................  266,480    85,086    41,451      866,011        (49,225)      943,323
                                                                                                                         ----------
   Net income ..............................................        -         -         -      197,546              -       197,546
   Change in unrealized holding value on investments,
      net of $2,138 tax effect .............................        -         -         -            -          3,967         3,967
   Reclassification adjustment for gains included
      in net income, net of $41 tax expense ................        -         -         -            -             74            74
   Currency translation adjustments ........................        -         -         -            -        (10,844)      (10,844)
                                                                                                                         ----------
      Comprehensive income .................................        -         -         -            -              -       190,743
                                                                                                                         ----------
   Exercise of stock options ...............................    2,644    23,832         -            -              -        23,832
   Tax benefit from exercise of stock options ..............        -         -     7,281            -              -         7,281
   Cash dividends ($.07 per common share) ..................        -         -         -      (18,993)             -       (18,993)
                                                              ---------------------------------------------------------------------
Balance at May 31, 2001 ....................................  269,124  $108,918  $ 48,732   $1,044,564       $(56,028)   $1,146,186
                                                              ---------------------------------------------------------------------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS


For the years ended May 31,
(in thousands)

                                                                                           2001           2000           1999
Cash flows from (used in) operating activities:
   Net income ...................................................................     $ 197,546      $ 173,771      $ 125,026
     Adjustments to reconcile net income to net cash from operating activities:
     Depreciation ...............................................................        30,890         30,678         23,689
     Amortization ...............................................................        11,934          9,088          8,385
     Minority interest ..........................................................         7,224          7,183          7,458
     Other ......................................................................        (1,936)        (1,467)         5,672
     Deferred federal income taxes ..............................................       (15,635)        (9,037)        (3,323)
     Tax benefit from exercise of stock options .................................         7,281          6,258          1,211
     Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
        Accounts and notes receivable ...........................................       (68,134)       (31,326)       (24,459)
        Inventories .............................................................       (37,648)       (27,429)       (26,689)
        Accounts payable ........................................................        (2,786)        (2,089)         5,604
        Accrued litigation ......................................................        26,100        (55,000)        55,000
        Other ...................................................................        35,670         37,198        (23,758)
                                                                                      ---------------------------------------
            Net cash from operating activities ..................................       190,506        137,828        153,816
                                                                                      ---------------------------------------

Cash flows from (used in) investing activities:
   Proceeds from sales and maturities of investments ............................        62,256         45,826         33,008
   Purchases of investments .....................................................       (95,406)       (46,491)      (135,891)
   Capital expenditures .........................................................       (35,261)       (43,067)       (53,570)
   Acquisitions, net of cash acquired ...........................................       (85,802)       (22,177)        (3,437)
   Other ........................................................................        (2,460)        (1,741)       (12,812)
                                                                                      ---------------------------------------
            Net cash (used in) investing activities .............................      (156,673)       (67,650)      (172,702)
                                                                                      ---------------------------------------

Cash flows from (used in) financing activities:
   Increase (decrease) in short-term borrowings .................................       (13,792)        27,056         39,761
   Payment of long-term obligations .............................................        (5,993)        (7,664)        (1,062)
   Issuance of shares ...........................................................        23,832         11,658          2,131
   Cash dividends ...............................................................       (18,993)       (16,468)       (13,453)
                                                                                      ---------------------------------------
            Net cash from (used in) financing activities ........................       (14,946)        14,582         27,377
                                                                                      ---------------------------------------
Effect of exchange rate changes on cash .........................................         2,598         (3,235)         2,814
                                                                                      ---------------------------------------
            Increase in cash and cash equivalents ...............................        21,485         81,525         11,305
Cash and cash equivalents, beginning of year ....................................       213,606        132,081        120,776
                                                                                      ---------------------------------------
Cash and cash equivalents, end of year ..........................................     $ 235,091      $ 213,606      $ 132,081
                                                                                      ---------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ...................................................................     $   4,076      $   3,807      $   1,974
     Income taxes ...............................................................       109,822         69,555         90,318

Noncash investing and financing activities:
   Liabilities assumed in business acquisitions .................................        18,093          3,190          6,400
   Capital leases entered into for the acquisition of property and equipment ....             -              -          1,619
   Dividends accrued on redeemable preferred stock ..............................             -             81            150
   Redeemable preferred stock converted to common shares ........................             -          2,500              -

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF OPERATIONS.

Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal products, bone cements and accessories, bone substitute materials, craniomaxillofacial implants and instruments, and dental reconstructive implants and associated instrumentation. Headquartered in Warsaw, Indiana, Biomet has manufacturing and/or office facilities in over 50 locations worldwide. The Company currently distributes products in more than 100 countries throughout the world. The Company operates in one business segment but has three reportable geographic segments.

NOTE B: ACCOUNTING POLICIES.

The following is a summary of the accounting policies adopted by Biomet, Inc. and subsidiaries which have a significant effect on the consolidated financial statements.

Basis of Presentation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. Investments in affiliates in which the Company does not have the ability to significantly influence the operations are accounted for on the cost method, the carrying amount of which is not less than market. Investments in affiliates in which the Company does have the ability to significantly influence the operations, but does not control, are accounted for on the equity method. The financial statements of BioMer C.V. (a joint venture) are consolidated because the Company has the ability to control the operations of this entity. The minority shareholder's interest in BioMer C.V. is reflected as minority interest.

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

Intangible Assets - Intangible assets consist primarily of patents, trademarks, product technology, acquired license agreements and other identifiable intangible assets obtained through acquisition and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from three to fifteen years.

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over the fair value of acquired tangible and intangible net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to twenty years. The carrying value of goodwill is reviewed as circumstances warrant by the Company based on the expected future undiscounted operating cash flows of the related business unit. The Company believes no material impairment of goodwill exists at May 31, 2001.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $108 million at May 31, 2001) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B: ACCOUNTING POLICIES, CONCLUDED.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, long-term obligations, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - Revenue is recognized when the product is shipped to the healthcare provider. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31, 2001 and 2000, cash and cash equivalents and investments included $26 million and $65 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2001 and 2000, investments included $11 million and $18 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Stock-Based Compensation - The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock option grants to Team Members and, accordingly, has made all of the required pro forma disclosures for the years ended May 31, 2001, 2000 and 1999.

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) at May 31, 2001 and 2000 are as follows:
(in thousands)
                                                          2001        2000
Net unrealized holding gain (loss) on investments..... $ (5,180)   $ (9,221)
Cumulative translation adjustment.....................  (50,848)    (40,004)
                                                       --------    --------
                                                       $(56,028)   $(49,225)
                                                       --------    --------

Special Charges - The special charges of $26.1 million for the year ended May 31, 2001 results from the appellate court's decision in the Tronzo case (see Note L). Special charges of $11.7 million for the year ended May 31, 2000 are comprised of $2.7 million of merger costs related to the 3i merger (see Note C) and $9.0 million for the final determination of the interest element of the final judgment in the Orthofix litigation (see Note L). The special charges of $48.5 million for the year ended May 31, 1999 were comprised of a $55 million final judgment against the Company in the action brought by Orthofix, net of $6.5 million in proceeds from 3i's recovery in a litigation matter.

Accounting Pronouncements - The Company adopted EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires certain shipping and handling fees billed to customers to be recorded as revenue instead of as a reduction of shipping expense. Accordingly, the Company has reclassified amounts billed to customers from cost of sales to net sales for all periods presented to account for this new accounting guideline, with no effect on net income. This reclassification did not exceed $3 million in any year.

The Company adopted EITF 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." This EITF requires the income tax benefit on stock options to be classified as a component of operating cash flow Accordingly, the Company has reclassified, for all years presented, this amount in the statement of cash flow from a financing activity to an operating activity.

In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 141, among other things, requires that all business combinations be accounted for using the purchase method; use of the pooling-of-interests method is prohibited. The provisions of FASB Statement 141 will apply to all business combinations initiated after June 30, 2001. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. FASB Statement 142 must be applied by Biomet in fiscal year 2003; however, early adoption is permitted. The Company has not assessed the effect that the adoption of SFAS Statement 142 will have on its financial position or results of operations.

During fiscal year 2001 the Company adopted the provision of FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities" without any material impact on its financial position or results of operations.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C: BUSINESS COMBINATIONS.

Biolectron - On September 25, 2000, the Company, through its EBI subsidiary, acquired Biolectron, Inc. for $90 million in cash. Biolectron's products principally address the spinal fusion, fracture healing and arthroscopy market segments. Substantially all of Biolectron's results are included in the U.S. geographic segment. The Company accounted for this acquisition as a purchase and the operating results of Biolectron have been consolidated from the date of acquisition. The acquisition cost was allocated to the fair value of the net tangible and identifiable intangible assets including $4.4 million to acquired product technology. Acquired product technology is amortized over 13 years and goodwill of $76.0 million, arising from this acquisition, is amortized over 20 years.

Implant Innovations International Corporation - On December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed a merger transaction. The Company issued 11.7 million Common Shares for all of 3i's issued and outstanding shares. 3i and its subsidiaries design, develop, manufacture, market, and distribute dental reconstructive products. 3i's corporate headquarters and manufacturing facility are located in Palm Beach Gardens, Florida, and it has sales offices in Canada, Europe and Mexico. The business combination has been accounted for as a pooling-of-interests whereby all prior period financial statements of the Company have been restated to include the combined financial position, results of operations and cash flows of the Company and 3i. 3i's fiscal year-end was December 31 and, accordingly, the financial information for the fiscal year ended May 31, 1999 include 3i's financial information for its calendar year ended December 31, 1998. For the year ended May 31, 2000, the reporting period of 3i's statements of income and cash flows has been conformed to the Company's May 31 fiscal year. As a result, 3i's results of operations for the five-month period ended May 31, 1999, have been excluded from the reported results of operations and, therefore, have been added to the Company's retained earnings in the year ended May 31, 2000. 3i had net sales, expense and net income of $31,193,000, $29,181,000, and $2,076,000, respectively, for the five-month period ended May 31, 1999. For 1999 net sales and net income of 3i were $70,488,000 and $8,676,000, respectively. For the period June 1, 1999 through the date of acquisition, December 16, 1999, net sales and net income were $42,825,000 and $4,511,000, respectively. The Company recorded a one-time pre-tax charge of $2.7 million for merger-related costs during the third quarter of fiscal year 2000.

Other Acquisitions - During fiscal years 2001, 2000 and 1999, the Company has completed several acquisitions of foreign distributors and/or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $4.1 million, $19.8 million and $1.3 million for the years ended May 31, 2001, 2000 and 1999, respectively and is amortized over 15 years. Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company's historical results.

Investment in Affiliate - In April 1999, the Company entered into an agreement with Selective Genetics, Inc. ("Selective Genetics"). Under the terms of the agreement, the Company paid $5 million cash for Series C preferred stock of Selective Genetics. In April 2000, the Company made an additional investment of $640,000 to acquire shares of Series D preferred stock of Selective Genetics. The Company accounts for this investment on the cost method. Under the agreement, the Company will fund as incurred certain defined research and development efforts of Selective Genetics over a ten-year period (see Note L) in exchange for license rights to market certain products to be manufactured by Selective Genetics. Amounts funded under the agreement are charged to research and development expense.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D: INVESTMENTS.

At May 31, 2001, the Company's investment securities were classified as follows:

                                              Amortized         Unrealized
(in thousands)                                     Cost      Gains     Losses   Fair Value
Available-for-sale:                            --------   --------   --------   ----------
   Debt securities ........................    $169,733   $    838   $ (6,043)    $164,528
   Equity securities ......................      12,986      1,507     (1,741)      12,752
   Mortgage-backed securities .............      39,345         54     (2,581)      36,818
                                               --------   --------   --------   ----------
     Total available-for-sale .............     222,064      2,399    (10,365)     214,098
                                               --------   --------   --------   ----------

Held-to-maturity:
   Debt securities ........................       2,701          1         --        2,702
   Mortgage-backed obligations ............       8,158        152       (267)       8,043
                                               --------   --------   --------   ----------
     Total held-to-maturity ...............      10,859        153       (267)      10,745
                                               --------   --------   --------   ----------
Certificates of deposit ...................       3,100         --         --        3,100
                                               --------   --------   --------   ----------
   Total                                       $236,023   $  2,552   $(10,632)    $227,943
                                               --------   --------   --------   ----------

At May 31, 2000, the Company's investment securities were classified as follows:

                                              Amortized       Unrealized
(in thousands)                                     Cost     Gains      Losses   Fair Value
                                               --------   --------   --------   ----------
Available-for-sale:
   Debt securities ........................    $140,907   $     52   $(13,468)    $127,491
   Equity securities ......................      10,417      3,248     (1,522)      12,143
   Mortgage-backed securities .............      22,064         41     (2,537)      19,568
                                               --------   --------   --------   ----------
     Total available-for-sale .............     173,388      3,341    (17,527)     159,202
                                               --------   --------   --------   ----------

Held-to-maturity:
   Debt securities ........................      11,895         53        (31)      11,917
   Mortgage-backed obligations ............       6,465         --       (172)       6,293
                                               --------   --------   --------   ----------
     Total held-to-maturity ...............      18,360         53       (203)      18,210
                                               --------   --------   --------   ----------
Certificates of deposit ...................      16,100         --         --       16,100
                                               --------   --------   --------   ----------
   Total                                       $207,848   $  3,394   $(17,730)    $193,512
                                               --------   --------   --------   ----------

Proceeds from sales of available-for-sale securities were $32,251,000, $7,340,000 and $17,618,000 for the years ended May 31, 2001, 2000 and 1999, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2001, 2000 and 1999. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2001, gross realized gains and (losses) on sales of available-for-sale securities were $2,172,000 and $(584,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2000 were $1,581,000 and $(330,000), respectively. Gross realized gains and (losses) for the year ended May 31, 1999 were $1,635,000 and $(384,000), respectively. The Company's investment securities at May 31, 2001 include $49,665,000 of debt securities and $2,962,000 of mortgage-backed obligations all maturing within one year, and $3,100,000 of certificates of deposit, $117,564,000 of debt securities, $12,752,000 of equity securities and $42,014,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following: (in thousands)

                                                             2001      2000         1999
Interest income........................................    $20,053    $15,640      $10,451
Dividend income........................................      5,061      5,851        4,361
Net realized gains.....................................      1,588      1,251        1,251
                                                          --------   --------   ----------
  Total ...............................................    $26,702    $22,742      $16,063
                                                          --------   --------   ----------

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E: INVENTORIES.

Inventories at May 31, 2001 and 2000 consist of the following:
(in thousands)
                                                   2001       2000
Raw materials .................................  $ 32,024   $ 28,511
Work-in progress ..............................    31,082     28,962
Finished goods ................................   108,704    101,307
Consigned distributor .........................   105,791     81,382
                                                 --------   --------
  Total .......................................  $277,601   $240,162
                                                 --------   --------

NOTE F: DEBT.

At May 31, 2001 and 2000, short-term borrowings, including current maturities of long-term obligations, consist of the following:
(in thousands)
                                                    2001       2000
Bank line of credit - BioMer C.V. .............   $61,740    $68,718
Current maturities of long-term obligations ...       994      1,828
                                                  -------    -------
  Total .......................................   $62,734    $70,546
                                                  -------    -------

BioMer C.V. has a EUR 71 million unsecured line of credit with a major European bank. This line of credit is used to finance its European operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.7% (effective rate of 5.79% and 4.25% at May 31, 2001 and 2000, respectively).

3i leases certain equipment under capital leases and the capital lease obligations have been classified as a current liability at May 31, 2001, since the Company intends to repay the capital lease obligations during the next twelve months.

NOTE G: TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The amounts expensed under this plan for the years ended May 31, 2001, 2000 and 1999 were $4,401,000, $2,845,000, and
$2,652,000, respectively.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. Prior to the merger, 3i maintained a defined contribution profit sharing plan which covered substantially all of its full-time employees. The 3i plan was frozen as of the merger date and the 3i Team Members became eligible to participate in the Company's 401(k) plan. The amounts expensed under these profit sharing plans for the years ended May 31, 2001, 2000 and 1999 were $4,008,000, $3,252,000, and $2,051,000, respectively.

NOTE H: STOCK OPTION PLANS.

The Company has various stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan, the 1992 Distributor Stock Option Plan and the 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2001, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, directors and distributors, at the discretion of the Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees and directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the distributor options terminate upon the termination of an optionee's distributorship with the Company unless such termination results from retirement, disability or death. For the years ended May 31, 2001, 2000 and 1999, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H: STOCK OPTION PLANS, CONCLUDED.

The following table, which includes options under 3i's stock option plans, summarizes stock option activity:

                                            Number       Weighted-Average
                                          of Shares       Exercise Price
                                         ----------       --------------
Outstanding, June 1, 1998 ............    8,246,486        $    6.51
    Granted ..........................    2,983,605            13.66
    Exercised ........................   (1,511,526)            5.57
    Terminated .......................     (711,327)            5.73
                                         ----------

Outstanding, May 31, 1999 ............    9,007,238             8.71
    Granted ..........................    3,214,876            12.05
    Exercised ........................   (2,449,720)            5.41
    Terminated .......................     (364,067)            8.67
                                         ----------

Outstanding, May 31, 2000 ............    9,408,327            10.82
    Granted ..........................    2,366,990            20.33
    Exercised ........................   (2,694,668)           10.99
    Terminated .......................     (370,232)           11.31
                                         ----------


Outstanding, May 31, 2001 ............    8,710,417        $   13.81
                                         ----------


Options outstanding at May 31, 2001, are exercisable at prices ranging from $4.00 to $29.95 and have a weighted-average remaining contractual life of 4.9 years. The following table summarizes information about stock options outstanding at May 31, 2001.

                                           Outstanding
                                            Weighted-          Weighted-
                         Number              Average            Average            Number            Weighted-
  Range of           Outstanding at         Remaining           Exercise       Exercisable at         Average
Exercise Price        May 31, 2001       Contractual Life        Price          May 31, 2001       Exercise Price
--------------       --------------      ----------------      ---------       --------------      --------------
$ 4.00 - 10.00         1,505,430            2.4 years           $ 6.81             708,365            $  6.60
 10.01 - 15.00         4,241,948            4.3 years            12.36           1,048,588              12.54
 15.01 - 20.00         1,268,399            5.4 years            16.08             320,897              16.16
 20.01 - 25.00         1,511,610            8.4 years            21.14                  --                 --
 25.01 - 29.95           183,030            6.3 years            28.71                  --                 --
                       ---------                                                 ---------
                       8,710,417                                                 2,077,850
                       ---------                                                 ---------

At May 31, 2000 and 1999, there were exercisable options outstanding to purchase 2,399,000 and 2,467,500 shares, respectively, at weighted-average exercise prices of $9.16 and $5.91, respectively.

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans, except for $6.5 million in fiscal year 1999 which related to certain Team Members who were allowed to surrender shares obtained through the exercise of an option to satisfy the exercise value. If compensation expense for the Company's employee stock options issued in fiscal years 2001, 2000 and 1999 had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share would have been as follows:

                                                                                 2001          2000          1999
(in thousands, except per share data)
Pro forma net income ..................................................      $193,430      $170,262      $122,815
Pro forma diluted earnings per share...................................           .71           .64           .47
The weighted-average fair value of options granted during the year ....          7.09          4.11          4.42

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: (1) expected life of option of 3.6 years; (2) dividend yield of .42%, .40% and .36%; (3) expected volatility of 36%, 35% and 33%; and (4) risk-free interest rate of 4.47%, 6.28% and 5.62%, respectively.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I: SHAREHOLDERS' EQUITY & EARNINGS PER SHARE.

On December 16, 1999, the Company issued 11.7 million common shares in connection with the business combination with 3i (see Note C).

On July 9, 2001, the Company announced a $.09 per share cash dividend, payable July 27, 2001, to shareholders of record on July 20, 2001, and a three-for-two stock split payable August 6, 2001 to shareholders of record on July 30, 2001. On July 6, 2000, the Company announced a three-for-two stock split payable August 8, 2000 to shareholders of record on July 18, 2000. All shares and all per share data have been adjusted to give retroactive effect to all stock splits.

In December 1999, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the "Plan") to replace a 1989 rights plan that expired on December 2, 1999. Under the Plan, rights have attached to the outstanding common shares at the rate of one right for each share held by shareholders of record at the close of business on December 28, 1999. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $175.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in December 2009. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

Earnings per share for the years ended May 31, 2001, 2000 and 1999 are computed as follows:
(in thousands, except per share amounts)

                                                                                             2001        2000       1999
Numerator:
    Net income .........................................................................    $197,546    $173,771   $125,026
    Less: Preferred stock dividends ....................................................          --          81        150
                                                                                            --------    --------   --------
    Numerator for basic earnings per share - income available to common shareholders ...     197,546     173,690    124,876

Effect of dilutive securities:
    Dividend on convertible preferred securities .......................................          --          81        150
                                                                                            --------    --------   --------
    Numerator for diluted earnings per share - income available
      to common shareholders after assumed conversions .................................    $197,546    $173,771   $125,026
                                                                                            --------    --------   --------

Denominator:
    Denominator for basic earnings per share - weighted average shares .................     267,915     264,294    261,662

Effect of dilutive securities:
    Warrants ...........................................................................          --         359        359
    Convertible preferred securities ...................................................          --         537        537
    Stock options ......................................................................       2,831       2,052      3,257
                                                                                            --------    --------   --------
Dilutive potential common shares .......................................................       2,831       2,948      4,153
    Denominator for diluted earnings per share - adjusted weighted
      average shares and assumed conversions ...........................................     270,746     267,242    265,815
                                                                                            --------    --------   --------

Earnings per share - basic .............................................................    $    .74    $    .66   $    .48
Earnings per share - diluted ...........................................................         .73         .65        .47

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J: INCOME TAXES.


The components of income before income taxes are as follows:
(in thousands)

                                                                                            2001          2000           1999
United States operations............................................................   $ 285,696     $ 260,107     $  181,224
Foreign operations..................................................................      24,980        20,585         18,577
                                                                                        -------------------------------------
    Total...........................................................................   $ 310,676     $ 280,692     $  199,801
                                                                                        -------------------------------------


The provision for income taxes is summarized as follows:
(in thousands)


Current:                                                                                    2001          2000           1999
    Federal.........................................................................   $ 100,483     $  88,996     $   55,174
    State, including Puerto Rico....................................................      13,736        13,622         12,168
    Foreign.........................................................................       7,322         6,157          3,298
                                                                                        -------------------------------------
                                                                                         121,541       108,775         70,640
Deferred............................................................................     (15,635)       (9,037)        (3,323)
                                                                                        -------------------------------------
    Total...........................................................................   $ 105,906     $  99,738     $   67,317
                                                                                        -------------------------------------
Effective tax rate..................................................................        34.1%         35.5%          33.7%
                                                                                        -------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                                                                            2001          2000           1999
U.S. statutory income tax rate......................................................        35.0%         35.0%          35.0%
Add (deduct):
    State taxes, less effect of federal reduction...................................         2.6           2.9            3.2
    Foreign income taxes at rates different from the U.S. statutory rate............          --           (.8)          (2.3)
    Tax benefit relating to operations in Puerto Rico...............................         (.3)          (.3)           (.6)
    Tax credits.....................................................................         (.9)          (.4)           (.7)
    Earnings of Foreign Sales Corporation...........................................         (.7)          (.5)           (.9)
    Other...........................................................................        (1.6)          (.4)            --
                                                                                        -------------------------------------
Effective tax rate..................................................................        34.1%         35.5%          33.7%
                                                                                        -------------------------------------

The components of the net deferred tax asset and liability at May 31, 2001 and 2000 are as follows:
(in thousands)


Current deferred tax asset:                                                                 2001          2000
    Accounts and notes receivable...................................................   $  13,227     $   8,063
    Inventories.....................................................................      17,139        14,499
    Accrued expenses................................................................      18,616         3,249
                                                                                       -----------------------
      Current deferred tax asset....................................................   $  48,982     $  25,811
                                                                                       -----------------------
Long-term deferred tax asset (liability):
    Depreciation....................................................................   $  (4,158)    $  (4,166)
    Financial accounting basis of net assets of acquired companies different
      than tax basis................................................................      (4,958)       (4,521)
      Other.........................................................................       3,333         3,301
                                                                                       -----------------------
        Long-term deferred tax liability............................................   $  (5,783)    $  (5,386)
                                                                                       -----------------------

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K: SEGMENT DATA.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, EBI's softgoods and bracing products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic segments are comprised of the United States, Europe and Other. Other geographic segments include Canada, South America, Mexico, Japan and the Pacific Rim. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic segment are based on the location in which the sale originated.

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:
(in thousands)

                                           2001         2000         1999
Reconstructive products............. $  614,308   $  580,239   $  521,365
Fixation devices....................    202,152      180,336      162,825
Spinal products.....................     91,103       54,119       45,125
Other products......................    123,100      108,857      101,520
                                     ------------------------------------
                                     $1,030,663   $  923,551   $  830,835
                                     ------------------------------------

Net sales to customers:
    United States................... $  759,465   $  662,146   $  597,336
    Europe..........................    239,136      236,047      215,913
    Other...........................     32,062       25,358       17,586
                                     ------------------------------------
                                     $1,030,663   $  923,551   $  830,835
                                     ------------------------------------

Operating income:
    United States................... $  251,927   $  224,385   $  159,716
    Europe..........................     34,772       34,841       22,910
    Other...........................      3,988        4,448        3,276
                                     ------------------------------------
                                     $  290,687   $  263,674   $  185,902
                                     ------------------------------------

Long-lived assets:
    United States................... $  204,231   $  129,978   $  121,363
    Europe..........................    109,758      121,350      113,719
    Other...........................     17,640        5,635        4,723
                                     ------------------------------------
                                     $  331,629   $  256,963   $  239,805
                                     ------------------------------------


United States export sales, primarily to European countries, aggregated $37,093,000, $49,884,000 and $45,893,000 for the years ended May 31, 2001, 2000 and 1999, respectively. These sales are included in United States sales to customers above. The decrease in U.S. export sales for the year ended May 31, 2001 compared to the year end May 31, 2000 is attributable to the acquisition of foreign distributors and the changeover to direct representation in various foreign countries (principally Korea and Japan).

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE L: COMMITMENTS & CONTINGENCIES.

BioMer C.V. Put Option - Pursuant to the terms of the Joint Venture Agreement with Merck KGaA, the Company granted Merck KGaA a put option whereby Merck KGaA has the right to elect to require the Company to purchase all, but not less than all, of Merck KGaA's interest in BioMer C.V. Merck KGaA may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2001 and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck KGaA of notice from the Company that "a change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula value based on earnings of BioMer C.V. and multiples, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer C.V. less all liabilities of BioMer C.V. multiplied by Merck KGaA's ownership percentage.

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 2001 the Company's self-insurance limits were $3,000,000 per occurrence and $5,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - On January 18, 2001, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") reinstated a $20 million punitive damages award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida ("the District Court") while affirming the compensatory damage award of $520. In its decision in this matter, the District Court had reduced the punitive damage award to $52,000. The Federal Circuit's decision was based principally on procedural grounds, and concluded a finding that a relationship of 38,000 to 1 between the punitive award and the compensatory award was legally permissible. On March 28, 2001, the Federal Circuit denied the Company's combined petition for panel rehearing and petition for rehearing en banc. The Company believes this result conflicts with controlling law, including decisions of the United States Supreme Court. Accordingly, the Company is seeking review of this case by the United States Supreme Court. This decision does not affect the ongoing sales of any of Biomet's product lines. The Company has recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million in connection with these damage awards which includes interest and related expenses.

On June 30, 1999, the United States Court of Appeals for the Third Circuit (the "Third Circuit") significantly reduced the judgment previously entered against the Company in an action brought by Orthofix SRL ("Orthofix") against the Company and certain of its wholly-owned subsidiaries. The litigation related to events surrounding the expiration of a distribution agreement under which the Company distributed Orthofix's external fixation devices in the United States. The final judgment of $55 million, including estimated interest of $5.1 million, was accrued at May 31, 1999 and that amount plus $9.0 million related to the final determination of interest was paid during the year ended May 31, 2000.

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

BIOMET, INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


for the years ended May 31, 2001, 2000 and 1999
(in thousands)


   Col. A                     Col. B                    Col. C                    Col. D           Col. E

                                                       Additions
                                                       ---------
                                                  (1)               (2)
                                                                Charged to
Description                  Balance at       Charged to           other                           Balance at
                            beginning of      costs and         accounts -        Deductions -       end of
                               period          expenses          describe           describe         period
                            ------------      ----------        ----------       -------------     ----------
Allowance for
doubtful receivables:

For the year ended
   May 31, 2001             $  8,241          $ 11,166        $  1,606 (B)       $ 13,360(A)          $ 13,420
                                                                                      319(C)
                                                                 6,086 (E)
                            ========          ========        ========           ========             ========

For the year ended
   May 31, 2000             $  7,262          $  8,415        $    994(B)        $  7,750(A)          $  8,241
                                                                                      177(C)
                                                                                      503(D)
                            ========          ========        ========           ========             ========

For the year ended
   May 31, 1999             $  6,518          $ 10,239        $    130(B)        $  9,567(A)          $  7,262
                                                                                       58(C)
                            ========          ========         ========          ========             ========

Notes:

       (A) Uncollectible accounts written off

       (B) Collection of previously written off accounts

       (C) Effect of foreign currency translation adjustment

       (D) Change in 3i's allowance for the five-month period to conform 3i's calendar year-end with the Company's May 31 fiscal year-end

       (E) Acquisitions

QUARTERLY RESULTS (UNAUDITED)

(in thousands, except earnings per share)


                                    1st Qtr.    2nd Qtr.     3rd Qtr.      4th Qtr.        Year
2001
Net sales ....................   $  231,134   $  244,361   $  267,162   $  288,006   $1,030,663
Gross profit .................      162,966      173,334      192,121      206,179      734,600
Net income ...................       48,427       51,798       38,205       59,116      197,546
Earnings per share:
    Basic ....................          .18          .19          .15          .22          .74
    Diluted ..................          .18          .19          .14          .22          .73

2000
Net sales ....................   $  213,430   $  225,448   $  233,659   $  251,014   $  923,551
Gross profit .................      148,243      156,349      162,517      175,091      642,200
Net income ...................       41,172       38,786       43,192       50,621      173,771
Earnings per share:
    Basic ....................          .16          .15          .16          .19          .66
    Diluted ..................          .15          .15          .16          .19          .65

1999
Net sales ....................   $  193,609   $  202,217   $  210,429   $  224,580   $  830,835
Gross profit .................      131,885      137,693      143,552      155,343      568,473
Net income ...................       34,391       37,150       38,342       15,143      125,026
Earnings per share:
    Basic ....................          .13          .14          .15          .06          .48
    Diluted ..................          .13          .14          .15          .06          .47


- All per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

- The operating results for the third quarter of fiscal 2001 were adversely impacted by a $26.1 million special charge related to the appellate court's decision in the Tronzo case.

- The operating results for the second quarter of fiscal 2000 were adversely impacted by a $9 million special charge related to the final determination of the interest element of the final Orthofix judgment.

- The operating results for the third quarter of fiscal 2000 were adversely impacted by a $2.7 million special charge relating to the closing of the merger with 3i.

- The operating results for the fourth quarter of fiscal 1999 were adversely impacted by a $55 million special charge related to the appellate court's decision against the Company in the Orthofix litigation and positively impacted by a $6.5 million special credit which represented 3i's share of certain litigation proceeds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

         (1) FINANCIAL STATEMENTS:
             Report of Independent Accountants
             Consolidated Balance Sheets as of May 31, 2001 and 2000 Consolidated Statements of Income for the years ended May 31, 2001,
              2000 and 1999
             Consolidated Statements of Shareholders' Equity for the years ended
              May 31, 2001, 2000 and 1999
             Consolidated Statements of Cash Flows for the years ended May 31,
              2001, 2000 and 1999
             Notes to Consolidated Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULE:
             Schedule II - Valuation and Qualifying Accounts

         (3) EXHIBITS:
             Refer to the Index to Exhibits on p. 48.

    (b)  REPORTS ON FORM 8-K.

             None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2001.


                                  BIOMET, INC.

             By: /s/ DANE A. MILLER
                --------------------------------------------------------
                Dane A. Miller
                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2001.


             By: /s/ NILES L. NOBLITT
                --------------------------------------------------------
                Niles L. Noblitt, Director


             By: /s/ DANE A. MILLER
                --------------------------------------------------------
                Dane A. Miller, Director
               (Principal Executive Officer)


             By: /s/ JERRY L. FERGUSON
                --------------------------------------------------------
                Jerry L. Ferguson, Director


             By: /s/ M. RAY HARROFF
                --------------------------------------------------------
                M. Ray Harroff, Director


             By: /s/ KENNETH V. MILLER
                --------------------------------------------------------
                Kenneth V. Miller, Director


             By: /s/  JERRY L. MILLER
                --------------------------------------------------------
                Jerry L. Miller, Director


             By: /s/  L. GENE TANNER
                --------------------------------------------------------
                L. Gene Tanner, Director

             By: /s/ THOMAS F. KEARNS, JR
                --------------------------------------------------------
                Thomas F. Kearns, Jr., Director


             By: /s/ CHARLES E. NIEMIER
                --------------------------------------------------------
                Charles E. Niemier, Director


             By: /s/ DANIEL P. HANN
                --------------------------------------------------------
                Daniel P. Hann, Director


             By: /s/ MARILYN TUCKER QUAYLE
                --------------------------------------------------------
                Marilyn Tucker Quayle, Director


             By: /s/ C. SCOTT HARRISON
                --------------------------------------------------------
                C. Scott Harrison, Director


             By: /s/ PROF. DR. BERNHARD SCHEUBLE
                --------------------------------------------------------
                Prof. Dr. Bernhard Scheuble, Director


             By: /s/ GREGORY D. HARTMAN
                --------------------------------------------------------
                Gregory D. Hartman, Senior Vice President - Finance (Principal Financial Officer)


             By: /s/ JAMES W. HALLER
                --------------------------------------------------------
                James W. Haller, Controller
                (Principal Accounting Officer)

                                  BIOMET, INC.

                                    FORM 10-K

                                  MAY 31, 2001

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

         3.5 Amended and Restated Bylaws as Amended December 13, 1997. (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515)

    (4)  4.1    Specimen certificate for Common Shares. (Incorporated by
                reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

         4.2 Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K Report dated December 16, 1999, File No. 0-12515).

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

    (99)        No exhibit.