Form 10-Q
period 2001-08-31
BIOMET INC
filed 2001-10-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2001.

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

As of August 31, 2001, the registrant had 269,621,807 common shares outstanding.


BIOMET, INC.

CONTENTS

                                              										                 Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                  9

    Part II.   Other Information                                            10

    Signatures                                                              11

    Index to Exhibits                                                       12



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2001 and May 31, 2001
(in thousands)

ASSETS
                                                 August 31,         May 31,
                                                    2001              2001
                                                 ----------         -------
Current assets:
  Cash and cash equivalents                     $  254,784       $  235,091
  Investments                                       39,629           52,627
  Accounts and notes receivable, net               319,139          324,848
  Inventories                                      291,283          277,601
  Deferred and refundable income taxes              50,046           48,982
  Prepaid expenses and other                        25,780           29,230
                                                 ---------        ---------
      Total current assets                         980,661          968,379
                                                 ---------        ---------
Property, plant and equipment, at cost             336,199          325,890
    Less, Accumulated depreciation                 147,031          140,139
                                                 ---------        ---------
      Property, plant and equipment, net           189,168          185,751
                                                 ---------        ---------
Investments                                        190,925          175,430
Intangible assets, net                               8,204            8,848
Excess acquisition costs over fair value
  of acquired net assets, net                      132,299          134,835
Other assets                                        17,456           16,068
                                                 ---------        ---------
Total assets                                    $1,518,713       $1,489,311
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2001 and May 31, 2001
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    2001              2001
                                                  ----------         -------
Current liabilities:
  Short-term borrowings                          $   60,111       $   62,734
  Accounts payable                                   21,954           21,008
  Accrued income taxes                               36,145           31,085
  Accrued wages and commissions                      28,395           33,030
  Accrued litigation                                 26,100           26,100
  Other accrued expenses                             60,040           67,865
                                                  ---------        ---------
     Total current liabilities                      232,745          241,822

Long-term liabilities:
  Deferred federal income taxes                       6,354            5,783
  Other liabilities                                     403              423
                                                  ---------        ---------
     Total liabilities                              239,502          248,028
                                                  ---------        ---------
Minority interest                                    96,025           95,097
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     113,774          108,918
  Additional paid-in capital                         48,732           48,732
  Retained earnings                               1,076,309        1,044,564
  Accumulated other comprehensive loss              (55,629)         (56,028)
                                                  ---------        ---------
     Total shareholders' equity                   1,183,186        1,146,186
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,518,713       $1,489,311
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2001 and 2000
(in thousands, except per share amounts)

                                                    2001               2000
                                                    ----               ----

Net sales                                         $272,022           $231,133

Cost of sales                                       77,392             68,167
                                                   -------            -------
  Gross profit                                     194,630            162,966

Selling, general and
  administrative expenses                          101,316             82,934
Research and development expense                    11,668              9,864
                                                   -------            -------
  Operating income                                  81,646             70,168

Other income, net                                    4,564              5,470
                                                   -------            -------
  Income before income taxes
    and minority interest                           86,210             75,638

Provision for income taxes                          29,269             25,950
                                                   -------            -------
  Income before minority interest                   56,941             49,688

Minority interest                                      928              1,261
                                                   -------            -------
  Net income                                      $ 56,013           $ 48,427
                                                   =======            =======
Earnings per share:
    Basic                                            $ .21              $ .18
                                                      ====               ====
    Diluted                                          $ .21              $ .18
                                                      ====               ====
Shares used in the computation of earnings per share:
    Basic                                          269,459            266,955
                                                   =======            =======
    Diluted                                        272,668            269,862
                                                   =======            =======
Cash dividends per common share                      $ .09              $ .07
                                                      ====               ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2001 and 2000
(in thousands)

                                                          2001          2000
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 56,013      $ 48,427
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                         7,922         7,262
      Amortization                                         2,897         1,854
      Gain on sale of investments, net                        (4)         (244)
      Minority interest                                      928         1,261
      Deferred federal income taxes                       (1,155)          (90)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                 5,293         5,624
        Inventories                                      (14,710)       (8,508)
        Prepaid expenses and other                         2,450        (3,221)
        Accounts payable                                     903        (6,944)
        Accrued income taxes                               5,033        11,590
        Accrued wages and commissions                     (4,635)       (1,905)
        Other accrued expenses                            (7,115)       (2,077)
                                                         -------        ------
        Net cash from operating activities                53,820        53,029
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       38,980        24,645
  Purchases of investments                               (39,566)      (20,512)
  Capital expenditures                                   (11,960)       (8,621)
  Other                                                   (1,011)         (839)
                                                         -------        ------
        Net cash used in investing activities            (13,557)       (5,327)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease)in short-term borrowings, net        (2,098)        4,016
  Issuance of common shares                                4,856         7,184
  Cash dividends                                         (24,268)      (18,993)
                                                         -------        ------
        Net cash used in financing activities            (21,510)       (7,793)
                                                         -------        ------
Effect of exchange rate changes on cash                      940           754
                                                         -------        ------
Increase in cash and cash equivalents                     19,693        40,663
Cash and cash equivalents, beginning of year             235,091       213,606
                                                         -------       -------
Cash and cash equivalents, end of period                $254,784      $254,269
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

The accompanying consolidated balance sheet at May 31, 2001, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

The Company operates in one business segment, musculoskeletal products, which includes designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, EBI's softgoods and bracing products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and other. Other geographic markets include Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31:

                                2001         2000
                                ----         ----
                                  (in thousands)

        Reconstructive        $161,172     $142,092
        Fixation                53,646       46,531
        Spinal products         27,459       14,109
        Other                   29,745       28,401
                               -------      -------
                              $272,022     $231,133
                               =======      =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended August 31, 2001 and 2000 was $399 and $2,426, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 2001 and 2000 was $56,412 and $50,853, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2001 and May 31, 2001 are as  follows:

                                August 31,      May 31,
                                   2001           2001
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 34,951      $ 32,024
        Work-in-process            34,075        31,082
        Finished goods            111,015       108,704
        Consigned                 111,242       105,791
                                  -------       -------
                                 $291,283      $277,601
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2001, the Company issued 498,094 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $4,855,512. On July 9, 2001, the Company announced a three-for-two stock split payable August 6, 2001 to shareholders of record July 30, 2001. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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

NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS:

In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 141, among other things, requires that all business combinations be accounted for using the purchase method; use of the pooling-of-interest method is prohibited. The provisions of FASB Statement 141 will apply to all business combinations initiated after June 30, 2001. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company will adopt these two statements in the first quarter of fiscal 2003. The Company has not assessed the effect that the adoption of FASB Statement 142 will have on its financial position or results of operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 2001

The Company's cash and investments increased $22,190,000 to $485,338,000 at August 31, 2001, despite the $24,268,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $53,820,000 for the first three months of fiscal 2002 compared to $53,029,000 in 2001. The primary sources of fiscal year 2002 cash flows from operating activities were net income, a decrease in accounts receivable and an increase in accrued income taxes. Accrued income taxes increased in the first quarter because there is no federal tax estimate due in the first quarter. The primary use was an increase in inventory. Inventories increased from new product introductions and a buildup of inventory associated with the Company's establishment of its direct operations in Japan.

Cash flows used in investing activities were $13,557,000 for the first three months of fiscal 2002 compared to a use of $5,327,000 in 2001. The primary use of cash flows from investing activities were purchases of investments and capital equipment offset by sales and maturities of investments.

Cash flows used in financing activities were $21,510,000 for the first three months of fiscal 2002 compared to a use of $7,793,000 in 2001. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from exercise of common stock options by Team Members. In July 2001, the Company's Board of Directors declared a cash dividend of nine cents ($.09) per share payable to shareholders of record at the close of business on July 30, 2001.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.

OTHER MATTERS

The Company and all of its Team Members were deeply saddened by the recent tragedies that occurred in New York City, Washington, D.C. and Pennsylvania on September 11, 2001. Our heartfelt condolences are extended to the families and friends of the victims of these senseless events. Following these tragedies, the Company has not experienced a disruption in its sales, orders or any other matters affecting the Company's business. Moreover, at this point in time, management does not anticipate a material adverse impact on its results of operations or financial position as a result of the tragedies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2000

Net sales increased 18% to $272,022,000 for the three-month period ended August 31, 2001, from $231,133,000 for the same period last year. Excluding the impact of foreign currency and discontinued products, which reduced first quarter sales by $4.8 million and $2.8 million, respectively, net sales increased 21% during the first quarter of fiscal year 2002. The Company's U.S.-based revenue increased 26% to $199,202,000 during the first three months of fiscal 2002, while foreign sales increased .2% to $72,820,000. Excluding the negative foreign exchange adjustment and discontinued products, foreign sales in local currencies increased 11%. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 2002 were $161,172,000, representing a 13% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by total hip revision products, the M2aTM Taper Metal-on-Metal Hip, the Repicci IITM Unicondylar Knee, the AscentTM Total Knee System and bone cements and accessories. Sales of fixation products were $53,646,000 for the first three months of fiscal 2002, representing a 15% increase as compared to the same period in 2001. Sales of spinal products were $27,459,000 for the first three months of fiscal 2002, representing a 95% increase as compared to the same period in 2001. Sales of spinal hardware contributed to this increase. Increases in both fixation and spinal products were positively influenced by the acquisition of Biolectron in September of last fiscal year. The Company's sales of other products totaled $29,745,000, representing a 5% increase over the first three months of fiscal year 2001, primarily as a result of increased sales of softgoods and bracing and arthroscopy products offset by the loss of internationally distributed products. The sale of many of the Company's musculoskeletal products are elective surgery-related and accordingly are influenced by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season.

Cost of sales decreased as a percentage of net sales to 28.5% for the first three months of fiscal 2002 from 29.5% last year primarily as a result of increased sales of higher margin products and increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales increased to 37.2% compared to 35.9% for the first quarter last year. This increase in the percentage is a result of the Biolectron acquisition and ongoing investments in the Company's global sales capabilities. Research and development expenditures increased during the first three months to $11,668,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 16% from $70,168,000 for the first three months of fiscal 2001, to $81,646,000 for the first three months of fiscal 2002. Other income decreased 17% resulting from the lower interest rates available on investable cash. The effective income tax rate decreased to 34.0% for the first quarter of fiscal year 2002 from 34.3% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 16% increase in net income to $56,013,000 for the first three months of fiscal 2002 as compared to $48,427,000 for the same period in fiscal 2001. Basic and diluted earnings per share earnings increased 17%, from $.18 to $.21 for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 29,
2001.

At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2004.

Name                              Votes For     Votes Withheld

M. Ray Harroff                   234,971,469      2,089,296
Jerry L. Miller                  234,123,148      2,787,616
Charles E. Niemier               235,117,155      1,943,610
Prof. Dr. Bernhard Scheuble      235,072,789      2,122,975

The following directors will continue in office until their term expires at the 2002 Annual Meeting of shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.

The following directors will continue in office until their term expires at the 2003 Annual Meeting of shareholders: Dane A. Miller, Jerry L. Ferguson, Thomas
F. Kearns, Jr., and Daniel P. Hann.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  10/12/2001                    BY: /s/  GREGORY D. HARTMAN
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