Form 10-Q
period 2001-11-30
BIOMET INC
filed 2002-01-14
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2001.

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

As of November 30, 2001, the registrant had 270,030,630 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2001 and May 31, 2001
(in thousands)

ASSETS
                                                November 30,        May 31,
                                                    2001              2001
                                                ------------        -------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                     $  247,123       $  235,091
  Investments                                       35,455           52,627
  Accounts and notes receivable, net               332,013          324,848
  Inventories                                      309,008          277,601
  Deferred income taxes                             44,334           48,982
  Prepaid expenses and other                        25,186           29,230
                                                 ---------        ---------
      Total current assets                         993,119          968,379
                                                 ---------        ---------
Property, plant and equipment, at cost             360,789          325,890
    Less, Accumulated depreciation                 156,619          140,139
                                                 ---------        ---------
      Property, plant and equipment, net           204,170          185,751
                                                 ---------        ---------
Investments                                        210,346          175,430
Intangible assets, net                               7,915            8,848
Excess acquisition costs over fair value
  of acquired net assets, net                      130,017          134,835
Other assets                                        17,052           16,068
                                                 ---------        ---------
Total assets                                    $1,562,619       $1,489,311
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2001 and May 31, 2001
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,        May 31,
                                                    2001              2001
                                                 ------------        -------
                                                  (Unaudited)
Current liabilities:
  Short-term borrowings                          $   57,867       $   62,734
  Accounts payable                                   25,586           21,008
  Accrued income taxes                               27,987           31,085
  Accrued wages and commissions                      29,219           33,030
  Accrued litigation                                  5,864           26,100
  Other accrued expenses                             60,754           67,865
                                                  ---------        ---------
     Total current liabilities                      207,277          241,822

Long-term liabilities:
  Deferred federal income taxes                       6,433            5,783
  Other liabilities                                     412              423
                                                  ---------        ---------
     Total liabilities                              214,122          248,028
                                                  ---------        ---------
Minority interest                                    98,024           95,097
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     118,340          108,918
  Additional paid-in capital                         48,732           48,732
  Retained earnings                               1,137,761        1,044,564
  Accumulated other comprehensive loss              (54,360)         (56,028)
                                                  ---------        ---------
     Total shareholders' equity                   1,250,473        1,146,186
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,562,619       $1,489,311
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2001 and 2000 (Unaudited, in thousands, except per share amounts)

                                    Six Months Ended        Three Months Ended
                                      November 30,             November 30,
                                    ----------------        ------------------
                                    2001        2000        2001          2000
                                    ----        ----        ----          ----

Net sales                         $561,409    $475,494    $289,387      $244,361

Cost of sales                      156,426     139,194      79,034        71,027
                                   -------     -------     -------       -------
  Gross profit                     404,983     336,300     210,353       173,334

Selling, general and
  administrative expenses          207,995     170,114     106,679        87,180
Research and development expense    23,655      20,159      11,987        10,295
                                   -------     -------     -------       -------
  Operating income                 173,333     146,027      91,687        75,859

Other income, net                    8,935      10,181       4,371         4,711
                                   -------     -------     -------       -------
  Income before income taxes
    and minority interest          182,268     156,208      96,058        80,570

Provision for income taxes          61,876      53,512      32,607        27,562
                                   -------     -------     -------       -------
  Income before minority interest  120,392     102,696      63,451        53,008

Minority interest                    2,927       2,471       1,999         1,210
                                   -------     -------     -------       -------
  Net income                      $117,465    $100,225    $ 61,452      $ 51,798
                                   =======     =======     =======       =======
Earnings per share:
    Basic                            $ .44       $ .37       $ .23         $ .19
                                      ====        ====        ====          ====
    Diluted                          $ .43       $ .37       $ .23         $ .19
                                      ====        ====        ====          ====
Shares used in the computation of earnings per share:
    Basic                          269,635     267,384     269,809       267,729
                                   =======     =======     =======       =======
    Diluted                        272,747     270,129     272,822       270,708
                                   =======     =======     =======       =======
Cash dividends per common share      $ .09       $ .07       $  --         $  --
                                      ====        ====        ====          ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2001 and 2000
(Unaudited, in thousands)

                                                          2001          2000
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $117,465      $100,225
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        16,446        14,652
      Amortization                                         6,089         5,745
      Gain on sale of investments, net                       (89)       (1,284)
      Minority interest                                    2,927         2,471
      Deferred federal income taxes                        4,467          (909)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                (8,249)       (8,407)
        Inventories                                      (29,690)      (17,252)
        Prepaid expenses and other                         3,625        (9,803)
        Accounts payable                                   3,458        (3,182)
        Accrued income taxes                              (2,812)       (3,209)
        Accrued wages and commissions                     (4,883)        1,185
        Other accrued expenses                           (24,401)        3,902
                                                         -------       -------
        Net cash from operating activities                84,353        84,134
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       66,316        33,742
  Purchases of investments                               (81,562)      (35,817)
  Capital expenditures                                   (34,025)      (16,434)
  Acquisitions, net of cash acquired                          --       (90,602)
  Other                                                   (1,345)       (2,061)
                                                         -------       -------
        Net cash used in investing activities            (50,616)     (111,172)
                                                         -------       -------
Cash flows from (used in) financing activities:
  Decrease in short-term borrowings, net                  (4,974)      (11,369)
  Issuance of common shares                                9,422        13,571
  Cash dividends                                         (24,268)      (18,993)
                                                         -------       -------
        Net cash used in financing activities            (19,820)      (16,791)
                                                         -------       -------
Effect of exchange rate changes on cash                   (1,885)       (2,892)
                                                         -------       -------
Increase (decrease)in cash and cash equivalents           12,032       (46,721)
Cash and cash equivalents, beginning of year             235,091       213,606
                                                         -------       -------
Cash and cash equivalents, end of period                $247,123      $166,885
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

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

Net sales of musculoskeletal products by product category are as follows for the six and three months ended November 30:

                                    Six Months Ended        Three Months Ended
                                      November 30,             November 30,
                                    ----------------        ------------------
                                    2001        2000        2001          2000
                                    ----        ----        ----          ----
                                                 (in thousands)

        Reconstructive           $336,066    $287,893     $174,894      $145,801
        Fixation                  106,882      94,755       53,236        48,224
        Spinal products            57,151      35,801       29,692        21,692
        Other                      61,310      57,045       31,565        28,644
                                  -------     -------      -------       -------
                                 $561,409    $475,494     $289,387      $244,361
                                  =======     =======      =======       =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended November 30, 2001 and 2000 was $1,269,000 and $(16,427,000), respectively. Other comprehensive income (loss) for the six months ended November 30, 2001 and 2000 was $1,668,000 and $(14,001,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2001 and 2000 was $62,721,000 and $35,371,000, respectively. Total comcomprehensive income for the six months ended November 30, 2001 and 2000 was $119,133,000 and $86,224,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 2001 and May 31, 2001 are as  follows:

                                November 30,      May 31,
                                   2001           2001
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 35,834      $ 32,024
        Work-in-process            37,081        31,082
        Finished goods            120,042       108,704
        Consigned                 116,051       105,791
                                  -------       -------
                                 $309,008      $277,601
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 2001, the Company issued 906,917
Common Shares upon the exercise of outstanding stock options for proceeds aggregating $9,422,000. On July 9, 2001, the Company announced a three-for-two stock split payable August 6, 2001 to shareholders of record July 30, 2001. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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

NOTE 7:     CONTINGENCIES.

On November 13, 2001, the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida which affirmed a compensatory damage award of $520. The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has released $20,236,000 from escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

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

NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS:

In June of 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 141, among other things, requires that all business combinations be accounted for using the purchase method; use of the pooling-of-interest method is prohibited. The provisions of FASB Statement 141 will apply to all business combinations initiated after June 30, 2001. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company will adopt these two statements in the first quarter of fiscal 2003. The Company has not assessed the effect that the adoption of FASB Statement 142 will have on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 2001

The Company's cash and investments increased $29,776,000 to $492,924,000 at November 30, 2001, despite the $24,268,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $84,353,000 for the first six months of fiscal 2002 compared to $84,134,000 in 2001. The primary sources of fiscal year 2002 cash flows from operating activities were net income, depreciation and amortization offset by increases in accounts receivable and inventory and a decrease in other accrued expenses. Inventories increased from new product introductions and a buildup of inventory associated with the Company's establishment of its direct operations in Japan.

Cash flows used in investing activities were $50,616,000 for the first six months of fiscal 2002 compared to a use of $111,172,000 in 2001. The primary use of cash flows for investing activities were purchases of investments and purchases of capital equipment offset by sales and maturities of investments.

Cash flows used in financing activities were $19,820,000 for the first six months of fiscal 2002 compared to a source of $16,791,000 in 2001. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from cash receipts from stock option exercises.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs, common stock repurchases and potential business acquisitions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000

Net sales increased 18% to $561,409,000 for the six-month period ended November
30, 2001, from $475,494,000 for the same period last year.   Excluding the
impact of foreign currency and discontinued products, which reduced the first six months sales by $3.7 million and $5.3 million, respectively, net sales increased 20% during the first six months of fiscal year 2002. The Company's U.S.-based revenue increased 22% to $408,119,000 during the first six months, while foreign sales increased 8% to $153,290,000. Excluding the negative foreign exchange adjustment and discontinued products, foreign sales in local currencies increased 15%. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 2002 were $336,066,000, representing a 17% increase compared to the first six months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Repicci IITM Unicondylar Knee System, the AscentTM Total Knee System, the M2aTM Taper Metal-on-Metal Hip System and 3i's dental reconstructive implants. Sales of fixation products were $106,882,000 for the first six months of fiscal 2002, representing a 13% increase as compared to the same period in 2001. Sales of spinal products were $57,151,000 for the first six months of fiscal 2002, representing a 60% increase as compared to the same period in 2001. Sales of spinal hardware contributed to this increase. Increases in both fixation and spinal products were positively influenced by the acquisition of Biolectron in September of last fiscal year. The Company's sales of other products totaled $61,310,000, representing a 7% increase over the first six months of fiscal year 2001, primarily as a result of increased sales of softgoods and bracing products and arthroscopy products, offset by the loss of internationally distributed products.

Cost of sales decreased as a percentage of net sales to 27.9% for the first six months of fiscal 2002 from 29.3% last year primarily as a result of increased sales of higher margin products and increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales increased from 35.8% for the first six months of last year to 37.0% for the current six month period. This increase in the percentage is a result of the Biolectron acquisition and ongoing investments in the Company's global sales capabilities. Research and development expenditures increased during the first six months to $23,655,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 18% to $173,333,000 for the first six months of fiscal 2002. Other income decreased 12% resulting from the lower interest rates available on investable cash. The effective income tax rate decreased to 33.9% for the first six months of fiscal year 2002 from 34.3% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 17% increase in net income to $117,465,000 from $100,225,000 for the first six months of fiscal 2002 as compared to the same period in fiscal 2001. Basic earnings per share increased 19% from $.37 to $.44 for the periods presented, while diluted earnings per share increased 16% from $.37 to $.43 for the periods presented.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

Net sales increased 18% to $289,387,000 for the second quarter of fiscal 2002, as compared to $244,361,000 for the same period last year. Excluding the impact of foreign currency which increased second quarter sales by $1.1 million and discontinued products which reduced the second quarter sales by $2.5 million, net sales increased 19% during the second quarter of fiscal year 2002.
Operating income increased 21% from $75,859,000 for the second quarter of fiscal 2001, to $91,687,000 for the second quarter of fiscal 2002. During the second quarter, net income increased 19% to $61,452,000 as compared to $51,798,000 for the same period last year. Basic and diluted earnings per share increased 21% from $.19 to $.23 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.


PART II.  OTHER INFORMATION

Item 1: Legal Proceedings.

On November 13, 2001, the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida which affirmed a compensatory damage award of $520. The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has released $20,236,000 from escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K.
	    A report on Form 8-K was filed October31,2001 with respect to item 4 of that form.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:   1/11/2002                    BY: /s/  GREGORY D. HARTMAN
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