Form 10-Q
period 2002-02-28
BIOMET INC
filed 2002-04-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 2002.

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

As of February 28, 2002, the registrant had 267,986,633 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2002 and May 31, 2001
(in thousands)

ASSETS
                                                February 28,        May 31,
                                                    2002              2001
                                                ------------        -------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                     $  235,698       $  235,091
  Investments                                       42,675           52,627
  Accounts and notes receivable, net               335,990          324,848
  Inventories                                      318,975          277,601
  Deferred income taxes                             44,985           48,982
  Prepaid expenses and other                        23,069           29,230
                                                 ---------        ---------
      Total current assets                       1,001,392          968,379
                                                 ---------        ---------
Property, plant and equipment, at cost             373,472          325,890
    Less, Accumulated depreciation                 161,670          140,139
                                                 ---------        ---------
      Property, plant and equipment, net           211,802          185,751
                                                 ---------        ---------
Investments                                        210,431          175,430
Intangible assets, net                               7,775            8,848
Excess acquisition costs over fair value
  of acquired net assets, net                      126,704          134,835
Other assets                                        18,078           16,068
                                                 ---------        ---------
Total assets                                    $1,576,182       $1,489,311
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2002 and May 31, 2001
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,        May 31,
                                                    2002              2001
                                                 ------------        -------
                                                  (Unaudited)
Current liabilities:
  Short-term borrowings                          $   76,815       $   62,734
  Accounts payable                                   32,708           21,008
  Accrued income taxes                               21,725           31,085
  Accrued wages and commissions                      31,047           33,030
  Accrued litigation                                  5,864           26,100
  Other accrued expenses                             66,458           67,865
                                                  ---------        ---------
     Total current liabilities                      234,617          241,822

Long-term liabilities:
  Deferred federal income taxes                       5,836            5,783
  Other liabilities                                     403              423
                                                  ---------        ---------
     Total liabilities                              240,856          248,028
                                                  ---------        ---------
Minority interest                                   100,627           95,097
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     121,562          108,918
  Additional paid-in capital                         48,235           48,732
  Retained earnings                               1,124,969        1,044,564
  Accumulated other comprehensive loss              (60,067)         (56,028)
                                                  ---------        ---------
     Total shareholders' equity                   1,234,699        1,146,186
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,576,182       $1,489,311
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three months ended February 28, 2002 and 2001
(Unaudited, in thousands, except per share amounts)

                                    Nine Months Ended        Three Months Ended
                                      February 28,             February 28,
                                    -----------------       ------------------
                                    2002        2001        2002          2001
                                    ----        ----        ----          ----

Net sales                         $866,018    $742,657    $304,609      $267,163

Cost of sales                      241,664     214,236      85,238        75,042
                                   -------     -------     -------       -------
  Gross profit                     624,354     528,421     219,371       192,121

Selling, general and
  administrative expenses          320,846     293,189     112,851       123,075
Research and development expense    35,845      31,533      12,190        11,374
                                   -------     -------     -------       -------
  Operating income                 267,663     203,699      94,330        57,672

Other income, net                   11,807      14,107       2,872         3,926
                                   -------     -------     -------       -------
  Income before income taxes
    and minority interest          279,470     217,806      97,202        61,598

Provision for income taxes          94,800      74,624      32,924        21,112
                                   -------     -------     -------       -------
  Income before minority interest  184,670     143,182      64,278        40,486

Minority interest                    5,531       4,752       2,604         2,281
                                   -------     -------     -------       -------
  Net income                      $179,139    $138,430    $ 61,674      $ 38,205
                                   =======     =======     =======       =======
Earnings per share:
    Basic                            $ .66       $ .52       $ .23         $ .14
                                      ====        ====        ====          ====
    Diluted                          $ .66       $ .51       $ .23         $ .14
                                      ====        ====        ====          ====
Shares used in the computation of earnings per share:
    Basic                          269,554     267,633     269,388       268,245
                                   =======     =======     =======       =======
    Diluted                        272,543     270,561     272,265       271,530
                                   =======     =======     =======       =======
Cash dividends per common share      $ .09       $ .07       $  --         $  --
                                      ====        ====        ====          ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2002 and 2001
(Unaudited, in thousands)

                                                          2002          2001
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $179,139      $138,430
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        25,509        22,704
      Amortization                                         9,087         9,094
      Gain on sale of investments, net                      (300)       (1,783)
      Minority interest                                    5,531         4,752
      Deferred federal income taxes                        4,050          (583)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (13,421)      (29,348)
        Inventories                                      (40,138)      (26,704)
        Prepaid expenses and other                         4,642       (11,323)
        Accounts payable                                  10,441        (5,478)
        Accrued income taxes                              (9,712)       (5,943)
        Accrued wages and commissions                     (1,726)        4,179
        Other accrued expenses                           (27,334)       33,224
                                                         -------       -------
        Net cash from operating activities               145,768       131,221
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       87,728        41,481
  Purchases of investments                              (111,496)      (54,177)
  Capital expenditures                                   (45,142)      (25,255)
  Acquisitions, net of cash acquired                      (6,735)      (90,602)
  Other                                                     (885)       (2,766)
                                                         -------       -------
        Net cash used in investing activities            (76,530)     (131,319)
                                                         -------       -------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       18,012       (12,788)
  Issuance of common shares                               13,896        16,471
  Cash dividends                                         (24,268)      (18,993)
  Purchase of common shares                              (76,215)           --
                                                         -------       -------
        Net cash used in financing activities            (68,575)      (15,310)
                                                         -------       -------
Effect of exchange rate changes on cash                      (56)        4,975
                                                         -------       -------
Increase (decrease)in cash and cash equivalents              607       (10,433)
Cash and cash equivalents, beginning of year             235,091       213,606
                                                         -------       -------
Cash and cash equivalents, end of period                $235,698      $203,173
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

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

Net sales of musculoskeletal products by product category are as follows for the nine and three months ended February 28:

                                    Nine Months Ended        Three Months Ended
                                      February 28,             February 28,
                                    -----------------        ------------------
                                    2002        2001        2002          2001
                                    ----        ----        ----          ----
                                                 (in thousands)

        Reconstructive           $520,831    $446,548     $184,765      $158,655
        Fixation                  160,430     147,304       53,548        52,549
        Spinal products            89,609      62,230       32,458        26,429
        Other                      95,148      86,575       33,838        29,530
                                  -------     -------      -------       -------
                                 $866,018    $742,657     $304,609      $267,163
                                  =======     =======      =======       =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended February 28, 2002 and 2001 was $(5,707,000) and $21,280,000, respectively. Other comprehensive income (loss) for the nine months ended February 28, 2002 and 2001 was $(4,039,000) and $7,279,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 2002 and 2001 was $55,967,000 and $59,485,000, respectively. Total comcomprehensive income for the nine months ended February 28, 2002 and 2001 was $175,100,000 and $145,709,000,
respectively.

NOTE 3:     INVENTORIES.

Inventories at February 28, 2002 and May 31, 2001 are as  follows:

                                February 28,      May 31,
                                   2002           2001
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 33,374      $ 32,024
        Work-in-process            45,171        31,082
        Finished goods            125,492       108,704
        Consigned                 114,938       105,791
                                  -------       -------
                                 $318,975      $277,601
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 2002, the Company issued 1,341,520 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $13,896,000. During the nine months ended February 28, 2002 the Company purchased 2,478,601 common shares at an aggregrate cost of $76,215,000, pursuant to the Common Stock repurchase programs authorized by the Board of Directors in December 2001. On July 9, 2001, the Company announced a three-for-two stock split payable August 6, 2001 to shareholders of record
July 30, 2001. All information on the number of common shares and all per share data for the previous year have been restated for this stock split.

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

NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS:

In June of 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 141, among other things, requires that all business combinations be accounted for using the purchase method; use of the pooling-of-interest method is prohibited. The provisions of FASB Statement 141 will apply to all business combinations initiated after June 30, 2001. FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company will adopt this statement in the first quarter of fiscal 2003. The Company has not assessed the effect that the adoption of FASB Statement 142 will have on its financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 28, 2002

The Company's cash and investments increased $25,656,000 to $488,804,000 at February 28, 2002, despite the $76,215,000 used to purchase shares during the quarter pursuant to the December 2001 share repurchase programs and the $24,268,000 cash dividend paid during the first quarter.

Cash flows provided by operating activities were $145,768,000 for the first nine months of fiscal 2002 compared to $131,221,000 in 2001. The primary sources of fiscal year 2002 cash flows from operating activities were net income, depreciation and amortization offset by an increase in inventory and a decrease in other accrued expenses. Inventories increased from new product introductions and a buildup of inventory associated with the Company's establishment of its direct operations in Japan. Other accrued expenses decreased from the payout in the Tronzo litigation as described in Note 7 of the Notes to Consolidated Financial Statements.

Cash flows used in investing activities were $76,530,000 for the first nine months of fiscal 2002 compared to a use of $131,319,000 in 2001. The primary use of cash flows for investing activities were purchases of investments and purchases of capital equipment offset by sales and maturities of investments. Included in capital expenditures are costs for the purchase and expansion of the Company's 3i facilities.

Cash flows used in financing activities were $68,575,000 for the first nine months of fiscal 2002 compared to a use of $15,310,000 in 2001. The primary use of cash flows from financing activities were the purchase of the Company's Common Shares as part of the Common Share repurchase programs and the cash dividend paid in the first quarter while the primary source of cash flows from financing activities was from cash receipts from stock option exercises and additional borrowings in Europe from the Biomer's line of credit. Biomer increased its line of credit from EUR 71 million to EUR 100 million during the current quarter.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs, common stock repurchases and potential business acquisitions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2001

Net sales increased 17% to $866,018,000 for the nine-month period ended February 28, 2002, from $742,657,000 for the same period last year. Excluding the impact of foreign currency and discontinued products, which reduced the first nine months sales by $4.6 million and $7.8 million, respectively, net sales increased 18.5% during the first nine months of fiscal year 2002. The Company's U.S.-based revenue increased 20% to $625,702,000 during the first nine months, while foreign sales increased
8% to $240,316,000. Excluding the negative foreign exchange adjustment and discontinued products, foreign sales in local currencies increased 14%.

Worldwide sales of Biomet's reconstructive devices increased 17% during the first nine months of fiscal 2002 to $520,831,000. Reconstructive devices were led by total knee sales, which increased 19% in the United States and 18% worldwide during the first nine months. Biomet's knee performance continues to be driven by the Repicci IITM Unicondylar Knee System and the AscentTM Total Knee System. Total hip sales increased
17% in the United States and 14% worldwide during the first nine months of fiscal 2002. The Company's M2aTM Taper Metal-on-Metal Hip System and Biomet's broad line of cementless total hip systems continue to drive this growth. 3i's dental reconstructive implants increased 16% in the United States and 17% worldwide during the nine-month period. Bone cements and accessories increased 31% worldwide for the nine-month period.

Fixation sales increased 9% to $160,430,000 for the first nine months of fiscal 2002. Fixation sales were led by electrical stimulation products which increased 16% worldwide during the nine-month period. External fixation sales increased 5% worldwide, internal fixation sales increased 8% worldwide, while craniomaxillofacial sales decreased 5% worldwide for the nine-month period.

Spinal sales increased 44% to $89,609,000 for the first nine months of fiscal 2002. Sales of spinal hardware and EBI's non-invasive SpinalPak Spinal Stimulation System contributed to this increase. Increases in both fixation and spinal products were positively influenced by the acquisition of Biolectron in September of last fiscal year.

The Company's sales of other products totaled $95,148,000, representing a 10% increase over the first nine months of fiscal year 2001, primarily as a result of increased sales of softgoods and bracing products and arthroscopy products, offset by the loss of internationally distributed products.

Cost of sales decreased as a percentage of net sales to 27.9% for the first nine months of fiscal 2002 from 28.8% last year primarily as a result of increased sales of higher margin products and increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales changed from 39.5% (36.0% excluding the Tronzo special charge) for the first nine months of last year to 37.0% for the current nine-month period. This increase in the percentage (excluding the special charge) is a result of ongoing investments in the Company's global sales capabilities, including implementing a direct selling organization in Japan. In addition, in the third quarter, the Company experienced approximately $1.5 million of additional expenses resulting from the reorganization of its Walter Lorenz subsidiary. Research and development expenditures increased during the first nine months to $35,845,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 31% (16% excluding the special charge) to $267,663,000 for the first nine months of fiscal 2002. Other income decreased 16% resulting from lower interest rates available on investable cash. The effective income tax rate decreased to 33.9% for the first nine months of fiscal year 2002 from 34.3% last year primarily as a result of U.S. pretax income growing at a higher rate than international pretax income where tax rates are higher.

These factors resulted in a 29% increase (15% excluding the special charge) in net income to $179,139,000 for the first nine months of fiscal 2002. Basic earnings per share increased 27% (14% excluding the special charge) from $.52 ($.58) to $.66 for the periods presented, while diluted earnings per share increased 29% (14% excluding the special charge) from $.51 ($.58) to $.66 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001

Net sales increased 14% to $304,609,000 for the third quarter of fiscal 2002, as compared to $267,163,000 for the same period last year.
Excluding the impact of foreign currency which decreased third quarter sales by $.9 million and discontinued products which reduced the third quarter sales by $2.5 million, net sales increased 15% during the third quarter of fiscal year 2002. Operating income increased 64% (13% excluding the special charge) to $94,330,000 for the third quarter of fiscal 2002. During the third quarter, net income increased 61% (11% excluding the special charge) to $61,674,000. Basic earnings per share increased 64% (10% excluding the special charge) from $.14 ($.21) to $.23 for the periods presented, while diluted earnings per share increased 64% (15% excluding the special charge) from $.14 ($.20) to $.23 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.

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


DATE:   4/12/2002                    BY: /s/  GREGORY D. HARTMAN
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