Form 10-K
period 2002-05-31
BIOMET INC
filed 2002-08-19
CIK 351346

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

                For the fiscal year ended May 31, 2002.
                                             OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _____________.

                          Commission file No. 0-12515.

                                   BIOMET INC
             (Exact name of registrant as specified in its charter)

               INDIANA                                35-1418342
      (State of incorporation)             (IRS Employer Identification No.)

     56 EAST BELL DRIVE, WARSAW, INDIANA                    46582
   (Address of principal executive offices)               (Zip Code)


                                 (574) 267-6639
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

             COMMON SHARES                 RIGHTS TO PURCHASE COMMON SHARES
            (Title of class)                       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on July 12, 2002, as reported by the Nasdaq Stock Market, was approximately $5,978,000,000. As of July 12, 2002, there were 263,286,529 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       PARTS OF FORM 10-K
                                                       INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                     IS INCORPORATED
Proxy Statement with respect to the 2002
Annual Meeting of Shareholders of the Registrant            Part III

================================================================================

This report contains certain statements that are "forward-looking statements" within the meaning of federal securities laws. Those statements are often indicated by the use of words such as "will," "intend," "anticipate," "estimate," "expect," "plan" and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company's products; the Company's intent and ability to expand its operations; assumptions and estimates regarding the size and growth of certain market segments; the Company's ability and intent to expand in key international markets; the anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company's capital resources to meet the needs of its business; the Company's continued investment in new products and technologies; the ultimate success of the Company's strategic alliances and joint ventures; the ultimate marketability of products currently being developed; the ability to successfully implement new technology; future declarations of cash dividends and stock splits; the Company's ability to sustain sales and earnings growth; the Company's goals for sales and earnings growth; the future value of the Company's Common Stock; the ultimate effect of the Company's Share Repurchase Programs; the Company's success in achieving timely approval of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the trend of reimbursement prices throughout the world; the susceptibility of health care costs to political pressure and scrutiny; and the Company's ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS...........................................................  1
ITEM 2.   PROPERTIES......................................................... 12
ITEM 3.   LEGAL PROCEEDINGS.................................................. 13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 13

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................ 15
ITEM 6.   SELECTED FINANCIAL DATA............................................ 16
ITEM 7.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION &
          RESULTS OF OPERATIONS.............................................. 17
ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK........... 21
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 22
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................... 40

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS  OF THE REGISTRANT................ 40
ITEM 11.  EXECUTIVE COMPENSATION............................................. 40
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.... 40
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 40

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.... 41

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

The Company's principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P.; the Biomet Merck joint venture; Implant Innovations, Inc.; Walter Lorenz Surgical, Inc. and Arthrotek, Inc. Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

The Company intends to fully comply with the recent corporate responsibility legislation enacted by Congress, the Sarbanes-Oxley Act of 2002, in response to the recent highly publicized corporate accounting scandals. In practice, these new requirements will not change the way the Company conducts its business or the method and diligence with which it prepares its financial statements. The Company has no special purpose entities or off balance sheet transactions, nor does it make loans to its executive officers. The only partnership in which the Company is a party is the Biomet Merck joint venture in Europe, which has been fully disclosed in the Company's financial statements, including the provision for the minority interest held by Merck KGaA of Darmstadt, Germany.

PRODUCTS

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major product groups: reconstructive devices, fixation products, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Other. Reconstructive devices include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation products include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine and spinal fixation systems. The other product sales category includes softgoods and bracing products, arthroscopy products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products. Depending on the application, the Company reports sales of bone substitute materials in the fixation product or spinal product group.

The following table shows the net sales and percentages of total net sales contributed by each of the Company's product groups for each of the three most recent fiscal years ended May 31, 2002.

                                                               YEARS ENDED MAY 31,
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
                                                          -----------------------------
                                        2002                           2001                        2000
                                               PERCENT                       PERCENT                     PERCENT
                                     NET      OF TOTAL              NET     OF TOTAL            NET     OF TOTAL
                                   SALES     NET SALES            SALES    NET SALES          SALES    NET SALES
                                   -----     ---------            -----    ---------          -----    ---------
Reconstructive  Devices       $  721,004           60%       $  614,308          59%       $580,239          63%

Fixation Products                215,544           18%          202,152          20%        180,336          19%

Spinal Products                  125,119           11%           91,103           9%         54,119           6%

Other Products                   130,235           11%          123,100          12%        108,857          12%
                              ----------------------------------------------------------------------------------
Total                         $1,191,902          100%       $1,030,663         100%       $923,551         100%
                              ----------------------------------------------------------------------------------

RECONSTRUCTIVE DEVICES

Orthopedic reconstructive devices are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company's primary orthopedic reconstructive joints are knees, hips and extremities, but it produces other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company's reconstructive devices, as well as bone cements and delivery systems. The Company's orthopedic reconstructive devices are sold through its Biomet Orthopedics, Inc. ("Biomet Orthopedics") subsidiary. Additionally, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

     KNEE SYSTEMS. Total knee replacement procedures normally include a femoral component, a patellar component, a tibial tray and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure, or as a revision procedure due to the need to replace, repair or enhance the initial implant. Partial, or unicondylar, knee replacement is an option when only a portion of the knee requires replacement.

The Maxim(R) Complete Knee System incorporates cruciate retaining, posterior stabilized and constrained components, and competes in the primary and revision knee market segments. The Maxim(R) System was the Company's largest-selling knee system during fiscal year 2002 and continues to gain market share in the United States. The Company is finalizing the development of the Maxim(R) Accel(TM) Total Knee System, which is designed to be a comprehensive knee system, addressing primary and revision indications.

The Company continues to be the market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Repicci II(R) Unicondylar Knee System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure can often be performed on an outpatient basis and requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss. The Oxford(TM) Phase 3 Unicompartmental Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong sales outside the United States. The Company is currently seeking clearance to market the Oxford(TM) Phase 3 Knee from the U.S. Food and Drug Administration ("FDA"). During the first half of fiscal year 2003, the Company intends to introduce the Vanguard M(TM) Series Minimally-Invasive Unicompartmental Knee System. The Vanguard M(TM) System is designed to accommodate surgeons who prefer a fully-instrumented minimally-invasive unicondylar system, and incorporates a fixed-bearing tibial component to accompany the femoral component and instruments of the Oxford(TM) Phase 3 Minimally-Invasive Unicompartmental Knee System.

The Ascent(TM) Total Knee System incorporates an open box posterior stabilized femoral component with a swept-back anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patellar tracking and contribute to reduced lateral release rates. The Ascent(TM) System addresses the needs of both the primary and revision markets.

During fiscal year 2002, Biomet Orthopedics released the Biomet(R) Orthopaedic Salvage System ("OSS"). This system provides modular flexibility while reducing overall inventory demands. The OSS System is used mainly in instances of severe bone loss or significant soft tissue instability as a result of multiple revision surgeries or oncological bone deficiencies.

The TRAC(R) Mobile Bearing Knee System, which has been positively received in Europe and is currently involved in clinical studies in the United States, is a unique knee system utilized primarily in total knee arthroplasty for younger, more active patients. Its patented rotating platform design allows greater anatomic flexibility of the knee.

     HIP SYSTEMS. Total hip replacement procedures involve the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure due to the need to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company currently offers over twenty total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company's patented ArCom(R) polyethylene-lined or metal-on-metal acetabular components. Many of the femoral prostheses utilize a porous coating, which enhances the attachment of bone cement to the stem or enables cementless fixation.

The Alliance(R) family of hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance(R) family of hip systems includes the Answer(R), Bi-Metric(R), Bio-Groove(R), Hip Fracture(TM), Integral(R), Intrigue(TM), Osteocap RS(R), Progressive(TM), RX90(TM) and Vision(R) Hip Systems. During fiscal year 2002, Biomet Orthopedics augmented the Alliance(R) family by introducing Exact((TM)) Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.

The Mallory-Head(R) Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory-Head(R) revision femoral components provide innovative solutions for difficult revision cases, and have demonstrated excellent clinical results. The Mallory-Head(R) Calcar Replacement Prosthesis is offered in both a one-piece and modular geometry, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency.

Biomet's Metal-on-Metal Hip System combines a cobalt chrome head with a cobalt chrome liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M(2)a-Taper(TM) Metal-on-Metal Articulation System may be utilized on most of Biomet's femoral components and has continued to evolve with the introduction of the M(2)a-38(TM)System, which incorporates larger diameter metal-on-metal components designed to offer increased range of motion and decrease the likelihood of hip dislocation. The Company is also developing a ceramic-on-ceramic articulation system, which is currently being marketed outside the United States and is in the patient-enrollment phase of a clinical trial in the United States.

During fiscal year 2002, Biomet received clearance from the FDA to market the Taperloc(R) and Mallory-Head(R) Porous Primary Stems with hydroxyapatite coating in the United States. The Company already markets several hip components in Europe with hydroxyapatite coating, which is preferred by some surgeons in cementless procedures. During fiscal year 2003, the Company plans to introduce the Max-Ti(TM) Protrusio Cage, the first protrusio cage to offer modular augments to fit the product to the patient and achieve desired anatomic positioning. The Company also anticipates clearance from the FDA to market its constrained hip liners as a result of the FDA's downclassification of constrained hip liners from Class III to Class II medical devices. This downclassification was effective May 30, 2002 and could potentially shorten the FDA review and approval process for constrained hip liners from years to months.

     EXTREMITY SYSTEMS. The Company offers a variety of shoulder systems including the Absolute(R) Bi-Polar, Bi-Angular(R), Bio-Modular(R), Copeland(TM), Integrated(TM) and Mosaic(TM) Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland(TM) Humeral Resurfacing Head was released in the United States during fiscal year 2002. With 10 years of positive clinical results in the United Kingdom, the Copeland(TM) Head was developed to minimize bone removal in shoulder procedures. The Discovery(TM) Elbow is a unique total elbow device that incorporates an ArCom(R) polyethylene molded bearing and condylar hinge mechanism designed to produce a more anatomic articulation than observed in simple-hinged elbow implants. The iBP(TM) (Instrumented Bone Preserving) Elbow System is marketed in Europe and is designed to closely resemble the natural anatomy of the elbow to allow for a more complex pattern of movement than simple-hinged implants.

     DENTAL RECONSTRUCTIVE IMPLANTS. Through its subsidiary, Implant Innovations, Inc. ("3i"), the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth. 3i's flagship product, the OSSEOTITE(R) product line, features a patented micro-porous surface technology, which allows for earlier loading and improved bone integration to the surface of the implant compared to competitive dental implants.

3i's offering of restorative treatment options also includes the GingiHue(TM) Post and the ZiReal(TM) Post. The GingiHue(TM) Post is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color to approximate the appearance of natural teeth. The ZiReal(TM) Post offers a highly aesthetic restorative option. This zirconia-based implant provides the natural translucence of ceramic material, but with greater strength, durability and resistance to cracking than conventional aluminum oxide ceramic abutments. Both of these products may be used with conventional crown and bridge techniques.

Through its collaboration with Colbar Research & Development Ltd., 3i introduced OSSIX(TM) Resorbable Collagen Membrane during fiscal year 2002. The OSSIX(TM) membrane provides a barrier for guided bone regeneration for six months and then completely resorbs within eight to ten months. The regenerated bone may then be used as the foundation for a dental implant.

Ossix(TM) is a trademark of Colbar Research & Development Ltd.

     OTHER RECONSTRUCTIVE DEVICES. Biomet's Patient-Matched Implant ("PMI(R)") services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet's reconstructive sales by strengthening its relationships with orthopedic surgeons and augmenting its reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet's PMI(R) group utilizes a three-dimensional ("3-D") bone and soft tissue reconstruction imaging system. The Company uses Computed Tomography ("CT") data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. Biomet also provides anatomic physical models based on patient CT data. With this imaging and model-making technology, Biomet's PMI(R) group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers to create a PMI(R) design for the actual manufacturing of the custom implant for the patient.

The Company is involved in the ongoing development of bone cements and delivery systems. The Company has successfully penetrated the domestic cement market with Palacos(R) Bone Cement, which is marketed primarily in conjunction with the Optivac(R) Vacuum Mixing System.

FIXATION PRODUCTS

The Company's fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications.

     ELECTRICAL STIMULATION SYSTEMS. The Company's subsidiary, EBI, L.P. ("EBI"), is the market leader in the electrical stimulation segment of the fixation market. The EBI Bone Healing System(R) unit is a non-invasive option for the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. The non-invasive devices sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudarthrosis. The EBI Bone Healing System(R) units produce low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect bone cells. The EBI Bone Healing System(R) unit may be utilized over a patient's cast, incorporated into the cast or worn over the skin. In addition, the OrthoPak(R) Bone Growth Stimulation System offers a small, lightweight non-invasive bone growth stimulator using capacitive coupling technology. The OrthoPak(R) System provides greater ease of use and enhances access to fracture sites. Sales of EBI's non-invasive electrical stimulation products continue to be positively impacted by the FDA's revision of the definition of "nonunions" to include fractures with no visibly progressive signs of healing, rather than the previously required time frame of nine months with no signs of healing, as well as the revision of the Health Care Financing Administration ("HCFA") policy covering electrical stimulation therapy for fractures to permit reimbursement for electrical stimulation therapy three months after a fracture has occurred.

EBI also offers an implantable option when bone growth stimulation is required subsequent to surgical intervention. EBI's OsteoGen(TM) Totally Implantable Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture.

     EXTERNAL FIXATION DEVICES. External fixation is generally indicated to immobilize fractures when traditional casting is not a viable solution. The DynaFix(R) and Vision(R) Systems are patented devices for use in complicated trauma situations and in certain limb-lengthening and deformity correction applications. EBI also offers several other fixation systems addressing distal radius fractures and elbow fractures, as well as extensions to the DynaFix(R) and Vision(R) Systems designed to treat the varying and unique needs of practitioners and patients.

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

Lorenz Surgical manufactures and markets the LactoSorb(R) Resorbable Fixation System of resorbable plates and screws comprised of a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R) System is comparable in strength to titanium plating systems at its initial placement and is completely resorbed within 9 to 15 months after implantation. The LactoSorb(R) System is especially beneficial in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws.

Palacos(R) is a registered trademark of Hereaus Kulzer GmbH.

Mimix(TM) Bone Substitute Material is a synthetic tetra-calcium phosphate/tri-calcium phosphate material. This material is most commonly used for the repair of cranial defects, and is currently offered in putty form, but is scheduled to be launched in an injectable form during fiscal year 2003.

     INTERNAL FIXATION DEVICES. The Company's internal fixation products include devices such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. They are intended as aids to healing and may be removed when healing is complete; they are not intended to replace normal body structures.

The VHS(R) Vari-Angle Hip Fixation System is a key internal fixation product line for the Company. Its components can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative selection of the optimum fixation angle.

During fiscal year 2003, the Company plans to introduce the Quad 4(TM) Intramedullary Nail System to the domestic market. The Quad 4(TM) System requires approximately 50% less inventory than competitive systems and is uniquely designed to address the widest possible variety of femoral fractures.

     BONE SUBSTITUTE MATERIALS. When presented with a patient having a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. Bone substitute materials can eliminate the pain created at the graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have fixation or spinal applications. During fiscal year 2003, the Company expects to receive clearance from the FDA to market Calcigen S(TM) (calcium sulfate) bone substitute material in granular and self-setting forms in the United States for orthopedic applications.

SPINAL PRODUCTS

The Company's spinal products include electrical stimulation devices for spinal applications, spinal fixation systems and bone substitute materials and allograft products for spinal applications.

     SPINAL FUSION STIMULATION SYSTEMS. Implantable, direct-current electrical stimulation units provide an adjunct to surgical intervention in the treatment of spinal fusion applications. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI's SpF(R) Implantable Spinal Fusion Stimulators are used in conjunction with bone grafting to increase the probability of fusion success. The implantable units each consist of a generator that provides a constant direct current to a titanium cathode placed where bone growth is required. The SpinalPak(R) Spine Fusion Stimulation System offers surgeons a patient-friendly unit for situations in which non-invasive stimulation is the appropriate option.

     SPINAL FIXATION SYSTEMS. The Company manufactures and distributes a traditional rod and plate system, as well as the SpineLink(TM) Spinal Fixation System, which addresses many of the inherent drawbacks of traditional rod and plate systems by addressing each spine segment individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink(TM)-II Spinal Fixation System is a second generation SpineLink(TM) product scheduled to be launched during fiscal year 2003 and combines the independent, intrasegmental concept of the SpineLink(TM) System with a low-profile design that simplifies point-to-point fixation for the surgeon. The EBI VueLock(TM) Anterior Cervical Plate System features pre-contoured titanium plates with an open design to provide one-step locking and better visualization of the bone graft site during surgery and on x-ray films subsequent to the surgical procedure.

     BONE SUBSTITUTE MATERIALS. Traditional spinal fixation surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. During fiscal year 2002, the Company launched the OsteoStim(TM) resorbable bone graft substitute material for spinal applications. The OsteoStim(TM) material is a granular form of calcium phosphate that is resorbed and replaced with natural bone during the healing process.

OTHER PRODUCTS

The Company also manufactures and distributes several other products including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. EBI manufactures and distributes an extensive line of orthopedic support products under the EBI(R) Sports Medicine trade name. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary.

VHS(R) is a registered trademark of Implant Distribution Network, Ltd.

     ORTHOPEDIC SUPPORT PRODUCTS. EBI distributes a line of orthopedic support products under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the Support-on-Site (S.O.S.(TM)) stock and bill program, which efficiently handles the details of product delivery for the healthcare provider.

     ARTHROSCOPY PRODUCTS. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the Bone Mulch(TM) Screw/WasherLoc(TM) Device for anterior cruciate ligament repair, the CurvTek(R) Bone Tunneling System for the reattachment of soft tissue to bone and LactoSorb(R) resorbable arthroscopic fixation products.

PRODUCT DEVELOPMENT

The Company's research and development efforts are essentially divided into two categories: innovative new technology and evolutionary developments. Most of the innovative new technology development efforts are focused on biomaterial products, and are managed at the corporate level and take place primarily in Warsaw, Indiana and Darmstadt, Germany. Evolutionary developments are driven primarily by the individual subsidiaries and include product line extensions and improvements.

The Company continues to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, the Company is well positioned to take advantage of external acquisition and development opportunities. An important component of the Company's strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products, including the relationships forged with Organogenesis, Inc. and Z-KAT, Inc. during fiscal year 2002. The Company is working with Organogenesis to market orthopedic products incorporating the Organogenesis' FortaFlex(TM) bio-engineered matrix technology, such as the CuffPatch(TM) rotator cuff repair product, which received clearance from the FDA in March 2002. The Company is collaborating with Z-KAT to co-develop and distribute image-guided software and intelligent instrumentation for various musculoskeletal applications and techniques, including minimally-invasive procedures.

As previously disclosed, the Company has formed an alliance with Selective Genetics, Inc. ("Selective Genetics") to develop gene therapy products for musculoskeletal repair indications. The Company has an exclusive, worldwide license covering the application of Selective Genetics' Gene Activated Matrix ("GAM(TM)") material for musculoskeletal repair indications and a co-exclusive license for use of the GAM(TM) material with spine cages. As discussed in Note C of the Notes to Consolidated Financial Statements, the Company also made a minority equity investment in Selective Genetics and during the fourth quarter of fiscal year 2002 incurred a charge of $5.5 million representing impairment of its equity investment in Selective Genetics based on the equity valuation utilized by Selective Genetics for its recent round of financing. Despite the devaluation of the equity investment, the Company continues to be optimistic about the ultimate marketability of the GAM(TM) material and is continuing the development of musculoskeletal applications of this technology. In an effort to ensure the progress of musculoskeletal applications for the GAM(TM) material, the Company has undertaken greater oversight responsibility for these development efforts.

For the years ended May 31, 2002, 2001 and 2000, the Company expended approximately $50,750,000, $43,020,000 and $40,208,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthroscopy products, resorbable technology, biomaterials products, gene therapy technologies and image-guided software in the musculoskeletal products field.

The Company's research and development efforts have produced approximately 260 new products during the last three fiscal years, including numerous new products introduced during fiscal year 2002, such as the following products: Exact(TM) Hip Instrumentation, the M(2)a-38(TM) Acetabular System, Biomet(R) Patella Reaming System, Maxim(R) PS Pop Top Tibia, Hydroxyapatite coated Taperloc(R) Porous Components, Hydroxyapatite coated Mallory-Head(R) Porous Primary Components, Low-Profile Head Small Cannulated Screws, the Copeland(TM) Humeral Resurfacing Head, Bio-Modular(R) Choice Shoulder System, Absolute(R) Bi-Polar Shoulder, the Discovery(TM) Elbow System, Avantage(TM) Revision Cup, ECO Hip System, Helios(R) Porous Hip Stem with Hydroxyapatite Coating, Oxford(R) TMK Total Meniscal Knee, Performance(TM) Rotating Platform Knee, Nottingham Fracture Stem, Optimix(TM) Closed Bone Cementing System, LactoSorb(R) Volar Plate, BHS UltraSoft FLX(R) Flexible Treatment Coils,

GAM(TM) is a trademark of Selective Genetics, Inc.

OsteoStim(TM) Resorbable Bone Graft Substitute, OsteoStim(TM) Anterior Cervical Allograft Spacer, DynaFix(R) Vision(R) Rapid Clamps, DynaFix(R) VS(TM) Osteotomy System, the SpineLink(TM)-II Spinal Fixation System, A-Force(TM) PF Night Splint, Alliance(TM) ACL Knee Brace, EBI(R) Sport Back Brace, Mentor(TM) Wrist Brace, ArthroPasser Suture Passer, Bone Patellar Tendon Bone Instrument Set, LactoScrew(R) Suture Anchor, LactoSorb(R) Hammertoe Implant, LactoSorb(R) Resorbable Cross Pin, LactoSorb(R) No Profile Screw & Washer, Ti Screw Titanium Anchor, Arthrotek(R) Resorbable Orthopedic Fixation System, TruGrip(TM) Screw & Washer, Alveolar Ridge Distractor, Mimix(TM) Synthetic Bone Substitute Material in injectable form, LactoSorb(R) Endoscopic Push Screws, Overdenture Abutment, OSSEOTITE(R) NT Natural-Taper Implant and OSSIX(TM) Resorbable Membrane.

During fiscal year 2003, the Company intends to release many new products including, but not limited to, the following products: Max-Ti(TM) Protrusio Cage, Maxim(R) Accel(TM) Total Knee System, Vanguard M(TM) Series Minimally-Invasive Unicompartmental Knee System, Quad-4(TM) Intramedullary Nail System with instrumentation, the GPS(TM) Gravitational Platelet Separation System, Calcigen S(TM) Bone Graft System, Multi-vector Distraction Osteogenesis Device (the "Blue Device"), 1.5/2.0mm Titanium Osteosynthesis Plating System and Mimix(TM) Synthetic Bone Substitute Material in injectable form.

GOVERNMENT REGULATION

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. It has always been the practice of the Company to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. This practice is reflected in the Company's code of conduct and the responsibility of the Audit Committee of the Board of Directors to review the Company's systems of internal control, its process for monitoring compliance with laws and regulations and its process for monitoring compliance with its code of conduct. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant, and, in general, there appears to be a trend toward more stringent regulation throughout the world. The Company devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. The Company believes that it is no more or less adversely affected by existing government regulations than are its competitors.

In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices. For more information regarding the FDA regulations and their impact, the reader may refer to www.fda.gov.

The Company believes it is well-positioned to face the changing international regulatory environment. The International Standards Organization ("ISO") has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company's products. Each of the Company's manufacturing and/or assembly facilities are authorized to place the CE mark on their products.

In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to health care and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors affecting a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Company's orthopedic reconstructive products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures-Lower Extremities), DRG 471 (Bilateral Major Procedures of the Lower Extremity) and DRG 491 (Major Joint and Limb Reattachment Procedures-Upper Extremities), and have also received approval for pass-through coding under the Hospital Outpatient Prospective Payment System. Effective October 1, 2002, certain reimbursements for DRG payment will be adjusted. The payments for DRG 209, 471 and 491 are scheduled to increase 6.9%, 5.8% and 6.7%, respectively. In addition, the average DRG payments for spinal and trauma procedures are scheduled to increase 5.7% and 5.8%, respectively. In general, the Company considers this to be a positive event, which may serve to alleviate certain components of pricing pressure on the Company's products.

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

SALES AND MARKETING

The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow to approximately 74.7 million in 20 years. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while incorporating state-of-the-art solutions to the demands of the increasingly active patient. The Company has firmly positioned itself as the advocate of the surgeon and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.

The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company's product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company's products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In Europe, the Company's products are promoted by a mixture of direct sales representatives, independent commissioned sales agents and independent third-party distributors, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in approximately ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company's products are marketed by more than 1,850 sales representatives throughout the world.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons, with the exception of some elective pediatric procedures scheduled to coincide with school breaks.

The Company's customers are the hospitals, surgeons, other physicians and healthcare providers who employ its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers, as well as the Company's ability to design and manufacture products that meet the physicians' technical requirements at a competitive price. Major international markets for the Company's products are Western Europe, Australia, Canada, Asia Pacific and Latin America. The Company's business in these markets is subject to pricing pressures and currency fluctuation risks. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements.

For the fiscal years ended May 31, 2002, 2001 and 2000, the Company's foreign sales aggregated $335,527,000, $308,291,000 and $311,289,000, respectively, or
28%, 30% and 34% of net sales, respectively. During fiscal year 2002, foreign sales were reduced by $7 million due to foreign currency translations. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note K of the Notes to Consolidated Financial Statements included in Item 8 of this Report and are incorporated herein by reference.

The Company consigns inventory throughout the world to its customers and to its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2002, inventory of approximately $118,994,000 was consigned to these distributors, salespersons and customers.

COMPETITION

The business of the Company is highly competitive. Major competitors in the orthopedic reconstructive device market include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Howmedica Osteonics, a subsidiary of Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc and Sulzer Orthopedics, Inc., a subsidiary of Centerpulse AG (formerly Sulzer Medica
AG). Management believes these five companies, together with Biomet Orthopedics, have the predominant share of the orthopedic reconstructive device market. Competition within the industry is primarily based on service and product design, although price competition is an important factor as providers continue to be concerned with health care costs. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The average selling prices in the United States of Biomet Orthopedics' products have increased 5% during fiscal year 2002 as a result of a shift to higher priced goods and an increase in the price of its products. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of Medtronic/Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy AcroMed Corporation, a subsidiary of Johnson & Johnson; Synthes, Inc.; Centerpulse Spine-Tech, Inc., a division of Centerpulse AG; Interpore International, Inc.; Stryker Spine, a division of Stryker Corp.; and others.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of price, ease of application and clinical results. EBI's principal competitors in the external fixation market are Smith & Nephew plc; Stryker Corp.; Synthes, Inc. and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company's internal fixation product lines compete with those of ACE Orthopedics, a division of Johnson & Johnson; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc; and Synthes, Inc.

3i products compete in the areas of dental reconstructive implants and related products. Its primary competitors in the dental implant market include Straumann AG; Nobel Biocare AB and Centerpulse Dental, Inc., a subsidiary of Centerpulse AG.

EBI is the market leader in the bone growth stimulation market. EBI's electrical stimulation products include implantable and non-invasive devices indicated for spinal fusion applications and bone growth stimulation applications. The implantable spinal fusion stimulation systems and bone growth stimulation products are used as an adjunct to conventional surgical procedures to enhance the success rates of these procedures. EBI's non-invasive bone growth stimulation products are utilized in long-bone recalcitrant fractures as an alternative to surgical procedures. Other companies offering products in the electrical stimulation market include Orthofix, Inc., a subsidiary of Orthofix International N.V.; OrthoLogic Corp.; and Exogen, Inc., a subsidiary of Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives. EBI's non-invasive stimulators offer advantages over conventional surgery or invasive products in that their use eliminates hospital, surgeon and operating room costs, and these products can be used in the presence of infection without creating a risk of additional infection. EBI's implantable stimulators offer the advantage of conformance to surgical practice and do not require maintenance by the patient.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation and specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include Synthes, Inc.; Stryker-Leibinger, a subsidiary of Stryker Corp.; Bionx Implants, Inc.; Aesculap AG & Co.; ACE Surgical Supply Company, Inc.; MacroPore, Inc.; KLS-Martin, L.P.; Osteomed Corp.; and Hu-Friedy Dental.

Arthrotek products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy, a division of Smith & Nephew plc; Stryker Corp; Linvatec Corp., a subsidiary of CONMED Corporation; Mitek, a division of Ethicon, a Johnson & Johnson Company; Arthrex, Inc.; and Bionx Implants, Inc.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of the Company's orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of the concerns discussed below regarding the supply of polyethylene powder, none of the Company's raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by the Company, such as cobalt alloy and titanium, is somewhat cyclical in nature. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials.

However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys.

Suppliers of polyethylene powder have expressed an increasing level of concern due to perceived product liability exposure in the medical device industry. The Company believes that the concern of the suppliers is related to the litigation involving the use of silicone in breast implants and attempts by plaintiffs' class action lawyers to pursue lawsuits against the manufacturers of the raw material, i.e., silicone. The concern expressed to the Company was two-fold: first, demand for polyethylene powder from manufacturers of medical devices represents a nominal portion of the aggregate business of suppliers of polyethylene powder and, second, the legal risk for manufacturers of raw material selling to the medical device industry is significant. More recent product liability class action litigation involving medical devices has most likely served to increase general concern in the industry. While the Company continues to have a source from which to purchase polyethylene powder, the Company is aware of the concerns expressed by suppliers of polyethylene powder, and recognizes that any heightened concern could potentially result in suppliers refusing to supply this raw material to the Company.

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

3i purchases all materials to produce its products from approximately 82 suppliers, approximately 21 of whom are the single source of supply for the particular product. 3i believes that, in the event of a shortage, there are alternative sources of supply for all products, and maintains an inventory of materials sufficient to meet any short-term shortages of supply. The results of the Company's operations are not materially dependent on raw material costs.

EMPLOYEES

As of May 31, 2002, the Company's domestic operations (including Puerto Rico) employed approximately 3,240 persons, of whom approximately 1,710 are engaged in production and approximately 1,530 in research and development, sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employ approximately 1,490 persons, of whom approximately 700 are engaged in production and approximately 790 in research and development, sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees are represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.

The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.

PATENTS AND TRADEMARKS

The Company believes that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, management continues to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. Management enforces its intellectual property rights consistent with the Company's strategic objectives. The Company does not believe that it has any single patent or license (or series of patents or licenses), which is material to its operations. The Company is not aware of any single patent, the loss or invalidity of which would be material to its consolidated revenues or earnings.

BIOMET, EBI, W. LORENZ, 3i and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this Report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

RISK FACTORS

Risk factors facing the Company's business include, but are not limited to the following: the increasing cost of product development efforts incorporating technology advances, the litigious nature of the U.S. health care industry, a potential downward trend of reimbursement prices throughout the world, currency fluctuations and the financial stability of global markets for the Company's products.

CORPORATE GOVERNANCE AND MANAGEMENT OBJECTIVES

It has always been the practice of the Company to comply with all laws and regulations governing its operations and to conduct its affairs in an ethical and responsible manner. This practice is reflected in the Company's code of conduct and the responsibility and level of activity of the Audit Committee and the independent members of the Executive Committee of the Board of Directors. The Company utilizes a decentralized management structure intended to empower local decision-making ability within appropriate corporate-wide controls. The Company strives to achieve its goal of being responsive to market demands by attracting and retaining superior, motivated employees.

The Company is committed to achieving a balance between the twin objectives of maximizing shareholder return and instilling a sense of personal financial interest with its employees in the Company's success through the grant of incentive stock options. The Company believes that employee stock options help to create an entrepreneurial environment within the Company and ultimately serve to align the interests of employees with those of the Company's shareholders. However, the Company is also conscious of the concern of some shareholders, particularly in light of the current corporate climate, of the dilution resulting from excessive stock option grants to employees, and members of senior management in particular. Of the aggregate 1,721,171 option shares granted during fiscal year 2002, only 109,000, or 6.3%, were granted to the Company's executive officers. As of May 31, 2002, the Company had 8,386,821 option shares outstanding, of which, only 2,606,065 were currently exercisable. The exercise of all currently exercisable option shares would result in less than one percent dilution of the Company's shares outstanding as of July 12, 2002.

ITEM 2.  PROPERTIES.

The following are the principal properties of the Company:

FACILITY                                                          LOCATION                        SQUARE      OWNED/
                                                                                                    FEET      LEASED
Corporate headquarters of Biomet, Inc.;                           Warsaw, Indiana                345,000      Owned
manufacturing and research and development facility
of Biomet Manufacturing Corp.; and distribution center
and offices of Biomet Orthopedics, Inc.

Administrative, manufacturing and distribution facility           (1) Parsippany, New Jersey(*)   63,000      Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.  (2) Parsippany, New Jersey     165,700      Owned

Manufacturing facility of EBI, L.P. and administrative offices    Allendale, New Jersey           30,000      Leased
of Biolectron, Inc.

Manufacturing facility of EBI, L.P.                               Marlow, Oklahoma                51,500      Owned

Administrative, manufacturing and distribution facility           Jacksonville, Florida           82,500      Owned
of Lorenz Surgical

Office, manufacturing and distribution facility                   (1) Palm Beach Gardens, FL      67,000      Owned
of Implant Innovations, Inc.                                      (2) Palm Beach Gardens, FL      23,000      Leased

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

Office, manufacturing and warehouse facility of                   Valence, France                 86,100      Owned
Biomet Merck France Sarl

Office, manufacturing and warehouse facilities of                 (1) Berlin, Germany             49,900      Owned
Biomet Merck Deutschland GmbH                                     (2) Berlin, Germany             16,900      Owned

Office and research and development facility of                   Darmstadt, Germany              29,200      Leased
Merck Biomaterial GmbH

Office and warehouse facility of Ortomed BV and Biomet Merck      Zwijndrecht, The Netherlands    38,400      Owned

Office and manufacturing facility of IQL                          Valencia, Spain                 69,600      Owned

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

In addition, the Company maintains more than 30 offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America. The Company believes that all of its facilities are adequate, well-maintained and suitable for the development, manufacture, distribution and marketing of all its products.

ITEM 3. LEGAL PROCEEDINGS.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing and petition for rehearing en banc. On November 13, 2001, the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has paid $20,236,000 out of escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

In October, 1997 and April, 2000 the Company received subpoenas from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), and the United States Attorney's Office for the Eastern District of Pennsylvania ("USAO") in conjunction with an investigation of its financial relationship with a physician group under the Medicare laws. The subpoenas seek the production of documents referring or relating to Pennsylvania Hospital, Thomas Jefferson Hospital, a physician group practicing under the name Orthopaedic Reconstructive Associates and The Rothman Institute. The Company also is aware that its distributor servicing the hospitals received a similar subpoena. The Company does not itself submit claims to or receive reimbursements from Medicare with respect to its orthopedic reconstructive products, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. The Company has not been advised of the precise subject matter of the USAO and HHS/OIG investigation, but, during the time period covered by the subpoenas, had research, product development, physician training, clinical follow-up and data collection relationships with The Rothman Institute. The Company has fully cooperated with USAO and HHS/OIG in this matter, and is unable to predict what action, if any, might be taken in the future by the USAO and/or HHS/OIG as a result of this investigation or what impact, if any, the outcome of this matter might have on its financial position or business operations.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company does not anticipate that the adverse outcome of these matters will result in a material loss. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company's executive officers are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years. Executive officers are elected annually by the Board of Directors to serve for one year and until their successors are elected, subject to resignation, retirement or removal.


                                                                               Served as Executive    Current Position(s)
Name, Age and Business Experience                                                 Officer Since         with the Company
---------------------------------                                               -------------------   -------------------

Dane A. Miller, Ph.D., 56
President and Chief Executive Officer of the Company. Director of the                  1977          President and Chief
Company since 1977.                                                                                  Executive Officer and
                                                                                                     Director of the Company.

Niles L. Noblitt, 51
Chairman of the Board of the Company. Director of the Company since 1977.              1978          Chairman of the Board
                                                                                                     and Director of the Company.

Charles E. Niemier, 46
Senior Vice President - International Operations of the Company. Director              1984          Senior Vice President -
of the Company since 1987.                                                                           International Operations
                                                                                                     and Director of the Company.

Garry L. England, 48
Senior Vice President - Warsaw Operations of the Company.                              1987          Senior Vice President -
                                                                                                     Warsaw Operations of the
                                                                                                     Company.

Daniel P. Hann, 47
Senior Vice President, General Counsel and Secretary of the Company since              1989          Senior Vice President and
June 1999; prior thereto, Vice President, General Counsel and Secretary of                           General Counsel, Secretary
the Company. Director of the Company since 1989.                                                     and Director of the Company.

Joel P. Pratt, 48
Senior Vice President of the Company since June 1999 and President                     1990          Senior Vice President
of Walter Lorenz Surgical, Inc. since January 2002, President of Arthrotek,                          of the Company and President
Inc. from 1996 to 2001.                                                                              of Walter Lorenz Surgical, Inc.

Gregory D. Hartman, 45
Senior Vice President - Finance and Chief Financial Officer of the Company             1991          Senior Vice President  -
since June 1999; prior thereto, Vice President - Finance and Chief                                   Finance and Chief Financial
Financial Officer of the Company.                                                                    Officer of the Company.

James W. Haller, 45
Controller of the Company and Vice President - Finance of Biomet Orthopedics,          1991          Controller of the Company
Inc. since June 2001; prior thereto, Controller of the Company.                                      and Vice President - Finance
                                                                                                     of Biomet Orthopedics, Inc.

Jerry L. Ferguson, 61
Vice Chairman of the Board of the Company since December 1997; prior thereto,          1994          Vice Chairman of the Board
Senior Vice President of the Company. Director of the Company since 1977.                            and Director of the Company.

James R. Pastena, 51
Vice President of the Company since September 1998 and President of EBI, L.P.          1998          Vice President of the Company
                                                                                                     and President of EBI, L.P.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for each of the three most recent fiscal years ended May 31. The approximate number of shareholders of record as of July 12, 2002 was 6,437.

                                  High             Low

2002
        Fourth                   $32.68           $25.18
        Third                     33.26            26.77
        Second                    33.74            24.33
        First                     34.36            25.06

2001
        Fourth                    30.67            23.67
        Third                     27.83            20.46
        Second                    26.92            19.08
        First                     23.50            14.97

2000
        Fourth                    17.54            12.04
        Third                     19.79            13.25
        Second                    16.79            10.96
        First                     19.39            15.50

The Company paid cash dividends of $.09, $.07 and $.06 per share on July 27, 2001, July 17, 2000, and August 6, 1999, respectively.

On July 2, 2002, the Company announced a cash dividend of $.10, payable July 15, 2002, to shareholders of record at the close of business on July 8, 2002.

All market prices and dividend information have been adjusted to give retroactive effect to the three-for-two stock splits announced July 9, 2001 and July 6, 2000.

ITEM 6. SELECTED FINANCIAL DATA

INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except per share amounts)


                                                             2002              2001           2000            1999          1998
Net sales .............................................   $1,191,902        $1,030,663     $  923,551     $  830,835     $  708,678
Cost of sales .........................................      332,727           296,063        281,351        262,362        226,829
                                                          -------------------------------------------------------------------------
    Gross profit ......................................      859,175           734,600        642,200        568,473        481,849

Selling, general and administrative expenses ..........      437,731           374,793        326,618        295,401        256,509
Research and development expense ......................       50,750            43,020         40,208         38,723         39,731
Special charges .......................................           --            26,100         11,700         48,447             --
                                                          -------------------------------------------------------------------------
    Operating income ..................................      370,694           290,687        263,674        185,902        185,609

Other income, net .....................................        5,421*           19,989         17,018         13,899         23,452
                                                          -------------------------------------------------------------------------
    Income before income taxes and minority interest...      376,115           310,676        280,692        199,801        209,061
Provision for income taxes ............................      127,665           105,906         99,738         67,317         81,058
                                                          -------------------------------------------------------------------------
    Income before minority interest ...................      248,450           204,770        180,954        132,484        128,003
Minority interest .....................................        8,710             7,224          7,183          7,458            144
                                                          -------------------------------------------------------------------------
    Net income ........................................   $  239,740        $  197,546     $  173,771     $  125,026     $  127,859
                                                          -------------------------------------------------------------------------
Earnings per share:
    Basic .............................................   $      .89        $      .74     $      .66     $      .48     $      .49
    Diluted ...........................................          .88               .73            .65            .47            .48
                                                          -------------------------------------------------------------------------
Shares used in the computation of earnings per share:
    Basic .............................................      268,475           267,915        264,294        261,662        260,330
    Diluted ...........................................      271,245           270,746        267,242        265,815        264,630
                                                          -------------------------------------------------------------------------
Cash dividends paid per common share ..................   $      .09        $      .07     $      .06     $      .05     $      .05


BALANCE SHEET DATA
At May 31,
(in thousands)

                                                             2002              2001           2000            1999          1998
Working capital .......................................   $  715,245        $  726,557     $  608,185     $  497,010     $  483,025
Total assets ..........................................    1,521,723         1,489,311      1,218,448      1,110,940        879,382
Long-term obligations, including redeemable
 preferred stock ......................................           --                --             --          8,074          7,330
Shareholders' equity ..................................    1,176,479         1,146,186        943,323        795,849        678,311


- All share and per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

- Amounts after January 1, 1998 include the impact of Biomet Merck. Other acquisitions during the five year period individually and in the aggregate have not been material to the Company's operating results or financial position.

* Other income, net for fiscal 2002 was adversely impacted by a $9 million charge as a result of equity write-downs in marketable securities and other investments.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                       Percentage
                                                         Percentage of Net Sales   Increase (Decrease)
                                                                                      2002      2001
                                                        2002       2001       2000  vs. 2001  vs. 2000
Net sales ......................................       100.0%     100.0%     100.0%    16%       12%
Cost of sales ..................................        27.9       28.7       30.6     12         5
                                                       ----------------------------
Gross profit ...................................        72.1       71.3       69.4     17        14
Selling, general and administrative expenses ...        36.7       36.3       35.3     17        15
Research and development expense ...............         4.3        4.2        4.3     18         7
Special charges ................................          --        2.5        1.3    n/m       n/m
                                                       ----------------------------
Operating income ...............................        31.1       28.3       28.5     28        10
Other income, net ..............................         0.5        1.9        1.9    (73)       17
                                                       ----------------------------
Income before income taxes and minority interest        31.6       30.2       30.4     21        11
Provision for income taxes .....................        10.8       10.3       10.8     21         6
                                                       ----------------------------
Income before minority interest ................        20.8       19.9       19.6     21        13
Minority interest ..............................         0.7        0.7        0.8     21         1
                                                       ----------------------------
Net income .....................................        20.1%      19.2%      18.8%    21%       14%
                                                       ----------------------------

n/m - Not Meaningful

FISCAL 2002 COMPARED TO FISCAL 2001(*)

The Company is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company's primary products include reconstructive devices, dental reconstructive implants, bone cements and accessories, fixation devices, electrical bone growth stimulators, craniomaxillofacial implants, bone substitute materials, spinal products, arthroscopy products, operating room supplies and instruments. The solid growth experienced by the Company in both domestic and international markets is attributable to the Company's emphasis on technological advances through line extensions and new product introductions. In addition, growth in the patient population from both growth in the elderly population and the expansion of the traditional age bracket of musculoskeletal patients have contributed to this growth.

Net Sales - Net sales increased 16% during the current fiscal year to $1,191,902,000 from $1,030,663,000 in 2001. Excluding the negative impact of foreign currency translation adjustments (0.7%) and discontinued products (1.3%) and the positive impact of acquisitions (2.6%), net sales increased 15% during the year. Worldwide sales of reconstructive devices increased 17% to $721,004,000 in fiscal 2002 compared to $614,308,000 in 2001 (16% excluding acquisitions). Worldwide hip sales increased 16% during the current year. The products contributing to this increase include the Bi-Metric,(R) Taperloc(R) and Mallory-Head(R) Cementless Total Hip Systems and the M(2)a-Taper(TM) Metal-on-Metal Hip System. Worldwide knee sales increased 18% in fiscal year 2002. Products contributing to this increase include the Repicci II(R) Unicondylar Knee System and the Ascent(TM) Total Knee System. The Company's 3i division experienced a 17% increase in dental reconstructive implant sales. This solid growth was fueled by sales of its OSSEOTITE(R) Dental Reconstructive Implant System and the OSSIX(TM) Resorbable Collagen Membrane. Other products contributing to the reconstructive sales growth include the Optivac(R) Vacuum Mixing System and the Company's portfolio of bone cement products.

Fixation sales increased 7% during fiscal 2002 to $215,544,000 from $202,152,000 in 2001. Fixation sales growth was positively influenced by 2% from the inclusion of Biolectron's OrthoPak(R) Stimulation System for the whole fiscal year compared to eight months for fiscal 2001. Worldwide sales of internal fixation devices increased 8% and external fixation devices increased 6% in fiscal 2002. Worldwide sales of electrical stimulation systems increased 14%. Biolectron's OrthoPak(R) System was the primary contributor to this sales increase. Sales of Lorenz Surgical's craniomaxillofacial products experienced a 14% decrease compared to last year. Products showing a decrease in sales include plating systems and screws and the Pectus bar. Lorenz Surgical did experience solid sales growth for its Mimix(TM) Bone Substitute Material and HTR(R) products. The Company completed reorganization plans for the Lorenz Surgical subsidiary during the year and anticipates that such efforts will result in improved performance during the next fiscal year.

Spinal sales increased to $125,119,000 in fiscal 2002 compared to $91,103,000 in fiscal 2001, an increase of 37%. Spinal sales growth was positively influenced by 13% from the inclusion of Biolectron's SpinalPak(R) Fusion Stimulation
System for the full fiscal year compared to eight months for fiscal 2001. In addition, Biomet Merck discontinued distributing a spinal product line that resulted in a 3% decrease in spinal sales. Excluding the effect of these events, spinal product sales increased 27% for the current fiscal year. Spinal products experiencing the strongest sales growth include EBI's VueLock(TM) Anterior Cervical Plate System and Biolectron's non-invasive SpinalPak(R) Fusion Stimulation System. EBI's SpF(R) Spine Fusion Stimulation System also demonstrated modest sales growth.

(*) For purposes of this Management's Discussion and Analysis, the fiscal period is June 1 - May 31.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

Sales of the Company's other products increased 6% to $130,235,000 in fiscal 2002 from $123,100,000 in 2001. These results include discontinued general surgery products distributed in Portugal through Biomet Merck. Excluding the effects of this discontinuation, other product sales increased 14% during the year. Products posting sales growth include EBI's softgoods and bracing products, Arthrotek's procedure-specific products and the CurvTek(R) Bone Tunneling System. Products experiencing sales decreases include Lorenz Surgical's surgical instrumentation.

Sales in the United States increased 19% to $856,375,000 during the current year compared to $722,372,000 last year. This is due largely to increased product demand and continued market penetration (14%) and positive pricing environment (5%). Foreign sales increased 9% to $335,527,000 in fiscal 2002 from $308,291,000 in fiscal 2001. Excluding the effect of currency translation adjustments, foreign sales increased 11%. The Company anticipates foreign currency adjustments to positively influence sales during fiscal year 2003. Foreign sales continued to be negatively influenced by the expiration and non-renewal of the distribution agreement with the Company's Japanese distributor of Biomet products during fiscal 2001. However, the Company commenced direct sales of product in Japan during the current year and expects continued market acceptance and sales growth in fiscal 2003.

Gross profit - The Company's gross profit increased 17% to $859,175,000 in 2002 from $734,600,000 in 2001. The gross profit margin increased to 72.1% of sales in 2002 compared to 71.3% in 2001. The improved gross margin is attributable to increased sales of higher margin reconstructive and spinal products worldwide and improved manufacturing efficiencies and general cost controls at the Company's European operations.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 17% in 2002 to $437,731,000 compared to $374,793,000. This increase is a result of increased commission expense on higher sales compared to last year. As a percent of sales, selling, general and administrative expenses were 36.7% in 2002 compared to 36.3% in 2001. Factors contributing to this increase include reorganization costs at the Lorenz Surgical operations (approximately $2 million); costs associated with a direct selling operation and expanded marketing presence in Japan (approximately $3 million); a year inclusion of Biolectron operations, including amortization of goodwill (approximately $1.5 million); and continued expansion of the Company's salesforce worldwide. Due to tighter insurance markets, the Company anticipates its cost for umbrella liability insurance coverage to increase during fiscal year 2003.

Research and Development Expense - Research and development expense increased 18% during the current year to $50,750,000 compared to $43,020,000 in 2001. As a percent of sales, research and development expenses were 4.3% in 2002 compared to 4.2% in 2001. This increase reflects the Company's continued emphasis on new product development, enhancements and additions to existing product lines and technologies, and clinical outcomes research related to the safety, efficacy and clinical performance of the Company's products.

Operating Income - Operating income increased 28% during fiscal 2002 to $370,694,000 from $290,687,000 in fiscal 2001. Excluding the $26.1 million special charge in 2001, operating income increased 17%. U.S. operating income increased 30% to $326,906,000 from $251,927,000, reflecting solid sales growth for higher margin product lines. Non-U.S. operating income increased 13% to $43,788,000 compared to $38,760,000 in 2001. This growth reflects solid sales growth overseas, effective cost controls and improved foreign currency translation.

Other Income, Net - Other income, net decreased 73% during the current year to $5,421,000 from $19,989,000 in 2001. During the fourth quarter, the Company recorded a one-time, pre-tax charge of $9 million as a result of equity write-downs in Selective Genetics, Inc. and other marketable securities. The loss in value of these investments were considered other than temporary. Excluding these write-downs, other income, net declined 28% as a result of lower interest rates on lower cash balances during the year.

Provision for Income Taxes - The provision for income taxes increased to $127,665,000, or 33.9% of income before income taxes compared to $105,906,000 or 34.1% of income before income taxes. This percentage decrease is due to income growing faster in countries with a lower tax rate. These benefits are partially offset by changes in the Puerto Rican local tax structure, which, over time reduce the historical U.S. tax benefits from operating in Puerto Rico. As a result of various state tax law changes, the Company expects its effective rate to increase to approximately 34.6% in future years.

Net Income - The factors mentioned above resulted in a 21% and 20% increase in net income and basic earnings per share, respectively, for 2002 compared to 2001. Net income increased to $239,740,000 from $197,546,000 and basic earnings per share increased to $.89 from $.74.

FISCAL 2001 COMPARED TO FISCAL 2000

On September 25, 2000, the Company through its EBI subsidiary acquired Biolectron, Inc. for $90 million in cash. The Company accounted for this acquisition as a purchase and the operating results have been consolidated from the date of acquisition. Biolectron's sales are principally included in the fixation and spinal product categories.

Net Sales - Net sales increased 12% in 2001 to $1,030,663,000 from $923,551,000 in 2000. Excluding the effect of foreign currency translation adjustments, net sales increased 15%. During the fourth quarter of 2001, the Company adopted Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." This EITF requires certain shipping and handling fees billed to customers to be recorded as revenue instead of as a reduction of shipping expense. Accordingly, the Company has reclassified amounts billed to customers from

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

cost of sales to net sales for all periods presented, with no effect on net income. All product categories experienced solid growth during fiscal year 2001. The Company's reconstructive sales increased 6% (10% excluding the effect of foreign currencies) in 2001 to $614,308,000 from $580,239,000 in 2000. The products experiencing the strongest growth were Biomet's knee products, including the Repicci II(R) Unicondylar Knee System and the Ascent(TM) Total Knee System; 3i's dental reconstructive implants, including the OSSEOTITE(R) Dental Reconstructive Implant System; and bone cements and accessories. The domestic introduction of Palacos(R) bone cement and the Optivac(R) Vacuum
Mixing System was responsible for sales growth of bone cement and accessory products. The Company's fixation sales increased 12% to $202,152,000 in 2001 compared to $180,336,000 in 2000. Products responsible for this increase were primarily electrical stimulation systems, which include the EBI Bone Healing System(R)unit and Biolectron's OrthoPak(R) Stimulation System, and Lorenz Surgical's craniomaxillofacial products, led by the successful introduction of Mimix(TM) Bone Substitute Material. Spinal product sales increased 68% from $54,119,000 in 2000 to $91,103,000 in 2001. Spinal products experiencing sales growth included EBI's SpF(R) Spine Fusion Stimulation System and Biolectron's SpinalPak(R) Fusion Stimulation System, as well as the introduction of the VueLock(TM) Cervical Fixation System. The Company's "other product" sales increased 13% (17% excluding the effect of foreign currencies) to $123,100,000 in 2001 from $108,857,000 in 2000. Products contributing to this growth were Arthrotek's procedure-specific products and LactoSorb(R) resorbable products, Biolectron's CurvTek(R) Bone Tunneling System and EBI's softgoods and bracing products. The Company's United States sales increased 18% during fiscal 2001 to $722,372,000 from $612,262,000 in 2000. Foreign sales increased 9% in local currencies, however, due to currency exchange rates, the Company reported a 1% decrease to $308,291,000 from $311,289,000 in 2000. In addition to currency exchange rates, foreign sales were negatively influenced by the expiration and non-renewal of the distribution agreement with the Company's Japanese distributor of Biomet products during fiscal year 2001.

Gross Profit - The Company's gross profit increased 14% in 2001 to $734,600,000 from $642,200,000 in 2000. Cost of sales as a percentage of sales decreased to 28.7% in 2001 compared to 30.6% in 2000. The decrease in cost of sales as a percentage of net sales is a result of a higher growth rate in domestic sales as well as improved manufacturing efficiencies and the inclusion of Biolectron's products. The Company continued to make improvements in manufacturing processes, including the purchase of newer, more efficient equipment.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 15% in 2001 to $374,793,000 compared to $326,618,000 in 2000. The primary factor contributing to this change was an increase in commission expense on increased product sales and the inclusion of Biolectron's operations. As a percentage of sales, selling, general and administrative expenses were 36.3% in 2001 and 35.3% in 2000. Factors contributing to this percentage increase were higher staffing costs to expand salesforces worldwide ($3 million), costs to establish a direct selling operation in Japan ($1 million) and increased amortization of goodwill associated with the Biolectron acquisition ($2.5 million).

Research and Development Expense - Research and development expense increased 7% from $40,208,000 in 2000 to $43,020,000 in 2001. The increase in research and development expenses in 2001 was mainly due to the increase in research and development personnel and the increase in new product introductions.

Special Charges - In 2001, the Company recorded a $26.1 million special charge in connection with an appellate court's decision in the Tronzo litigation. In 2000, a special charge of $11.7 million was comprised of $2.7 million of merger costs related to the 3i merger and $9 million for the final determination of the interest element of the final judgment in the Orthofix litigation.

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

Provision for Income Taxes - The provision for income taxes increased to $105,906,000 for 2001, or 34.1% of income before income taxes, compared to $99,738,000 in 2000, or 35.5% of income before income taxes. The decrease in the effective rate was a result of organizational changes implemented during fiscal year 2000 in the United States and internationally resulting in a more tax-efficient corporate structure. The Company will continue to be adversely affected by changes in the Puerto Rican local tax structure, which reduces over time the historical U.S. tax benefits from operating in Puerto Rico.

Net Income - The factors mentioned above resulted in a 14% and 12% increase in net income and basic earnings per share, respectively, for 2001 compared to 2000. Net income increased to $197,546,000 from $173,771,000 and basic earnings per share increased to $.74 from $.66.

LIQUIDITY & CAPITAL RESOURCES

The Company's cash and investments decreased to $386,517,000 at May 31, 2002, from $463,148,000 at May 31, 2001. Net cash from operating activities was $184,237,000 in fiscal 2002 compared to $190,506,000 in fiscal 2001. The principal sources of cash from operating activities were net income of $239,740,000 and non-cash charges of depreciation and amortization of $47,827,000. The principal uses of cash include increases

Palacos(R) is a registered trademark of Hereaus Kulzer GmbH.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

in accounts and notes receivable and inventory of $38,537,000 and $48,903,000, respectively, and decreases in accrued litigation of $20,236,000. Accounts receivable and inventory balances continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth. In addition, inventory continues to increase as the Company introduces new products and line extensions.

Cash flows used in investing activities were $77,419,000 in 2002 compared to $156,673,000 in 2001. The primary uses of cash for investing activities were purchases of investments, offset by sales and maturities of investments, and capital expenditures. Also, the Company continues to expand its operations in key manufacturing locations of Indiana, New Jersey, Florida and European locations of England, France and Spain.

Cash flows used in financing activities were $188,923,000 in 2002 compared to $14,946,000 in 2001. The primary uses of funds during the current year were the share repurchase programs approved in 2002, in which $210,000,000 was used to purchase 7,345,000 Common Shares of the Company, and a cash dividend of $.09 per share was paid on July 27, 2001 to shareholders of record on July 9, 2001. The sources of funds from financing activities were increases in the unsecured line of credit used to fund the Biomet Merck Joint Venture and proceeds on the exercise of stock options. On July 2, 2002, the Company's Board of Directors announced a cash dividend of $.10 per share payable on July 15, 2002 to shareholders of record at the close of business on July 8, 2002. Additionally, the Board of Directors authorized the purchase of up to an additional $100 million of the outstanding Common Shares of the Company. The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company's investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities.

The Company anticipates that its use of cash for capital expenditures in fiscal 2003 will be at least as high as 2002 and 2001. The Company continues further expansion of its Warsaw-based headquarters, as well as its Japanese and European operations. The Company will continue to pursue strategic acquisition candidates. The Company is confident about the growth prospects in these areas and will continue to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $200 million over the next two fiscal years for capital expenditures and research and development costs, including the commitments to Selective Genetics, Organogenesis and Z-KAT to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds and cash flows generated from future operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note B of the Notes to Consolidated Financial Statements. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, non-marketable securities, goodwill and intangible assets and accrued insurance.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would affect our future operating results.

Excess and Obsolete Inventory - In our industry, consigned inventory is routinely used to provide the healthcare provider with the appropriate product when needed. Because of the bell curve of product used, larger and smaller sizes of inventory are provided but infrequently used. In addition, the musculoskeletal market is highly competitive with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. The Company must make estimates regarding the future use of these products and provides a provision for excess and obsolete inventories. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Non-Marketable Securities - Periodically the Company makes strategic investments in companies whose stock is not currently traded on a major stock exchange. The cost method of accounting is used to account for these investments as the Company holds a non-material ownership percentage and does not participate in management of such companies. Each quarter the Company assesses the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Based on the information acquired, the Company records an investment impairment charge when it is believed an investment has experienced a decline in value that is other than temporary. In the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $5.5 million for its investment in Selective Genetics (current carrying value of $0.5 million). Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may possibly require additional impairment charges in the future.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONCLUDED)

Goodwill and Other Identified Intangibles - In assessing the recoverability of the Company's intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. During fiscal year 2003, the Company will adopt SFAS No. 142 "Goodwill and Other Intangibles Assets" and will analyze its goodwill for impairment issues during the first quarter, and then on a periodic basis thereafter.

Accrued Insurance - As noted in Note L of the Notes to Consolidated Financial Statements, the Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company. Product liability claims are routinely reviewed by the Company's insurance carrier and management routinely reviews other claims for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

During fiscal year 2002, BioMer C.V., maintained a EUR 100 million unsecured line of credit at a major European bank for its operations. Outstanding borrowings under the line of credit bear interest at a variable rate of the lender's interbank rate plus 0.6% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which would decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated ($188,700) and $69,600 for the years ended May 31, 2002 and 2001, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2002 and 2001, aggregated ($96,000) and $38,606, respectively.

Based on the Company's overall interest rate exposure at May 31, 2002, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2001, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 2002, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMET INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

1. FINANCIAL STATEMENTS:

     Reports of Independent Auditors ....................................................................     23

     Consolidated Balance Sheets as of May 31, 2002 and 2001 ............................................     24

     Consolidated Statements of Income for the years ended May 31, 2002, 2001 and 2000 ..................     25

     Consolidated Statements of Shareholders' Equity for the years ended May 31, 2002, 2001 and 2000 ....     26

     Consolidated Statements of Cash Flows for the years ended May 31, 2002, 2001 and 2000 ..............     27

     Notes to Consolidated Financial Statements .........................................................  28-37

2. FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the years ended May 31, 2002, 2001 and 2000 ....     38

     Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3. SUPPLEMENTARY DATA:

     Quarterly Results ..................................................................................     39

BIOMET, INC. & SUBSIDIARIES
REPORTS OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheet of Biomet, Inc. and its subsidiaries as of May 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and its subsidiaries at May 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ Ernst & Young LLP

Fort Wayne, Indiana
July 1, 2002



To the Board of Directors and Shareholders of Biomet, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Biomet, Inc. and its subsidiaries at May 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2001 and 2000 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
July 9, 2001

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

At May 31,
(in thousands, except per share data)

                                                                                                  2002             2001
ASSETS
Current assets:
    Cash and cash equivalents ........................................................     $   154,297      $   235,091
  Investments ........................................................................          30,973           52,627
  Accounts and notes receivable, less allowance for doubtful receivables
    (2002 - $13,175 and 2001 - $13,420) ..............................................         365,148          324,848
    Inventories ......................................................................         335,348          277,601
    Deferred income taxes ............................................................          49,523           48,982
  Prepaid expenses and other .........................................................          17,655           29,230
                                                                                           ----------------------------
    Total current assets .............................................................         952,944          968,379
                                                                                           ----------------------------
Property, plant and equipment:
  Land and improvements ..............................................................          17,854           13,877
  Buildings and improvements .........................................................         102,957           92,459
  Machinery and equipment ............................................................         268,643          219,554
                                                                                           ----------------------------
                                                                                               389,454          325,890
Less, Accumulated depreciation .......................................................         170,393          140,139
                                                                                           ----------------------------
     Property, plant and equipment, net ..............................................         219,061          185,751
                                                                                           ----------------------------
Investments ..........................................................................         201,247          175,430
Intangible assets, net of accumulated amortization (2002 - $25,163 and 2001 - $23,183)           8,532            8,848
Excess acquisition costs over fair value of acquired net assets, net of
  accumulated amortization (2002 - $42,972 and 2001 - $32,952) .......................         125,157          134,835
Other assets .........................................................................          14,782           16,068
                                                                                           ----------------------------
     Total assets ....................................................................     $ 1,521,723      $ 1,489,311
                                                                                           ----------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term obligations ............     $    90,467      $    62,734
    Accounts payable .................................................................          36,318           25,744
    Accrued income taxes .............................................................          17,483           31,085
    Accrued wages and commissions ....................................................          35,106           33,030
    Accrued insurance ................................................................          14,383           11,965
    Accrued litigation ...............................................................           5,864           26,100
    Other accrued expenses ...........................................................          38,078           51,164
                                                                                           ----------------------------
        Total current liabilities ....................................................         237,699          241,822

Deferred federal income taxes ........................................................           3,332            5,783
Other liabilities ....................................................................             406              423
                                                                                           ----------------------------
        Total liabilities ............................................................         241,437          248,028
                                                                                           ----------------------------
Minority interest ....................................................................         103,807           95,097
                                                                                           ----------------------------
Commitments and contingencies (Note L)

Shareholders' equity:
    Preferred shares, $100 par value: Authorized 5 shares; none issued ...............              --               --
    Common shares, without par value:  Authorized 500,000 shares;
       issued and outstanding 2002 - 263,651 shares and 2001 - 269,124 shares ........         124,417          108,918
    Additional paid-in capital .......................................................          48,868           48,732
    Retained earnings ................................................................       1,054,020        1,044,564
    Accumulated other comprehensive loss .............................................         (50,826)         (56,028)
                                                                                           ----------------------------
       Total shareholders' equity ....................................................       1,176,479        1,146,186
                                                                                           ----------------------------
       Total liabilities and shareholders' equity ....................................     $ 1,521,723      $ 1,489,311
                                                                                           ----------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the years ended May 31,
(in thousands, except per share amounts)

                                                                 2002             2001             2000
Net sales ...........................................     $ 1,191,902      $ 1,030,663      $   923,551
Cost of sales .......................................         332,727          296,063          281,351
                                                          ---------------------------------------------
    Gross profit ....................................         859,175          734,600          642,200
Selling, general and administrative expenses ........         437,731          374,793          326,618
Research and development expense ....................          50,750           43,020           40,208
Special charges .....................................              --           26,100           11,700
                                                          ---------------------------------------------
    Operating income ................................         370,694          290,687          263,674
Other income, net ...................................           8,801           24,099           20,211
Interest expense ....................................          (3,380)          (4,110)          (3,193)
                                                          ---------------------------------------------
    Income before income taxes and minority interest          376,115          310,676          280,692
Provision for income taxes ..........................         127,665          105,906           99,738
                                                          ---------------------------------------------
    Income before minority interest .................         248,450          204,770          180,954
Minority interest ...................................           8,710            7,224            7,183
                                                          ---------------------------------------------
    Net income ......................................     $   239,740      $   197,546      $   173,771
                                                          ---------------------------------------------
Earnings per share:
    Basic ...........................................     $       .89      $       .74      $       .66
    Diluted .........................................             .88              .73              .65
                                                          ---------------------------------------------
Shares used in the computation of earnings per share:
    Basic ...........................................         268,475          267,915          264,294
    Diluted .........................................         271,245          270,746          267,242
                                                          ---------------------------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                                ADDITIONAL                   OTHER         TOTAL
                                                            COMMON SHARES        PAID-IN     RETAINED    COMPREHENSIVE SHAREHOLDERS'
(in thousands, except per share amounts)                  NUMBER     AMOUNT      CAPITAL     EARNINGS    INCOME (LOSS)    EQUITY
                                                         -------  -----------  -----------  -----------   -----------   -----------
Balance at June 1, 1999 ..............................   262,266  $    77,850  $    28,271  $   706,094   $   (16,366)  $   795,849
                                                                                                                        -----------
  Net income .........................................        --           --           --      173,771            --       173,771
  Change in unrealized holding value on investments,
    net of $5,638 tax effect .........................        --           --           --           --       (10,467)      (10,467)
  Reclassification adjustment for gains included
    in net income, net of $344 tax expense ...........        --           --           --           --           638           638
  Currency translation adjustments ...................        --           --           --           --       (23,030)      (23,030)
                                                                                                                        -----------
    Comprehensive income .............................        --           --           --           --            --       140,912
                                                                                                                        -----------
  Net earnings of 3i for the five months
    ended May 31, 1999 ...............................        --           --           --        2,076            --         2,076
  Exercise of stock options ..........................     2,555        7,235        4,418           --            --        11,653
  Exercise of warrants and conversion of preferred
    stock ............................................     1,659            1        2,504           --            --         2,505
  Tax benefit from exercise of stock options .........        --           --        6,258           --            --         6,258
  Cash dividends ($.06 per common share) .............        --           --           --      (15,785)           --       (15,785)
  Other ..............................................        --           --           --         (145)           --          (145)
                                                        ---------------------------------------------------------------------------
Balance at May 31, 2000 ..............................   266,480       85,086       41,451      866,011       (49,225)      943,323
                                                                                                                        -----------
  Net income .........................................        --           --           --      197,546            --       197,546
  Change in unrealized holding value on investments,
    net of $2,138 tax effect .........................        --           --           --           --         3,967         3,967
  Reclassification adjustment for gains included
    in net income, net of $41 tax expense ............        --           --           --           --            74            74
  Currency translation adjustments ...................        --           --           --           --       (10,844)      (10,844)
                                                                                                                        -----------
    Comprehensive income .............................        --           --           --           --            --       190,743
                                                                                                                        -----------
  Exercise of stock options ..........................     2,644       23,832           --           --            --        23,832
  Tax benefit from exercise of stock options .........        --           --        7,281           --            --         7,281
  Cash dividends ($.07 per common share) .............        --           --           --      (18,993)           --       (18,993)
                                                        ---------------------------------------------------------------------------
Balance at May 31, 2001 ..............................   269,124      108,918       48,732    1,044,564       (56,028)    1,146,186
                                                                                                                        -----------
  Net income .........................................        --           --           --      239,740            --       239,740
  Change in unrealized holding value on investments,
    net of $374 tax effect ...........................        --           --           --           --           692           692
  Reclassification adjustment for gains included
    in net income, net of $63 tax expense ............        --           --           --           --           118           118
  Currency translation adjustments ...................        --           --           --           --         4,392         4,392
                                                                                                                        -----------
    Comprehensive income .............................        --           --           --           --            --       244,942
                                                                                                                        -----------
  Exercise of stock options ..........................     1,872       18,351           --           --            --        18,351
  Tax benefit from exercise of stock options .........        --           --        1,268           --            --         1,268
  Purchase of shares .................................    (7,345)      (2,852)      (1,132)    (206,016)           --      (210,000)
  Cash dividends ($.09 per common share) .............        --           --           --      (24,268)           --       (24,268)
                                                        ---------------------------------------------------------------------------
Balance at May 31, 2002 ..............................   263,651  $   124,417  $    48,868  $ 1,054,020   $   (50,826)  $ 1,176,479
                                                        ---------------------------------------------------------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 31,
(in thousands)
                                                                                        2002           2001          2000
Cash flows from (used in) operating activities:
Net income .....................................................................     $ 239,740      $ 197,546      $ 173,771
      Adjustments to reconcile net income to net cash from operating activities:
      Depreciation .............................................................        35,410         30,890         30,678
      Amortization .............................................................        12,417         11,934          9,088
      Write-down of investments ................................................         9,000             --             --
      Minority interest ........................................................         8,710          7,224          7,183
      Other ....................................................................          (916)        (1,936)        (1,467)
      Deferred federal income taxes ............................................        (2,992)       (15,635)        (9,037)
      Tax benefit from exercise of stock options ...............................         1,268          7,281          6,258
      Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
        Accounts and notes receivable ..........................................       (38,537)       (68,134)       (31,326)
        Inventories ............................................................       (48,903)       (37,648)       (27,429)
        Accounts payable .......................................................         9,488          1,950         (2,089)
        Accrued litigation .....................................................       (20,236)        26,100        (55,000)
        Other ..................................................................       (20,212)        30,934         37,198
                                                                                     ---------------------------------------
            Net cash from operating activities .................................       184,237        190,506        137,828
                                                                                     ---------------------------------------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments ............................       116,189         62,256         45,826
  Purchases of investments .....................................................      (121,619)       (95,406)       (46,491)
  Capital expenditures .........................................................       (62,275)       (35,261)       (43,067)
  Acquisitions, net of cash acquired ...........................................        (6,735)       (85,802)       (22,177)
  Other ........................................................................        (2,979)        (2,460)        (1,741)
                                                                                     ---------------------------------------
          Net cash (used in) investing activities ..............................       (77,419)      (156,673)       (67,650)
                                                                                     ---------------------------------------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings .................................        26,994        (13,792)        27,056
  Payment of long-term obligations .............................................            --         (5,993)        (7,664)
  Issuance of shares ...........................................................        18,351         23,832         11,658
  Cash dividends ...............................................................       (24,268)       (18,993)       (16,468)
  Purchase of common shares ....................................................      (210,000)            --             --
                                                                                     ---------------------------------------
          Net cash from (used in) financing activities .........................      (188,923)       (14,946)        14,582
                                                                                     ---------------------------------------
Effect of exchange rate changes on cash ........................................         1,311          2,598         (3,235)
                                                                                     ---------------------------------------
          Increase in cash and cash equivalents ................................       (80,794)        21,485         81,525
Cash and cash equivalents, beginning of year ...................................       235,091        213,606        132,081
                                                                                     ---------------------------------------
Cash and cash equivalents, end of year .........................................     $ 154,297      $ 235,091      $ 213,606
                                                                                     ---------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...................................................................     $   3,639      $   4,076      $   3,807
    Income taxes ...............................................................       140,228        109,822         69,555

Noncash investing and financing activities:
  Liabilities assumed in business acquisitions .................................            --         18,093          3,190
  Dividends accrued on redeemable preferred stock ..............................            --             --             81
  Redeemable preferred stock converted to common shares ........................            --             --          2,500


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

Translation of Foreign Currency - Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders' equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries is recorded in cost of goods sold, other foreign currency exchange gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned.

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

Excess Acquisition Costs Over Fair Value of Acquired Net Assets - Excess acquisition costs over the fair value of acquired tangible and intangible net assets (goodwill) are amortized using the straight-line method over periods ranging from eight to twenty years. The carrying value of goodwill is reviewed as circumstances warrant by the Company based on the expected future undiscounted operating cash flows of the related business unit. The Company believes no material impairment of goodwill exists at May 31, 2002.

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B: ACCOUNTING POLICIES, CONTINUED.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $129 million at May 31, 2002) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, long-term obligations, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition, Concentrations of Credit Risk and Allowance for Doubtful Receivables - For the majority of the Company's products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer's final acceptance of the sale. The Company records estimated sales returns and discounts as a reduction of net sales in the same period that revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in cost of goods sold. The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, short-term municipal securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31, 2002 and 2001, cash and cash equivalents and investments included $35 million and $26 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2002 and 2001, investments included $12 million and $11 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Stock-Based Compensation - The Company has not adopted the measurement requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock option grants to Team Members and, accordingly, has made all of the required pro forma disclosures for the years ended May 31, 2002, 2001 and 2000.

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

The components of accumulated other comprehensive income (loss) at May 31, 2002 and 2001 are as follows:
(in thousands)
                                                                2002       2001
Net unrealized holding gain (loss) on investments........  $  (4,370)  $ (5,180)
Cumulative translation adjustment .......................    (46,456)   (50,848)
                                                           --------------------
                                                           $ (50,826)  $(56,028)
                                                           --------------------

Special Charges - The special charges of $26.1 million for the year ended May 31, 2001 results from the appellate court's decision in the Tronzo litigation (see Note L). Special charges of $11.7 million for the year ended May 31, 2000 are comprised of $2.7 million of merger costs related to the 3i merger (see Note
C) and $9.0 million for the final determination of the interest element of the final judgment in the Orthofix litigation (see Note L).

Accounting Pronouncements - In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 141, among other things, requires that all business combinations be accounted for using the purchase method; use of the pooling-of-interests method is prohibited. Beginning in the first quarter of fiscal 2003, the Company will no longer amortize goodwill, but will perform impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions is expected to result in a decrease in amortization of approximately $1.5 million for the first quarter of fiscal year 2003.

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B: ACCOUNTING POLICIES, CONCLUDED.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard, although it does not expect the new standard to affect its results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard, although it does not expect the new standard to affect its results of operations.

Reclassifications - Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no impact on total shareholders' equity as previously reported.

NOTE C: BUSINESS COMBINATIONS.

Biolectron - On September 25, 2000, the Company, through its EBI subsidiary, acquired Biolectron, Inc. for $90 million in cash. Biolectron's products principally address the spinal fusion, fracture healing and arthroscopy market segments. Substantially all of Biolectron's results are included in the U.S. geographic segment. The Company accounted for this acquisition as a purchase and the operating results of Biolectron have been consolidated from the date of acquisition. The acquisition cost was allocated to the fair value of the net tangible and identifiable intangible assets including $4.4 million to acquired product technology. Acquired product technology is amortized over 13 years and goodwill of $76.0 million, arising from this acquisition, is amortized over 20 years (See Note B - Accounting Pronouncements).

Implant Innovations International Corporation - On December 16, 1999, the Company and Implant Innovations International Corporation ("3i") completed a merger transaction. The Company issued 11.7 million Common Shares for all of 3i's issued and outstanding shares. 3i and its subsidiaries design, develop, manufacture, market, and distribute dental reconstructive products. 3i's corporate headquarters and manufacturing facility are located in Palm Beach Gardens, Florida, with sales offices in Canada, Europe and Mexico. The business combination has been accounted for as a pooling-of-interests whereby all prior period financial statements of the Company have been restated to include the combined financial position, results of operations and cash flows of the Company and 3i. 3i's fiscal year-end was December 31 and, accordingly, the financial information for the fiscal year ended May 31, 1999 include 3i's financial information for its calendar year ended December 31, 1998. For the year ended May 31, 2000, the reporting period of 3i's statements of income and cash flows has been conformed to the Company's May 31 fiscal year. As a result, 3i's results of operations for the five-month period ended May 31, 1999, have been excluded from the reported results of operations and, therefore, have been added to the Company's retained earnings in the year ended May 31, 2000. 3i had net sales, expense and net income of $31,193,000, $29,181,000, and $2,076,000, respectively, for the five-month period ended May 31, 1999. For 1999 net sales and net income of 3i were $70,488,000 and $8,676,000, respectively. For the period June 1, 1999 through the date of acquisition, December 16, 1999, net sales and net income were $42,825,000 and $4,511,000, respectively. The Company recorded a one-time pre-tax charge of $2.7 million for merger-related costs during the third quarter of fiscal year 2000.

Other Acquisitions - During fiscal years 2002, 2001 and 2000, the Company has completed several acquisitions of foreign distributors and/or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $0, $4.1 million, and $19.8 million for the years ended May 31, 2002, 2001 and 2000, respectively and is amortized over 15 years (see Note B - Accounting Pronouncements). Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company's historical results.

Investment in Affiliate - In April 1999, the Company entered into an agreement with Selective Genetics, Inc. ("Selective Genetics"). Under the terms of the agreement, the Company paid $5 million cash for Series C preferred stock of Selective Genetics. In April 2000, the Company made an additional investment of $640,000 to acquire shares of Series D preferred stock of Selective Genetics. In June 2000, the Company made an additional investment of $250,008 to acquire shares of Series E preferred stock of Selective Genetices. In June 2001, the Company exercised Series D warrants of $83,336. During the fourth quarter of fiscal 2002, the Company determined that its equity investment in Selective Genetics has been permanently impaired. Therefore, a charge of $5.5 million was recorded and included in other income in the Statement of Income. Under the agreement, the Company will fund as incurred certain defined research and development efforts of Selective Genetics over a ten-year period (see Note L) in exchange for license rights to market certain products to be manufactured by Selective Genetics. Amounts funded under the agreement are charged to research and development expense.

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D: INVESTMENTS.

At May 31, 2002, the Company's investment securities were classified as follows:

                                  Amortized         Unrealized
(in thousands)                         Cost       Gains       Losses  Fair Value
                                  ----------------------------------------------
Available-for-sale:
  Debt securities .............    $146,300    $  1,079    $ (3,763)    $143,616
  Equity securities ...........      19,371         348      (3,401)      16,318
  Mortgage-backed securities ..      57,731         157      (1,140)      56,748
                                  ----------------------------------------------
    Total available-for-sale ..     223,402       1,584      (8,304)     216,682
                                  ----------------------------------------------

Held-to-maturity:
  Debt securities .............       8,029           -           -        8,029
  Mortgage-backed obligations .       4,409           -           -        4,409
                                  ----------------------------------------------
    Total held-to-maturity ....      12,438           -           -       12,438
                                  ----------------------------------------------
Certificates of deposit .......       3,100           -           -        3,100
                                  ----------------------------------------------
  Total .......................    $238,940    $  1,584    $ (8,304)    $232,220
                                  ----------------------------------------------

At May 31, 2001, the Company's investment securities were classified as follows:

                                  Amortized         Unrealized
(in thousands)                         Cost       Gains       Losses  Fair Value
                                  ----------------------------------------------
Available-for-sale:
  Debt securities .............    $169,733    $    838    $ (6,043)    $164,528
  Equity securities ...........      12,986       1,507      (1,741)      12,752
  Mortgage-backed securities ..      39,345          54      (2,581)      36,818
                                  ----------------------------------------------
    Total available-for-sale ..     222,064       2,399     (10,365)     214,098
                                  ----------------------------------------------

Held-to-maturity:
  Debt securities .............       2,701           1           -        2,702
  Mortgage-backed obligations .       8,158         152        (267)       8,043
                                  ----------------------------------------------
    Total held-to-maturity ....      10,859         153        (267)      10,745
                                  ----------------------------------------------
Certificates of deposit .......       3,100           -           -        3,100
                                  ----------------------------------------------
  Total .......................    $236,023    $  2,552    $(10,632)    $227,943
                                  ----------------------------------------------

Proceeds from sales of available-for-sale securities were $35,730,000, $32,251,000 and $7,340,000 for the years ended May 31, 2002, 2001 and 2000, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2002, 2001 and 2000. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2002, gross realized gains and (losses) on sales of available-for-sale securities were $1,313,000 and $(397,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2001 were $2,172,000 and $(584,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2000 were $1,581,000 and $(330,000), respectively. The Company's investment securities at May 31, 2002 include $30,973,000 of debt securities all maturing within one year, and $3,100,000 of certificates of deposit, $120,672,000 of debt securities, $16,318,000 of equity securities and $61,157,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)
                                            2002            2001            2000
                                         ---------------------------------------
Interest income ................         $17,562         $20,053         $15,640
Dividend income ................           3,195           5,061           5,851
Net realized gains .............             916           1,588           1,251
                                         ---------------------------------------
      Total ....................         $21,673         $26,702         $22,742
                                         ---------------------------------------

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E: INVENTORIES.

Inventories at May 31, 2002 and 2001 consist of the following:
(in thousands)
                                                         2002               2001
Raw materials ............................           $ 35,036           $ 32,024
Work-in-progress .........................             45,476             31,082
Finished goods ...........................            135,842            108,704
Consigned distributor ....................            118,994            105,791
                                                     ---------------------------
    Total ................................           $335,348           $277,601
                                                     ---------------------------
NOTE F: DEBT.

At May 31, 2002 and 2001, short-term borrowings, including current maturities of long-term obligations, consist of the following:
(in thousands)
                                                              2002          2001
Bank line of credit - BioMer C.V ...................       $90,467       $61,740
Current maturities of long-term obligations ........             -           994
                                                           ---------------------
    Total ..........................................       $90,467       $62,734
                                                           ---------------------

BioMer C.V. has a EUR 100 million unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.6% (effective rate of 3.93% and 5.79% at May 31, 2002 and 2001, respectively).

NOTE G: TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company may contribute up to 3% of eligible Team Member's compensation. The amounts expensed under this plan for the years ended May 31, 2002, 2001 and 2000 were $4,290,000, $4,401,000 and
$2,845,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2002, 2001 and 2000 were $4,953,000, $4,008,000, and $3,252,000, respectively.

NOTE H: STOCK OPTION PLANS.

The Company has various stock option plans: the 1984 Employee Stock Option Plan, as amended, the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2002, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, directors and distributors, at the discretion of the Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees, distributors and directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options terminate upon the optionee's separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2002, 2001 and 2000, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H: STOCK OPTION PLANS, CONCLUDED.

The following table summarizes stock option activity:

                                                   Number      Weighted-Average
                                                  of Shares     Exercise Price
                                                 ------------------------------
Outstanding, June 1, 1999 .................       9,007,238          $ 8.71
    Granted ...............................       3,214,876           12.05
    Exercised .............................      (2,449,720)           5.41
    Terminated ............................        (364,067)           8.67
                                                 -----------
Outstanding, May 31, 2000 .................       9,408,327           10.82
    Granted ...............................       2,366,990           20.33
    Exercised .............................      (2,694,668)          10.99
    Terminated ............................        (370,232)          11.31
                                                 -----------
Outstanding, May 31, 2001 .................       8,710,417           13.81
    Granted ...............................       1,721,171           26.82
    Exercised .............................      (1,665,194)          12.29
    Terminated ............................        (379,573)          14.21
                                                 -----------
Outstanding, May 31, 2002 .................       8,386,821          $15.07
                                                 -----------

Options outstanding at May 31, 2002, are exercisable at prices ranging from $4.33 to $30.75 and have a weighted-average remaining contractual life of 4.4 years. The following table summarizes information about stock options outstanding at May 31, 2002.


                                      Outstanding
                                       Weighted-        Weighted-
                        Number          Average          Average          Number         Weighted-
   Range of         Outstanding at     Remaining         Exercise     Exercisable at      Average
Exercise Price       May 31, 2002   Contractual Life      Price        May 31, 2002    Exercise Price
-----------------------------------------------------------------------------------------------------
$ 4.33 - 10.00           796,701         1.6 years         $ 6.93           609,729         $ 6.55
 10.01 - 15.00         3,256,238         3.5 years          12.30         1,265,200          12.35
 15.01 - 20.00         1,014,296         4.0 years          16.04           397,606          15.97
 20.01 - 25.00         1,452,064         7.3 years          21.13           272,552          21.40
 25.01 - 30.75         1,867,522         7.7 years          27.00            60,978          28.28
                       ---------                                          ---------
                       8,386,821                                          2,606,065
                       ---------                                          ---------

At May 31, 2001 and 2000, there were exercisable options outstanding to purchase 2,077,850 and 2,399,000 shares, respectively, at weighted-average exercise prices of $11.07 and $9.16, respectively.


As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options issued in fiscal years 2002, 2001 and 2000 had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share would have been as follows:

                                                 2002         2001          2000
Pro forma net income (in thousands).......   $234,477     $193,430      $170,262
Pro forma diluted earnings per share......        .86          .71           .64
The weighted-average fair value of
 options granted during the year .........       9.32         7.09          4.11

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: (1) expected life of option of 4.8, 3.6 and 3.6 years; (2) dividend yield of .40%, .42% and .40%; (3) expected volatility of 35%, 36% and 35%; and (4) risk-free interest rate of 2.43%, 4.47% and 5.62%, respectively.

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I: SHAREHOLDERS' EQUITY & EARNINGS PER SHARE.

On July 2, 2002, the Company announced a cash dividend of ten cents ($.10) per share, payable July 15, 2002 to shareholders of record at the close of business on July 8, 2002.

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

Earnings per share for the years ended May 31, 2002, 2001 and 2000 are computed as follows:
(in thousands, except per share amounts)

                                                          2002          2001          2000
Numerator:
    Net income .................................      $239,740      $197,546      $173,771
    Less: Preferred stock dividends ............             -             -            81
                                                      ------------------------------------
    Numerator for basic earnings per share -
     income available to common shareholders ...       239,740       197,546       173,690

Effect of dilutive securities:
    Dividend on convertible preferred securities             -             -            81
                                                      ------------------------------------
    Numerator for diluted earnings per share -
    income available to common shareholders
    after assumed conversions ..................      $239,740      $197,546      $173,771
                                                      ------------------------------------
Denominator:
    Denominator for basic earnings per share -
      weighted average shares ..................       268,475       267,915       264,294

Effect of dilutive securities:
    Warrants ...................................             -             -           359
    Convertible preferred securities ...........             -             -           537
    Stock options ..............................         2,770         2,831         2,052
                                                      ------------------------------------
Dilutive potential common shares ...............         2,770         2,831         2,948
    Denominator for diluted earnings per share -
    adjusted weighted  average shares and
    assumed conversions ........................       271,245       270,746       267,242
                                                      ------------------------------------
Earnings per share - basic .....................      $    .89      $    .74      $    .66
Earnings per share - diluted ...................           .88           .73           .65

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J: INCOME TAXES.

The components of income before income taxes are as follows:
(in thousands)
                                          2002           2001           2000

United States operations.........    $ 336,523      $ 280,171      $ 260,107
Foreign operations ..............       39,592         30,505         20,585
                                     ----------------------------------------
     Total ......................    $ 376,115      $ 310,676      $ 280,692
                                     ----------------------------------------
The provision for income taxes is summarized as follows:
(in thousands)

Current:                                  2002           2001          2000
     Federal ....................    $ 100,599      $  98,332      $  88,996
     State, including Puerto Rico       16,354         13,736         13,622
Foreign .........................       13,704          9,473          6,157
                                     ----------------------------------------
                                       130,657        121,541        108,775
Deferred ........................       (2,992)       (15,635)        (9,037)
                                     ----------------------------------------
     Total ......................    $ 127,665      $ 105,906      $  99,738
                                     ----------------------------------------
Effective tax rate ..............         33.9%          34.1%          35.5%
                                     ----------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                         2002    2001      2000
U.S. statutory income tax rate ......................    35.0%   35.0%     35.0%
Add (deduct):
    State taxes, less effect of federal reduction ...     2.6     2.6       2.9
    Foreign income taxes at rates different from
     the U.S. statutory rate ........................      .4       -       (.8)
    Tax benefit relating to operations in Puerto Rico     (.1)    (.3)      (.3)
    Tax credits .....................................     (.7)    (.9)      (.4)
    Earnings of Foreign Sales Corporation ...........     (.6)    (.7)      (.5)
    Other ...........................................    (2.7)   (1.6)      (.4)
                                                         -----------------------
Effective tax rate ..................................    33.9%   34.1%     35.5%
                                                         -----------------------

The components of the net deferred tax asset and liability at May 31, 2002 and 2001 are as follows:
(in thousands)
                                                       2002         2001
Current deferred tax asset:
    Accounts and notes receivable .............    $ 16,635     $ 13,227
    Inventories ...............................      24,249       17,139
    Accrued expenses ..........................       8,639       18,616
                                                   ----------------------
      Current deferred tax asset ..............    $ 49,523     $ 48,982
                                                   ----------------------
Long-term deferred tax asset (liability):
    Depreciation ..............................    $ (3,796)    $ (4,158)
    Financial accounting basis of net assets of
   acquired companies different than tax basis       (5,596)      (4,958)
    Other .....................................       6,060        3,333
                                                   ----------------------
      Long-term deferred tax liability ........    $ (3,332)    $ (5,783)
                                                   ----------------------

BIOMET, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K: SEGMENT DATA.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, EBI's softgoods and bracing products, general instruments and operating room supplies. The Company manages its business segments primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and Other. The other geographic market includes Canada, South America, Mexico, Japan and the Pacific Rim. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic segment are based on the location in which the sale originated.

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:
(in thousands)

                                          2002            2001            2000
Reconstructive products ......      $  721,004      $  614,308      $  580,239
Fixation devices .............         215,544         202,152         180,336
Spinal products ..............         125,119          91,103          54,119
Other products ...............         130,235         123,100         108,857
                                    -------------------------------------------
                                    $1,191,902      $1,030,663      $  923,551
                                    -------------------------------------------

Net sales to customers:
United States ................      $  885,791      $  759,465      $  662,146
Europe .......................         261,435         239,136         236,047
Other ........................          44,676          32,062          25,358
                                    -------------------------------------------
                                    $1,191,902      $1,030,663      $  923,551
                                    -------------------------------------------

Operating income:
United States ................      $  326,906      $  251,927      $  224,385
Europe .......................          39,152          34,772          34,841
Other ........................           4,636           3,988           4,448
                                    -------------------------------------------
                                    $  370,694      $  290,687      $  263,674
                                    -------------------------------------------

Long-lived assets:
United States ................      $  226,406      $  213,339      $  129,978
Europe .......................         121,253         109,758         121,350
Other ........................          10,061           8,532           5,635
                                    -------------------------------------------
                                    $  357,720      $  331,629      $  256,963
                                    -------------------------------------------

Capital expenditures:
United States ................      $   36,795      $   18,091      $   20,375
Europe .......................          22,923          15,457          20,365
Other ........................           2,557           1,713           2,327
                                    -------------------------------------------
                                    $   62,275      $   35,261      $   43,067
                                    -------------------------------------------

Depreciation and amortization:
United States ................      $   25,031      $   21,891      $   17,032
Europe .......................          21,609          19,236          21,570
Other ........................           1,187           1,697           1,164
                                    -------------------------------------------
                                    $   47,827      $   42,824      $   39,766
                                    -------------------------------------------

United States export sales, primarily to European countries, aggregated $29,416,000, $37,093,000 and $49,884,000 for the years ended May 31, 2002, 2001 and 2000, respectively. These sales are included in United States sales to customers above. The decrease in U.S. export sales for the past 2 years is attributable to the acquisition of foreign distributors and the changeover to direct representation in various foreign countries (principally Japan and Korea).

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 2002 the Company's self-insurance limits were $3,000,000 per occurrence and $6,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier up to policy limits. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - On November 13, 2001, the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Raymond G. Tronzo by the United States District Court for the Southern District of Florida which affirmed a compensatory damage award of $520. The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has paid $20,236,000 out of escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

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

Other Commitments - As discussed in Note C, the Company has a commitment to fund certain research and development efforts of Selective Genetics, not to exceed $1.25 million annually and $5 million through April 2009.

BIOMET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended May 31, 2002, 2001 and 2000
(in thousands)

-------------

    Col. A                  Col. B             Col. C                Col. D        Col. E

                                             Additions
                                             ---------

                                         (1)          (2)
                                                   Charged to
                          Balance at   Charged to     other                       Balance at
                         beginning of  costs and   accounts -       Deductions -    end of
Description                 period      expenses     describe         describe      period
-----------                 ------      --------     --------         --------      ------
Allowance for
doubtful receivables:

For the year ended
  May 31, 2002              $13,420     $15,400      $ 1,375(B)       $17,061(A)    $13,175
                                                          41(C)
                            =======     =======      ==========       ==========    =======

For the year ended
  May 31, 2001              $ 8,241     $11,166      $ 1,606(B)       $13,360(A)    $13,420
                                                        (319)(C)
                                                       6,086(E)
                            =======     =======      ==========       ==========    =======

For the year ended
  May 31, 2000              $ 7,262     $ 8,415      $   994(B)       $ 7,750(A)    $ 8,241
                                                        (177)(C)
                                                        (503)(D)
                            =======     =======      ==========       ==========    =======

Notes:
        (A)Uncollectible accounts written off
        (B)Collection of previously written off accounts
        (C)Effect of foreign currency translation adjustment
        (D)Change in 3i's allowance for the five-month period to conform 3i's calendar year-end with the Company's May 31 fiscal year-end
        (E)Acquisitions

QUARTERLY RESULTS
(in thousands, except earnings per share)

                           1st Qtr.        2nd Qtr.        3rd Qtr.        4th Qtr.            Year
2002
Net sales .........      $  272,022      $  289,387      $  304,609      $  325,884      $1,191,902
Gross profit ......         194,630         210,353         219,371         234,821         859,175
Net income ........          56,013          61,452          61,674          60,601         239,740
Earnings per share:
    Basic .........             .21             .23             .23             .23             .89
    Diluted .......             .21             .23             .23             .23             .88

2001
Net sales .........      $  231,134      $  244,361      $  267,162      $  288,006      $1,030,663
Gross profit ......         162,966         173,334         192,121         206,179         734,600
Net income ........          48,427          51,798          38,205          59,116         197,546
Earnings per share:
    Basic .........             .18             .19             .15             .22             .74
    Diluted .......             .18             .19             .14             .22             .73

2000
Net sales .........      $  213,430      $  225,448      $  233,659      $  251,014      $  923,551
Gross profit ......         148,243         156,349         162,517         175,091         642,200
Net income ........          41,172          38,786          43,192          50,621         173,771
Earnings per share:
    Basic .........             .16             .15             .16             .19             .66
    Diluted .......             .15             .15             .16             .19             .65


- All per share data have been adjusted to give retroactive effect to the three-for-two stock splits announced on July 9, 2001 and July 6, 2000.

- Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

- Net income for the fourth quarter of fiscal 2002 was adversely impacted by a $9 million pretax charge as a result of equity write-downs in marketable securities and other investments.

- The operating results for the third quarter of fiscal 2001 were adversely impacted by a $26.1 million special charge related to the appellate court's decision in the Tronzo litigation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June 2001, PricewaterhouseCoopers LLP ("PWC") advised Biomet that it was closing its office in South Bend, Indiana, which office had served the Company since 1980. Upon receipt of this advice, Biomet's Audit Committee and members of management interviewed several accounting firms, including PWC. On October 29, 2001, the Board of Directors of the Company, on the recommendation of the Audit Committee, approved the dismissal of PWC and the appointment of Ernst & Young LLP as the Company's independent accountants for the year ended May 31, 2002.

The reports of PWC on the Company's financial statements for the years ended May 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the years ended May 31, 2001 and 2000 and through October 29, 2001, there have been no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their reports on the financial statements for such years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

Information regarding executive officers of the Company is included on page 14 in Part I of this Report under the caption "Executive officers of the Registrant."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

          (1)  FINANCIAL STATEMENTS:

               Reports of Independent Auditors

               Consolidated Balance Sheets as of May 31, 2002 and 2001

               Consolidated Statements of Income for the years ended May 31, 2002, 2001 and 2000

               Consolidated Statements of Shareholders' Equity for the years ended May 31, 2002, 2001 and 2000

               Consolidated Statements of Cash Flows for the years ended May 31, 2002, 2001 and 2000

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULE:
               Schedule II - Valuation and Qualifying Accounts

          (3)  EXHIBITS:
               Refer to the Index to Exhibits on p.44.

     (b)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2002.

                                BIOMET, INC.

            By:    /s/ DANE A. MILLER
                   -------------------------------------------------------------
                   Dane A. Miller
                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2002.


            By:    /s/ NILES L. NOBLITT
                   -------------------------------------------------------------
                   Niles L. Noblitt, Director


            By:    /s/ DANE A. MILLER
                   -------------------------------------------------------------
                   Dane A. Miller, Director (Principal Executive Officer)


            By:    /s/ JERRY L. FERGUSON
                   -------------------------------------------------------------
                   Jerry L. Ferguson, Director


            By:    /s/ M. RAY HARROFF
                   -------------------------------------------------------------
                   M. Ray Harroff, Director


            By:    /s/ KENNETH V. MILLER
                   -------------------------------------------------------------
                   Kenneth V. Miller, Director


            By:    /s/ JERRY L. MILLER
                   -------------------------------------------------------------
                   Jerry L. Miller, Director


            By:    /s/ L. GENE TANNER
                   -------------------------------------------------------------
                   L. Gene Tanner, Director

                By:  /s/ THOMAS F. KEARNS, JR
                     ---------------------------------------------------
                     Thomas F. Kearns, Jr., Director


                By:  /s/ CHARLES E. NIEMIER
                     ---------------------------------------------------
                     Charles E. Niemier, Director


                By:  /s/ DANIEL P. HANN
                     ---------------------------------------------------
                     Daniel P. Hann, Director


                By:  /s/ MARILYN TUCKER QUAYLE
                     ---------------------------------------------------
                     Marilyn Tucker Quayle, Director


                By:  /s/ C. SCOTT HARRISON
                     ---------------------------------------------------
                     C. Scott Harrison, Director


                By:  /s/ PROF. DR. BERNHARD SCHEUBLE
                     ---------------------------------------------------
                     Prof. Dr. Bernhard Scheuble, Director


                By:  /s/ GREGORY D. HARTMAN
                     ---------------------------------------------------
                     Gregory D. Hartman, Senior Vice President - Finance (Principal Financial Officer)


                By:  /s/ JAMES W. HALLER
                     ---------------------------------------------------
                     James W. Haller, Controller
                     (Principal Accounting Officer)

                                  BIOMET, INC.

                                    FORM 10-K

                                  MAY 31, 2002

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

    (13)       No exhibit.

    (16)       No exhibit.

    (18)       No exhibit.

    (21) 21.1  Subsidiaries of the Registrant.

    (22)       No exhibit.

    (23) 23.1  Consent of Ernst & Young LLP.
         23.2  Consent of PricewaterhouseCoopers LLP.

    (24)       No exhibit.

    (99) 99.1  Written Statement of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.