Form 10-Q
period 2002-08-31
BIOMET INC
filed 2002-10-15
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2002.

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

(574) 267-6639
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No

As of August 31, 2002, the registrant had 259,783,889 common shares outstanding.


BIOMET, INC.

CONTENTS


    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-8

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-10

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 11

      Item 4.  Controls and Procedures                                      11

    Part II.   Other Information                                         12-13

    Signatures                                                              14

    Certifications of Principal Executive Officer and Principal
      Financial Officer regarding facts and circumstances relating
      to quarterly reports                                               15-16

    Index to Exhibits                                                       17



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2002 and May 31, 2002
(in thousands)

ASSETS
                                                August 31,         May 31,
                                                   2002             2002
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  124,789       $  154,297
  Investments                                       40,240           30,973
  Accounts and notes receivable, net               368,589          365,148
  Inventories                                      361,073          335,348
  Deferred income taxes                             50,131           49,523
  Prepaid expenses and other                        20,208           17,655
                                                 ---------        ---------
      Total current assets                         965,030          952,944
                                                 ---------        ---------
Property, plant and equipment, at cost             411,017          389,454
    Less, Accumulated depreciation                 185,938          170,393
                                                 ---------        ---------
      Property, plant and equipment, net           225,079          219,061
                                                 ---------        ---------
Investments                                        158,616          201,247
Intangible assets, net                              13,653            8,532
Excess acquisition costs over fair value
  of acquired net assets, net                      122,440          125,157
Other assets                                        14,816           14,782
                                                 ---------        ---------
Total assets                                    $1,499,634       $1,521,723
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2002 and May 31, 2002
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 August 31,         May 31,
                                                    2002             2002
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  101,483       $   90,467
  Accounts payable                                   41,249           36,318
  Accrued income taxes                               31,085           17,483
  Accrued wages and commissions                      30,337           35,106
  Accrued litigation                                  5,864            5,864
  Other accrued expenses                             52,073           52,461
                                                  ---------        ---------
     Total current liabilities                      262,091          237,699

Long-term liabilities:
  Deferred income taxes                               2,967            3,332
  Other liabilities                                     380              406
                                                  ---------        ---------
     Total liabilities                              265,438          241,437
                                                  ---------        ---------
Minority interest                                   105,088          103,807
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     124,702          124,417
  Additional paid-in capital                         48,192           48,868
  Retained earnings                                 990,360        1,054,020
  Accumulated other comprehensive loss              (34,146)         (50,826)
                                                  ---------        ---------
     Total shareholders' equity                   1,129,108        1,176,479
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,499,634       $1,521,723
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2002 and 2001
(Unaudited, in thousands, except per share data)

                                                      Three Months Ended
                                                      ------------------
                                                     2002            2001
                                                     ----            ----

Net sales                                          $317,600        $272,022

Cost of sales                                        90,137          77,392
                                                    -------         -------
  Gross profit                                      227,463         194,630

Selling, general and administrative expenses        115,888         101,316
Research and development expense                     12,638          11,668
                                                    -------         -------
  Operating income                                   98,937          81,646

Other income, net                                     3,944           4,564
                                                    -------         -------
  Income before income taxes and minority interest  102,881          86,210

Provision for income taxes                           35,594          29,269
                                                    -------         -------
  Income before minority interest                    67,287          56,941
Minority interest                                     1,281             928
                                                    -------         -------
  Net income                                       $ 66,006        $ 56,013
                                                    =======         =======
Earnings per share:
  Basic                                                $.25            $.21
                                                       ====            ====
  Diluted                                              $.25            $.21
                                                       ====            ====
Shares used in the computation
  of earnings per share:
  Basic                                             262,378         269,459
                                                    =======         =======
  Diluted                                           264,405         272,668
                                                    =======         =======
Cash dividends per common share                        $.10            $.09
                                                       ====            ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2002 and 2001
(Unaudited, in thousands)

                                                          2002          2001
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 66,006      $ 56,013
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        10,316         7,922
      Amortization                                         1,025         2,897
      Gain on sale of investments, net                       (69)           (4)
      Minority interest                                    1,281           928
      Deferred income taxes                                 (699)       (1,155)
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net                 1,484         5,293
        Inventories                                      (13,715)      (14,710)
        Prepaid expenses and other                         1,157         2,450
        Accounts payable                                   6,168           903
        Accrued income taxes                              13,148         5,033
        Accrued wages and commissions                     (4,769)       (4,635)
        Other accrued expenses                            (5,176)       (7,115)
                                                         -------        ------
        Net cash from operating activities                76,157        53,820
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       46,211        38,980
  Purchases of investments                               (13,544)      (39,566)
  Capital expenditures                                   (10,024)      (11,960)
  Other                                                   (2,533)       (1,011)
                                                         -------        ------
        Net cash from (used in) investing activities      20,110       (13,557)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net        2,313        (2,098)
  Issuance of common shares                                2,249         4,856
  Cash dividends                                         (26,400)      (24,268)
  Purchase of common shares                             (106,000)            -
                                                         -------        ------
        Net cash used in financing activities           (127,838)      (21,510)
                                                         -------        ------
Effect of exchange rate changes on cash                    2,063           940
                                                         -------        ------
Increase (decrease) in cash and cash equivalents         (29,508)       19,693
Cash and cash equivalents, beginning of year             154,297       235,091
                                                         -------       -------
Cash and cash equivalents, end of period                $124,789      $254,784
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

The accompanying consolidated balance sheet at May 31, 2002, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by generally accepted accounting principles.

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

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31:

                                                           2002        2001
                                                           ----        ----
                                                            (in thousands)

     Reconstructive                                      $192,025    $161,172
     Fixation                                              59,381      53,646
     Spinal products                                       33,266      27,459
     Other                                                 32,928      29,745
                                                          -------     -------
                                                         $317,600    $272,022
                                                          =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended August 31, 2002 and 2001 was $16,680,000 and $399,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 2002 and 2001 was $82,686,000 and $56,412,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2002 and May 31, 2002 are as  follows:

                                August 31,       May 31,
                                  2002            2002
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 36,275       $ 35,036
        Work-in-process            46,052         45,476
        Finished goods            152,135        135,842
        Consigned                 126,611        118,994
                                  -------        -------
                                 $361,073       $335,348
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2002, the Company issued 292,599 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,249,000.

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

NOTE 7:     CONTINGENCIES.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001 the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo.
The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has paid $20,236,000 out of escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

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


NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the current quarter by discontinuing the amortization of goodwill ($1.8 million). In addition, the Company is required to review its goodwill during the next six months for possible impairment. Based on the Company's initial review, the Company does not anticipate any impairment charge from this review. The following tables show the reported net income and earnings per share for the three-month period ended August 31, 2001, reconciles them to the adjusted net income and earnings per share had the nonamortization provisions of Statement
142 been applied in that period and compares them to the three-month period ended August 31, 2002:

                                                2002             2001
                                                ----             ----
Reported net income                           $66,006          $56,013
Effect of goodwill amortization                    --            1,600
                                               ------           ------
  As adjusted                                 $66,006          $57,613
                                               ======           ======

Reported basic earnings per share               $ .25            $ .21
Effect of goodwill amortization                     -                -
                                                 ----             ----
  As adjusted                                   $ .25            $ .21
                                                 ====             ====

Reported diluted earnings per share             $ .25            $ .21
Effect of goodwill amortization                     -                -
                                                 ----             ----
  As adjusted                                   $ .25            $ .21
                                                 ====             ====

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 2002

The Company's cash and investments decreased $62,872,000 to $323,645,000 at
August 31, 2002.   This decrease resulted from the $26,400,000 dividend paid
during the quarter and the $106,000,000 used to purchase shares during the quarter pursuant to the share repurchase programs, offset by positive cash flow from operations.

Cash flows provided by operating activities were $76,157,000 for the first three months of fiscal 2003 compared to $53,820,000 in 2002. The primary sources of fiscal year 2003 cash flows from operating activities were net income, a decrease in accounts receivable and an increase in accrued income taxes. Accrued income taxes increased in the first quarter because there is no federal tax estimate due in the first quarter. The primary use was an increase in inventory. Inventories increased from line extensions and new product introductions (specifically in Europe) and a buildup of inventory associated with the Company's establishment of its direct operations in Japan. Accounts and notes receivable and inventory balances were increased during the quarter by $5 million and $12 million, respectively,

Cash flows from investing activities were $20,110,000 for the first three months of fiscal 2003 compared to a use of $13,557,000 in 2002. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and capital equipment.

Cash flows used in financing activities were $127,838,000 for the first three months of fiscal 2003 compared to a use of $21,510,000 in 2002. The primary use of cash flows from financing activities were the purchase of the Company's Common Shares as part of the Common Share repurchase programs and the cash dividend paid in the first quarter. In July 2002, the Company's Board of Directors declared a cash dividend of ten cents ($.10) per share payable to shareholders of record at the close of business on July 8, 2002. In September 2002, the Company announced that it's Board of Directors had authorized the purchase of up to an additional $100 million of the outstanding Common Shares of the Company. This brings the total authorization for repurchases to $424 million, of which the Company had purchased $316 million as of August 31, 2002.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, Common Stock repurchases, research and development costs, and litigation settlements, if any.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001

Net sales increased 17% to $317,600,000 for the three-month period ended August 31, 2002, from $272,022,000 for the same period last year. Excluding the impact of foreign currency which increased sales for the quarter by $6.2 million, net sales increased 15% during the first quarter of fiscal year 2003. The Company's U.S.-based revenue increased 13% to $224,580,000 during the first three months of fiscal 2003, while foreign sales increased 28% to $93,020,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 19%. Biomet's worldwide sales of reconstructive products during the first three months of fiscal 2003 were $192,025,000, representing a 19% increase compared to the first three months of last year. This increase was primarily a result of Biomet's continued penetration of the reconstructive device market led by the Company's broad line of cementless total hip systems, the Company's comprehensive line of total knee systems and bone cements and accessories. The Company's line of dental reconstructive implants experienced modest growth during the quarter due to increased seasonal slowdown in elective procedures in this market. Sales of fixation products were $59,381,000 for the first three months of fiscal 2003, representing an 11% increase as compared to the same period in 2002. Sales of spinal products were $33,266,000 for the first three months of fiscal 2003, representing a 21% increase as compared to the same period in 2002. The increase is a result of continued market acceptance of EBI's non-invasive SpinalPak Spinal Stimulation System and the VueLokTM Anterior Cervical Plate System. The Company's sales of other products totaled $32,928,000, representing an 11% increase over the first three months of fiscal year 2002, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products. The sale of many of the Company's musculoskeletal products are elective surgery-related and accordingly are influenced by seasonal factors, as the number of elective orthopedic procedures decline during the summer months and the holiday season.

Cost of sales decreased as a percentage of net sales to 28.4% for the first three months of fiscal 2003 from 28.5% last year primarily as a result of increased sales of higher margin products and increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased to 36.5% compared to 37.2% for the first quarter last year. This decrease in the percentage is a result of the Company adopting FASB 142 and the discontinuance of amortization of goodwill during the quarter of $1.8 million. Research and development expenditures increased during the first three months to $12,638,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 21% from $81,646,000 for the first three months of fiscal 2002, to $98,937,000 for the first three months of fiscal 2003. Other income decreased 14%. Over the last three quarters, the Company has used $316,000,000 to purchase its common stock which has reduced investable cash. The effective income tax rate increased to 34.6% for the first quarter of fiscal year 2003 from 34.0% last year primarily as a result of states increasing their tax rates.

These factors resulted in an 18% increase in net income to $66,006,000 for the first three months of fiscal 2003 as compared to $56,013,000 for the same period in fiscal 2002. Basic and diluted earnings per share increased 19%, from $.21 to $.25 for the periods presented.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.  Controls and Procedures.

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001 the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a one-time special charge during the third quarter of fiscal 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. While the Company was disappointed in the Supreme Court's decision not to review the case, the Company has paid $20,236,000 out of escrow. The amount of interest owed by the Company, if any, on this award continues to be in dispute; however, if a decision on the interest award is adverse to the Company, it should not exceed the amount of the remaining funds in escrow. The Supreme Court's decision does not affect the ongoing sales of any of Biomet's product lines.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 21, 2002. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2005.

Name                                      Votes For            Votes Withheld
----                                      ---------            --------------
C. Scott Harrison, M.D.                 217,620,028                 4,723,193
Niles L. Noblitt                        217,596,066                 4,747,155
Kenneth V. Miller                       219,881,601                 2,461,619
L. Gene Tanner                          219,624,053                 2,719,168
Marilyn Tucker Quayle                   217,619,504                 4,723,717

The following directors will continue in office until their term expires at the 2003 Annual Meeting of shareholders: Dane A. Miller, Ph. D.; Jerry L. Ferguson; Thomas F. Kearns, Jr.; and Daniel P. Hann.

The following directors will continue in office until their term expires at the 2004 Annual meeting of shareholders: M. Ray Harroff; Jerry L. Miller; Charles
E. Niemier; and Prof. Dr. Bernhard Scheuble.

2. The selection of Ernst & Young LLP as certified public accountants for the Company for the fiscal year ending May 31, 2003 was ratified by the shareholders, as follows: Votes For - 218,199,693; Votes Against - 3,019,245; and Abstentions and Broker Non-Votes - 1,124,283.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:  10/14/2002                    BY:   /s/  Gregory D. Hartman
       ----------                          -----------------------
                                           Gregory D. Hartman
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

                                           (Signing on behalf of the registrant
                                           and as principal financial officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

I, Dane A. Miller, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Biomet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  10/14/2002                        /s/ Dane A. Miller
       ----------                        ------------------
                                         Dane A. Miller, Ph.D.
                                         President and Chief Executive Officer


CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

I, Gregory D. Hartman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Biomet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  10/14/2002                               /s/  Gregory D. Hartman
       ----------                               -----------------------
                                                Gregory D. Hartman
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

                                                               Sequential
Number Assigned                                                Numbering System
in Regulation S-K                                              Page Number
Item 601               Description of Exhibit                  of Exhibit
-----------------      --------------------------------        ----------------

            (2)          No exhibit

            (4) 4.1 Specimen certificate for Common Shares. (Incorporated by reference to
                         Exhibit 4.1 to the registrant's Report
                         on Form 10-K for the fiscal year ended
                         May 31, 1985.)

                         4.2  Rights Agreement between Biomet,
                         Inc. and Lake City Bank, as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4.01 to Biomet, Inc. Form 8-K Current Report dated December 16, 1999, Commission File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer & Trust Company.

           (10)          No exhibit.

           (11)          No exhibit.

           (15)          No exhibit.

           (18)          No exhibit.

           (19)          No exhibit.

           (22)          No exhibit.

           (23)          No exhibit.

           (24)          No exhibit.

           (99) 99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.