Form 10-Q
period 2002-11-30
BIOMET INC
filed 2003-01-14
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2002.

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

As of November 30, 2002, the registrant had 258,952,816 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                         Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-8

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9-11

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 11

      Item 4.  Controls and Procedures                                      11

    Part II.   Other Information                                            12

    Signatures                                                              13

    Certifications of Principal Executive Officer and Principal
      Financial Officer regarding facts and circumstances relating
      to quarterly reports                                               14-15

    Index to Exhibits                                                       16



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2002 and May 31, 2002
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                   2002             2002
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  141,521       $  154,297
  Investments                                       38,621           30,973
  Accounts and notes receivable, net               388,483          365,148
  Inventories                                      360,153          335,348
  Deferred income taxes                             50,294           49,523
  Prepaid expenses and other                        20,975           17,655
                                                 ---------        ---------
      Total current assets                       1,000,047          952,944
                                                 ---------        ---------
Property, plant and equipment, at cost             421,358          389,454
    Less, Accumulated depreciation                 196,241          170,393
                                                 ---------        ---------
      Property, plant and equipment, net           225,117          219,061
                                                 ---------        ---------
Investments                                        149,945          201,247
Intangible assets, net                              12,368            8,532
Excess acquisition costs over fair value
  of acquired net assets, net                      123,265          125,157
Other assets                                        13,761           14,782
                                                 ---------        ---------
Total assets                                    $1,524,503       $1,521,723
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2002 and May 31, 2002
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                    2002             2002
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  111,715       $   90,467
  Accounts payable                                   37,048           36,318
  Accrued income taxes                                7,216           17,483
  Accrued wages and commissions                      33,196           35,106
  Accrued litigation                                  5,864            5,864
  Other accrued expenses                             53,523           52,461
                                                  ---------        ---------
     Total current liabilities                      248,562          237,699

Long-term liabilities:
  Deferred income taxes                               2,780            3,332
  Other liabilities                                     380              406
                                                  ---------        ---------
     Total liabilities                              251,722          241,437
                                                  ---------        ---------
Minority interest                                   107,573          103,807
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     131,700          124,417
  Additional paid-in capital                         48,266           48,868
  Retained earnings                               1,019,392        1,054,020
  Accumulated other comprehensive loss              (34,150)         (50,826)
                                                  ---------        ---------
     Total shareholders' equity                   1,165,208        1,176,479
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,524,503       $1,521,723
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2002 and 2001 (Unaudited, in thousands, except per share data)

                                        Six Months Ended     Three Months Ended
                                        ----------------     ------------------
                                         2002      2001        2002      2001
                                         ----      ----        ----      ----

Net sales                              $659,048  $561,409    $341,448  $289,387

Cost of sales                           188,742   156,426      98,605    79,034
                                        -------   -------     -------   -------
  Gross profit                          470,306   404,983     242,843   210,353

Selling, general and
  administrative expenses               237,137   207,995     121,249   106,679
Research and development expense         25,707    23,655      13,069    11,987
                                        -------   -------     -------   -------
  Operating income                      207,462   173,333     108,525    91,687

Other income, net                         6,802     8,935       2,858     4,371
                                        -------   -------     -------   -------
  Income before income taxes and
    minority interest                   214,264   182,268     111,383    96,058

Provision for income taxes               74,138    61,876      38,544    32,607
                                        -------   -------     -------   -------
  Income before minority interest       140,126   120,392      72,839    63,451
Minority interest                         3,766     2,927       2,485     1,999
                                        -------   -------     -------   -------
  Net income                           $136,360  $117,465    $ 70,354  $ 61,452
                                        =======   =======     =======   =======
Earnings per share:
  Basic                                    $.52      $.44        $.27      $.23
                                           ====      ====        ====      ====
  Diluted                                  $.52      $.43        $.27      $.23
                                           ====      ====        ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                 260,862   269,635     259,499   269,809
                                        =======   =======     =======   =======
  Diluted                               262,925   272,747     261,626   272,822
                                        =======   =======     =======   =======
Cash dividends per common share            $.10      $.09        $ --      $ --
                                           ====      ====        ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2002 and 2001
(Unaudited, in thousands)

                                                           2002          2001
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $136,360      $117,465
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        20,401        16,446
      Amortization                                         1,944         6,089
      Gain on sale of investments, net                       (59)          (89)
      Minority interest                                    3,766         2,927
      Deferred income taxes                                 (967)        4,467
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (15,788)       (8,249)
        Inventories                                      (11,195)      (29,690)
        Prepaid expenses and other                            59         3,625
        Accounts payable                                   1,097         3,458
        Accrued income taxes                             (10,762)       (2,812)
        Accrued wages and commissions                     (1,910)       (4,883)
        Other accrued expenses                            (3,833)      (24,401)
                                                         -------       -------
        Net cash from operating activities               119,113        84,353
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       74,650        66,316
  Purchases of investments                               (31,919)      (81,562)
  Capital expenditures                                   (19,083)      (34,025)
  Other                                                   (3,614)       (1,345)
                                                         -------        ------
        Net cash from (used in) investing activities      20,034       (50,616)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       12,043        (4,974)
  Issuance of common shares                                9,944         9,422
  Cash dividends                                         (26,431)      (24,268)
  Purchase of common shares                             (148,264)           --
                                                         -------        ------
        Net cash used in financing activities           (152,708)      (19,820)
                                                         -------        ------
Effect of exchange rate changes on cash                      785        (1,885)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents         (12,776)       12,032
Cash and cash equivalents, beginning of year             154,297       235,091
                                                         -------       -------
Cash and cash equivalents, end of period                $141,521      $247,123
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

The accompanying consolidated balance sheet at May 31, 2002, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of Arthrotek's arthroscopy products, EBI's softgoods and bracing products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and other. The other geographic market include Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the six and three month periods ended November 30:

                                    Six Months Ended      Three Months Ended
                                    ----------------      ------------------
                                     2002      2001        2002        2001
                                     ----      ----        ----        ----
                                                (in thousands)

     Reconstructive               $403,939   $336,066    $211,914    $174,894
     Fixation                      117,808    106,882      58,427      53,236
     Spinal products                69,463     57,151      36,197      29,692
     Other                          67,838     61,310      34,910      31,565
                                   -------    -------     -------     -------
                                  $659,048   $561,409    $341,448    $289,387
                                   =======    =======     =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended November 30, 2002 and 2001 was $(4,000) and $1,269,000, respectively. Other comprehensive income for the six months ended November 30, 2002 and 2001 was $16,676,000) and $1,668,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2002 and 2001 was $70,350,000 and $62,721,000,
respectively. Total comprehensive income for the six months ended November 30, 2002 and 2001 was $153,036,000 and $119,133,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 2002 and May 31, 2002 are as  follows:

                                November 30,      May 31,
                                  2002            2002
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 36,466       $ 35,036
        Work-in-process            41,904         45,476
        Finished goods            149,943        135,842
        Consigned inventory       131,840        118,994
                                  -------        -------
                                 $360,153       $335,348
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 2002, the Company issued 941,274 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $9,944,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 5,639,628 shares for $148,264,000 during the six months ended November 30, 2002.

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

NOTE 8:     RECENT ACCOUNTING PRONOUNCEMENTS.

In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the first quarter by discontinuing the amortization of goodwill totaling $1.8 million per quarter ($1.6 million net of tax). In addition, the Company was required to review its goodwill during the first six months for possible impairment. Based on the Company's review, no impairment charges have been recorded during the first six months. The following tables show the reported net income and earnings per share for the three and six month periods ended November 30, 2001, reconciles them to the adjusted net income and earnings per share had the nonamortization provisions of Statement 142 been applied in that period and compares them to the three and six month periods ended November 30, 2002:

                                     Six Months Ended      Three Months Ended
                                     ----------------      ------------------
                                       2002      2001        2002        2001
                                       ----      ----        ----        ----
                                        (in thousands, except per share data)
Reported net income                 $136,360   $117,465    $ 70,354    $ 61,452
Effect of goodwill amortization           --      3,200          --       1,600
                                     -------    -------     -------     -------
As adjusted                         $136,360   $120,665    $ 70,354    $ 63,052
                                     =======    =======     =======     =======

Reported earnings per share            $ .52      $ .44       $ .27       $ .23
Effect of goodwill amortization           --        .01          --          --
                                        ----       ----        ----        ----
As adjusted                            $ .52      $ .45       $ .27       $ .23
                                        ====       ====        ====        ====

Reported diluted earnings per share    $ .52      $ .43       $ .27       $ .23
Effect of goodwill amortization           --        .01          --          --
                                        ----       ----        ----        ----
As adjusted                            $ .52      $ .44       $ .27       $ .23
                                        ====       ====        ====        ====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 2002

The Company's cash and investments decreased $56,430,000 to $330,087,000 at
November 30, 2002.   This decrease resulted from the $26,431,000 dividend paid
during the first 	quarter and the $148,264,000 used to purchase shares during
the first six months pursuant to the share repurchase programs, offset by positive cash flow from operations.

Cash flows provided by operating activities were $119,113,000 for the first six months of fiscal 2003 compared to $84,353,000 in 2002. The primary sources of fiscal year 2003 cash flows from operating activities were net income and depreciation. The primary uses were increases in accounts receivable and inventory and a reduction in accrued income taxes. Over the last several quarters, the Company has experienced a greater sales growth in its insurance billings verses its hospital billings in the United States. These insurance billings historically have had a longer collection cycle.
In addition, accounts receivable continue to increase as the Company's sales grow at a rapid rate. Inventories increased from new product introductions (specifically in Europe) and a buildup of inventory associated with the Company's establishment of its direct operations in Japan. Accounts and notes receivable and inventory balances were increased during the six month period by $7.5 million and $13.6 million, respectively, due to currency exchange rates.

Cash flows from investing activities were $20,034,000 for the first six months of fiscal 2003 compared to a use of $50,616,000 in 2002. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and capital equipment.

Cash flows used in financing activities were $152,708,000 for the first six months of fiscal 2003 compared to a use of $19,820,000 in 2002. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter and the share repurchase program. In July 2002, the Company's Board of Directors declared a cash dividend of ten cents ($.10) per share payable to shareholders of record at the close of business on July 8, 2002.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and litigation settlements, if any.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2001

Net sales increased 17% to $659,048,000 for the six-month period ended November 30, 2002, from $561,409,000 for the same period last year. Excluding the impact of foreign currency which increased sales for the six months by $11.4 million, net sales increased 15% during the first six months of fiscal year 2003. The Company's U.S.-based revenue increased 14% to $466,700,000 during the first six months of fiscal 2003, while foreign sales increased 25% to $192,348,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 18%. Biomet's worldwide sales of reconstructive products during the first six months of fiscal 2003 were $403,939,000, representing a 20% increase compared to the first six months of last year. This increase came through balanced growth in all of the reconstructive product categories. The Company's extensive line of reconstructive products continues to gain market share in this rapidly growing market. Sales of fixation products were $117,808,000 for the first six months of fiscal 2003, representing a 10% increase as compared to the same period in 2002. Sales of spinal products were $69,463,000 for the first six months of fiscal 2003, representing a 21% increase as compared to the same period in 2002. The increase is a result of continued market acceptance of EBI's spinal stimulation systems and the expansion of EBI's product portfolio into the hardware and biological segments of the spinal markets. The Company's sales of other products totaled $67,838,000, representing an 11% increase over the first six months of fiscal year 2002, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales increased as a percentage of net sales to 28.6% for the first six months of fiscal 2003 from 27.9% last year primarily as a result of higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses as a percentage of net sales decreased to 36.0% compared to 37.0% for the first six months last year. This decrease in the percentage is a result of the Company's continued emphasis on slowing its general and administrative expense growth and adopting FASB 142 which discontinued the amortization of goodwill ($3.6 million during the six month period). Research and development expenditures increased during the first six months to $25,707,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 20% from $173,333,000 for the first six months of fiscal 2002, to $207,462,000 for the first six months of fiscal 2003. Other income decreased 24%. Over the last four quarters, the Company has used $358,000,000 to purchase its common stock which has reduced investable cash. In addition, as interest rates fall, higher yielding investments are called and replaced with lower yielding investments. The effective income tax rate increased to 34.6% for the first six months of fiscal year 2003 from 34.0% last year primarily as a result of states increasing their tax rates.

These factors resulted in a 16% increase in net income to $136,360,000 for the first six months of fiscal 2003 as compared to $117,465,000 for the same period in fiscal 2002. Basic earnings per share increased 18%, from $.44 to $.52 while diluted earnings per share increased 20%, from $.43 to $.52 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001

Net sales increased 18% to $341,448,000 for the second quarter of fiscal 2003, as compared to $289,387,000 for the same period last year.
Excluding the impact of foreign currency which increased second quarter sales by $5.2 million, net sales increased 16% during the second quarter of fiscal year 2003. Operating income increased 18% from $91,687,000 for the second quarter of fiscal 2002, to $108,525,000 for the second quarter of fiscal 2003. During the second quarter, net income increased 14.5% to $70,354,000 as compared to $61,452,000 for the same period last year. Basic and diluted earnings per share increased 17% from $.23 to $.27 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.  Controls and Procedures.

As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.


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


DATE:   1/13/2003                    BY:   /s/  Gregory D. Hartman
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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:   1/13/2003                        /s/ Dane A. Miller
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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:   1/13/2003                               /s/  Gregory D. Hartman
       ----------                               -----------------------
                                                Gregory D. Hartman
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

Number Assigned
  in Regulation
   S-K Item 601   Exhibit No.   Description of Exhibit
---------------   -----------   ----------------------------------------------

            (2)                 No exhibit

            (4)       4.1       Specimen certificate for Common Shares.
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

           (10)                 No exhibit.

           (11)                 No exhibit.

           (15)                 No exhibit.

           (18)                 No exhibit.

           (19)                 No exhibit.

           (22)                 No exhibit.

           (23)                 No exhibit.

           (24)                 No exhibit.

           (99)         99.1    Written Statement of Chief Executive Officer
                                and Chief Financial Officer Pursuant to Sections
                                906 and 302 of the Sarbanes-Oxley Act of 2002.