Form 10-Q
period 2003-02-28
BIOMET INC
filed 2003-04-14
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 2003.

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

As of February 28, 2003, the registrant had 258,000,777 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2003 and May 31, 2002
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                   2003             2002
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  167,777       $  154,297
  Investments                                       38,251           30,973
  Accounts and notes receivable, net               412,904          365,148
  Inventories                                      363,805          335,348
  Deferred income taxes                             48,574           49,523
  Prepaid expenses and other                        20,065           17,655
                                                 ---------        ---------
      Total current assets                       1,051,376          952,944
                                                 ---------        ---------
Property, plant and equipment, at cost             452,734          389,454
    Less, Accumulated depreciation                 208,738          170,393
                                                 ---------        ---------
      Property, plant and equipment, net           243,996          219,061
                                                 ---------        ---------
Investments                                        133,324          201,247
Intangible assets, net                              11,995            8,532
Excess acquisition costs over fair value
  of acquired net assets, net                      125,511          125,157
Other assets                                        13,408           14,782
                                                 ---------        ---------
Total assets                                    $1,579,610       $1,521,723
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2003 and May 31, 2002
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,       May 31,
                                                    2003             2002
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  115,556       $   90,467
  Accounts payable                                   28,758           36,318
  Accrued income taxes                                3,191           17,483
  Accrued wages and commissions                      37,300           35,106
  Accrued litigation                                     --            5,864
  Other accrued expenses                             57,296           52,461
                                                  ---------        ---------
     Total current liabilities                      242,101          237,699

Long-term liabilities:
  Deferred income taxes                               3,029            3,332
  Other liabilities                                     378              406
                                                  ---------        ---------
     Total liabilities                              245,508          241,437
                                                  ---------        ---------
Minority interest                                   108,817          103,807
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     134,990          124,417
  Additional paid-in capital                         48,360           48,868
  Retained earnings                               1,054,051        1,054,020
  Accumulated other comprehensive loss              (12,116)         (50,826)
                                                  ---------        ---------
     Total shareholders' equity                   1,225,285        1,176,479
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,579,610       $1,521,723
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 2003 and 2002 (Unaudited, in thousands, except per share data)

                                        Nine Months Ended     Three Months Ended
                                        -----------------     ------------------
                                         2003      2002        2003      2002
                                         ----      ----        ----      ----

Net sales                            $1,013,090  $866,018    $354,042  $304,609

Cost of sales                           296,378   241,664     107,636    85,238
                                      ---------   -------     -------   -------
  Gross profit                          716,712   624,354     246,406   219,371

Selling, general and
  administrative expenses               365,126   320,846     127,990   112,851
Research and development expense         40,262    35,845      14,555    12,190
                                        -------   -------     -------   -------
  Operating income                      311,324   267,663     103,861    94,330

Other income, net                        15,947    11,807       9,145     2,872
                                        -------   -------     -------   -------
  Income before income taxes and
    minority interest                   327,271   279,470     113,006    97,202

Provision for income taxes              113,307    94,800      39,169    32,924
                                        -------   -------     -------   -------
  Income before minority interest       213,964   184,670      73,837    64,278
Minority interest                         5,010     5,531       1,243     2,604
                                        -------   -------     -------   -------
  Net income                           $208,954  $179,139    $ 72,594  $ 61,674
                                        =======   =======     =======   =======
Earnings per share:
  Basic                                    $.80      $.66        $.28      $.23
                                           ====      ====        ====      ====
  Diluted                                  $.80      $.66        $.28      $.23
                                           ====      ====        ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                 259,895   269,554     257,929   269,388
                                        =======   =======     =======   =======
  Diluted                               261,597   272,543     259,824   272,265
                                        =======   =======     =======   =======
Cash dividends per common share            $.10      $.09        $ --      $ --
                                           ====      ====        ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2003 and 2002
(Unaudited, in thousands)

                                                           2003          2002
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $208,954      $179,139
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        31,003        25,509
      Amortization                                         2,608         9,087
      Gain on sale of investments, net                      (153)         (300)
      Minority interest                                    5,010         5,531
      Deferred income taxes                                  646         4,050
      Changes in current assets and liabilities,
       excluding effects of acquisitions:
        Accounts and notes receivable, net               (32,675)      (13,421)
        Inventories                                       (2,146)      (40,138)
        Prepaid expenses and other                         3,749         4,642
        Accounts payable                                  (8,376)       10,441
        Accrued income taxes                             (17,173)       (9,712)
        Accrued wages and commissions                      2,194        (1,726)
        Other accrued liabilities                         (9,263)      (27,334)
                                                         -------       -------
        Net cash from operating activities               184,378       145,768
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments      104,717        87,728
  Purchases of investments                               (43,899)     (111,496)
  Capital expenditures                                   (41,766)      (45,142)
  Acquisitions, net of cash acquired                          --        (6,735)
  Other                                                   (4,178)         (885)
                                                         -------        ------
        Net cash from (used in) investing activities      14,874       (76,530)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   6,655        18,012
  Issuance of common shares                               13,897        13,896
  Cash dividends                                         (26,431)      (24,268)
  Purchase of common shares                             (187,115)      (76,215)
                                                         -------        ------
        Net cash used in financing activities           (192,994)      (68,575)
                                                         -------        ------
Effect of exchange rate changes on cash                    7,222           (56)
                                                         -------        ------
Increase in cash and cash equivalents                     13,480           607
Cash and cash equivalents, beginning of year             154,297       235,091
                                                         -------       -------
Cash and cash equivalents, end of period                $167,777      $235,698
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

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

Net sales of musculoskeletal products by product category are as follows for the nine and three month periods ended February 28:

                                    Nine Months Ended     Three Months Ended
                                    -----------------      ------------------
                                     2003      2002        2003        2002
                                     ----      ----        ----        ----
                                                (in thousands)

     Reconstructive             $  626,192   $520,831    $222,253    $184,765
     Fixation                      176,869    160,430      59,061      53,548
     Spinal products               105,620     89,609      36,157      32,458
     Other                         104,409     95,148      36,571      33,838
                                 ---------    -------     -------     -------
                                $1,013,090   $866,018    $354,042    $304,609
                                 =========    =======     =======     =======

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation (depreciation) of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended February 28, 2003 and 2002 was $22,034,000 and $(5,707,000), respectively.
Other comprehensive income for the nine months ended February 28, 2003 and 2002 was $38,710,000 and $(4,039,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 2003 and 2002 was $94,628,000 and $55,967,000, respectively. Total comprehensive income for the nine months ended February 28, 2003 and 2002 was $247,664,000 and $175,100,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at February 28, 2003 and May 31, 2002 are as  follows:

                                February 28,      May 31,
                                  2003            2002
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 37,346       $ 35,036
        Work-in-process            37,668         45,476
        Finished goods            149,038        135,842
        Consigned inventory       139,753        118,994
                                  -------        -------
                                 $363,805       $335,348
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 2003, the Company issued 1,360,585 Common Shares upon the exercise of outstanding stock options for proceed aggregating $13,897,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 7,010,978 shares for $187,115,000 during the nine months ended February 28, 2003.

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

NOTE 7:     CONTINGENCIES.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal
Circuit then remanded the case to the District Court for the Southern
District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001 the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a charge during the third quarter of fiscal 2001 of $26.1 million, which represented the total damage award plus the maximum amount of interest that, as calculated by the Company, could have been due under the award and related expenses. The Company paid $20,236,000 out of escrow. On February 12, 2003 the Federal Circuit ruled that the Company does not owe post-judgment interest in connection with the damage award in this case. As a result of this favorable ruling, the Company has recorded a pre-tax gain of approximately $5.8 million in this quarter, and management considers this matter fully concluded.

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

NOTE 8:     RECENT ACCOUNTING PRONOUNCEMENTS.

In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the first quarter of fiscal 2003 by discontinuing the amortization of goodwill totaling $1.8 million per quarter ($1.6 million net of tax). In addition, the Company was required to review its goodwill during the first six months for possible impairment. Based on the Company's review, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the three and nine month periods ended February 28, 2002, reconciles them to the adjusted net income and earnings per share had the nonamortization provisions of Statement 142 been applied in that period and compares them to the three and nine month periods ended February 28, 2003:

                                     Nine Months Ended     Three Months Ended
                                     -----------------     ------------------
                                       2003      2002        2003        2002
                                       ----      ----        ----        ----
                                        (in thousands, except per share data)
Reported net income                 $208,954   $179,139    $ 72,594    $ 61,674
Effect of goodwill amortization           --      4,800          --       1,600
                                     -------    -------     -------     -------
As adjusted                         $208,954   $183,939    $ 72,594    $ 63,274
                                     =======    =======     =======     =======

Reported earnings per share            $ .80      $ .66       $ .28       $ .23
Effect of goodwill amortization           --        .02          --          --
                                        ----       ----        ----        ----
As adjusted                            $ .80      $ .68       $ .28       $ .23
                                        ====       ====        ====        ====

Reported diluted earnings per share    $ .80      $ .66       $ .28       $ .23
Effect of goodwill amortization           --        .01          --          --
                                        ----       ----        ----        ----
As adjusted                            $ .80      $ .67       $ .28       $ .23
                                        ====       ====        ====        ====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF February 28, 2003

The Company's cash and investments decreased $47,165,000 to $339,352,000 at
February 28, 2003.   This decrease resulted from the $26,431,000 dividend paid
during the first quarter and the $187,115,000 used to purchase shares during the first nine months pursuant to the share repurchase programs, offset by positive cash flow from operations.

Cash flows provided by operating activities were $184,378,000 for the first nine months of fiscal 2003 compared to $145,768,000 in 2002. The primary sources of fiscal year 2003 cash flows from operating activities were net income and depreciation. The primary uses were increases in accounts receivable and a reduction in accrued income taxes and other accrued liabilities. Over the last several quarters, the Company has experienced a greater sales growth from its insurance billings verses its hospital billings in the United States. These insurance billings historically have had a longer collection cycle. In addition, accounts receivable continue to increase as the Company's sales grow at a rapid rate. Accounts and notes receivable and inventory balances were increased during the nine month period by $15 million and $26 million, respectively, due to currency exchange rates.

Cash flows from investing activities were $14,874,000 for the first nine months of fiscal 2003 compared to a use of $76,530,000 in 2002. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and capital equipment.

Cash flows used in financing activities were $192,994,000 for the first nine months of fiscal 2003 compared to a use of $68,575,000 in 2002. The primary use of cash flows from financing activities was the cash dividend paid in the first quarter and the share repurchase program. In July 2002, the Company's Board of Directors declared a cash dividend of ten cents ($.10) per share payable to shareholders of record at the close of business on July 8, 2002.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures and research and development costs.

Pursuant to the terms of the Joint Venture Agreement with Merck KGaA ("Merck"), the Company granted Merck a put option whereby Merck has the right to elect to require the Company to purchase all, but not less than all, of Merck's interest in the BioMer C.V. ("BioMer"). Merck may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2001, and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck of notice from the Company that a "change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula based on earnings of BioMer and multiples, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer less all liabilities of BioMer multiplied by Merck's 50% ownership percentage in BioMer. The put option formula is a mechanism whereby the Company would pay a fair market purchase price for Merck's 50% ownership interest in BioMer. If Merck chooses to exercise its put option in the future, at the time of exercise the transaction could be deemed a material transaction for the Company; however, management believes that the transaction could be funded out of the Company's current operations and, given the Company's current cash position and the strength of its balance sheet, the transaction should not negatively impact the financial strength of the Company or its ongoing operations. As of the close of the Company's most recently completed fiscal quarter, the net book value purchase price of BioMer would be approximately $106 million, which may or may not reflect the fair market purchase price at the time of closing the put transaction, should it occur.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2002

Net sales increased 17% to $1,013,090,000 for the nine-month period ended February 28, 2003, from $866,018,000 for the same period last year. Excluding the impact of foreign currency which increased sales for the nine months by $22.3 million, net sales increased 14% during the first nine months of fiscal year 2003. The Company's U.S.-based revenue increased 14% to $711,538,000 during the first nine months of fiscal 2003, while foreign sales increased 25% to $301,552,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 16%. Biomet's worldwide sales of reconstructive products during the first nine months of fiscal 2003 were $626,192,000, representing a 20% increase compared to the first nine months of last year. This increase came through balanced growth in all of the reconstructive product categories. The Company's extensive line of reconstructive products continues to gain market share in this rapidly growing market. Sales of fixation products were $176,869,000 for the first nine months of fiscal 2003, representing a 10% increase as compared to the same period in 2002. Sales of spinal products were $105,620,000 for the first nine months of fiscal 2003, representing an 18% increase as compared to the same period in 2002. The increase is a result of continued market acceptance of EBI's spinal stimulation systems and the expansion of EBI's product portfolio into the hardware and biological segments of the spinal markets. The Company's sales of other products totaled $104,409,000, representing an 10% increase over the first nine months of fiscal year
2002, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales increased as a percentage of net sales to 29.3% for the first nine months of fiscal 2003 from 27.9% for fiscal 2002. Following an internal audit, the Company recorded a $4.2 million charge to cost of sales (representing 0.5% as a percentage of net sales) during the third quarter as a result of negative adjustments related primarily to the quantity of work-in-process inventory at our United Kingdom operations. The remaining increase in cost of sales as a percentage of net sales of 0.9% was primarily as a result of higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses as a percentage of net sales decreased to 36.0% compared to 37.0% for the first nine months last year. This decrease in the percentage is a result of the Company's continued emphasis on slowing its general and administrative expense growth and adopting FASB 142 which discontinued the amortization of goodwill ($4.8 million during the nine month period). Research and development expenditures increased during the first nine months to $40,262,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 16% from $267,663,000 for the first nine months of fiscal 2002, to $311,324,000 for the first nine months of fiscal 2003. Other income increased 35%. On February 12, 2003, the United States Court of Appeals for the Federal Circuit ruled that the Company does not owe post-judgment interest in connection with the damage award paid in the Tronzo litigation. As a result of this favorable ruling, the Company has recorded a pre-tax gain of approximately $5.8 million in this quarter. Excluding this gain, other income decreased approximately 14%. Over the last five quarters, the Company has used $397,000,000 to purchase its common stock which has reduced investable cash. In addition, as interest rates fall, higher yielding investments are called and replaced with lower yielding investments. The effective income tax rate increased to 34.6% for the first nine months of fiscal year 2003 from 33.9% last year primarily as a result of states increasing their tax rates.

These factors resulted in a 17% increase in net income to $208,954,000 for the first nine months of fiscal 2003 as compared to $179,139,000 for the same period in fiscal 2002. Basic and diluted earnings per share increased 21%, from $.66 to $.80 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002

Net sales increased 16% to $354,042,000 for the third quarter of fiscal 2003, as compared to $304,609,000 for the same period last year. Excluding the impact of foreign currency which increased third quarter sales by $10.9 million, net sales increased 13% during the third quarter of fiscal year 2003. Operating income increased 10% from $94,330,000 for the third quarter of fiscal 2002, to $103,861,000 for the third quarter of fiscal 2003. During the third quarter, net income increased 18% to $72,594,000 as compared to $61,674,000 for the same period last year. Basic and diluted earnings per share increased 22% from $.23 to $.28 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the nine-month period.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

Item 4.  Controls and Procedures.

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February
28, 2003.


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal
Circuit then remanded the case to the District Court for the Southern
District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001 the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a charge during the third quarter of fiscal 2001 of $26.1 million, which represented the total damage award plus the maximum amount of interest that, as calculated by the Company, could have been due under the award and related expenses. The Company paid $20,236,000 out of escrow. On February 12, 2003 the Federal Circuit ruled that the Company does not owe post-judgment interest in connection with the damage award in this case. As a result of this favorable ruling, the Company has recorded a pre-tax gain of approximately $5.8 million in this quarter, and management considers this matter fully concluded.

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


DATE:   4/14/2003                    BY:   /s/  Gregory D. Hartman
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

Date:   4/14/2003                        /s/ Dane A. Miller
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

Date:   4/14/2003                               /s/  Gregory D. Hartman
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

           (10)       10.1      Joint Venture Agreement between Biomet, Inc. and
                                Merck KGaA dated as of November 24, 1997
                                (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated
                                February 17, 1998, Commission File No. 0-12525).

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