Form 10-K
period 2003-05-31
BIOMET INC
filed 2003-08-22
CIK 351346

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

      For the fiscal year ended May 31, 2003.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on November 29, 2002, as reported by The Nasdaq National Market, was approximately $6,520,022,987. As of August 7, 2003, there were 256,391,095 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PARTS OF FORM 10-K
                                                         INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                       IS INCORPORATED
Proxy Statement with respect to the 2003
Annual Meeting of Shareholders of the Registrant                 Part III


================================================================================

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of federal securities laws. Those statements are often indicated by the use of words such as "will," "intend," "anticipate," "estimate," "expect," "plan" and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company's products; the Company's intent and ability to expand its operations; assumptions and estimates regarding the size and growth of certain market segments; the Company's ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company's capital resources to meet the needs of its business; the Company's intent and ability to consummate acquisitions; the Company's continued investment in new products and technologies; the ultimate success of the Company's strategic alliances and joint ventures; the ultimate marketability of products currently being developed; the ability to successfully implement new technology; future declarations of cash dividends; the Company's ability to sustain sales and earnings growth; the Company's goals for sales and earnings growth; the future value of the Company's Common Stock; the ultimate effect of the Company's Share Repurchase Programs; the Company's success in achieving timely approval of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the impact of the transfer of marketing responsibility for the Company's internal fixation products; and the Company's ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. Readers of this report should carefully read the factors set forth under the "Risk Factors" section of this report for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.



                               TABLE OF CONTENTS


                                                          PART I

ITEM 1.   BUSINESS ..................................................................................................    1
ITEM 2.   PROPERTIES ................................................................................................   15
ITEM 3.   LEGAL PROCEEDINGS .........................................................................................   17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................................   17

                                                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .................................   18
ITEM 6.   SELECTED FINANCIAL DATA ...................................................................................   19
ITEM 7.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS .........................   20
ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................................    25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................................................   26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................   43
ITEM 9A.  CONTROLS AND PROCEDURES ..................................................................................    43

                                                         PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................................................   44
ITEM 11.   EXECUTIVE COMPENSATION ...................................................................................   44
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...........   44
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................................   44
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................................   44

                                                         PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........................................   45

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Biomet, Inc., an Indiana corporation incorporated in 1977 ("Biomet" or the "Company"), and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal products, bone cements and accessories, bone substitute materials, craniomaxillofacial implants and instruments, and dental reconstructive implants and associated instrumentation. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 50 locations worldwide.

The Company's principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P.; BioMer CV (the Biomet Merck joint venture); Implant Innovations, Inc.; Walter Lorenz Surgical, Inc. and Arthrotek, Inc. Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

The Company's annual reports on Form 10-K (for the four most recent fiscal years), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or may be accessed through the Investors Section of the Company's Internet website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission.

PRODUCTS

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive devices, fixation products, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Rest of World. Reconstructive devices include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation products include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologicals. The other product sales category includes softgoods and bracing products, arthroscopy products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive device, fixation product or spinal product group.

The following table shows the net sales and percentages of total net sales contributed by each of the Company's product groups for each of the three most recent fiscal years ended May 31, 2003.


                              YEARS ENDED MAY 31,
                         (DOLLAR AMOUNTS IN THOUSANDS)
                         -----------------------------


                                     2003                           2002                           2001
                                           PERCENT                       PERCENT                          PERCENT
                               NET        OF TOTAL            NET       OF TOTAL             NET         OF TOTAL
                              SALES       NET SALES          SALES      NET SALES           SALES        NET SALES
                           ----------     ---------       ----------    ---------        ----------     ----------
Reconstructive Devices     $  867,602         63%         $  721,004        60%          $  614,308          59%

Fixation Products             237,117         17%            215,544        18%             202,152          20%

Spinal Products               143,607         10%            125,119        11%              91,103           9%

Other Products                141,974         10%            130,235        11%             123,100          12%
                           -------------------------------------------------------------------------------------
Total                      $1,390,300        100%         $1,191,902        100%         $1,030,663         100%
                           =====================================================================================


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

The Company continues to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Repicci II(R) Unicondylar Knee System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure can often be performed on an outpatient basis and requires a smaller incision and less bone removal, which may result in shorter recovery time and reduced blood loss. The Oxford(TM) Phase 3 Unicompartmental Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong sales outside the United States. The Company is currently seeking clearance from the U.S. Food and Drug Administration ("FDA") to market the Oxford(TM) Phase 3 Knee. During fiscal year 2003, the Company introduced the Vanguard(TM) Series Unicompartmental Knee System. The Vanguard(TM) System is designed to accommodate surgeons who prefer a fully-instrumented minimally-invasive unicondylar system, and incorporates a fixed-bearing tibial component to accompany the femoral component and instruments of the Oxford(TM) Phase 3 Minimally-Invasive Unicompartmental Knee System.

The Maxim(R) Complete Knee System incorporates cruciate retaining, posterior stabilized and constrained components, and competes in both the primary and revision knee market segments. The Maxim(R) System continues to be the Company's largest-selling knee system.

The Ascent(TM) Total Knee System incorporates an open box posterior-stabilized femoral component with a swept-back anterior flange that can accept either a posterior-stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patellar tracking and contribute to reduced lateral release rates. The Ascent(TM) System addresses the needs of both the primary and revision markets.

The Biomet(R) Orthopaedic Salvage System ("OSS") continues to gain market acceptance. This system provides modular flexibility while reducing overall inventory demands. The OSS System is used mainly in instances of severe bone loss or significant soft tissue instability as a result of multiple revision surgeries or oncological bone deficiencies.

During fiscal year 2003, the Company received clearance from the FDA for the fixed-bearing cruciate-retaining and posterior-stabilized versions of the Vanguard(TM) Complete Knee Replacement System. During fiscal year 2004 the Company plans to complete the instrument design for these two versions of Biomet's newest and most comprehensive knee system, and begin development focus on the mobile-bearing and revision aspects of this system. Biomet is also planning to launch the Maxim(R) MI (minimally-invasive) instruments during fiscal year 2004. These instruments are designed for utilization with the Maxim(R) and the AGC(R) Knee Systems to reduce incision size, which may provide reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation as compared to a conventional procedure.

     HIP SYSTEMS. Total hip replacement procedures involve the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure due to the need to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or machined depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company offers a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company's patented ArCom(R) polyethylene-lined or metal-on-metal acetabular components. Many of the femoral prostheses utilize the Company's proprietary porous plasma spray (PPS(TM)) coating, which enhances the attachment of bone cement to the stem or enables cementless fixation.

The Alliance(R) family of hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instrumentation. The Alliance(R) family of hip systems includes the Answer(R), Bi-Metric(R), Bio-Groove(R), Hip Fracture(TM), Integral(R), Intrigue(TM), Osteocap RS(R), Progressive(TM), RX90(TM) and Vision(R) Hip Systems. The Alliance(R) family was further augmented by introducing Exact(TM) Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.

The Mallory-Head(R) Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory-Head(R) revision calcar components provide innovative solutions for difficult revision cases, and have demonstrated excellent clinical results. The Mallory-Head(R) Calcar Replacement Prosthesis is offered in both a one-piece and modular geometry, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency. The modular version of the Mallory-Head(R) System incorporates the Company's patented roller hardened technology, which dramatically increases the strength of the modular connection.

Biomet's Metal-on-Metal Hip System combines a cobalt chrome head with a cobalt chrome liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M(2)a-Taper(TM) Metal-on-Metal Articulation System may be utilized on most of Biomet's femoral components and has continued to evolve with the introduction of the M(2)a-38(TM) Hip Articulation System, which incorporates larger diameter metal-on-metal components designed to offer increased range of motion and decrease the likelihood of hip dislocation. The Company is also developing a ceramic-on-ceramic articulation system, which is currently being marketed outside the United States and is in the patient-enrollment phase of a clinical trial in the United States.

The Taperloc(R) Hip System is marketed for non-cemented use in patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc(R) femoral component is a collarless flat wedge-shaped implant that provides excellent durability and stability in a design that is relatively simple and predictable to implant. The incorporation of standard and lateralized offset options provides the surgeon with the ability to reconstruct a stable joint with proper leg length in virtually all patient anatomies.

During the second quarter of fiscal year 2003, Biomet Orthopedics commenced the distribution of its RingLoc(R) constrained hip liners, which are indicated for patients with a high risk of hip dislocation. While the percentage of patients requiring a constrained liner is relatively small, surgeons often prefer to utilize a revision system that includes this option. The Freedom(TM) Constrained Liner, scheduled for release during fiscal year 2004, offers an enhanced range of motion of 110(degree) and a wide series of options. Additional new hip products scheduled for release during fiscal year 2004 include hip instruments for the Microplasty (TM) Minimally Invasive Hip Program (posterior approach), a non-flared version of the M(2)a-38(TM) Hip Articulation System and the Generation 4(TM) Polished Hip System, a smooth, tapered stem designed to help distribute bone cement evenly around the implant thereby enhancing fixation.

     EXTREMITY SYSTEMS. The Company offers a variety of shoulder systems including the Absolute(R) Bi-Polar, Bi-Angular(R), Bio-Modular(R), Copeland(TM), Integrated(TM) and Mosaic(TM) Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland(TM) Humeral Resurfacing Head, was developed to minimize bone removal in shoulder procedures and has over 10 years of positive clinical results in the United Kingdom. The Discovery(TM) Elbow is a unique total elbow device that incorporates an ArCom(R) polyethylene molded bearing and condylar hinge mechanism designed to produce a more anatomic articulation than observed in simple-hinged elbow implants. The iBP(TM) (Instrumented Bone Preserving) Elbow System is marketed in Europe and is designed to closely resemble the natural anatomy of the elbow to allow for a more complex pattern of movement than simple-hinged implants. The modular Mosaic(TM) System is utilized to create a shoulder implant in complex revision and salvage/oncology procedures. During fiscal year 2003, Biomet introduced several new extremity products, including the Liverpool(TM) Radial Head Replacement implant for elbow reconstruction and the Comprehensive(TM) Shoulder System Fracture Stem, designed to repair and reconstruct the shoulder joint. Additionally, the AES(R) (Ankle Evolutive System) modular total ankle was launched in most European countries during fiscal year 2003.

     DENTAL RECONSTRUCTIVE IMPLANTS. Through its subsidiary, Implant Innovations, Inc. ("3i"), the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth. 3i's flagship product, the OSSEOTITE(R) product line, features a patented micro-porous surface technology, which allows for earlier loading and improved bone integration to the surface of the implant compared to competitive dental implants. The OSSEOTITE NT(TM) (Natural Taper) Implant, introduced during fiscal year 2003, continues to gain increased market acceptance in the dental implant market. The tapered shape of the OSSEOTITE NT(TM) Implant, which resembles a natural root design, allows for immediate placement in extraction sockets and facilitates treatment of patients with convergent roots of adjacent teeth.

3i's offering of restorative treatment options also includes the GingiHue(TM) Post and the ZiReal(TM) Post. The GingiHue(TM) Post is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color to approximate the appearance of natural teeth. The ZiReal(TM) Post offers a highly aesthetic restorative option. This zirconia-based implant provides the natural translucence of ceramic material, but with greater strength, durability and resistance to cracking than conventional aluminum oxide ceramic abutments. Both of these products may be used with conventional crown and bridge techniques. Introduced during fiscal year 2003, the Calcigen(TM) Oral bone graft stabilizer is a resorbable calcium sulfate powder, which is designed for use with graft material as a binder or barrier in dental reconstructive applications.

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

The Company is involved in the ongoing development of bone cements and delivery systems. The Company has successfully penetrated the domestic cement market with Palacos(R) Bone Cement, which is marketed primarily in conjunction with the Optivac(R) Vacuum Mixing System. During fiscal year 2003, Biomet Orthopedics introduced the Generation 4(R) Bone Cement with VacPac(R) Delivery System to the domestic market, where the product is experiencing excellent market acceptance. The VacPac(R) System is a proprietary, self-contained system designed to promote consistency and integrity of the cement, eliminate exposure to fumes during mixing, and reduce operating room time due to ease of the mixing and delivery process. During fiscal year 2003, Biomet submitted a 510(k) application to the FDA for Palacos(R) G Bone Cement with gentamicin antibiotic, which is currently marketed outside the United States.

Additional products and services for reconstructive indications include bone graft substitute materials and the distribution of allograft material. Calcigen(TM) S calcium sulfate bone graft substitute is a self-setting paste used to fill bone voids. The Calcigen(TM) PSI (Porous Synthetic Implant) Bone Graft System was introduced during fiscal year 2003, and is a porous, calcium phosphate bone substitute material. The Company also provides services related to the supply of allograft material procured through several tissue bank alliances. Biomet's VacPac(TM) System, initially designed for the vacuum mixing and delivery of bone cement, is also being utilized to package freeze-dried allografts. The flexible vacuum package allows rehydration with saline, blood or blood products inside the vacuum package. Markets being addressed by the distribution of the Company's allograft services include the orthopedic and dental reconstructive market segments, as well as the spinal and arthroscopy segments.

The GPS(TM) (Gravitational Platelet Separation) System, which is distributed by the Company's Cell Factor Technologies subsidiary, is a unique device that collects platelet concentrate (containing growth factors) from a small volume of the patient's blood using a fast, single spin process. The concentrate is then applied to the patient to promote acceleration of the body's natural healing process.

During fiscal year 2004, Biomet plans to introduce the Acumen(TM) Surgical Navigation System to the global market, enhancing visualization for minimally-invasive and traditional procedures. Procedure-specific software has been developed for reconstructive, fixation and spinal procedures. Clinical evaluations are scheduled to begin during fiscal year 2004.

FIXATION PRODUCTS

The Company's fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications.


Palacos(R) is a registered trademark of Hereaus Kulzer GmbH.

     ELECTRICAL STIMULATION SYSTEMS. The Company's subsidiary, EBI, L.P. ("EBI"), is the market leader in the electrical stimulation segment of the fixation market. The EBI Bone Healing System(R) unit is a non-invasive option for the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. The non-invasive treatments sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudarthrosis. The EBI Bone Healing System(R) units produce low-energy pulsed electromagnetic field ("PEMF") signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect bone cells. The EBI Bone Healing System(R) unit may be utilized over a patient's cast, incorporated into the cast or worn over the skin. In addition, the OrthoPak(R) Bone Growth Stimulation System offers a small, lightweight non-invasive bone growth stimulator using capacitive coupling technology. The OrthoPak(R) System provides greater ease of use and enhances access to fracture sites.

EBI also offers an implantable option when bone growth stimulation is required subsequent to surgical intervention. EBI's OsteoGen(TM) Totally Implantable Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture.

     EXTERNAL FIXATION DEVICES. External fixation is generally indicated to immobilize fractures when traditional casting is not a viable solution. The DynaFix(R) and DynaFix Vision(TM) Systems are patented devices for use in complicated trauma situations and in certain limb-lengthening and deformity correction applications. EBI also offers several other fixation systems addressing distal radius fractures and elbow fractures, as well as extensions to the DynaFix(R) and DynaFix Vision(TM) Systems designed to treat the varying and unique needs of practitioners and patients.

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

The VHS(R) Vari-Angle Hip Fixation System is a growing internal fixation product line for the Company. Its components can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative selection of the optimum fixation angle. The Holland(TM) Nail System is a single universal nail designed to treat all types of femoral (hip or thigh) fractures. The Biomet(R) Low Profile Tibial Nail, used to treat fractures between the knee and ankle, is primarily indicated in the treatment of unstable or nonunion fractures. The Biomet(R) Ankle Arthrodesis Nail creates a solid fusion to correct ankle deformity.

During fiscal year 2003, the Company began to introduce the Quad 4(TM) Intramedullary Nail System to the domestic market. The Quad 4(TM) System requires approximately 50% less inventory than competitive systems and is uniquely designed to address the widest possible variety of femoral fractures.

     CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical also offers specialty craniomaxillofacial surgical instruments, HTR-PMI(R) Hard Tissue Replacement material custom craniofacial implants and the Mimix(TM) Bone Substitute Material for use in craniomaxillofacial surgery.

Lorenz Surgical manufactures and markets the LactoSorb(R) Resorbable Fixation System of resorbable plates and screws comprised of a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R) System is comparable in strength to titanium plating systems at its initial placement and is resorbed within 9 to 15 months after implantation. The LactoSorb(R) System is especially beneficial in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws.

Mimix(TM) Bone Substitute Material is a synthetic tetra-calcium phosphate/tri-calcium phosphate material. This material is most commonly used for the repair of cranial defects, and is currently offered in putty form. Mimix(TM) QS, a quick-setting bone substitute material, was introduced during fiscal year 2003 to provide surgeons with a faster-setting formulation.

     BONE SUBSTITUTE MATERIALS. When presented with a patient demonstrating a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. Bone substitute materials can eliminate the pain created at the graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications. During fiscal year 2003, the Company introduced Calcigen(TM) S (calcium sulfate) bone substitute material in granular and self-setting forms in the United States for orthopedic applications.


VHS(R) is a registered trademark of Implant Distribution Network, Ltd.

SPINAL PRODUCTS

The Company's spinal products include electrical stimulation devices for spinal applications, spinal fixation systems and bone substitute materials and allograft products for spinal applications.

     SPINAL FUSION STIMULATION SYSTEMS. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI distributes both non-invasive and implantable electrical stimulation units that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. EBI's Spinal-Pak(R) Spine Fusion Stimulator utilizes capacitative coupling technology to encourage fusion incorporation. The unit consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak(R) System is patient friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizing compliance with the treatment regimen to achieve fusion success. EBI's SpF(R) Implantable units each consist of a generator that provides a constant direct current to a titanium cathode placed where bone growth is required. EBI's implantable SpF(R)-PLUS Spinal Stimulation System, which was introduced during the fourth quarter of fiscal year 2003 and offers three times the current density at the cathode. The SpF(R) System has exhibited a 50% increase in fusion success rates over fusions with autograft alone.

     SPINAL FIXATION SYSTEMS. The Company distributes a traditional rod and plate system under the trademark EBI(R) Omega 21(TM) Spine System. EBI also manufactures and markets the SpineLink(R) Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems by linking each spine segment individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. The SpineLink(R)-II Spinal Fixation System is a second generation SpineLink(R) product launched during fiscal year 2003 that combines the independent, intrasegmental concept of the SpineLink(R) System with a low-profile design, which simplifies point-to-point fixation for the surgeon. EBI's VueLock(R) Anterior Cervical Plate System offers surgeons several important benefits, including a one-step locking mechanism featuring a pre-attached expansive ring that eliminates the need for additional locking components, as well as a low profile that minimizes interference with anatomical soft tissue structures. In addition, the open design of the VueLock(R) System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and post-operatively on x-ray. During fiscal year 2003, EBI began its launch of the VuePASS(TM) Portal Access Surgical System, which offers a minimally-invasive spinal fusion procedure option for use with the SpineLink(R)-II System. EBI also released the EBI(R) Ionic(TM) Spine Spacer System during fiscal year 2003. The open design of this system allows for optimal bone graft placement and bone ingrowth, along with the additional benefit of excellent postoperative x-ray visualization. The Company recently secured nonexclusive licenses on three patents for top-loading spine systems from Interpore Cross, which will allow EBI to enter the spinal deformity market in January 2004. In addition, EBI co-owns the patent covering Interpore Cross' GEO Structure(TM) System and the Company plans to develop and release a competitive device.

     BONE SUBSTITUTE MATERIALS. Traditional spinal fixation surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. The OsteoStim(R) resorbable bone graft substitute material is a granular form of calcium phosphate that is resorbed and replaced with natural bone during the healing process. During fiscal year 2003, EBI introduced its EBI(R) OsteoStim(R) DBM (Demineralized Bone Matrix) Putty. Derived exclusively from human bone, the putty can be used with a variety of substances, such as bone substitute material, machined allograft, autograft and platelet rich plasma, to enhance the surgeon's treatment options. In addition, EBI began the launch of the OsteoStim(R) Skelite(TM) Resorbable Bone Graft Substitute during fiscal year 2003. EBI plans to begin clinical trials for the implantable EBI(R) Restore(TM) vertebral motion restoration product during fiscal year 2004. The one-piece design of the EBI(R) Restore(TM) product is intended to help in the restoration of the patient's normal spine motion, as well as helping to simplify the implant procedure and permitting more minimally-invasive approaches.

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


Skelite is a trademark of Millenium Biologix, Inc.

     ORTHOPEDIC SUPPORT PRODUCTS. EBI distributes a line of orthopedic support products under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the Support-on-Site (S.O.S.(SM)) stock and bill program, which efficiently handles the details of product delivery for the healthcare provider. The Alliance(TM) Knee Brace is a lightweight product, anatomically designed for each patient. The MD (multi-dimensional) Elbow Brace, with its dual-hinge adjustment to control range of motion, accommodates various treatment and rehabilitation plans. EBI is committed to continuing to expand its line of orthopedic support devices and introduced the Quick Fit(TM) Post-Op Knee Brace and the EBI(R) Fracture Walker with Range-of-Motion Option during fiscal year 2003.

     ARTHROSCOPY PRODUCTS. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the CurvTek(R) Bone Tunneling System for the reattachment of soft tissue to bone, LactoSorb(R) resorbable arthroscopic fixation products, CuffPatch(TM) soft tissue reinforcement material for rotator cuff repair, and the Bone Mulch(TM) Screw/WasherLoc(TM) Device for anterior cruciate ligament repair.

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

The Company continues to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, the Company is well positioned to take advantage of external acquisition and development opportunities. An important component of the Company's strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products, including the relationships forged with Organogenesis, Inc. and Z-KAT, Inc. during fiscal year 2002. The Company is working with Organogenesis to market orthopedic products incorporating Organogenesis' FortaFlex(TM) bio-engineered matrix technology, such as the CuffPatch(TM) rotator cuff repair product marketed by the Company's Arthrotek subsidiary. The Company is collaborating with Z-KAT to co-develop and distribute image-guided software and intelligent instrumentation for various musculoskeletal applications and techniques, including minimally-invasive procedures.

For the years ended May 31, 2003, 2002 and 2001, the Company expended approximately $55,309,000, $50,750,000, and $43,020,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthroscopy products, resorbable technology, biomaterial products, gene therapy technologies and image-guided software in the musculoskeletal products field.

The Company's research and development efforts have produced approximately 340 new products and services during the last four fiscal years, including the following new products and services introduced during fiscal year 2003: GPS(TM) Gravitational Platelet Separation System, ReCap(TM) Hemi Hip Resurfacing System, Mallory-Head(R) HA Coated Primary Stem, Microplasty Minimally Invasive Hip Program, RingLoc(R) II Constrained Liner, Ascent(TM) Anterior Stabilized Bearing Knee, Generation 4(R) Bone Cement with VacPac(R) Delivery System, Vanguard(TM) Series Unicompartmental Knee System, Quad 4(TM) Intramedullary Nail System, Comprehensive(TM) Fracture Stem, Liverpool(TM) Radial Head, Mosaic(TM) Humeral Replacement System, DynaFix(R) Hip Distractor, DynaFix(R) Radiolucent Rail, OptiROM(R) Posterior Approach System, EBI(R) Ionic(TM) Spine Spacer System, EBI(R) Osteo-Stim(R) ALIF Allograft Spacer System, EBI(R) OsteoStim(R) Demineralized Bone Matrix Putty, EBI(R) OsteoStim(R) Lordotic Cervical Allograft Spacer System, EBI(R) OsteoStim(R) PLIF Allograft Spacer System, EBI(R) VuePASS(TM) Portal Access Surgical System, SpF(R)-PLUS(TM) Spinal Fusion Stimulator, EBI(R) Fracture Walker with Range of Motion Option, Quick Fit(TM) Post-Op Knee Brace, Universal Wrist Splint, Allograft Cross Pin, CuffPatch(TM) Soft Tissue Reinforcement, LactoSorb(R) L-15 Cross Pin, Howell(TM) 65(degree) Tibial Guide with Coronal Rod, Mimix(TM) QS (Quick Set) Bone Substitute Putty, Calcigen(TM) PSI Bone Graft System, Calcibon(TM) Bone Substitute Granules, Calcibon(TM) Bone Substitute Paste, Mesofol(TM) Resorbable Anti-Adhesion Foil, PMI Beads (antibiotic carrier), Septodrain(R) Surgical Drain, Optigun(TM) Bayonet, Optigun(TM) Ratchet, Osteopal(R) V Vertebroplasty Cement, F40(TM) Hip Stem, Petroch(TM) Hip Stem, Performance(R) CrCo Tibia, Performance(R) Modular Tibial Tray, Performance(R) Tibial Stems with Offset, TMK(TM) Knee (Total Meniscal Knee), Cemento(TM) Vertebroplasty Cement Delivery System, OSSEOTITE NT(TM) Natural-Taper Implant and Calcigen(TM) Oral bone graft stabilizer.


FortaFlex is a trademark of Organogenesis, Inc.

During fiscal year 2004, the Company intends to release other new products, including, but not limited to, the following products: Total Mandibular System, a top-loading universal spine system, a rod and coupler-based spine system, fixed-bearing cruciate-retaining and posterior-stabilized versions of the Vanguard(TM) Complete Knee Replacement System, Maxim(R) MI instruments, Freedom(TM) Constrained Liner, instruments for the Microplasty(TM) Minimally Invasive Hip Program (posterior approach), non-flared version of the M2a-38(TM) Hip Articulation System, Generation 4(TM) Polished Hip System, and the Acumen(TM) Surgical Navigation System.

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

The Company believes it is well-positioned to face the changing international regulatory environment. The International Standards Organization ("ISO") has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company's products. Each of the Company's products sold in Europe bears the CE mark.

In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to health care and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors affecting a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Company's orthopedic reconstructive products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures-Lower Extremities), DRG 471 (Bilateral Major Procedures of the Lower Extremity) and DRG 491 (Major Joint and Limb Reattachment Procedures-Upper Extremities), and have also received approval for pass-through coding under the Hospital Outpatient Prospective Payment System. Effective October 1, 2002, certain reimbursements for DRG payment were adjusted. The payments for DRG 209, 471 and 491 increased 6.9% 5.8% and 6.7%, respectively. The average DRG payments for spinal and trauma procedures increased 5.7% and 5.8%, respectively. Additional increases in DRG reimbursement rates will also take effect on October 1, 2003. The payments for DRG 209, 471 and 491 will increase 1.6%, 2.3% and 4.0%, respectively. The average DRG payments for spinal and trauma procedures will increase 4.5% and 4.7%, respectively.

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

SALES AND MARKETING

The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow to approximately 74.7 million by the year 2023. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while incorporating state-of-the-art solutions to the demands of the increasingly active patient. The Company has firmly positioned itself as the advocate of the surgeon and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.

The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company's product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company's products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In Europe, the Company's products are promoted by a mixture of direct sales representatives, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in approximately ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company's products are marketed by more than 2,000 sales representatives throughout the world.

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

For the fiscal years ended May 31, 2003, 2002 and 2001, the Company's foreign sales aggregated $423,662,000, $335,527,000 and $308,292,000, respectively, or
30%, 28% and 30% of net sales, respectively. Major international markets for the Company's products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company's business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2003, foreign sales were positively impacted by $16.4 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note K of the Notes to Consolidated Financial Statements included in Item 8 of this report and are incorporated herein by reference.

The Company consigns inventory throughout the world to its customers and to its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2003, inventory of approximately $137,992,000 was consigned to these distributors, salespersons and customers.

COMPETITION

The business of the Company is highly competitive. Major competitors in the orthopedic reconstructive device market include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Howmedica Osteonics, a subsidiary of Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc and Centerpulse Orthopedics, a division of Centerpulse AG. Management believes these five companies, together with Biomet Orthopedics, have the predominant share of the orthopedic reconstructive device market. Competition within the industry is primarily based on service, clinical results, and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, the continued superior clinical results of its products, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of Medtronic/Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy AcroMed Corporation, a subsidiary of Johnson & Johnson; Synthes, Inc.; Stryker Spine, a division of Stryker Corp.; Centerpulse Spine-Tech, Inc., a division of Centerpulse AG; Interpore International, Inc.; and others.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of price, ease of application and clinical results. EBI's principal competitors in the external fixation market are Smith & Nephew plc; Stryker Corp.; Synthes, Inc. and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company's internal fixation product lines compete with those of DePuy ACE, a Johnson & Johnson company; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc; and Synthes, Inc.

EBI's electrical stimulation devices primarily complete with those offered by Orthofix, Inc., a subsidiary of Orthofix International N.V.; OrthoLogic Corp.; and Exogen, Inc., a subsidiary of Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives.

3i products compete in the areas of dental reconstructive implants and related products. Its primary competitors in the dental implant market include Straumann AG; Nobel Biocare AB and Centerpulse Dental, Inc., a subsidiary of Centerpulse AG.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation and specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include Synthes, Inc.; Stryker-Leibinger, a subsidiary of Stryker Corp.; KLS-Martin, L.P.; and Osteomed Corp.

Arthrotek products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy, a division of Smith & Nephew plc; Stryker Corp; Linvatec Corp., a subsidiary of CONMED Corporation; Mitek, a division of Ethicon, a Johnson & Johnson Company; Arthrex, Inc.; and Bionx Implants, Inc.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of the Company's orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of the Company's raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by the Company, such as cobalt alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys.

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

EMPLOYEES

As of May 31, 2003, the Company's domestic operations (including Puerto Rico) employed approximately 3,400 persons, of whom approximately 1,770 were engaged in production and approximately 1,630 in research and development, sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employed approximately 1,720 persons, of whom approximately 815 were engaged in production and approximately 905 in research and development, sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees is represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.

The establishment of Biomet's domestic operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.

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

BIOMET, EBI, W'. LORENZ, 3i and ARTHROTEK are the Company's principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company's products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

RISK FACTORS

The following factors, among others, could cause the Company's future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, financial condition, and results of operations. The risks identified in this section are not exhaustive. The Company operates in a dynamic and competitive environment. New risk factors affecting the Company emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undo reliance on forward-looking statements as a prediction of actual results. In addition, the Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of the Company's risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should be not considered an indication of future performance.

THE COMPANY'S FUTURE PROFITABILITY DEPENDS ON THE SUCCESS OF THE COMPANY'S PRINCIPAL PRODUCT LINES.

Sales of the Company's reconstructive products accounted for approximately 63% of the Company's net sales for the year ended May 31, 2003. The Company expects sales of reconstructive products to continue to account for a significant portion of the Company's aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect the Company's business, results of operations and financial condition.

IF THE COMPANY IS UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW PRODUCTS AND TECHNOLOGIES IN A TIMELY MANNER, THE DEMAND FOR THE COMPANY'S PRODUCTS MAY DECREASE, OR THE COMPANY'S PRODUCTS COULD BECOME OBSOLETE, AND THE COMPANY'S REVENUE AND PROFITABILITY MAY DECLINE.

The market for the Company's products is highly competitive and dominated by a small number of large companies. The Company is continually engaged in product development, research and improvement efforts, and new products and line extensions of existing products represent a significant component of the Company's growth rate. The Company's ability to continue to grow sales effectively depends on its capacity to keep up with existing or new products and technologies in the musculoskeletal products market. In addition, if the Company's competitors' new products and technologies reach the market before the Company's products, they may gain a competitive advantage or render the Company's products obsolete. See "Competition" in Item 1 - "Business" of this Form 10-K for more information about the Company's competitors. The ultimate success of the Company's product development efforts will depend on many factors, including, but not limited to, the Company's ability to create innovative designs, materials and surgical techniques; accurately anticipate and meet customers' needs; commercialize new products in a timely manner; and manufacture and deliver products and instrumentation in sufficient volumes on time.

Moreover, research and development efforts may require a substantial investment of time and resources before the Company is adequately able to determine the commercial viability of a new product, technology, material, or other innovation. Even in the event that the Company is able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by the Company's competitors of products embodying new technologies or features.

THE COMPANY IS SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. As discussed under the heading "Government Regulation" in Item 1 - "Business" of this Form 10-K, for some products and in some areas of the world, such as the United States, Canada, Japan and Europe, government regulation is significant. Overall, there appears to be a trend toward more stringent regulation throughout the world. The Company does not anticipate this trend to dissipate in the near future. In addition, the medical device industry is subject to a myriad of complex laws governing Medicare and Medicaid reimbursements, and the U.S. Department of Health and Human Services has become increasingly vigilant in recent years with respect to investigations of various business practices. Further, as a publicly-traded company, the Company is subject to increasingly demanding corporate legislation in the United States, such as the Sarbanes-Oxley Act of 2002.

In general, the development, testing, manufacture and marketing of the Company's products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, the Company is required to implement and maintain stringent reporting, labeling and record keeping procedures. The Company cannot assure that the relevant authorities will approve any of its products. Furthermore, governmental and regulatory actions against the Company can result in various actions that could adversely impact the Company's operations, including:

     o    the recall or seizure of products;

     o the suspension or revocation of the authority necessary for the production or sale of a product;

     o    the imposition of fines and penalties;

     o the delay of the Company's ability to introduce new products into the market; and

     o    other civil or criminal sanctions against the Company.


THE COMPANY IS SUBJECT TO RISKS ARISING FROM CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD INCREASE THE COMPANY'S COSTS AND MAY CAUSE THE COMPANY'S PROFITABILITY TO DECLINE.

During fiscal year 2003, sales of the Company's products in foreign markets approximated $423,662,000, or 30% of the Company's total revenues. Accordingly, the U.S. dollar value of the Company's foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company's foreign-generated revenues was generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's results of operations. The Company's consolidated net sales were favorably affected by 3.2% during fiscal year 2003, and adversely impacted by 0.7% during fiscal year 2002 as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

SALES MAY DECLINE IF THE COMPANY'S CUSTOMERS DO NOT RECEIVE ADEQUATE LEVELS OF REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR THE COMPANY'S PRODUCTS AND IF CERTAIN TYPES OF HEALTH CARE PROGRAMS ARE ADOPTED IN THE COMPANY'S KEY MARKETS.

In the United States, health care providers that purchase the Company's products generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of the Company's musculoskeletal products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may be unable to sell certain of its products on a profitable basis, thus adversely impacting the Company's results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company's products.

In addition, some health care providers in the United States have adopted or are considering the adoption of a managed care system in which the providers contract to provide comprehensive heath care for a fixed cost per person. Health care providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these, and other, pricing pressures, the Company's competitors may lower the prices for their products. The Company may not be able to match the prices offered by the Company's competitors, thus adversely impacting the Company's results of operations and prospects. Further, in the event that the United States considers the adoption of a national health care system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on the Company's business, results of operations and financial condition.

Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which the company's products are sold, government-managed health care systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the Company's products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. The ability of the Company to continue to sell certain of its products profitably in these markets may diminish if the government-managed health care systems continue to reduce reimbursement rates.

THE COMPANY'S BUSINESS MAY BE HARMED AS A RESULT OF LITIGATION.

The Company's involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, the Company has received product liability claims relating to the Company's products and anticipates that it will continue to receive claims in the future, some of which could have a negative impact on the Company's business. Additionally, the Company could experience a material design or manufacturing failure in its products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of the Company's products. The Company's existing product liability insurance coverage may be inadequate to satisfy liabilities the Company might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities or in excess of the Company's insurance coverage limits, the Company's business could suffer and its results could be materially impacted.

In addition, the musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. The Company has in the past and may in the future become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could put pressure on the Company's financial resources and divert the time and effort of the Company's management.

A NATURAL OR MAN-MADE DISASTER COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company has nearly twenty manufacturing operations located throughout the world. However, a significant portion of the Company's products are produced at and shipped from its facility in Warsaw, Indiana. In the event that this facility were severely damaged or destroyed as a result of a natural or man-made disaster, the Company would be forced to shift production to its other facilities and/or rely on third-party manufacturers. Although the Company believes that it is adequately insured, such an event could have a material adverse effect on the Company's business, results of operations and financial condition.

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


                                                                Served as Executive     Current Position(s)
Name, Age and Business Experience                                  Officer Since        with the Company
---------------------------------                               -------------------     -------------------

DANE A. MILLER, PH.D., 57                                                               President and Chief
President and Chief Executive Officer of the                            1977            Executive Officer and
Company. Director of the Company since 1977.                                            Director of the Company.

NILES L. NOBLITT, 52
Chairman of the Board of the Company.                                   1978            Chairman of the Board
Director of the Company since 1977.                                                     and Director of the Company.

CHARLES E. NIEMIER, 47
Senior Vice President - International Operations of                     1984            Senior Vice President -
the Company. Director of the Company since 1987.                                        International Operations
                                                                                        and Director of the Company.
GARRY L. ENGLAND, 49
Senior Vice President - Warsaw Operations of the Company.               1987            Senior Vice President -
                                                                                        Warsaw Operations of the Company.

DANIEL P. HANN, 48
Senior Vice President, General Counsel and Secretary of the Company     1989            Senior Vice President and
since June 1999; prior thereto, Vice President, General Counsel and                     General Counsel, Secretary
Secretary of the Company. Director of the Company since 1989.                           and Director of the Company.

JOEL P. PRATT, 49
Senior Vice President of the Company since June 1999 and President      1990            Senior Vice President
of Walter Lorenz Surgical, Inc. since January 2002; prior thereto,                      of the Company and President
President of Arthrotek, Inc.                                                            of Walter Lorenz Surgical, Inc.

GREGORY D. HARTMAN, 46
Senior Vice President - Finance and Chief Financial Officer of the      1991            Senior Vice President -
Company since June 1999; prior thereto, Vice President - Finance and                    Finance and Chief Financial
Chief Financial Officer of the Company.                                                 Officer of the Company.

JAMES W. HALLER, 46
Controller of the Company and Vice President - Finance                  1991            Controller of the Company
of Biomet Orthopedics, Inc. since June 2001; prior thereto,                             and Vice President - Finance
Controller of the Company.                                                              of Biomet Orthopedics, Inc.

JERRY L. FERGUSON, 62
Vice Chairman of the Board of the Company since December 1997.          1994            Vice Chairman of the Board
Director of the Company since 1977.                                                     and Director of the Company.

JAMES R. PASTENA, 52
Vice President of the Company since September 1998 and President        1998            Vice President of the Company
of EBI, L.P.                                                                            and President of EBI, L.P.

ITEM 2. PROPERTIES.

The following are the principal properties of the Company:


FACILITY                                                                 LOCATION                           SQUARE         OWNED/
                                                                                                              FEET         LEASED

Corporate headquarters of Biomet, Inc.;                                  Warsaw, Indiana                    413,600         Owned
manufacturing and research and development facility
of Biomet Manufacturing Corp.; and distribution center
and offices of Biomet Orthopedics, Inc.

Administrative, manufacturing and distribution facility                  (1) Parsippany, New Jersey(1)       63,000         Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.         (2) Parsippany, New Jersey         165,700         Owned

Manufacturing facility of EBI, L.P. and administrative offices           Allendale, New Jersey               30,000        Leased
of Biolectron, Inc.

Manufacturing facility of EBI, L.P.                                      Marlow, Oklahoma                    51,500         Owned

Administrative, manufacturing and distribution facility                  Jacksonville, Florida               82,500         Owned
of Lorenz Surgical

Office, manufacturing and distribution facility                          (1) Palm Beach Gardens, FL          67,000         Owned
of Implant Innovations, Inc.                                             (2) Palm Beach Gardens, FL(2)       69,000         Owned

Office and manufacturing facilities                                      (1) Ontario, California             35,400         Owned
of Arthrotek, Inc.                                                       (2) Redding, California             14,400        Leased

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

Office and manufacturing facility of Electro-Biology, Inc.               Guaynabo, Puerto Rico               34,700         Owned

Office, manufacturing and warehouse facility                             Indianapolis, Indiana               16,000        Leased
of Catheter Research, Inc.

Office, manufacturing and warehouse facility of                          Valence, France                     86,100         Owned
Biomet Merck France Sarl

Office, manufacturing and warehouse facilities of                        (1) Berlin, Germany                 49,900         Owned
Biomet Merck Deutschland GmbH                                            (2) Berlin, Germany                 16,900         Owned

Office and research and development facility of Biomet                   Darmstadt, Germany                  29,200        Leased
Merck Biomaterials GmbH

Administrative offices of Biomet Merck and office                        Dordrecht, The Netherlands          37,700         Owned
and warehouse facility of Ortomed BV


(1) Operations at this facility have ceased and the facility is being leased to other parties.

(2) Includes 46,000 square feet of space in this facility that is subleased to other parties.

FACILITY                                                              LOCATION                          SQUARE         OWNED/
                                                                                                          FEET         LEASED
Office and manufacturing facility of IQL                              Valencia, Spain                    69,600         Owned

Office, manufacturing and warehouse facilities of Biomet              Sjobo, Sweden                      24,200         Owned
Merck Cementing Technologies AB

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

ITEM 3. LEGAL PROCEEDINGS.

In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,530 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damages award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing and petition for rehearing en banc. On November 13, 2001, the United States Supreme Court ("Supreme Court") denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a one-time special charge during the third quarter of fiscal year 2001 of $26.1 million, which represents the total damage award plus the maximum amount of interest that, as calculated by the Company, may be due under the award and related expenses. The Company has paid $20.2 million out of escrow. On February 12, 2003 the Federal Circuit ruled that the Company does not owe post-judgment interest in connection with the damage award paid in this case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million in the third quarter of fiscal year 2003. Management considers this matter fully to be concluded.

In October 1997 and April 2000 the Company received subpoenas from the United States Department of Health and Human Services, Office of Inspector General ("HHS/OIG"), and the United States Attorney's Office for the Eastern District of Pennsylvania ("USAO") in conjunction with an investigation of a physician group, with which the Company had a relationship, under the Medicare laws. The subpoenas sought the production of documents referring or relating to Pennsylvania Hospital and Thomas Jefferson Hospital, (two of the Company's major hospital customers at that time in Philadelphia), a physician group practicing under the name Orthopaedic Reconstructive Associates and The Rothman Institute. The Company also is aware that its distributor servicing the hospitals received a similar subpoena. The Company does not itself submit claims to or receive reimbursements from Medicare with respect to its orthopedic reconstructive products, but the laws with respect to Medicare reimbursement prohibit any person from paying or offering to pay any direct or indirect remuneration intended to induce the purchase of products or services. Those laws are complex and can be broadly construed to cover a wide range of financial and business activities. During the time period covered by the subpoenas, the Company had research, product development, physician training, clinical follow-up and data collection relationships with The Rothman Institute. The Company has not been advised of the precise subject matter of the USAO and HHS/OIG investigation, but was advised by the USAO in May 2003 that it is not a target of the investigation. As a result, the Company believes it is unlikely that this matter will have a material impact on the Company's financial position or business operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS.

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by The Nasdaq National Market for each of the three most recent fiscal years ended May 31. The approximate number of shareholders of record as of August 7, 2003 was 6,389.

                      High          Low
2003
       Fourth       $  33.50     $  26.74
       Third           30.50        26.42
       Second          31.87        25.69
       First           29.28        21.75

2002
       Fourth          32.68        25.18
       Third           33.26        26.77
       Second          33.74        24.33
       First           34.36        25.06

2001
       Fourth          30.67        23.67
       Third           27.83        20.46
       Second          26.92        19.08
       First           23.50        14.97


The Company paid cash dividends of $0.10, $0.09 and $0.07 per share on July 15, 2002; July 27, 2001 and July 17, 2000, respectively.

On July 2, 2003, the Company announced a cash dividend of $0.15, payable July 18, 2003, to shareholders of record at the close of business on July 11, 2003.

All market prices and dividend information have been adjusted to give retroactive effect to the three-for-two stock splits announced July 9, 2001 and July 6, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

INCOME STATEMENT DATA
Years ended May 31,
(in thousands, except per share amounts)

                                                                     2003         2002          2001         2000          1999
Net sales .....................................................  $1,390,300   $1,191,902    $1,030,663   $  923,551    $  830,835
Cost of sales .................................................     407,295      332,727       296,063      281,351       262,362
                                                                 ----------------------------------------------------------------
Gross profit ..................................................     983,005      859,175       734,600      642,200       568,473

Selling, general and administrative expenses ..................     501,191      437,731       374,793      326,618       295,401
Research and development expense ..............................      55,309       50,750        43,020       40,208        38,723
Other charges/(credits) .......................................      (5,800)           -        26,100       11,700        48,447
                                                                 ----------------------------------------------------------------
  Operating income ............................................     432,305      370,694       290,687      263,674       185,902

Other income, net .............................................      19,438        5,421*       19,989       17,018        13,899
                                                                 ----------------------------------------------------------------
  Income before income taxes and minority interest ............     451,743      376,115       310,676      280,692       199,801
Provision for income taxes ....................................     156,961      127,665       105,906       99,738        67,317
                                                                 ----------------------------------------------------------------
  Income before minority interest .............................     294,782      248,450       204,770      180,954       132,484
Minority interest .............................................       8,081        8,710         7,224        7,183         7,458
                                                                 ----------------------------------------------------------------
  Net income ..................................................  $  286,701   $  239,740    $  197,546   $  173,771    $  125,026
                                                                 ================================================================

Earnings per share:
  Basic .......................................................  $     1.10   $      .89    $      .74   $      .66    $      .48
  Diluted .....................................................        1.10          .88           .73          .65           .47
                                                                 ----------------------------------------------------------------

Shares used in the computation of earnings per share:
  Basic .......................................................     259,493      268,475       267,915      264,294       261,662
  Diluted .....................................................     261,394      271,245       270,746      267,242       265,815
                                                                 ----------------------------------------------------------------
Cash dividends paid per common share ..........................  $      .10   $      .09    $      .07   $      .06    $      .05


BALANCE SHEET DATA
At May 31,
(in thousands)

                                                                     2003         2002          2001         2000          1999
Working capital ...............................................  $  845,101   $  715,245    $  726,557   $  608,185    $  497,010
Total assets ..................................................   1,672,169    1,521,723     1,489,311    1,218,448     1,110,940
Long-term obligations, including redeemable preferred stock ...           -            -             -            -         8,074
Shareholders' equity ..........................................   1,286,134    1,176,479     1,146,186      943,323       795,849


o All share and per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

* Other income, net for fiscal 2002 was adversely impacted by a $9 million charge as a result of equity write-downs in marketable securities and other investments.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

OVERVIEW

This discussion should be read in conjunction with the Company's consolidated financial statements and the corresponding notes contained herein. The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as described in this report under "Risk Factors" in Part I, Item 1 - "Business". The Company is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company's primary products include reconstructive devices, dental reconstructive implants, bone cements and accessories, electrical bone growth stimulators, fixation devices, craniomaxillofacial implants, bone substitute materials, spinal products, softgoods and bracing products, arthroscopy products, operating room supplies and instruments. The Company has operations in over 30 countries and distributes its products in over 100 countries throughout the world. The solid growth experienced by the Company during fiscal year 2003 in both domestic and international markets is attributable to the Company's emphasis on technological advances through line extensions and new product introductions. In addition, growth in the patient population (as a result of increases in both the size of the elderly population and the expansion of the traditional age bracket of musculoskeletal patients) has contributed to this growth.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                                Percentage
                                                             Percentage of Net Sales        Increase (Decrease)
                                                                                              2003       2002
                                                           2003        2002       2001     VS. 2002   vs. 2001

Net sales ...........................................     100.0%      100.0%     100.0%       17%        16%
Cost of sales .......................................      29.3        27.9       28.7        22         12
                                                          ----------------------------
Gross profit ........................................      70.7        72.1       71.3        14         17
Selling, general and administrative expenses ........      36.0        36.7       36.3        14         17
Research and development expense ....................       4.0         4.3        4.2         9         18
Other charges/(credits) .............................      (0.4)          -        2.5       n/m        n/m
                                                          ----------------------------
Operating income ....................................      31.1        31.1       28.3        17         28
Other income, net ...................................       1.4         0.5        1.9       258        (73)
                                                          ----------------------------
Income before income taxes and minority interest ....      32.5        31.6       30.2        20         21
Provision for income taxes ..........................      11.3        10.8       10.3        23         21
                                                          ----------------------------
Income before minority interest .....................      21.2        20.8       19.9        19         21
Minority interest ...................................       0.6         0.7        0.7        (7)        21
                                                          ----------------------------
Net income ..........................................      20.6%       20.1%      19.2%       20%        21%
                                                          ============================

n/m - Not Meaningful

FISCAL 2003 COMPARED TO FISCAL 2002*

Net Sales - Net sales increased 17% during the current fiscal year to $1,390,300,000 from $1,191,902,000 in 2002. Excluding the positive impact of foreign currency translation adjustments (3.2%), net sales increased 14%. Worldwide sales of reconstructive devices increased 20% to $867,602,000 in fiscal year 2003 compared to $721,004,000 in 2002. Contributing to this increase was approximately 4% due to currency translation, 3% from pricing and 13% from incremental volume and product mix. Worldwide hip and bone cement sales increased 23% during the current year, while knee sales increased 18%, extremities sales increased 16% and dental reconstructive product sales increased 19%.

Fixation sales increased 10% during fiscal 2003 to $237,117,000 from $215,544,000 in 2002. Contributing to this increase was approximately 1% due to currency translation, 1% from pricing and 8% from incremental volume and product mix. Worldwide sales of internal fixation devices increased 13%, external fixation devices increased 7%, electrical stimulation devices increased 6%, and craniomaxillofacial products including bone substitutes increased 21%.

Spinal sales increased 15% to $143,607,000 in fiscal 2003 compared to $125,119,000 in 2002. Contributing to this increase was approximately 1% due to currency translation, 2% from pricing and 12% from incremental volume and product mix. Worldwide sales of spinal stimulation products increased 13%, while spinal hardware including bone substitutes increased 18%.

Sales of the Company's other products increased 9% to $141,974,000 in fiscal 2003 from $130,235,000 in 2002. Contributing to this increase was approximately 2% due to currency translation, 1% from pricing and 6% from incremental volume and product mix. Worldwide sales of arthroscopy products increased 16%, softgoods and bracing products increased 8% and general surgical instrumentation increased 12%.

Sales in the United States increased 13% to $966,638,000 during the current fiscal year compared to $856,375,000 last year. Components of this increase were incremental volume and product mix (9%) and positive pricing environment (4%). European sales increased 28% to

* For purposes of this Management's Discussion and Analysis, the fiscal period is June 1 - May 31.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONTINUED)

$332,053,000 during the current fiscal year from $260,420,000 in 2002. Components of this increase were positive currency translation (13%), incremental volume and product mix (13%) and positive pricing environment (2%). The Company anticipates foreign currency translations to positively influence sales during fiscal 2004. Sales in Rest of World increased 22% to $91,609,000 this year from $75,107,000 last year. Components of this increase were incremental volume and product mix (18%) and positive pricing environment (4%). The Company commenced direct sales of its products in Japan during fiscal 2002 which accounted for about half of this increased product demand.

Gross Profit - The Company's gross profit increased 14% to $983,005,000 in fiscal 2003 from $859,175,000 in 2002. The gross profit margin decreased to 70.7% of sales in fiscal 2003 compared to 72.1% in 2002. On a country-by-country basis, the Company improved gross margins through higher selling prices, improved manufacturing efficiencies and general cost controls, but due to the lower margins received on international sales and the higher growth rate on international sales compared to domestic sales, the consolidated gross margin decreased.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 14% in fiscal 2003 to $501,191,000 compared to $437,731,000 last year. This increase is primarily a result of increased commission expense on higher sales compared to last year. As a percent of sales, selling, general and administrative expenses were 36.0% in fiscal 2003 compared to 36.7% in 2002. Factors contributing to this decrease include eliminating the amortization of goodwill (approximately $7.2 million) and an overall slower growth rate for expenditures, partially offset by increased liability insurance premiums. Due to tighter insurance markets, the Company anticipates its cost for liability insurance coverage to increase during fiscal 2004.

Other charges/(credits) - On February 12, 2003, the United States Court of Appeals for the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in the Tronzo case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million during the third quarter (See Note L in the Notes to Consolidated Financial Statements).

Research and Development Expense - Research and development expense increased 9% during the current year to $55,309,000 compared to $50,750,000 in 2002. This increase reflects the Company's continued emphasis on new product development, enhancements and additions to existing product lines and technologies, and clinical outcomes research related to the safety, efficacy and clinical performance of the Company's products. As a percent of sales, research and development expenses were 4.0% in fiscal 2003 compared to 4.3% in 2002.

Operating Income - Operating income increased 17% during fiscal 2003 to $432,305,000 from $370,694,000 in 2002. U.S. operating income increased 19% to $388,841,000 from $326,906,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 7% to $41,924,000 compared to $39,152,000 in 2002. This growth reflects solid sales growth in Europe, lower gross margins, higher selling expenses and improved foreign currency translation. Rest of World operating income decreased to $1,540,000 in fiscal 2003 from $4,636,000 in 2002 due to start up expenses associated with establishing direct operations in Japan and Brazil for the orthopedic and dental reconstructive businesses, respectively.

Other Income, Net - Other income, net increased during the current year to $19,438,000 from $5,421,000 in 2002. During the fourth quarter of last year, the Company recorded a pre-tax charge of $9 million as a result of equity write-downs in Selective Genetics, Inc. and other marketable securities. The loss in value of these investments was considered other than temporary. Excluding these write-downs, other income, net increased 35% as a result of higher cash and investment balances, partially offset by lower investment yields.

Provision for Income Taxes - The provision for income taxes increased to $156,961,000, or 34.7% of income before income taxes for fiscal 2003 compared to $127,665,000 or 33.9% of income before income taxes last year. This increase is due to income growing faster in countries with higher tax rates, changes in the U.S. tax code which, over time reduce the historical U.S. tax benefits from operating in Puerto Rico and various state tax rate increases. The Company expects these tax increases to continually increase its effective rate in future years and anticipates its effective rate to be 34.8% in 2004.

Net Income - The factors mentioned above resulted in a 20% increase in net income to $286,701,000 for fiscal 2003 from $239,740,000 in 2002. These factors and the reduction in the shares used in the computation of earnings per share through the Company's share repurchase programs resulted in a 24% increase in basic earnings per share for 2003 to $1.10 compared to $0.89 in 2002.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales - Net sales increased 16% during fiscal 2002 to $1,191,902,000 from $1,030,663,000 in 2001. Excluding the negative impact of foreign currency translation (0.7%) and discontinued products (1.3%) and the positive impact of acquisitions (2.6%), net sales increased 15% during fiscal 2002. Worldwide sales of reconstructive devices increased 17% to $721,004,000 in fiscal 2002 compared to $614,308,000 in 2001 (16% excluding acquisitions). Worldwide hip sales increased 16% during fiscal 2002. Worldwide knee sales increased 18% in fiscal 2002. The Company's 3i division experienced a 17% increase in dental reconstructive implant sales.

Fixation sales increased 7% during fiscal 2002 to $215,544,000 from $202,152,000 in 2001. Fixation sales growth was positively influenced by 2% from the inclusion of Biolectron's OrthoPak(R) Stimulation System for the whole fiscal year compared to eight months for fiscal 2001. Worldwide sales of internal fixation devices increased 8% and external fixation devices increased 6% in fiscal 2002. Worldwide sales of electrical stimulation systems increased 14%. Sales of Lorenz Surgical's craniomaxillofacial products experienced a 14% decrease compared to fiscal 2001.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONTINUED)

Spinal sales increased to $125,119,000 in fiscal 2002 compared to $91,103,000 in fiscal 2001, an increase of 37%. Spinal sales growth was positively influenced by 13% from the inclusion of Biolectron's SpinalPak(R) Fusion Stimulation System for the full fiscal year compared to eight months for fiscal 2001. In addition, Biomet Merck discontinued distributing a spinal product line that resulted in a 3% decrease in spinal sales. Excluding the effect of these events, spinal product sales increased 27% for fiscal 2002.

Sales of the Company's other products increased 6% to $130,235,000 in fiscal 2002 from $123,100,000 in 2001. These results include discontinued general surgery products distributed in Portugal through Biomet Merck. Excluding the effects of this discontinuation, other product sales increased 14% during the year. Products posting sales growth include EBI's softgoods and bracing products, and Arthrotek's procedure-specific products. Products experiencing sales decreases include Lorenz Surgical's surgical instrumentation.

Sales in the United States increased 19% to $856,375,000 during fiscal 2002 compared to $722,372,000 in 2001. This is due largely to increased product demand and continued market penetration (14%) and positive pricing environment (5%). Foreign sales increased 9% to $335,527,000 in fiscal 2002 from $308,291,000 in 2001. Excluding the effect of currency translation, foreign sales increased 11%. Foreign sales continued to be negatively influenced by the expiration and non-renewal of the distribution agreement with the Company's Japanese distributor of Biomet products during fiscal 2001. However, the Company commenced direct sales in Japan during fiscal 2002.

Gross Profit - The Company's gross profit increased 17% to $859,175,000 in fiscal 2002 from $734,600,000 in 2001. The gross profit margin increased to 72.1% of sales in fiscal 2002 compared to 71.3% in 2001. The improved gross margin was attributable to increased sales of higher margin reconstructive and spinal products worldwide and improved manufacturing efficiencies and general cost controls at the Company's European operations.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 17% in fiscal 2002 to $437,731,000 compared to $374,793,000 in 2001. This increase was a result of increased commission expense on higher sales compared to the previous year. As a percent of sales, selling, general and administrative expenses were 36.7% in fiscal 2002 compared to 36.3% in 2001. Factors contributing to this increase include reorganization costs at Lorenz Surgical (approximately $2 million); costs associated with a direct selling operation and expanded marketing presence in Japan (approximately $3 million); inclusion of Biolectron operations for a full fiscal year, including amortization of goodwill (approximately $1.5 million); and continued expansion of the Company's worldwide salesforces.

Research and Development Expense - Research and development expense increased 18% during fiscal 2002 to $50,750,000 compared to $43,020,000 in 2001. As a percent of sales, research and development expenses were 4.3% in fiscal 2002 compared to 4.2% in 2001. This increase reflects the Company's continued emphasis on new product development, enhancements and additions to existing product lines and technologies, and clinical outcomes research related to the safety, efficacy and clinical performance of the Company's products.

Operating Income - Operating income increased 28% during fiscal 2002 to $370,694,000 from $290,687,000 in 2001. Excluding the $26.1 million charge in
2001 for the Tronzo litigation, operating income increased 17%. U.S. operating income increased 30% to $326,906,000 from $251,927,000, reflecting solid sales growth for higher-margin product lines. Non-U.S. operating income increased 13% to $43,788,000 compared to $38,760,000 in 2001. This growth reflects solid foreign sales growth, effective cost controls and improved foreign currency translation.

Other Income, Net - Other income, net decreased 73% during fiscal 2002 to $5,421,000 from $19,989,000 in 2001. During the fourth quarter of fiscal 2002, the Company recorded a pre-tax charge of $9 million as a result of equity write-downs in Selective Genetics, Inc. and other marketable securities. The loss in value of these investments was considered other than temporary. Excluding these write-downs, other income, net declined 28% as a result of lower interest rates on lower cash balances during fiscal 2002.

Provision for Income Taxes - The provision for income taxes increased to $127,665,000, or 33.9% of income before income taxes in fiscal 2002 compared to $105,906,000 or 34.1% of income before income taxes in 2001. This percentage decrease was due to income growing faster in countries with a lower tax rate. These benefits are partially offset by changes in the Puerto Rican local tax structure, which, over time reduce the historical U.S. tax benefits from operating in Puerto Rico. As a result of various state tax law changes, the Company expects its effective rate to increase in future years.

Net Income - The factors mentioned above resulted in a 21% and 20% increase in net income and basic earnings per share, respectively, for 2002 compared to 2001. Net income increased to $239,740,000 from $197,546,000 and basic earnings per share increased to $.89 from $.74.

LIQUIDITY & CAPITAL RESOURCES

The Company's cash and investments increased to $418,594,000 at May 31, 2003, from $386,517,000 at May 31, 2002. Net cash from operating activities was $310,277,000 in fiscal 2003 compared to $184,237,000 in 2002. The principal sources of cash from operating activities were net income of $286,701,000 and non-cash charges of depreciation and amortization of $45,659,000. The principal uses of cash include increases in accounts and notes receivable of $35,144,000. Accounts receivable balances continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth.

Cash flows used in investing activities were $19,697,000 in fiscal 2003 compared to $77,419,000 in 2002. The primary uses of cash for investing activities were purchases of investments, offset by sales and maturities of investments, and capital expenditures. Major capital expenditures for the year were expansion of facilities at key manufacturing sites in Indiana and Florida, as well as a new office building for the joint venture operations in Europe.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONTINUED)


Cash flows used in financing activities were $222,808,000 in fiscal 2003 compared to $188,923,000 in 2002. The primary uses of funds during the current year were the share repurchase programs, in which $219,184,000 was used to purchase 8,127,000 Common Shares of the Company, and a cash dividend of $0.10 per share was paid on July 15, 2002 to shareholders of record on July 8, 2002. The source of funds from financing activities was proceeds on the exercise of stock options. On July 2, 2003, the Company's Board of Directors announced a cash dividend of $0.15 per share payable on July 18, 2003 to shareholders of record at the close of business on July 11, 2003. Additionally, the Board of Directors authorized the purchase of up to an additional $100 million and 2,000,000 shares of the outstanding Common Shares of the Company in two separate repurchase programs. The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company's investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities.

Pursuant to the terms of the Joint Venture Agreement with Merck KGaA ("Merck"), the Company granted Merck a put option whereby Merck has the right to elect to require the Company to purchase all, but not less than all, of Merck's interest in the BioMer C.V. ("BioMer"). Merck may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2001, and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck of notice from the Company that a "change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula based on earnings of BioMer and multiples of comparative public companies, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer less all liabilities of BioMer multiplied by Merck's 50% ownership percentage in BioMer. The put option formula is a mechanism whereby the Company would pay a fair market purchase price for Merck's 50% ownership interest in BioMer. If Merck chooses to exercise its put option in the future, at the time of exercise the transaction could be deemed a material transaction for the Company; however, management believes that the transaction could be funded out of the Company's current operations and, given the Company's current cash position and the strength of its balance sheet, the transaction should not negatively impact the financial strength of the Company or its ongoing operations. As of the close of the Company's most recently completed fiscal quarter, the net book value purchase price of BioMer would be approximately $110 million, which may or may not reflect the fair market purchase price at the time of closing the put transaction, should it occur.

The Company anticipates that its use of cash for capital expenditures in fiscal 2004 will be at least as high as 2003 and 2002. The Company is currently expanding its EBI manufacturing site, as well as its Japanese and European operations. The Company intends to pursue strategic acquisition candidates. The Company is confident about the growth prospects in these areas and intends to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $230 million over the next two fiscal years for capital expenditures and research and development costs, including the research projects with Z-Kat, Selective Genetics and Organogenesis to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds and cash flows generated from future operations. The Company has no off-balance sheet financial arrangements and no material long-term contractual financial obligations.

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

Non-Marketable Securities - Periodically, the Company makes strategic investments in companies whose stock is not currently traded on a major stock exchange. The cost method of accounting is used to account for these investments as the Company holds a non-material ownership percentage and does not participate in management of such companies. Each quarter the Company assesses the value of these investments by using information acquired from industry trends, the management of these companies

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS (CONCLUDED)

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

Goodwill and Other Intangible Assets - In assessing the recoverability of the Company's intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.


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


QUARTERLY RESULTS

(in thousands, except earnings per share)


                                1ST QTR.       2ND QTR.      3RD QTR.         4TH QTR.       YEAR
2003
Net sales ...............     $  317,600     $  341,448     $  354,042     $  377,210     $1,390,300
Gross profit ............        227,463        242,843        246,406        266,293        983,005
Net income ..............         66,006         70,354         72,594         77,747        286,701
Earnings per share:
  Basic .................            .25            .27            .28            .30           1.10
  Diluted ...............            .25            .27            .28            .30           1.10


2002
Net sales ...............     $  272,022     $  289,387     $  304,609     $  325,884     $1,191,902
Gross profit ............        194,630        210,353        219,371        234,821        859,175
Net income ..............         56,013         61,452         61,674         60,601        239,740
Earnings per share:
  Basic .................             21            .23            .23            .23            .89
  Diluted ...............            .21            .23            .23            .23            .88


2001
Net sales ...............     $  231,134     $  244,361     $  267,162     $  288,006     $1,030,663
Gross profit ............        162,966        173,334        192,121        206,179        734,600
Net income ..............         48,427         51,798         38,205         59,116        197,546
Earnings per share:
  Basic .................            .18            .19            .15            .22            .74
  Diluted ...............            .18            .19            .14            .22            .73

o All per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

o Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

o Net income for the third quarter of fiscal 2003 was positively impacted by a $5.8 million pre-tax credit as a result of the favorable ruling of the Federal Circuit on the post-judgment interest in the Tronzo litigation.

o Net income for the fourth quarter of fiscal 2002 was adversely impacted by a $9 million pre-tax charge as a result of equity write-downs in marketable securities and other investments.

o Net income for the third quarter of fiscal 2001 was adversely impacted by a $26.1 million pre-tax charge related to the appellate court's decision in the Tronzo litigation.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.


In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company maintains unsecured lines of credit in countries that it has significant intercompany transactions with, to minimize currency rate risks. At May 31, 2003 and 2002, the Company had lines of credit of EUR 105 million and EUR 100 million, respectively, in Europe and $20 million and $0, respectively, in Japan. Outstanding borrowings under the lines of credit bear interest at a variable rate of the lender's interbank rate plus 0.6% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized losses on sales of futures options aggregated ($404,000) and ($189,000) for the years ended May 31, 2003 and 2002, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2003 and 2002, aggregated $0 and ($96,000), respectively.

Based on the Company's overall interest rate exposure at May 31, 2003, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Historically, the Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 2003, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA.


BIOMET, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE



1. FINANCIAL STATEMENTS:

   Reports of Independent Accountants .................................................................     27
   Consolidated Balance Sheets as of May 31, 2003 and 2002 ............................................     28
   Consolidated Statements of Income for the years ended May 31, 2003, 2002 and 2001 ..................     29
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 2003, 2002 and 2001.....     30
   Consolidated Statements of Cash Flows for the years ended May 31, 2003, 2002 and 2001 ..............     31
   Notes to Consolidated Financial ....................................................................  32-41

2. FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts for the years ended May 31, 2003, 2002 and 2001 ....     42

   Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


BIOMET, INC.& SUBSIDIARIES
REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and its subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended May 31, 2003. Our audits also included the 2003 and 2002 financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and its subsidiaries at May 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          Ernst & Young LLP


Fort Wayne, Indiana
July 1, 2003


To the Board of Directors and Shareholders of Biomet, Inc.:

In our opinion, the consolidated statements of income, shareholders' equity and cash flows of Biomet, Inc. and its subsidiaries listed in the accompanying index present fairly, in all material respects, the results of their operations and their cash flows for the year ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Chicago, Illinois
July 9, 2001

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

At May 31,
(in thousands, except par value)


                                                                                                          2003             2002
ASSETS
Current assets:
  Cash and cash equivalents .....................................................................     $   225,650      $   154,297
  Investments ...................................................................................          37,337           30,973
  Accounts and notes receivable, less allowance for doubtful
    receivables (2003 - $18,742 and 2002 - $13,175) .............................................         418,095          365,148
  Inventories ...................................................................................         356,270          335,348
  Deferred income taxes .........................................................................          54,262           49,523
  Prepaid expenses and other ....................................................................          20,141           17,655
                                                                                                      -----------      -----------
    Total current assets ........................................................................       1,111,755          952,944
                                                                                                      -----------      -----------

Property, plant and equipment:
  Land and improvements .........................................................................          22,285           17,854
  Buildings and improvements ....................................................................         127,030          102,957
  Machinery and equipment .......................................................................         319,650          268,643
                                                                                                      -----------      -----------
                                                                                                          468,965          389,454
  Less, Accumulated depreciation ................................................................         215,519          170,393
                                                                                                      -----------      -----------
  Property, plant and equipment, net ............................................................         253,446          219,061
                                                                                                      -----------      -----------
Investments .....................................................................................         155,607          201,247
Goodwill, net of accumulated amortization (2003 - $44,011 and 2002 - $42,972) ...................         126,706          125,157
Other intangible assets, net of accumulated amortization (2003 - $29,704 and 2002 - $25,163) ....          10,874            8,532
Other assets ....................................................................................          13,781           14,782
                                                                                                      -----------      -----------
    Total assets ................................................................................     $ 1,672,169      $ 1,521,723
                                                                                                      ===========      ===========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                               $   114,120      $    90,467
  Accounts payable ..............................................................................          42,106           36,318
  Accrued income taxes ..........................................................................          12,453           17,483
  Accrued wages and commissions .................................................................          43,715           35,106
  Accrued insurance .............................................................................          11,568           14,383
  Accrued litigation ............................................................................               -            5,864
  Other accrued expenses ........................................................................          42,692           38,078
                                                                                                      -----------      -----------
    Total current liabilities ...................................................................         266,654          237,699

Deferred federal income taxes ...................................................................           7,031            3,332
Other liabilities ...............................................................................             462              406
                                                                                                      -----------      -----------
    Total liabilities ...........................................................................         274,147          241,437
                                                                                                      -----------      -----------
Minority interest ...............................................................................         111,888          103,807
                                                                                                      -----------      -----------

Commitments and contingencies (Note L)

Shareholders' equity:
  Preferred shares, $100 par value: Authorized 5 shares; none issued ............................               -                -
  Common shares, without par value: Authorized 500,000 shares;
    issued and outstanding 2003 - 257,489 shares and 2002 - 263,651 shares ......................         141,931          124,417
  Additional paid-in capital ....................................................................          54,081           48,868
Retained earnings ...............................................................................       1,100,462        1,054,020
Accumulated other comprehensive loss ............................................................         (10,340)         (50,826)
                                                                                                      -----------      -----------
    Total shareholders' equity ..................................................................       1,286,134        1,176,479
                                                                                                      -----------      -----------
    Total liabilities and shareholders' equity ..................................................     $ 1,672,169      $ 1,521,723
                                                                                                      ===========      ===========


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME




For the years ended May 31,
(in thousands, except per share amounts)


                                                                          2003             2002             2001
Net sales .......................................................     $ 1,390,300      $ 1,191,902      $ 1,030,663
Cost of sales ...................................................         407,295          332,727          296,063
                                                                      ---------------------------------------------
  Gross profit ..................................................         983,005          859,175          734,600
Selling, general and administrative expenses ....................         501,191          437,731          374,793
Research and development expense ................................          55,309           50,750           43,020
Other charges/(credits) .........................................          (5,800)               -           26,100
                                                                      ---------------------------------------------
  Operating income ..............................................         432,305          370,694          290,687
Other income, net ...............................................          23,835            8,801           24,099
Interest expense ................................................          (4,397)          (3,380)          (4,110)
                                                                      ---------------------------------------------
  Income before income taxes and minority interest ..............         451,743          376,115          310,676
Provision for income taxes ......................................         156,961          127,665          105,906
                                                                      ---------------------------------------------
  Income before minority interest ...............................         294,782          248,450          204,770
Minority ........................................................           8,081            8,710            7,224
                                                                      ---------------------------------------------
  Net income ....................................................     $   286,701      $   239,740      $   197,546
                                                                      =============================================
Earnings per share:
  Basic .........................................................     $      1.10      $       .89      $       .74
  Diluted .......................................................            1.10              .88              .73
                                                                      ---------------------------------------------
Shares used in the computation of earnings per share:
  Basic .........................................................         259,493          268,475          267,915
  Diluted .......................................................         261,394          271,245          270,746
                                                                      ---------------------------------------------


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         ACCUMULATED
                                                                          ADDITIONAL                           OTHER           TOTAL
                                                      COMMON SHARES          PAID-IN      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
(in thousands, except per share amounts)           NUMBER       AMOUNT       CAPITAL      EARNINGS     INCOME (LOSS)          EQUITY
                                                  ----------------------------------------------------------------------------------
Balance at June 1, 2000 .......................    266,480   $  85,086    $    41,451   $   866,011    $   (49,225)     $   943,323
                                                                                                                        -----------
  Net income ..................................          -           -              -       197,546              -          197,546
  Change in unrealized holding value on
    investments, net of $2,138 tax effect .....          -           -              -             -          3,967            3,967
  Reclassification adjustment for gains
    included in net income, net of $41
    tax expense ...............................          -           -              -             -             74               74
  Currency translation adjustments ............          -           -              -             -        (10,844)         (10,844)
                                                                                                                        -----------
    Comprehensive income ......................          -           -              -             -              -          190,743
                                                                                                                        -----------
  Exercise of stock options ...................      2,644      23,832              -             -              -           23,832
  Tax benefit from exercise of stock options ..          -           -          7,281             -              -            7,281
  Cash dividends ($.07 per common share) ......          -           -              -       (18,993)             -          (18,993)
                                                  ----------------------------------------------------------------------------------
Balance at May 31, 2001 .......................    269,124   $ 108,918         48,732   $ 1,044,564        (56,028)     $ 1,146,186
                                                                                                                        -----------
  Net income ..................................          -           -              -       239,740              -          239,740
  Change in unrealized holding value on
    investments, net of $374 tax effect .......          -           -              -             -            692              692
  Reclassification adjustment for gains
    included in net income, net of $63
    tax expense ...............................          -           -              -             -            118              118
  Currency translation adjustments ............          -           -              -             -          4,392            4,392
                                                                                                                        -----------
  Comprehensive income ........................          -           -              -             -              -          244,942
                                                                                                                        -----------
  Exercise of stock options ...................      1,872      18,351              -             -              -           18,351
  Tax benefit from exercise of stock options ..          -           -          1,268             -              -            1,268
  Purchase of shares ..........................     (7,345)     (2,852)        (1,132)     (206,016)             -         (210,000)
  Cash dividends ($.09 per common share) ......          -           -              -       (24,268)             -          (24,268)
                                                  ----------------------------------------------------------------------------------
Balance at May 31, 2002 .......................    263,651     124,417         48,868     1,054,020        (50,826)       1,176,479
                                                                                                                        -----------
  Net income ..................................          -           -              -       286,701              -          286,701
   Change in unrealized holding value on
    investments, net of $923 tax effect .......          -           -              -             -          1,716            1,716
  Reclassification adjustment for gains
    included in net income, net of $34
    tax expense ...............................          -           -              -             -             63               63
  Currency translation adjustments ............          -           -              -             -         38,707           38,707
                                                                                                                        -----------
    Comprehensive income ......................          -           -              -             -              -          327,187
                                                                                                                        -----------
  Exercise of stock options ...................      1,965      21,349              -             -              -           21,349
  Tax benefit from exercise of stock options ..          -           -          5,579             -              -            5,579
  Purchase of shares ..........................     (8,127)     (3,835)        (1,506)     (213,843)             -         (219,184)
  Cash dividends ($.10 per common share) ......          -           -              -       (26,416)             -          (26,416)
  Other .......................................          -           -          1,140             -              -            1,140
                                                  ----------------------------------------------------------------------------------
Balance at May 31, 2003 .......................    257,489   $ 141,931    $    54,081   $ 1,100,462    $   (10,340)     $ 1,286,134
                                                  ==================================================================================


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended May 31,
(in thousands)


                                                                                                      2003       2002        2001
Cash flows from (used in) operating activities:
  Net income ..................................................................................... $ 286,701  $ 239,740   $ 197,546
    Adjustments to reconcile net income to net cash from operating activities:
    Depreciation .................................................................................    42,174     35,410      30,890
    Amortization .................................................................................     3,485     12,417      11,934
    Write-down of investments ....................................................................         -      9,000           -
    Minority interest ............................................................................     8,081      8,710       7,224
    Other ........................................................................................    (1,926)      (916)     (1,936)
    Deferred federal income taxes ................................................................    (1,039)    (2,992)    (15,635)
    Tax benefit from exercise of stock options ...................................................     5,579      1,268       7,281
    Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
      Accounts and notes receivable ..............................................................   (35,144)   (38,537)    (68,134)
      Inventories ................................................................................     7,591    (48,903)    (37,648)
      Accounts payable ...........................................................................     3,738      9,488       1,950
      Accrued litigation .........................................................................    (5,864)   (20,236)     26,100
      Other ......................................................................................    (3,099)   (20,212)     30,934
                                                                                                   ---------------------------------
        Net cash from operating activities .......................................................   310,277    184,237     190,506
                                                                                                   ---------------------------------

Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments ..............................................   175,655    116,189      62,256
  Purchases of investments .......................................................................  (131,633)  (121,619)    (95,406)
  Capital expenditures ...........................................................................   (59,770)   (62,275)    (35,261)
  Acquisitions, net of cash acquired .............................................................         -     (6,735)    (85,802)
  Other ..........................................................................................    (3,949)    (2,979)     (2,460)
                                                                                                   ---------------------------------
        Net cash used in investing activities ....................................................   (19,697)   (77,419)   (156,673)
                                                                                                   ---------------------------------

Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings ...................................................     1,443     26,994     (13,792)
  Payment of long-term obligations ...............................................................         -          -      (5,993)
  Issuance of shares .............................................................................    21,349     18,351      23,832
  Cash dividends .................................................................................   (26,416)   (24,268)    (18,993)
  Purchase of common shares ......................................................................  (219,184)  (210,000)          -
                                                                                                   ---------------------------------
        Net cash used in financing activities ....................................................  (222,808)  (188,923)    (14,946)
                                                                                                   ---------------------------------
Effect of exchange rate changes on cash ..........................................................     3,581      1,311       2,598
                                                                                                   ---------------------------------
        Increase (decrease) in cash and cash equivalents .........................................    71,353    (80,794)     21,485
Cash and cash equivalents, beginning of year .....................................................   154,297    235,091     213,606
                                                                                                   ---------------------------------
Cash and cash equivalents, end of year ........................................................... $ 225,650  $ 154,297   $ 235,091
                                                                                                   =================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest ....................................................................................... $   4,667  $   3,639   $   4,076
  Income taxes ...................................................................................   156,570    140,228     109,822
Noncash investing and financing activities:
  Liabilities assumed in business acquisitions ...................................................         -          -      18,093


The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A: NATURE OF OPERATIONS.

Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and nonsurgical therapy, including reconstructive and fixation devices, electrical bone growth stimulators, orthopedic support devices, operating room supplies, general surgical instruments, arthroscopy products, spinal products, bone cements and accessories, bone substitute materials, craniomaxillofacial implants, and dental reconstructive implants and associated instrumentation. Headquartered in Warsaw, Indiana, the Company and its subsidiaries currently distributes products in more than 100 countries. The Company operates in one business segment, but has three reportable geographic segments.

NOTE B: ACCOUNTING POLICIES.

The following is a summary of the accounting policies adopted by Biomet, Inc. which have a significant affect on the consolidated financial statements.

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

Investments - Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Availablefor- sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary are charged to other income by writing that investment down to market value.

Concentrations of Credit Risk and Allowance for Doubtful Receivables - The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, municipal, corporate and mortgaged-backed securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments. At May 31, 2003 and 2002, cash and cash equivalents and investments included $58 million and $35 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2003 and 2002, investments included $11 million and $12 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

Inventories - Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B: ACCOUNTING POLICIES, CONTINUED.

Goodwill - In June of 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement 142, "Goodwill and Other Intangible Assets". FASB Statement 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the first quarter of fiscal 2003 by discontinuing the amortization of goodwill totaling $1.8 million per quarter ($1.6 million net of tax). In addition, the Company was required to review its goodwill for possible impairment as of June 1, 2002, and at least annually thereafter. Based on the Company's reviews, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for the fiscal years ended May 31, 2002 and 2001, reconciles them to the adjusted net income and earnings per share had the nonamortization provisions of Statement 142 been applied beginning June 1, 2000, and compares it to the fiscal year ended May 31, 2003:

(in thousands, except per share data)

                                                       2003            2002            2001
Reported net income .......................     $   286,701     $   239,740     $   197,546
Effect of goodwill amortization ...........               -           6,400           6,400
                                                -------------------------------------------
As adjusted ...............................     $   286,701     $   246,140     $   203,946
                                                ===========================================

Reported earnings per share ...............     $      1.10     $      0.89     $      0.74
Effect of goodwill amortization ...........               -            0.03            0.02
                                                -------------------------------------------
As adjusted ...............................     $      1.10     $      0.92     $      0.76
                                                ===========================================

Reported diluted earnings per share .......     $      1.10     $      0.88     $      0.73
Effect of goodwill amortization............               -            0.03            0.02
                                                -------------------------------------------
As adjusted ...............................     $      1.10     $      0.91     $      0.75
                                                ===========================================

Other Intangible Assets - Intangible assets consist primarily of patents, trademarks, product technology, acquired license agreements and other identifiable intangible assets obtained through acquisition and are carried at cost less accumulated amortization. Amortization of intangibles is computed based on the straight-line method over periods ranging from 3 to 15 years.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $163 million at May 31, 2003) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition - For the majority of the Company's products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer's final acceptance of the sale. The Company records estimated sales returns and discounts as a reduction of net sales in the same period that revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in cost of goods sold.

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

The components of accumulated other comprehensive income (loss) at May 31, 2003 and 2002 are as follows:
(in thousands)

                                                         2003            2002
Net unrealized holding loss on investments .......     $ (2,591)     $ (4,370)
Cumulative translation adjustment ................       (7,749)      (46,456)
                                                       ----------------------
                                                       $(10,340)     $(50,826)
                                                       ======================

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B: ACCOUNTING POLICIES, CONCLUDED.

Stock-Based Compensation - As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options issued in fiscal years 2003, 2002 and 2001 had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share would have been as follows:

                                                                                         2003             2002             2001
Net income as reported (in thousands) ............................................  $ 286,701      $   239,740      $   197,546
Deduct: Total stock-based employee compensation expense determined under fair
  value based method for all awards net of related tax effects (in thousands) ....     (5,528)          (5,263)          (4,116)
                                                                                    -------------------------------------------
Pro forma net income (in thousands) ..............................................  $ 281,173      $   234,477      $   193,430
                                                                                    ===========================================
Earnings per share:
  Basic, as reported .............................................................  $    1.10      $       .89      $       .74
                                                                                    -------------------------------------------
  Basic, pro forma ...............................................................       1.08              .87              .72
                                                                                    -------------------------------------------
  Diluted, as reported ...........................................................       1.10              .88              .73
                                                                                    -------------------------------------------
  Diluted, pro forma .............................................................       1.08              .86              .71
                                                                                    -------------------------------------------


Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: (1) expected life of option of 4.8, 4.8 and 3.6 years; (2) dividend yield of .38%, .40% and .42%; (3) expected volatility of 35%, 35% and 36%; and (4) risk-free interest rate of 1.15%, 2.43% and 4.47%, respectively.

Other Charges/(Credits) - Other credits of $5.8 million for the year ended May 31, 2003 results from the Court of Appeals for the Federal Circuit's favorable ruling on the post-judgment interest in the Tronzo litigation (see Note L). Other charges of $26.1 million for the year ended May 31, 2001 results from the appellate court's decision in the Tronzo litigation (see Note L).

Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard, although it does not expect the new standard to affect its results of operations. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable interest entity after January 31, 2003. Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities acquired prior to February 1, 2003. The Company has not completed its assessment of the overall impact of the adoption of FIN 46 for possible variable interest acquired before February 1, 2003, but it is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

Reclassifications - Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no impact on total shareholders' equity as previously reported.

NOTE C: BUSINESS COMBINATIONS.

Biolectron - On September 25, 2000, the Company, through its EBI subsidiary, acquired Biolectron, Inc. for $90 million in cash. Biolectron's products principally address the spinal fusion, fracture healing and arthroscopy market segments. Substantially all of Biolectron's results are included in the U.S. geographic segment. The Company accounted for this acquisition as a purchase and the operating results of Biolectron have been consolidated from the date of acquisition. The acquisition cost was allocated to the fair value of the net tangible and identifiable intangible assets including $4.4 million to acquired product technology. Acquired product technology is amortized over 13 years. Goodwill recognized in connection with this transaction amounted to $76 million.

Other Acquisitions - During fiscal year 2002 and 2001, the Company completed several acquisitions of foreign distributors and/or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $0 and $4.1 million, respectively. Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company's historical results.

Investment in Affiliate - In April 1999, the Company entered into an agreement with Selective Genetics, Inc. ("Selective Genetics"). Under the terms of the agreement, the Company has paid approximately $6 million for preferred stock of Selective Genetics. During the fourth quarter of fiscal 2002, the Company determined that its equity investment in Selective Genetics had been permanently impaired. Therefore, a charge of $5.5 million was included in other income. Under the agreement, the Company will fund as incurred certain defined research and development efforts of Selective Genetics in exchange for license rights to market certain products to be manufactured by Selective Genetics. Amounts funded under the agreement are charged to research and development expense.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D: INVESTMENTS.

At May 31, 2003, the Company's investment securities were classified as follows:

                                     Amortized           Unrealized
(in thousands)                            Cost       Gains        Losses     Fair Value
                                     --------------------------------------------------
Available-for-sale:
Debt securities .................     $ 89,940     $    862     $   (566)     $ 90,236
Equity securities ...............       21,065           54       (4,180)       16,939
Mortgage-backed securities ......       72,163          227         (382)       72,008
                                      ------------------------------------------------
    Total available-for-sale ....      183,168        1,143       (5,128)      179,183
                                      ------------------------------------------------

Held-to-maturity:
Debt securities .................        8,020          697            -         8,717
Mortgage-backed obligations .....        2,641            -            -         2,641
                                      ------------------------------------------------
    Total held-to-maturity ......       10,661          697            -        11,358
                                      ------------------------------------------------
Certificates of deposit .........        3,100            -            -         3,100
                                      ------------------------------------------------
Total ...........................     $196,929     $  1,840     $ (5,128)     $193,641
                                      ================================================

At May 31, 2002, the Company's investment securities were classified as follows:


                                     Amortized          Unrealized
(in thousands)                            Cost       Gains        Losses     Fair Value
                                     --------------------------------------------------
Available-for-sale:
Debt securities .................     $146,300     $  1,079     $ (3,763)     $143,616
Equity securities ...............       19,371          348       (3,401)       16,318
Mortgage-backed securities ......       57,731          157       (1,140)       56,748
                                      ------------------------------------------------
    Total available-for-sale ....      223,402        1,584       (8,304)      216,682
                                      ------------------------------------------------
Held-to-maturity:
Debt securities .................        8,029            -            -         8,029
Mortgage-backed obligations .....        4,409            -            -         4,409
                                      ------------------------------------------------
    Total held-to-maturity ......       12,438            -            -        12,438
                                      ------------------------------------------------
Certificates of deposit .........        3,100            -            -         3,100
                                      ------------------------------------------------
Total ...........................     $238,940     $  1,584     $ (8,304)     $232,220
                                      ================================================

Proceeds from sales of available-for-sale securities were $71,361,000, $35,730,000 and $32,251,000 for the years ended May 31, 2003, 2002 and 2001, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2003, 2002 and 2001. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2003, gross realized gains and (losses) on sales of available-for-sale securities were $2,414,000 and $(488,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2002 were $1,313,000 and $(397,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2001 were $2,172,000 and $(584,000), respectively. The Company's investment securities at May 31, 2003 include $36,272,000 of debt securities and $1,065,000 of mortgage obligations all maturing within one year, and $3,100,000 of certificates of deposit, $61,984,000 of debt securities and $73,584,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)


                               2003        2002        2001
Interest income .......     $10,399     $17,562     $20,053
Dividend income .......       3,067       3,195       5,061
Net realized gains ....       1,926         916       1,588
                            -------------------------------
Total .................     $15,392     $21,673     $26,702
                            ===============================

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E: INVENTORIES.

Inventories at May 31, 2003 and 2002 consist of the following:
(in thousands)

                                       2003         2002
Raw materials ................     $ 37,685     $ 35,036
Work-in-progress .............       38,110       45,476
Finished goods ...............      142,483      135,842
Consigned distributor ........      137,992      118,994
                                   ---------------------
Total ........................     $356,270     $335,348
                                   =====================


NOTE F: DEBT.

At May 31, 2003 and 2002, short-term borrowings consist of the following:
(in thousands)

                                                 2003         2002
Bank line of credit - BioMer C.V .......     $ 97,634     $ 90,467
Bank line of credit - Biomet Japan .....       16,486            -
                                             ---------------------
  Total ................................     $114,120     $ 90,467
                                             =====================

BioMer C.V. has a EUR 105 million unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.6% (effective rate of 3.18% and 3.93% at May 31, 2003 and 2002, respectively). Biomet Japan has a $20 million unsecured line of credit with a major Japanese bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.6% (effective rate of 1.00% at May 31, 2003).

NOTE G: TEAM MEMBER BENEFIT PLANS.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company may contribute up to 3% of eligible Team Member's compensation. The amounts expensed under this plan for the years ended May 31, 2003, 2002 and 2001 were $5,792,000, $4,290,000 and
$4,401,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2003, 2002 and 2001 were $4,916,000, $4,953,000, and $4,008,000, respectively.

NOTE H: STOCK OPTION PLANS.

The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2003, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, directors and distributors, at the discretion of the Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees, distributors and directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee's separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2003, 2002 and 2001, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H: STOCK OPTION PLANS, CONCLUDED.

The following table summarizes stock option activity:

                                    Number        Weighted-Average
                                   of Shares       Exercise Price
                                  -----------    ------------------
Outstanding, June 1, 2000 ....      9,408,327          $10.82
  Granted ....................      2,366,990           20.33
  Exercised ..................     (2,694,668)          10.99
  Terminated .................       (370,232)          11.31
                                    ---------

Outstanding, May 31, 2001 ....      8,710,417           13.81
  Granted ....................      1,721,171           26.82
  Exercised ..................     (1,665,194)          12.29
  Terminated .................       (379,573)          14.21
                                    ---------

Outstanding, May 31, 2002 ....      8,386,821           15.07
  Granted ....................      1,826,475           27.73
  Exercised ..................     (2,026,034)          11.84
  Terminated .................       (395,121)          16.25
                                    ---------

Outstanding, May 31, 2003 ....      7,792,141          $20.93
                                    =========


Options outstanding at May 31, 2003, are exercisable at prices ranging from $4.33 to $32.31 and have a weighted-average remaining contractual life of 5.9 years. The following table summarizes information about stock options outstanding at May 31, 2003.


                                      Outstanding
                                       Weighted-      Weighted-
                      Number            Average        Average        Number         Weighted-
   Range of       Outstanding at      Remaining       Exercise    Exercisable at     Average
Exercise Price     May 31, 2003    Contractual Life    Price       May 31, 2003   Exercise Price
------------------------------------------------------------------------------------------------
$  4.33 - 10.00       264,479         0.9 years       $  7.38           259,979       $  7.39
  10.01 - 15.00     1,963,803         2.8 years         12.29           968,784         12.39
  15.01 - 20.00       624,143         3.4 years         16.11           283,677         16.12
  20.01 - 25.00     1,402,235         6.8 years         21.30           335,548         21.30
  25.01 - 30.00     3,437,837         8.1 years         27.36           313,107         27.34
  30.01 - 32.31        99,644         7.5 years         30.50            10,975         30.69
                    ---------                                         ---------
                    7,792,141                                         2,172,070
                    =========                                         =========


At May 31, 2002 and 2001, there were exercisable options outstanding to purchase 2,606,065 and 2,077,850 shares, respectively, at weighted-average exercise prices of $12.87 and $11.07, respectively. The weighted-average fair value of options granted during the fiscal years ended May 31, 2003, 2002, and 2001 was $8.56, $9.32, and $7.09 respectively.

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE I: SHAREHOLDERS' EQUITY & EARNINGS PER SHARE.

On July 2, 2003, the Company announced a cash dividend of fifteen cents ($0.15) per share, payable July 18, 2003 to shareholders of record at the close of business on July 11, 2003.

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

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J: INCOME TAXES.

The components of income before income taxes are as follows:
(in thousands)


                                       2003         2002         2001
United States operations .....     $417,315     $336,523     $280,171
Foreign operations ...........       34,428       39,592       30,505
                                   ----------------------------------
  Total ......................     $451,743     $376,115     $310,676
                                   ==================================


The provision for income taxes is summarized as follows:
(in thousands)


                                             2003            2002            2001
Current:
  Federal .........................     $ 128,319       $ 100,599       $  98,332
  State, including Puerto Rico ....        18,606          16,354          13,736
  Foreign .........................        11,400          13,704           9,473
                                        -----------------------------------------
                                          158,325         130,657         121,541
Deferred ..........................        (1,364)         (2,992)        (15,635)
                                        -----------------------------------------
  Total ...........................     $ 156,961       $ 127,665       $ 105,906
                                        =========================================
Effective tax rate ................          34.7%           33.9%           34.1%
                                        -----------------------------------------


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:


                                                                            2003         2002            2001
U.S. statutory income tax rate ............................................  35.0%        35.0%           35.0%
Add (deduct):
  State taxes, less effect of federal reduction ...........................   2.3          2.6             2.6
  Foreign income taxes at rates different from the U.S. statutory rate ....   (.1)          .4              -
  Tax benefit relating to operations in Puerto Rico .......................   (.3)         (.1)            (.3)
  Tax credits .............................................................   (.4)         (.7)            (.9)
  Earnings of Foreign Sales Corporation ...................................   (.6)         (.6)            (.7)
  Other ...................................................................  (1.2)        (2.7)           (1.6)
                                                                             ---------------------------------
Effective tax rate ......................................................    34.7%        33.9%           34.1%
                                                                             =================================


The components of the net deferred tax asset and liability at May 31, 2003 and 2002 are as follows: (in thousands)


                                                                                                        2003          2002
Current deferred tax asset:
  Accounts and notes receivable ...............................................................     $ 19,283      $ 16,635
  Inventories .................................................................................       27,040        24,249
  Accrued expenses ............................................................................        7,939         8,639
                                                                                                    ----------------------
    Current deferred tax asset ................................................................     $ 54,262      $ 49,523
                                                                                                    ======================
Long-term deferred tax asset (liability):
  Depreciation ................................................................................     $ (3,433)     $ (3,796)
  Financial accounting basis of net assets of acquired companies different than tax basis .....       (8,165)       (5,596)
  Other .......................................................................................        4,567         6,060
                                                                                                    ----------------------
    Long-term deferred tax liability ..........................................................     $ (7,031)     $ (3,332)
                                                                                                    ======================

BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE K: SEGMENT DATA.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of EBI's softgoods and bracing products, Arthrotek's arthroscopy products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and the Rest of World. Major markets included in the Rest of World geographic market are Canada, South America, Mexico, Japan and the Pacific Rim. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic segment are based on the location of the customer.


Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:
(in thousands)



                                              2003           2002           2001
Reconstructive products ...........     $  867,602     $  721,004     $  614,308
Fixation devices ..................        237,117        215,544        202,152
Spinal products ...................        143,607        125,119         91,103
Other products ....................        141,974        130,235        123,100
                                        ----------------------------------------
                                        $1,390,300     $1,191,902     $1,030,663
                                        ========================================

Net sales to customers:
  United States ...................     $  966,638     $  856,375     $  722,381
  Europe ..........................        332,053        260,420        237,444
  Rest of World ...................         91,609         75,107         70,838
                                        ----------------------------------------
                                        $1,390,300     $1,191,902     $1,030,663
                                        ========================================
Operating income:
  United States ...................     $  388,841     $  326,906     $  251,927
  Europe ..........................         41,924         39,152         34,772
  Rest of World ...................          1,540          4,636          3,988
                                        ----------------------------------------
                                        $  432,305     $  370,694     $  290,687
                                        ========================================
Long-lived assets:
  United States ...................     $  238,249     $  226,406     $  213,339
  Europe ..........................        141,950        121,253        109,758
  Rest of World ...................         13,742         10,061          8,532
                                        ----------------------------------------
                                        $  393,941     $  357,720     $  331,629
                                        ========================================
Capital expenditures:
 United States ....................     $   31,780     $   36,795     $   18,091
 Europe ...........................         21,868         22,923         15,457
 Rest of World ....................          6,122          2,557          1,713
                                        ----------------------------------------
                                        $   59,770     $   62,275     $   35,261
                                        ========================================
Depreciation and amortization:
  United States ...................     $   20,535     $   25,031     $   21,891
  Europe ..........................         22,352         21,609         19,236
  Rest of World ...................          2,772          1,187          1,697
                                        ----------------------------------------
                                        $   45,659     $   47,827     $   42,824
                                        ========================================


BIOMET, INC. & SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE L: COMMITMENTS & CONTINGENCIES.

BioMer C.V. Put Option - Pursuant to the terms of the Joint Venture Agreement with Merck KGaA, the Company granted Merck KGaA a put option whereby Merck KGaA has the right to elect to require the Company to purchase all, but not less than all, of Merck KGaA's interest in BioMer C.V. Merck KGaA may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2001 and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck KGaA of notice from the Company that "a change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula value based on earnings of BioMer C.V. and multiples of comparative public companies, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer C.V. less all liabilities of BioMer C.V. multiplied by Merck KGaA's ownership percentage.

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

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 2003 the Company's self-insurance limits were $3,000,000 per occurrence and $6,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,520 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damage award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001 the United States Supreme Court ("Supreme Court"), denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a charge during the third quarter of fiscal 2001 of $26.1 million, which represented the total damage award plus the maximum amount of interest that, as calculated by the Company, could have been due under the award and related expenses. The Company paid $20,236,000 out of escrow. On February 12, 2003 the Federal Circuit ruled that the Company does not owe post-judgment interest in connection with the damage award paid in this case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million in the third quarter of fiscal 2003, and management considers this matter fully concluded.

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

BIOMET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended May 31, 2003, 2002 and 2001
(in thousands)

________


Col. A                         Col. B                Col. C                Col. D         Col. E

                                                   Additions
                                            ------------------------
                                              (1)            (2)
                                                          Charged to
Description                  Balance at     Charged to      other                       Balance at
-----------                 beginning of    costs and     accounts -    Deductions -      end of
                               period        expenses      describe       describe        period
                            ------------    ----------    ----------    -----------     ----------
Allowance for
doubtful receivables:


For the year ended
  May 31, 2003                $13,175          $17,981      $1,256 (B)  $14,215(A)         $18,742
                                                               545 (C)
                              =======          =======      ======      =======            =======

For the year ended
  May 31, 2002                $ 13,420         $15,400      $1,375 (B)  $17,061(A)         $13,175
                                                                41 (C)
                              ========         =======      ======      =======            =======
For the year ended
  May 31, 2001                $  8,241         $11,166      $1,606 (B)  $13,360(A)         $13,420
                                                              (319)(C)
                                                             6,086 (D)
                              ========         =======      ======      =======            =======


Notes:

(A)  Uncollectible accounts written off
(B)  Collection of previously written off accounts
(C)  Effect of foreign currency translation
(D)  Acquisitions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June 2001, PricewaterhouseCoopers LLP ("PWC") advised Biomet that it was closing its office in South Bend, Indiana, which office had served the Company since 1980. Upon receipt of this notice, Biomet's Audit Committee and members of management interviewed several accounting firms, including PWC. On October 29, 2001, the Board of Directors of the Company, on the recommendation of the Audit Committee, approved the dismissal of PWC and the appointment of Ernst & Young LLP ("Ernst & Young") as the Company's independent accountants for the year ended May 31, 2002. Prior to retaining Ernst & Young, the Company had not consulted with Ernst & Young on any accounting, auditing or reporting matters. The Audit Committee also selected Ernst & Young as the Company's independent accountants for the year ended May 31, 2003.

The report of PWC on the Company's financial statements for the year ended May 31, 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Company's financial statements for the year ended May 31, 2001 and the interim period through October 29, 2001, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their report on the financial statements for such year.


ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely notification to them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Control. During the fourth quarter covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the captions "Election of Directors" and "Section 16(e) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

Information regarding executive officers of the Company is included in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

The information included under the captions "Election of Directors - Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the captions "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under the Company's stock-based incentive plans as of May 31, 2003 (in thousands, except exercise price per share):



                                                     Number of Securities to       Weighted-Average          Number of Securities
                                                     Be Issued upon Exercise       Exercise Price of        Remaining Available for
                                                     of Outstanding Options,     Outstanding Options,        Future Issuance Under
                                                       Warrants and Rights        Warrants and Rights      Equity Compensation Plans
                                                    -----------------------      --------------------      -------------------------
Equity compensation plans approved
  by security holders ............................            7,792                     $20.93                       5,508
Equity compensation plans not approved
  by security holders ............................                -                          -                           -
                                                              -----                     ------                       -----
Total ............................................            7,792                     $20.93                       5,508


Further information about the Company's stock-based incentive plans can be found in Note H to the financial statements contained in Item 8 of this report. The Company does not have any plans not approved by its shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not applicable because this report is filed for a period ending prior to December 15, 2003. However, the information contained under the caption "Independent Auditor Fee Information" in the Proxy Statement is incorporated herein by reference in partial response to this item.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.
    (1) FINANCIAL STATEMENTS:
        Reports of Independent Accountants
        Consolidated Balance Sheets as of May 31, 2003 and 2002
        Consolidated Statements of Income for the years ended May 31, 2003, 2002 and 2001
        Consolidated Statements of Shareholder's Equity for the years ended May
          31, 2003, 2002 and 2001
        Consolidated Statements of Cash Flows for the years ended May 31, 2003,
          2002 and 2001
        Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE:
        Schedule II - Valuation and Qualifying Accounts

    (3) EXHIBITS:
        Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K.
    The Company did not file any current reports on Form 8-K during the quarter ended May 31, 2003.

    Subsequent Form 8-K Filings
    On July 8, 2003, the Company filed a current report on Form 8-K to disclose that the Company issued a press release announcing its financial results for the quarter and fiscal year ended May 31, 2003 and that a related conference call was held on the same day to discuss these results. A copy of the release was furnished as an exhibit pursuant to Item 12 under Item 9 of such Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2003.


                                  BIOMET, INC.


                  By: /s/ DANE A. MILLER
                      -------------------------------------
                      Dane A. Miller, Ph.D.
                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 22, 2003.


                  By: /s/ NILES L. NOBLITT
                      -------------------------------------
                      Niles L. Noblitt, Director


                  By: /s/ DANE A. MILLER
                      -------------------------------------
                      Dane A. Miller, Director
                      (Principal Executive Officer)


                  By: /s/ JERRY L. FERGUSON
                      -------------------------------------
                      Jerry L. Ferguson, Director


                  By: /s/ M. RAY HARROFF
                      -------------------------------------
                      M. Ray Harroff, Director


                  By: /s/ KENNETH V. MILLER
                      -------------------------------------
                      Kenneth V. Miller, Director


                  By: /s/ JERRY L. MILLER
                      -------------------------------------
                      Jerry L. Miller, Director


                  By: /s/ L. GENE TANNER
                      -------------------------------------
                      L. Gene Tanner, Director

              By: /s/ THOMAS F. KEARNS, JR
                  -----------------------------------
                  Thomas F. Kearns, Jr., Director


              By: /s/ CHARLES E. NIEMIER
                  -----------------------------------
                  Charles E. Niemier, Director


              By: /s/ DANIEL P. HANN
                  -----------------------------------
                  Daniel P. Hann, Director


              By: /s/ MARILYN TUCKER QUAYLE
                  -----------------------------------
                  Marilyn Tucker Quayle, Director


              By: /s/ C. SCOTT HARRISON
                  -----------------------------------
                  C. Scott Harrison, Director


              By: /s/ PROF. DR. BERNHARD SCHEUBLE
                  -------------------------------------------
                  Prof. Dr. Bernhard Scheuble, Director


              By: /s/ GREGORY D. HARTMAN
                  -------------------------------------------
                  Gregory D. Hartman,
                  Senior Vice President - Finance
                  (Principal Financial Officer)


              By: /s/ JAMES W. HALLER
                  -------------------------------------------
                  James W. Haller, Controller
                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER ASSIGNED
IN REGULATION S-K, ITEM 601       TITLE OF EXHIBITS

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

     10.7 Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

(11)      No exhibit.

(12)      No exhibit.

(13)      No exhibit.

(14)      No exhibit.

(16)        No exhibit.

(18)        No exhibit.

(21) 21.1   Subsidiaries of the Registrant.*

(22)        No exhibit.

(23) 23.1   Consent of Ernst & Young LLP.*
     23.2   Consent of PricewaterhouseCoopers LLP.*

(24)        No exhibit.

(31) 31.1   Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.*

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32) 32.1   Written Statement of Chief Executive Officer and Chief Financial
            Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*Filed herewith