Form 10-Q
period 2003-08-31
BIOMET INC
filed 2003-10-02
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2003.

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

As of August 31, 2003, the registrant had 255,668,470 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                        Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 10

      Item 4.  Controls and Procedures                                      10

    Part II.   Other Information                                            11

    Signatures                                                              12

    Index to Exhibits                                                       13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2003 and May 31, 2003
(in thousands)

ASSETS
                                                 August 31,         May 31,
                                                    2003             2003
                                                 ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  221,711       $  225,650
  Investments                                       16,826           37,337
  Accounts and notes receivable, net               410,195          418,095
  Inventories                                      361,216          356,270
  Deferred income taxes                             54,642           54,262
  Prepaid expenses and other                        24,699           20,141
                                                 ---------        ---------
      Total current assets                       1,089,289        1,111,755
                                                 ---------        ---------
Property, plant and equipment, at cost             478,105          468,965
    Less, Accumulated depreciation                 226,692          215,519
                                                 ---------        ---------
      Property, plant and equipment, net           251,413          253,446
                                                 ---------        ---------
Investments                                        166,694          155,607
Goodwill,net                                       126,420          126,706
Intangible assets, net                              10,551           10,874
Other assets                                        15,580           13,781
                                                 ---------        ---------
Total assets                                    $1,659,947       $1,672,169
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2003 and May 31, 2003
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  August 31,         May 31,
                                                    2003              2003
                                                  ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  111,067       $  114,120
  Accounts payable                                   37,933           42,106
  Accrued income taxes                               28,724           12,453
  Accrued wages and commissions                      38,255           43,715
  Other accrued expenses                             54,067           54,260
                                                  ---------        ---------
     Total current liabilities                      270,046          266,654

Long-term liabilities:
  Deferred federal income taxes                       6,193            7,031
  Other liabilities                                     462              462
                                                  ---------        ---------
     Total liabilities                              276,701          274,147
                                                  ---------        ---------
Minority interest                                   114,008          111,888
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     144,755          141,931
  Additional paid-in capital                         53,981           54,081
  Retained earnings                               1,078,243        1,100,462
  Accumulated other comprehensive loss               (7,741)         (10,340)
                                                  ---------        ---------
     Total shareholders' equity                   1,269,238        1,286,134
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,659,947       $1,672,169
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2003 and 2002
(Unaudited, in thousands, except per share amounts)

                                                    2003               2002
                                                    ----               ----

Net sales                                         $370,319           $317,600

Cost of sales                                      105,618             90,137
                                                   -------            -------
  Gross profit                                     264,701            227,463

Selling, general and
  administrative expenses                          132,397            115,888
Research and development expense                    14,748             12,638
                                                   -------            -------
  Operating income                                 117,556             98,937

Other income, net                                    3,021              3,944
                                                   -------            -------
  Income before income taxes
    and minority interest                          120,577            102,881

Provision for income taxes                          41,979             35,594
                                                   -------            -------
  Income before minority interest                   78,598             67,287

Minority interest                                    2,120              1,281
                                                   -------            -------
  Net income                                      $ 76,478           $ 66,006
                                                   =======            =======
Earnings per share:
    Basic                                            $ .30              $ .25
                                                      ====               ====
    Diluted                                          $ .30              $ .25
                                                      ====               ====
Shares used in the computation of earnings per share:
    Basic                                          256,847            262,378
                                                   =======            =======
    Diluted                                        258,282            264,405
                                                   =======            =======
Cash dividends per common share                      $ .15              $ .10
                                                      ====               ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2003 and 2002
(Unaudited, in thousands)

                                                          2003          2002
                                                          ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 76,478      $ 66,006
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        11,870        10,316
      Amortization                                           754         1,025
      Gain on sale of investments, net                      (525)          (69)
      Minority interest                                    2,120         1,281
      Deferred income taxes                                 (470)         (699)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net                 8,357         1,484
        Inventories                                       (4,298)      (13,715)
        Prepaid expenses and other                        (4,781)        1,157
        Accounts payable                                  (4,437)        6,168
        Accrued income taxes                              16,309        13,148
        Accrued wages and commissions                     (5,460)       (4,769)
        Other accrued expenses                              (482)       (5,176)
                                                         -------        ------
        Net cash from operating activities                95,435        76,157
                                                         -------        ------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       59,010        46,211
  Purchases of investments                               (51,183)      (13,544)
  Capital expenditures                                    (9,379)      (10,024)
  Other                                                   (1,029)       (2,533)
                                                         -------        ------
        Net cash from (used in) investing activities      (2,581)       20,110
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease)in short-term borrowings, net        (3,525)        2,313
  Issuance of common shares                                4,001         2,249
  Cash dividends                                         (38,604)      (26,400)
  Purchase of common shares                              (61,720)     (106,000)
                                                         -------        ------
        Net cash used in financing activities            (99,848)     (127,838)
                                                         -------        ------
Effect of exchange rate changes on cash                    3,055         2,063
                                                         -------        ------
Decrease in cash and cash equivalents                     (3,939)      (29,508)
Cash and cash equivalents, beginning of year             225,650       154,297
                                                         -------       -------
Cash and cash equivalents, end of period                $221,711      $124,789
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

The accompanying consolidated balance sheet at May 31, 2003, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31:

                                2003         2002
                                ----         ----
                                  (in thousands)

        Reconstructive        $233,439     $192,025
        Fixation                62,133       59,381
        Spinal products         37,967       33,266
        Other                   36,780       32,928
                               -------      -------
                              $370,319     $317,600
                               =======      =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the three month periods ended August 31, 2003 and 2002 would have been as follows:


Net income as reported (in thousands)                      $76,478      $66,006
Deduct: Total stock-based employee compensation
  expense determined under the fair value method for
  all awards net of related tax effects (in thousands)       1,282        1,382
                                                            ------       ------
Pro forma net income (in thousands)                        $75,196      $64,624
                                                            ======       ======
Earnings per share:
  Basic, as reported                                         $0.30        $0.25
                                                              ====         ====
  Bacis, pro forma                                           $0.29        $0.25
                                                              ====         ====
  Diluted, as reported                                       $0.30        $0.25
                                                              ====         ====
  Diluted, pro forma                                         $0.29        $0.24
                                                              ====         ====

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation (depreciation) of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended August 31, 2003 and 2002 was $2,599,000 and $16,680,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 2003 and 2002 was $79,077,000 and $85,686,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2003 and May 31, 2003 are as  follows:

                                August 31,      May 31,
                                   2003           2003
                                ----------      -------
                                     (in thousands)

        Raw materials            $ 37,488      $ 37,685
        Work-in-process            39,685        38,110
        Finished goods            144,767       142,483
        Consigned                 139,276       137,992
                                  -------       -------
                                 $361,216      $356,270
                                  =======       =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2003, the Company issued 315,036 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $4,001,000. Purchases of Common Shares dursuant to the Common Share Repurchase Programs aggregrated 2,135,249 shares for $61,720,000 during the three months ended August 31, 2003.

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

NOTE 7:     CONTINGENCIES.

There are various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate.
Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 2003

The Company's cash and investments decreased $13,363,000 to $405,231,000 at August 31, 2003. This decrease resulted from the $38,604,000 dividend paid during the first quarter and the $61,720,000 used to purchase shares during the first three months pursuant to the share repurchase programs, offset by positive cash flow from operations.

Cash flows provided by operating activities were $95,435,000 for the first three months of fiscal 2004 compared to $76,157,000 in 2003. The primary sources of cash flows from operating activities in the first quarter were net income, depreciation, an increase in accrued income taxes and a reduction in accounts receivable. The primary uses were a reduction in accounts payable and accrued wages and commissions and an increase in inventory. Accrued income taxes increased during the quarter due to the first quarter tax estimates being due after the quarter end. Accounts payable decreased due to the lower levels of common stock being purchased at the end of this quarter versus last quarter, and accrued wages and commissions decreased because year end bonuses are paid during the first quarter. Inventory increases were caused by continued expansion in the Japanese market and new product introductions at 3i.

Cash flows used in investing activities were $2,581,000 for the first quarter of fiscal 2004 compared to cash flows provided of $20,110,000 in 2003. The reason for the change year over year is due to the Company purchasing more investment during the current year versus last year. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and capital equipment.

Cash flows used in financing activities were $99,848,000 for the first quarter of fiscal 2004 compared to a use of $127,838,000 in 2003. The primary use of cash flows from financing activities was the cash dividend paid this quarter and the share repurchase programs. In July 2003, the Company's Board of Directors declared a cash dividend of fifteen cents ($.15) per share payable to shareholders of record at the close of business on July 11, 2003.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures and research and development costs.

Pursuant to the terms of the Joint Venture Agreement with Merck KGaA ("Merck"), the Company granted Merck a put option whereby Merck has the right to elect to require the Company to purchase all, but not less than all, of Merck's interest in the BioMer C.V. ("BioMer"). Merck may exercise the put option by giving notice to the Company at any time during (a) the period beginning on May 1, 2001, and ending on May 10, 2008, or (b) a period of 180 days following receipt by Merck of notice from the Company that a "change of control" of the Company (as defined in the Joint Venture Agreement) has occurred prior to May 1, 2023. The put exercise price, which is payable in cash, is the greater of (i) a formula based on earnings of BioMer and multiples of comparative public companies, as defined in the Joint Venture Agreement, or (ii) the net book value of all the assets of BioMer less all liabilities of BioMer multiplied by Merck's 50% ownership percentage in BioMer. The put option formula is a mechanism whereby the Company would pay a fair market purchase price for Merck's 50% ownership interest in BioMer. If Merck chooses to exercise its put option in the future, at the time of exercise, the transaction could be deemed a material transaction for the Company; however, management believes that the transaction could be funded out of the Company's current operations and, given the Company's current cash position and the strength of its balance sheet, the transaction should not negatively impact the financial strength of the Company or its ongoing operations. As of the close of the Company's most recently completed fiscal quarter, the net book value purchase price of BioMer would be approximately $112 million, which may or may not reflect the fair market purchase price at the time of closing the put transaction, should it occur.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31,2002

Net sales increased 17% to $370,319,000 for the first quarter of fiscal 2004 from $317,600,000 for the same period last year. Excluding the impact of foreign currency which increased sales for the first quarter by $15.4 million, net sales increased 12%. The Company's U.S.-based revenue increased 12% to $252,095,000 during the first quarter of fiscal 2004, while foreign sales increased 27% to $118,224,000. Excluding the positive foreign currency exchange, foreign sales in local currencies increased 11%. Biomet's worldwide sales of reconstructive products during the first quarter of fiscal 2004 were $233,439,000, representing a 22% increase compared to last year. This increase came through balanced growth in all of the reconstructive product categories. Sales of fixation products were $62,133,000 for the first quarter of fiscal 2004, representing a 5% increase as compared to the same period in 2003. The Company is experiencing a slowdown in its external fixation products from competitive minimally invasive internal fixation plating systems replacing external fixation products and reprocessors reconditioning its products. In addition, the Company has consolidated its domestic fixation business into its EBI subsidiary to allow one salesforce to distribute a full range of orthopedic fixation products. Sales of spinal products were $37,967,000 for the first quarter of fiscal 2004, representing a 14% increase as compared to the same period in 2003. The increase is a result of continued market acceptance of EBI's spinal stimulation systems and the expansion of EBI's product portfolio in the hardware and biological segments of the spinal markets. The Company's sales of other products totaled $36,780,000, representing a 12% increase over the first quarter of fiscal year 2003, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales increased slightly as a percentage of net sales to 28.5% for the first quarter of fiscal 2004 from 28.4% for the same period last year. The increase in cost of sales as a percentage of net sales was primarily a result of higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. In local currencies, the Company continues to see improvement in this percentage. Selling, general and administrative expenses as a percentage of net sales decreased to 35.7% compared to 36.5% for the first quarter of last year. This decrease in the percentage is a result of the Company's continued emphasis on slowing its general and administrative expense growth. Research and development expenditures increased 17% during the quarter to $14,748,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 19% from $98,937,000 for the first quarter of fiscal 2003 to $117,556,000 for the first quarter of fiscal 2004. Other income decreased 23% to $3,021,000 compared to last year. Over the last seven quarters, the Company has used $491,000,000 to purchase its common stock which has reduced investable cash. In addition, as interest rates fall, higher yielding investments are called and replaced with lower yielding investments. The effective income tax rate increased to 34.8% for the first quarter of fiscal year 2004 from 34.6% last year primarily as a result of states increasing their tax rates.

These factors resulted in a 16% increase in net income to $76,478,000 for the first quarter of fiscal 2004 as compared to $66,006,000 for the same period in fiscal 2003. Basic and diluted earnings per share increased 20%, from $.25 to $.30 for the periods presented.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2003.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).
Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely notification to them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Control. During the first quarter of fiscal 2004 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 27, 2003. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2006.

     Name                                   Votes For            Votes Withheld
     Dane A. Miller, Ph. D.               220,123,612                 4,859,363
     Jerry L. Ferguson                    221,526,953                 3,456,022
     Thomas F. Kearns, Jr.                221,841,663                 3,141,312
     Daniel P. Hann                       221,498,956                 3,484,020

     The following directors will continue in office until their term expires at the 2004 Annual meeting of shareholders: M. Ray Harroff; Jerry L. Miller and Charles E. Niemier.

     The following directors will continue in office until their term expires at the 2005 Annual meeting of shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; L. Gene Tanner; and Marilyn Tucker Quayle.

2. The selection of Ernst & Young LLP as certified public accountants for the Company for the fiscal year ending May 31, 2004 was ratified by the shareholders, as follows: Votes For - 218,973,641; Votes Against - 4,758,329; and Abstentions and Broker Non-Votes - 1,251,004.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMET, INC.
------------
(Registrant)


DATE:  10/02/2003                    BY: /s/  GREGORY D. HARTMAN
       ----------                        -------------------------
                                         Gregory D. Hartman
                                         Senior Vice President - Finance
                                         (Principal Financial Officer)

                                         (Signing on behalf of the Registrant
                                         and as Principal Financial Officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

Number Assigned
in Regulation S-K
Item 601               Description of Exhibit
-----------------      ------------------------------------------------------
(2)                          No exhibit.

(4)                    4.1   Specimen certificate for Common Shares.
                             (Incorporated by reference to Exhibit 4.1 to the registrant's Report on Form 10-K for the fiscal year ended May 31, 1985).

                       4.2 Rights Agreement between Biomet, Inc. and Lake City Bank, as Rights Agent, dated as of December 2, 1989. (Incorporated by reference to Exhibit
                             4 to Biomet, Inc. Form 8-K Current Report dated December 22, 1989, File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer Company.

(10)                   10.1  Joint Venture Agreement between Biomet, Inc. and
                             Merck KGaA dated as of November 24, 1997
                             (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998 Commission File No. 0-12515).

(11)                         No exhibit.

(15)                         No exhibit.

(18)                         No exhibit.

(19)                         No exhibit.

(22)                         No exhibit.

(23)                         No exhibit.

(24)                         No exhibit.

(31)                   31.1  Certification of Chief Executive Officer pursuant
                             to Section 302 of the Sarbanes-Oxley Act of 2002.

                       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)                   32.1  Written Statement of Chief Executive Officer and
                             Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.