Form 10-Q
period 2003-11-30
BIOMET INC
filed 2004-01-13
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2003.

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

As of November 30, 2003, the registrant had 255,819,567 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2003 and May 31, 2003
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                   2003             2003
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  241,740       $  225,650
  Investments                                       15,541           37,337
  Accounts and notes receivable, net               439,312          418,095
  Inventories                                      375,929          356,270
  Deferred income taxes                             54,642           54,262
  Prepaid expenses and other                        26,063           20,141
                                                 ---------        ---------
      Total current assets                       1,153,227        1,111,755
                                                 ---------        ---------
Property, plant and equipment, at cost             496,818          468,965
    Less, Accumulated depreciation                 239,320          215,519
                                                 ---------        ---------
      Property, plant and equipment, net           257,498          253,446
                                                 ---------        ---------
Investments                                        186,486          155,607
Goodwill, net                                      127,738          126,706
Intangible assets, net                              12,376           10,874
Other assets                                        13,624           13,781
                                                 ---------        ---------
Total assets                                    $1,750,949       $1,672,169
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2003 and May 31, 2003
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                    2003             2003
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  123,648       $  114,120
  Accounts payable                                   39,097           42,106
  Accrued income taxes                               10,002           12,453
  Accrued wages and commissions                      43,502           43,715
  Other accrued expenses                             57,351           54,260
                                                  ---------        ---------
     Total current liabilities                      273,600          266,654

Long-term liabilities:
  Deferred income taxes                               6,918            7,031
  Other liabilities                                      --              462
                                                  ---------        ---------
     Total liabilities                              280,518          274,147
                                                  ---------        ---------
Minority interest                                   116,032          111,888
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     153,798          141,931
  Additional paid-in capital                         54,123           54,081
  Retained earnings                               1,144,336        1,100,462
  Accumulated other comprehensive income (loss)       2,142          (10,340)
                                                  ---------        ---------
     Total shareholders' equity                   1,354,399        1,286,134
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,750,949       $1,672,169
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2003 and 2002 (Unaudited, in thousands, except per share data)

                                        Six Months Ended     Three Months Ended
                                        ----------------     ------------------
                                         2003      2002        2003      2002
                                         ----      ----        ----      ----

Net sales                              $757,880  $659,048    $387,561  $341,448

Cost of sales                           214,408   188,742     108,790    98,605
                                        -------   -------     -------   -------
  Gross profit                          543,472   470,306     278,771   242,843

Selling, general and
  administrative expenses               269,061   237,137     136,664   121,249
Research and development expense         30,558    25,707      15,810    13,069
                                        -------   -------     -------   -------
  Operating income                      243,853   207,462     126,297   108,525

Other income, net                         6,690     6,802       3,669     2,858
                                        -------   -------     -------   -------
  Income before income taxes and
    minority interest                   250,543   214,264     129,966   111,383

Provision for income taxes               87,229    74,138      45,250    38,544
                                        -------   -------     -------   -------
  Income before minority interest       163,314   140,126      84,716    72,839
Minority interest                         4,144     3,766       2,024     2,485
                                        -------   -------     -------   -------
  Net income                           $159,170  $136,360    $ 82,692  $ 70,354
                                        =======   =======     =======   =======
Earnings per share:
  Basic                                    $.62      $.52        $.32      $.27
                                           ====      ====        ====      ====
  Diluted                                  $.62      $.52        $.32      $.27
                                           ====      ====        ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                 256,325   260,862     255,797   259,499
                                        =======   =======     =======   =======
  Diluted                               257,904   262,925     257,599   261,626
                                        =======   =======     =======   =======
Cash dividends per common share            $.15      $.10        $ --      $ --
                                           ====      ====        ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2003 and 2002
(Unaudited, in thousands)

                                                           2003          2002
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $159,170      $136,360
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        24,036        20,401
      Amortization                                         1,512         1,944
      Gain on sale of investments, net                      (692)          (59)
      Minority interest                                    4,144         3,766
      Deferred income taxes                               (1,103)         (967)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net               (16,819)      (15,788)
        Inventories                                       (9,799)      (11,195)
        Accounts payable                                  (7,089)        1,097
        Accrued income taxes                              (2,620)      (10,762)
        Other                                             (1,425)       (5,684)
                                                         -------       -------
        Net cash from operating activities               149,315       119,113
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       68,981        74,650
  Purchases of investments                               (77,237)      (31,919)
  Capital expenditures                                   (24,618)      (19,083)
  Other                                                   (1,878)       (3,614)
                                                         -------        ------
        Net cash from (used in) investing activities     (34,752)       20,034
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   6,877        12,043
  Issuance of common shares                               13,323         9,944
  Cash dividends                                         (38,604)      (26,431)
  Purchase of common shares                              (78,703)     (148,264)
                                                         -------        ------
        Net cash used in financing activities            (97,107)     (152,708)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,366)          785
                                                         -------        ------
Increase (decrease) in cash and cash equivalents          16,090       (12,776)
Cash and cash equivalents, beginning of year             225,650       154,297
                                                         -------       -------
Cash and cash equivalents, end of period                $241,740      $141,521
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

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

Net sales of musculoskeletal products by product category are as follows for the six and three month periods ended November 30:

                                    Six Months Ended      Three Months Ended
                                    ----------------      ------------------
                                     2003      2002        2003        2002
                                     ----      ----        ----        ----
                                                (in thousands)

     Reconstructive               $485,522   $403,939    $252,083    $211,914
     Fixation                      122,428    117,808      60,295      58,427
     Spinal products                76,946     69,463      38,979      36,197
     Other                          72,984     67,838      36,204      34,910
                                   -------    -------     -------     -------
                                  $757,880   $659,048    $387,561    $341,448
                                   =======    =======     =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the six and three month periods ended November 30, 2003 and 2002 would have been as follows:

                                         Six Months Ended    Three Months Ended
                                         ----------------    ------------------
                                          2003      2002      2003        2002
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $159,170  $136,360  $ 82,692  $ 70,354
Deduct: Total stock-based employee
  compensation espense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   2,563     2,764     1,281     1,382
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $156,607  $133,596  $ 81,411  $ 68,972
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $0.62     $0.52     $0.32     $0.27
                                            ====      ====      ====      ====
  Basic, pro forma                         $0.61     $0.51     $0.32     $0.26
                                            ====      ====      ====      ====
  Diluted, as reported                     $0.62     $0.52     $0.32     $0.27
                                            ====      ====      ====      ====
  Diluted, pro forma                       $0.61     $0.51     $0.32     $0.27
                                            ====      ====      ====      ====

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended November 30, 2003 and 2002 was $9,884,000 and $(4,000), respectively. Other comprehensive income for the six months ended November 30, 2003 and 2002 was $12,483,000 and $16,676,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2003 and 2002 was $92,576,000 and $70,350,000,
respectively. Total comprehensive income for the six months ended November 30, 2003 and 2002 was $171,653,000 and $153,036,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 2003 and May 31, 2003 are as  follows:

                                   November 30,      May 31,
                                      2003            2003
                                  ------------      -------
                                        (in thousands)

        Raw materials               $ 36,903       $ 37,685
        Work-in-process               40,513         38,110
        Finished goods               153,762        142,483
        Consigned distributor        144,751        137,992
                                     -------        -------
                                    $375,929       $356,270
                                     =======        =======

NOTE 4:     COMMON SHARES.

During the six months ended November 30, 2003, the Company issued 995,133 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $13,323,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 2,664,249 shares for $78,703,000 during the six months ended November 30, 2003.

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

NOTE 8:     SUBSEQUENT EVENTS.

On December 18, 2003, the Company announced that it had reached an agreement in principle with Merck KGaA, Darmstadt, Germany, to acquire Merck's 50% interest in the Biomet-Merck Joint Venture for an aggregate purchase price of $300 million in cash. Consummation of the acquisition, which is subject to certain conditions including completion of definitive documentation and clearance by applicable antitrust authorities, is expected to occur during the first calendar quarter of 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF NOVEMBER 30, 2003

The Company's cash and investments increased $25,173,000 to $443,767,000 at
November 30, 2003.   This increase resulted from positive cash flow from
operations, offset by the $38,604,000 dividend paid during the first quarter and the $78,703,000 used to purchase shares during the first six months pursuant to the Company's share repurchase programs.

Cash flows provided by operating activities were $149,315,000 for the first six months of fiscal 2004 compared to $119,113,000 in 2003. The primary sources of fiscal year 2004 cash flows from operating activities were net income and depreciation. The primary uses were increases in accounts receivable and inventory and a reduction in accounts payable. Over the last several quarters, the Company has experienced a greater sales growth in its insurance billings versus its hospital billings in the United States. These insurance billings historically have had a longer collection cycle. In addition, accounts receivable continue to increase as the Company's sales continue to grow. Inventories increased from new product introductions (specifically in Europe) and a buildup of inventory associated with the Company's establishment of its direct operations in Japan. Accounts payable decreased due to the lower levels of common stock being purchased at the end of this quarter versus the end of the fiscal year. Accounts and notes receivable and inventory balances were increased during the six month period by $4.4 million and $9.9 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $34,752,000 for the first six months of fiscal 2004 compared to cash flows provided of $20,034,000 in 2003. The primary use of cash flows from investing activities were purchases of investments and capital equipment offset by sales and maturities of investments.

Cash flows used in financing activities were $97,107,000 for the first six months of fiscal 2004 compared to a use of $152,708,000 in 2003. The primary use of cash flows from financing activities were the cash dividend paid in the first quarter and the share repurchase programs. In July 2003, the Company's Board of Directors declared a cash dividend of fifteen cents ($.15) per share payable to shareholders of record at the close of business on July 11, 2003.

Currently available funds, together with anticipated cash flows generated from future operations, are believed to be adequate to cover the Company's anticipated cash requirements, including the purchase of Merck's KGaA's 50% interest in the Biomet-Merck Joint Venture (see Footnote 8 in the Notes to Consolidated Financial Statements), capital expenditures, research and development costs, stock repurchases and litigation settlements, if any.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2002

Net sales increased 15% to $757,880,000 for the six-month period ended November 30, 2003, from $659,048,000 for the same period last year. Excluding the impact of foreign currency, which increased sales for the six months by $28.4 million, net sales increased 11% during the first six months of fiscal year 2004. The Company's U.S.-based revenue increased 11% to $516,797,000 during the first six months of fiscal 2004, while foreign sales increased 25% to $241,083,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 11%. The Company's worldwide sales of reconstructive products during the first six months of fiscal 2004 were $485,522,000, representing a 20% increase compared to the first six months of last year. This increase came through balanced growth in all of the reconstructive product categories. The Company's extensive line of reconstructive products continues to gain market share in this rapidly growing market. Sales of fixation products were $122,428,000 for the first six months of fiscal 2004, representing a 4% increase as compared to the same period in 2003. Sales of spinal products were $76,946,000 for the first six months of fiscal 2004, representing an 11% increase as compared to the same period in 2003. The increase is primarily a result of the expansion of EBI's product portfolio into the hardware and biological segments of the spinal markets. The Company's sales of other products totaled $72,984,000, representing an 8% increase over the first six months of fiscal year 2003, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales decreased as a percentage of net sales to 28.3% for the first six months of fiscal 2004 from 28.6% last year primarily as a result of increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased to 35.5% compared to 36.0% for the first six months last year. This decrease in the percentage is a result of the Company's continued emphasis on slowing its general and administrative expense growth. Research and development expenditures increased 19% during the first six months to $30,558,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 18% from $207,462,000 for the first six months of fiscal 2003, to $243,853,000 for the first six months of fiscal 2004. Other income decreased 1.6%. Over the last eight quarters, the Company has used $508,000,000 to purchase its common stock which has reduced cash available for investment. In addition, as interest rates fall, higher yielding investments are called and replaced with lower yielding investments. The effective income tax rate increased to 34.8% for the first six months of fiscal year 2004 from 34.6% last year primarily as a result of increases in domestic state income tax rates.

These factors resulted in a 17% increase in net income to $159,170,000 for the first six months of fiscal 2004 as compared to $136,360,000 for the same period in fiscal 2003. Basic and diluted earnings per share increased 19%, from $.52 to $.62 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

Net sales increased 14% to $387,561,000 for the second quarter of fiscal 2004, as compared to $341,448,000 for the same period last year. Excluding the impact of foreign currency, which increased second quarter sales by $13 million, net sales increased 10% during the second quarter of fiscal year 2004.
Operating income increased 16% from $108,525,000 for the second quarter of fiscal 2003, to $126,297,000 for the second quarter of fiscal 2004. During the second quarter, net income increased 18% to $82,692,000 as compared to $70,354,000 for the same period last year. Basic and diluted earnings per share increased 19% from $.27 to $.32 for the periods presented. The business factors resulting in these changes and relevant trends affecting the Company's business during the periods in question are comparable to those described in the preceding discussion for the six-month period.


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

(b) Changes in Internal Control. During the second quarter of fiscal 2004 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.
     (b)  Reports on Form 8-K. 	None.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:  1/13/2004                     BY:   /s/  Gregory D. Hartman
       ---------                           -----------------------
                                           Gregory D. Hartman
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

                                           (Signing on behalf of the registrant
                                           and as principal financial officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS

                                                                      Sequential
Number Assigned                                                 Numbering System
  in Regulation                                                      Page Number
   S-K Item 601          Description of Exhibit                       of Exhibit

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

           (11)          No exhibit

           (15)          No exhibit.

           (18)          No exhibit.

           (19)          No exhibit.

           (22)          No exhibit.

           (23)          No exhibit.

           (24)          No exhibit.

           (31) 31.1 Certification of Chief Exectuive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (32) 32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.