Form 10-Q
period 2004-02-29
BIOMET INC
filed 2004-04-14
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 29, 2004.

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

As of February 29, 2004, the registrant had 254,420,089 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 29, 2004 and May 31, 2003
(in thousands)

ASSETS
                                                February 29,       May 31,
                                                    2004            2003
                                                ------------       -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  376,923       $  225,650
  Investments                                       13,945           37,337
  Accounts and notes receivable, net               468,497          418,095
  Inventories                                      383,200          356,270
  Deferred income taxes                             54,642           54,262
  Prepaid expenses and other                        24,987           20,141
                                                 ---------        ---------
      Total current assets                       1,322,194        1,111,755
                                                 ---------        ---------
Property, plant and equipment, at cost             525,966          468,965
    Less, Accumulated depreciation                 258,426          215,519
                                                 ---------        ---------
      Property, plant and equipment, net           267,540          253,446
                                                 ---------        ---------
Investments                                         72,770          155,607
Goodwill, net                                      130,299          126,706
Intangible assets, net                              10,033           10,874
Other assets                                        15,089           13,781
                                                 ---------        ---------
Total assets                                    $1,817,925       $1,672,169
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 29, 2004 and May 31, 2003
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 29,       May 31,
                                                     2004            2003
                                                 ------------       -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  122,465       $  114,120
  Accounts payable                                   38,769           42,106
  Accrued income taxes                               17,746           12,453
  Accrued wages and commissions                      45,964           43,715
  Other accrued expenses                             63,598           54,260
                                                  ---------        ---------
     Total current liabilities                      288,542          266,654

Long-term liabilities:
  Deferred income taxes                               7,455            7,031
  Other liabilities                                      --              462
                                                  ---------        ---------
     Total liabilities                              295,997          274,147
                                                  ---------        ---------
Minority interest                                   118,161          111,888
                                                  ---------        ---------

Contingencies (Note 7)

Shareholders' equity:
  Common shares                                     161,159          141,931
  Additional paid-in capital                         54,155           54,081
  Retained earnings                               1,159,125        1,100,462
  Accumulated other comprehensive income (loss)      29,328          (10,340)
                                                  ---------        ---------
     Total shareholders' equity                   1,403,767        1,286,134
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,817,925       $1,672,169
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 29, 2004 and February 28, 2003
(Unaudited, in thousands, except per share data)

                                       Nine Months Ended     Three Months Ended
                                       -----------------     ------------------
                                        2004      2003         2004      2003
                                        ----      ----         ----      ----

Net sales                           $1,168,065  $1,013,090   $410,185  $354,042

Cost of sales                          330,400     296,378    115,992   107,636
                                     ---------   ---------    -------   -------
  Gross profit                         837,665     716,712    294,193   246,406

Selling, general and
  administrative expenses              414,773     365,126    145,712   127,990
Research and development expense        46,450      40,262     15,892    14,555
                                     ---------   ---------    -------   -------
  Operating income                     376,442     311,324    132,589   103,861

Other income, net                       10,260      15,947      3,570     9,145
                                     ---------   ---------    -------   -------
  Income before income taxes and
    minority interest                  386,702     327,271    136,159   113,006

Provision for income taxes             134,659     113,307     47,430    39,169
                                     ---------   ---------    -------   -------
  Income before minority interest      252,043     213,964     88,729    73,837
Minority interest                        6,273       5,010      2,129     1,243
                                     ---------   ---------    -------   -------
  Net income                        $  245,770  $  208,954   $ 86,600  $ 72,594
                                     =========   =========    =======   =======
Earnings per share:
  Basic                                   $.96        $.80       $.34      $.28
                                          ====        ====       ====      ====
  Diluted                                 $.95        $.80       $.34      $.28
                                          ====        ====       ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                255,916     259,895    255,110   257,929
                                       =======     =======    =======   =======
  Diluted                              257,892     261,597    257,244   259,824
                                       =======     =======    =======   =======
Cash dividends per common share           $.15        $.10       $ --      $ --
                                          ====        ====       ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 29, 2004 and February 28, 2003
(Unaudited, in thousands)

                                                           2004          2003
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $245,770      $208,954
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        38,876        31,003
      Amortization                                         2,274         2,608
      Gain on sale of investments, net                      (583)         (153)
      Minority interest                                    6,273         5,010
      Deferred income taxes                               (1,562)          646
      Changes in current assets and liabilities:
        Accounts and notes receivable, net               (37,130)      (32,675)
        Inventories                                       (2,059)       (2,146)
        Accounts payable                                  (6,782)       (8,376)
        Accrued income taxes                               4,597       (17,173)
        Other                                              4,419        (3,320)
                                                         -------       -------
        Net cash from operating activities               254,093       184,378
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments      215,286       104,717
  Purchases of investments                              (106,694)      (43,899)
  Capital expenditures                                   (42,594)      (41,766)
  Other                                                   (1,587)       (4,178)
                                                         -------        ------
        Net cash from investing activities                64,411        14,874
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       (2,254)        6,655
  Issuance of common shares                               21,874        13,897
  Cash dividends                                         (38,604)      (26,431)
  Purchase of common shares                             (152,020)     (187,115)
                                                         -------        ------
        Net cash used in financing activities           (171,004)     (192,994)
                                                         -------        ------
Effect of exchange rate changes on cash                    3,773         7,222
                                                         -------        ------
Increase in cash and cash equivalents                    151,273        13,480
Cash and cash equivalents, beginning of year             225,650       154,297
                                                         -------       -------
Cash and cash equivalents, end of period                $376,923      $167,777
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

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

Net sales of musculoskeletal products by product category are as follows for the nine and three month periods ended February 29, 2004 and February 28, 2003:

                                    Nine Months Ended     Three Months Ended
                                    -----------------     ------------------
                                     2004       2003       2004        2003
                                     ----       ----       ----        ----
                                                (in thousands)

     Reconstructive             $  755,726  $  626,192   $270,203    $222,253
     Fixation                      184,889     176,869     62,460      59,061
     Spinal products               116,267     105,620     39,322      36,157
     Other                         111,183     104,409     38,200      36,571
                                 ---------   ---------    -------     -------
                                $1,168,065  $1,013,090   $410,185    $354,042
                                 =========   =========    =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the nine and three month periods ended February 29, 2004 and February 28, 2003 would have been as follows:

                                        Nine Months Ended    Three Months Ended
                                        -----------------    ------------------
                                          2004      2003      2004        2003
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $245,770  $208,954  $ 86,600  $ 72,594
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   3,853     4,146     1,290     1,382
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $241,917  $204,808  $ 85,310  $ 71,212
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $0.96     $0.80     $0.34     $0.28
                                            ====      ====      ====      ====
  Basic, pro forma                         $0.95     $0.79     $0.33     $0.28
                                            ====      ====      ====      ====
  Diluted, as reported                     $0.95     $0.80     $0.34     $0.28
                                            ====      ====      ====      ====
  Diluted, pro forma                       $0.94     $0.79     $0.33     $0.27
                                            ====      ====      ====      ====

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended February 29, 2004 and February 28, 2003 was $27,186,000 and $22,034,000, respectively. Other comprehensive income for the nine months ended February 29, 2004 and February 28, 2003 was $39,668,000 and $38,710,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 29, 2004 and February 28, 2003 was $113,786,000 and $94,628,000, respectively. Total comprehensive income for the nine months ended February 29, 2004 and February 28, 2003 was $285,438,000 and $247,664,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at February 29, 2004 and May 31, 2003 are as  follows:

                                February 29,      May 31,
                                   2004            2003
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 36,503       $ 37,685
        Work-in-process            44,574         38,110
        Finished goods            155,214        142,483
        Consigned inventory       146,909        137,992
                                  -------        -------
                                 $383,200       $356,270
                                  =======        =======

NOTE 4:     COMMON SHARES.

During the nine months ended February 29, 2004, the Company issued 1,551,155 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $21,874,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 4,619,749 shares for $152,020,000 during the nine months ended February 29, 2004.

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

NOTE 7:     CONTINGENCIES.

There are various claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 8:     SUBSEQUENT EVENTS.

On March 22, 2004, the Company announced the successful completion of the agreement with Merck KGaA, Darmstadt, Germany, to acquire Merck's 50% interest in the Biomet-Merck Joint Venture for an aggregate purchase price of $300 million in cash. The transaction has now been completed subject only to the receipt of clearance from the competition authorities in certain European jurisdictions.

On March 8, 2004, the Company announced that it had entered into a definitive agreement with Interpore International, Inc. under which the Company will acquire all of the outstanding common stock of Interpore for $14.50 per share, in cash, representing a total equity value of approximately $280 million. The Company will use currently available cash and readily available short-term debt to fund the transaction, which is expected to close in the second calendar quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF FEBRUARY 29, 2004

The Company's cash and investments increased $45,044,000 to $463,638,000 at
February 29, 2004.   This increase resulted from positive cash flow from
operations, offset by the $38,604,000 dividend paid during the first quarter and the $152,020,000 used to purchase shares during the first nine months pursuant to the Company's share repurchase programs.

Cash flows provided by operating activities were $254,093,000 for the first nine months of fiscal 2004 compared to $184,378,000 in 2003. The primary sources of fiscal year 2004 cash flows from operating activities were net income and depreciation. The primary uses were increases in accounts receivable and inventory and a reduction in accounts payable. Over the last several quarters, the Company has experienced a greater sales growth in its insurance billings versus its hospital billings for bone healing products in the United States. These insurance billings historically have had a longer collection cycle. In addition, accounts receivable continue to increase as the Company's sales continue to grow. Inventories increased from new product introductions (specifically in Japan) and a buildup of inventory associated with the Company's establishment of its direct operations in Japan. Biomet's direct operations in Japan have experienced an increased in sales by 108% for the first nine months compared to last year. Accounts payable decreased due to the lower levels of common stock being purchased at the end of this quarter versus the end of the fiscal year. Accounts and notes receivable and inventory balances were increased during the nine month period by $13.3 million and $24.9 million, respectively, due to currency exchange rates.

Cash flows provided from investing activities were $64,411,000 for the first nine months of fiscal 2004 compared to $14,874,000 in 2003. The primary source of cash flows from investing activities were sales and maturities of investments offset by purchases of investments and capital equipment. In preparation for the cash needed to complete the Biomet-Merck Joint Venture transaction (see Footnote 8 in the Notes to Consolidated Financial Statements), the Company began liquidation of some longer term higher yielding investments and invested them in short-term cash.

Cash flows used in financing activities were $171,004,000 for the first nine months of fiscal 2004 compared to a use of $192,994,000 in 2003. The primary use of cash flows from financing activities were the cash dividend paid in the first quarter and the share repurchase programs. In July 2003, the Company's Board of Directors declared a cash dividend of fifteen cents ($.15) per share payable to shareholders of record at the close of business on July 11, 2003.

Currently available funds, together with anticipated cash flows generated from future operations and readily available short-term debt, are believed to be adequate to cover the Company's anticipated cash requirements, including the purchase of Merck's KGaA's 50% interest in the Biomet-Merck Joint Venture and the acquisition of Interpore International, Inc. (see Footnote 8 in the Notes to Consolidated Financial Statements), capital expenditures, research and development costs and stock repurchases.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2003

Net sales increased 15% to $1,168,065,000 for the nine-month period ended February 29, 2004, from $1,013,090,000 for the same period last year. Excluding the impact of foreign currency, which increased sales for the nine months by $46.3 million, net sales increased 11% during the first nine months of fiscal year 2004. The Company's U.S.-based revenue increased 11% to $788,317,000 during the first nine months of fiscal 2004, while foreign sales increased 26% to $379,748,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 11%. The Company's worldwide sales of reconstructive products during the first nine months of fiscal 2004 were $755,726,000, representing a 21% increase compared to the first nine months of last year. This increase came through balanced growth in all of the reconstructive product categories. Sales of fixation products were $184,889,000 for the first nine months of fiscal 2004, representing a 5% increase as compared to the same period in 2003. Sales of spinal products were $116,267,000 for the first nine months of fiscal 2004, representing a 10% increase as compared to the same period in 2003. The increase was primarily a result of the expansion of EBI's product portfolio into the hardware and biological segments of the spinal market. The Company's sales of other products totaled $111,183,000, representing a 6% increase over the first nine months of fiscal year 2003, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales decreased as a percentage of net sales to 28.2% for the first nine months of fiscal 2004 from 29.3% for the same period last year. This decrease primarily resulted from increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased to 35.5% compared to 36.0% for the first nine months last year. This decrease is a result of the Company's continued efforts to slowing its general and administrative expense growth. Research and development expenditures increased 15% during the first nine months to $46,450,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 21% from $311,324,000 for the first nine months of fiscal 2003, to $376,442,000 for the first nine months of fiscal 2004. Other income decreased 36%. Excluding the effect of the pre-tax gain of approximately $5.8 million to reflect the Federal Circuit's decision that the Company did not owe post-judgment interest in connection with the damage award paid in the Tronzo litigation, other income increased 1%. The Company's average cash balances have remained fairly constant compared to last year due to the use of cash flows to fund the stock repurchase programs. Over the last nine quarters, the Company has used $581,000,000 to purchase its common stock. The effective income tax rate increased to 34.8% for the first nine months of fiscal year 2004 from 34.6% last year primarily as a result of increases in domestic state income tax rates.

These factors resulted in an 18% increase in net income to $245,770,000 for the first nine months of fiscal 2004 as compared to $208,954,000 for the same period in fiscal 2003. Basic earnings per share increased 20%, from $.80 to $.96 for the periods presented while diluted earnings per share increased 19%, from $.80 to $.95 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003

Net sales increased 16% to $410,185,000 for the third quarter of fiscal 2004, as compared to $354,042,000 for the same period last year. Excluding the impact of foreign currency, which increased third quarter sales by $17.9 million, net sales increased 11% during the third quarter of fiscal year 2004. The Company's U.S.-based revenue increased 11% to $271,520,000 during the third quarter of fiscal 2004, while foreign sales increased 27% to $138,665,000. Excluding the positive foreign exchange adjustment, foreign sales in local currencies increased 11%. The Company's worldwide sales of reconstructive products during the third quarter of fiscal 2004 were $270,203,000, representing a 22% increase compared to the same period last year. This increase came through balanced growth in all of the reconstructive product categories. Sales of fixation products were $62,460,000 for the third quarter of fiscal 2004, representing a 6% increase as compared to the same period in 2003. Sales of spinal products were $39,322,000 for the third quarter of fiscal 2004, representing a 9% increase as compared to the same period in 2003. The increase was primarily a result of the expansion of EBI's product portfolio into the hardware and biological segments of the spinal market. The Company's sales of other products totaled $38,200,000, representing a 4% increase over the same period of fiscal year 2003, primarily as a result of increased sales of arthroscopy products and softgoods and bracing products.

Cost of sales decreased as a percentage of net sales to 28.3% for the third quarter of fiscal 2004 from 30.4% for the same period last year. This decrease primarily resulted from increased in-house manufacturing efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased to 35.5% compared to 36.1% for the third quarter of last year. This decrease is a result of the Company's continued efforts to slowing its general and administrative expense growth. Research and development expenditures increased 9% during the third quarter to $15,892,000 reflecting the Company's continued emphasis on new product introductions. Operating income rose 28% from $103,861,000 for the third quarter of fiscal 2003, to $132,589,000 for the third quarter of fiscal 2004. Other income decreased 61%. Excluding the effect of the pre-tax gain of approximately $5.8 million to reflect the Federal Circuit's decision that the Company does not owe post-judgment interest in connection with the damage award paid in the Tronzo litigation, other income increased 7%. The effective income tax rate increased to 34.8% for the third quarter of fiscal year 2004 from 34.6% last year primarily as a result of increases in domestic state income tax rates.

These factors resulted in a 19% increase in net income to $86,600,000 for the third quarter of fiscal 2004 as compared to $72,594,000 for the same period in fiscal 2003. Basic and diluted earnings per share increased 21%, from $.28 to $.34 for the periods presented.


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

(b) Changes in Internal Control. During the third quarter of fiscal 2004 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


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


DATE:   4/14/2004                    BY:   /s/  Gregory D. Hartman
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