Form 10-K
period 2004-05-31
BIOMET INC
filed 2004-08-12
CIK 351346

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________to_______________________.

                          Commission file No. 0-12515.

                               [BIOMET INC LOGO]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on November 28, 2003, as reported by The Nasdaq National Market, was approximately $8,355,197,828. As of July 21, 2004, there were 254,012,785 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                           PARTS OF FORM 10-K
                                                           INTO WHICH DOCUMENT
IDENTITY OF DOCUMENT                                         IS INCORPORATED
Proxy Statement with respect to the 2004
Annual Meeting of Shareholders of the Registrant                Part III

================================================================================

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of federal securities laws. Those statements are often indicated by the use of words such as "will," "intend," "anticipate," "estimate," "expect," "plan" and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company's products; the Company's intent and ability to expand its operations; assumptions and estimates regarding the size and growth of certain market segments; the Company's ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company's capital resources to meet the needs of its business; the Company's intent and ability to consummate acquisitions; the Company's continued investment in new products and technologies; the ultimate success of the Company's strategic alliances; the ultimate marketability of products currently being developed; the ability to successfully implement new technology; future declarations of cash dividends; the Company's ability to sustain sales and earnings growth; the Company's goals for sales and earnings growth; the future value of the Company's Common Stock; the ultimate effect of the Company's Share Repurchase Programs; the Company's success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the impact of the transfer of responsibility for the Company's internal fixation products; the ability of the Company to integrate the operations of acquired businesses; and the Company's ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. Readers of this report should carefully read the factors set forth under the caption "Business-Risk Factors" beginning on page 11 of this report for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

                                TABLE OF CONTENTS

                                                   PART I

ITEM 1.  BUSINESS......................................................................................      1
ITEM 2.  PROPERTIES....................................................................................     16
ITEM 3.  LEGAL PROCEEDINGS.............................................................................     17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     17

                                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASES OF EQUITY SECURITIES....................................................     18
ITEM 6.  SELECTED FINANCIAL DATA.......................................................................     19
ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.............     20
ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................     25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................     26
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........     43
ITEM 9A. CONTROLS AND PROCEDURES.......................................................................     43

                                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................     44
ITEM 11. EXECUTIVE COMPENSATION........................................................................     44
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS     44
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................     45
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................     45

                                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................     45


                                     PART I

ITEM 1. BUSINESS.

GENERAL

Biomet, Inc. ("Biomet" or the "Company"), an Indiana corporation incorporated in 1977, and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy. The Company's product portfolio encompasses reconstructive products, fixation devices, spinal products and other products. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 50 locations worldwide.

The Company's principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P.; Biomet Europe B.V.; Implant Innovations, Inc.; Walter Lorenz Surgical, Inc. and Arthrotek, Inc. Unless the context requires otherwise, the term "Company" as used herein refers to Biomet and all of its subsidiaries.

On March 22, 2004, Biomet announced the completion of the acquisition of Merck KGaA's 50% interest in the Biomet Merck joint venture for an aggregate purchase price of $300 million in cash. The joint venture was established in 1998 and had sales of approximately $366 million during fiscal year 2004.

On June 18, 2004, the Company completed the merger of Interpore International, Inc., now known as Interpore Spine Ltd. ("Interpore"), with a wholly-owned subsidiary of Biomet. As a result of the merger, Interpore shareholders were entitled to receive $14.50 per share in cash, representing an aggregate purchase price of approximately $280 million. Interpore's primary products include spinal implants, orthobiologics and minimally-invasive surgery products used by surgeons in a wide variety of applications.

The Company's annual reports on Form 10-K (for the four most recent fiscal years), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on, or may be accessed through, the Investors Section of the Company's Internet website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission.

PRODUCTS

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Rest of World. Reconstructive products include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS(R) System and the procedure-specific instrumentation required to implant the Company's reconstructive systems. Fixation devices include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category includes softgoods and bracing products, arthroscopy products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive product, fixation device or spinal product segment.

The following table shows the net sales and percentages of total net sales contributed by each of the Company's product segments for each of the three most recent fiscal years ended May 31, 2004.

                                                           YEARS ENDED MAY 31,
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
                              ---------------------------------------------------------------------------
                                        2004                      2003                      2002
                                             PERCENT                   PERCENT                   PERCENT
                                  NET       OF TOTAL        NET       OF TOTAL        NET       OF TOTAL
                                 SALES      NET SALES      SALES      NET SALES      SALES      NET SALES
                              ----------    ---------   ----------    ---------   ----------    ---------
Reconstructive Products       $1,052,865       65%      $  867,602       63%      $  721,004       60%
Fixation Devices                 248,821       15%         237,117       17%         215,544       18%
Spinal Products                  159,927       10%         143,607       10%         125,119       11%
Other Products                   153,640       10%         141,974       10%         130,235       11%
                              ----------      ---       ----------      ---       ----------      ---
Total                         $1,615,253      100%      $1,390,300      100%      $1,191,902      100%
                              ----------      ---       ----------      ---       ----------      ---

RECONSTRUCTIVE PRODUCTS

Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company's primary orthopedic reconstructive joints are knees, hips and extremities, but it produces other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company's reconstructive devices, as well as bone cements and delivery systems. Additionally, dental reconstructive implants and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

      KNEE SYSTEMS. A total knee replacement typically includes a femoral component, a patellar component, a tibial component and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. Partial, or unicondylar, knee replacement is an option when only a portion of the knee requires replacement.

The Company continues to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Repicci II(R) Unicondylar Knee System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure can often be performed on an outpatient basis and requires a smaller incision and minimal bone removal, which may result in shorter recovery time and reduced blood loss. The Oxford(TM) Unicompartmental Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong sales outside the United States. The Company has recently received approval from the U.S. Food and Drug Administration ("FDA") to market the Oxford(TM) Knee in the United States and the initial rollout of the Oxford(TM) Knee will begin in fiscal year 2005. The Oxford(TM) Knee is currently the only free-floating meniscal unicompartmental system approved for use in the United States. The Company's offering of minimally-invasive knee systems also includes the Alpina(R) Unicompartmental Knee, which is not currently available in the U.S., and the Vanguard M(TM) Series Unicompartmental Knee System. The Vanguard(TM) System is designed to accommodate surgeons who prefer a fully-instrumented, minimally-invasive unicondylar system, and incorporates a fixed-bearing tibial component to accompany the femoral component and instruments of the Oxford(TM) Unicompartmental Knee System.

The Maxim(R) Complete Knee System incorporates cruciate retaining, posterior stabilized and constrained components, and competes in both the primary and revision knee market segments. The Maxim(R) System continues to be the Company's largest-selling knee system.

The Ascent(TM) Total Knee System incorporates an open box posterior stabilized femoral component with a swept-back anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patellar tracking and contribute to reduced lateral release rates. The Ascent(TM) System addresses the needs of both the primary and revision markets. The Ascent(TM) Knee System also features an option with a cruciate retaining primary series for those patients who do not require a posterior stabilized femoral component.

The Biomet(R) Orthopaedic Salvage System (OSS(TM)) continues to gain market acceptance. This system provides modular flexibility while reducing overall inventory demands. The OSS(TM) System is used mainly in instances of severe bone loss or significant soft tissue instability as a result of multiple revision surgeries or oncological bone deficiencies.

During fiscal year 2004, the Company initiated the global launch of primary components of Biomet's newest and most comprehensive knee system, the Vanguard(TM) Complete Knee Replacement System. This launch was accomplished in conjunction with Biomet's Microplasty(R) Minimally Invasive Total Knee Instrumentation, and will continue throughout fiscal year 2005. The Company also promotes the Microplasty(R) Total Knee Instruments as the instrument set of choice for support of both the Maxim(R) and Ascent(TM) Knee Systems. The Microplasty(R) Instrumentation is designed to reduce incision size and surrounding soft tissue disruption, which may provide reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure.

During fiscal year 2005, the Company intends to continue to focus development efforts on the completion of the mobile bearing and revision options of the Vanguard(TM) Complete Knee System, as well as expansion of the instrument platform to include less invasive posterior referencing, anterior referencing, and image guided options.

      HIP SYSTEMS. A total hip replacement involves the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company offers a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company's patented ArCom(R) polyethylene-lined or metal-on-metal acetabular components. Many of the femoral prostheses utilize the Company's proprietary porous plasma spray (PPS(TM)) coating, which enhances the attachment of bone cement to the stem or enables cementless fixation.

The Alliance(R) family of hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance(R) hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instruments. The Alliance(R) family of hip systems includes the Answer(R), Bi-Metric(R), Bio-Groove(R), Hip Fracture, Integral(R), Intrigue(TM), Osteocap RS(R), Progressive(R), Reach(R), RX 90(R) and Vision(R) Hip Systems. The Alliance(R) family was further augmented by introducing Exact(TM) Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.

The Mallory/Head(R) Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory/Head(R) Revision Calcar components provide innovative solutions for difficult revision cases and have demonstrated excellent clinical results. The Mallory/Head(R) Calcar replacement prosthesis is offered in both a one-piece and modular geometry, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency. The modular version of the Mallory/Head(R) System incorporates the Company's patented roller hardened technology, which dramatically increases the strength of the modular connection.

The Company continues to explore the development of innovative articulation technologies and materials. Biomet's M(2)a(TM) Metal-on-Metal Hip System combines a cobalt chrome head with a cobalt chrome liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M(2)a-Taper(TM) Metal-on-Metal Articulation System may be utilized on most of Biomet's femoral components and has continued to evolve with the introduction of the M(2)a-38(TM) Hip Articulation System, which incorporates larger diameter metal-on-metal components designed to offer increased range of motion and decrease the likelihood of hip dislocation. The C(2)a(TM) RingLoc(R) Ceramic-on-Ceramic Articulation System, being sold in markets outside the United States, is currently in clinical studies within the United States. The Company is also developing the C(2)a(TM)-Taper Ceramic-on-Ceramic Articulation System, which may be introduced during calendar year 2005. In addition, the Company is pursuing the development of a diamond-on-diamond hip articulation system through its relationship with Diamicron, Inc., a global leader in the research, development and manufacture of polycrystalline diamond composite technology for biomedical applications. During fiscal year 2005, the Company also intends to introduce ArCom(R) XL, a highly-crosslinked polyethylene.

The Taperloc(R) Hip System is marketed for non-cemented use in patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc(R) femoral component is a collarless, flat, wedge-shaped implant that provides excellent durability and stability in a design that is relatively simple and predictable to implant. The incorporation of standard and lateralized offset options provides the surgeon with the ability to reconstruct a stable joint with proper leg length in virtually all patient anatomies.

The Company continues to enhance its commitment to minimally-invasive approaches to surgical techniques through the development of the Microplasty(R) Minimally Invasive Hip Instruments. Biomet's minimally-invasive hip development efforts have been focused on four surgical approaches. Instruments relating to the posterior and anterior lateral approaches were introduced during fiscal year 2004 and instruments relating to additional approaches are scheduled for introduction during fiscal year 2005. The superior design of the Microplasty(R) Minimally Invasive Hip Instruments helped to increase the demand for Biomet's hip systems throughout the world during fiscal year 2004.

The Company has a complete line of constrained hip liners, which are indicated for patients with a high risk of hip dislocation. While the percentage of patients requiring a constrained liner is relatively small, surgeons often prefer to utilize a primary and revision system that includes this option. The Freedom(R) Constrained Liner, introduced during fiscal year 2004, offers an enhanced range of motion of 110(degree) and a wide series of options.

The Company intends to introduce several new hip products during fiscal year 2005, including the M(2)a Magnum(TM) Metal-on-Metal Acetabular System and the ReCap(R) Femoral Resurfacing System. The M(2)a Magnum(TM) System utilizes a larger head design, ranging in size from 38mm to 60mm, designed to more closely replicate natural anatomy. The M(2)a Magnum(TM) System is designed to provide the surgeon with the ability to implant a larger femoral head in a patient with a small acetabulum. The ReCap(R) Total Resurfacing System, scheduled for launch in Europe in fiscal year 2005, is a bone-conserving system cleared for use with patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis.

      EXTREMITY Systems. The Company offers a variety of shoulder systems including the Absolute(R) Bi-Polar, Bi-Angular(R), Bio-Modular(R), Copeland(TM), Integrated(TM) and Mosaic(TM) Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland(TM) Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has over 10 years of positive clinical results in the United Kingdom. The modular Mosaic(TM) System is utilized to create a shoulder implant in complex revision and salvage/oncology procedures. The Discovery(TM) Elbow is a unique total elbow device that incorporates an ArCom(R) polyethylene molded bearing and condylar hinge mechanism designed to produce a more anatomic articulation than observed in simple hinged elbow implants. The iBP(TM) (Instrumented Bone Preserving) Elbow System is marketed in Europe and is designed to closely resemble the natural anatomy of the elbow to allow for a more complex pattern of movement than simple hinged implants.

      DENTAL RECONSTRUCTIVE IMPLANTS. Through its subsidiary, Implant Innovations, Inc.("3i"), the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth. 3i's flagship product, the OSSEOTITE(R) product line, features a patented micro-porous surface technology, which allows for earlier loading and improved bone integration to the surface of the implant compared to competitive dental implants. The OSSEOTITE(R) CERTAIN(TM) implant system, introduced during fiscal year 2004, is an internally connected system that, through the use of the QuickSeat(TM) connection, provides audible and tactile feedback when abutments and copings are seated into the implant. In addition, the 6/12 point connection design of the OSSEOTITE(R) CERTAIN(TM) implant system offers enhanced flexibility in placing the implant and abutment. 3i also introduced the DIEM(TM) Immediate Occlusal Loading(TM) Guidelines during fiscal year 2004 as a reference for the use of specially-designed components and surgical tools that allows clinicians to offer the convenience of one-visit implant therapy to appropriate patients.

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

The Company is involved in the ongoing development of bone cements and delivery systems. The Company has successfully penetrated the domestic and European cement markets with Palacos(R) Bone Cement, which is marketed primarily in conjunction with the Optivac(R) Vacuum Mixing System. The Generation 4(R) Bone Cement with VacPac(R) Delivery System is a proprietary, self-contained system designed to promote consistency and integrity of the cement, eliminate exposure to fumes during mixing, and reduce operating room time due to ease of the mixing and delivery process. During fiscal year 2004, Biomet received 510(k) clearance to market Palacos(R) G Bone Cement with gentamicin antibiotic in the United States. Palacos(R) cement with gentamicin antibiotic has been the standard of care in Europe for thirty-live years.

Additional products and services for reconstructive indications include bone graft substitute materials and services related to allograft material. Calcigen(R) S calcium sulfate bone graft substitute is a self-setting paste used to fill bone voids. The Calcigen(R) PSI (Porous Synthetic Implant) Bone Graft System is a porous, calcium phosphate bone substitute material used as a bone void filler. The Company also provides services related to the supply of allograft material procured through several tissue bank alliances. Biomet's VacPac(R) System, initially designed for the vacuum mixing and delivery of bone cement, is also being utilized to package freeze-dried allografts. The flexible vacuum package allows rehydration with saline, blood or blood products inside the

Palacos(R) is a registered trademark of Heraeus Kulzer GmbH.

vacuum package. Markets being addressed by the Company's allograft services include the orthopedic and dental reconstructive market segments, as well as the spinal and arthroscopy segments.

The GPS(R) (Gravitational Platelet Separation) System, which is distributed by the Company's Cell Factor Technologies subsidiary, is a unique device that collects platelet concentrate from a small volume of the patient's blood using a fast, single spin process. The GPS(R) System offers a high quality platelet concentrate and has broad potential applications in the reconstructive and spine markets. The GPS(R) System is marketed in conjunction with the Biomet(R) Rapid Recovery Program, a comprehensive approach to patient education, a minimally-invasive surgical approach and pain management that was developed in conjunction with leading U.S. orthopedic surgeons.

During fiscal year 2004, Biomet began the introduction of the Acumen(TM) Surgical Navigation System to the global market, enhancing visualization for minimally-invasive and traditional procedures. Procedure-specific software continues to be developed for reconstructive, fixation, spinal and arthroscopic procedures. During fiscal year 2004, the Company received clearances from the FDA for the Acumen(TM) Surgical Navigation System software for use with the Maxim(R) Complete Knee System, the OptiROM(R) Elbow Fixator, the Quad 4(TM) Intramedullary Nail System and the SpineLink(R)-II Spinal Fixation System. The Company anticipates receiving clearances from the FDA during fiscal year 2005 for the Acumen(TM) Navigation System software for use with the Repicci II(R) Unicondylar Knee System and the Taperloc(R) Hip System.

FIXATION DEVICES

The Company's fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications.

      ELECTRICAL STIMULATION SYSTEMS. The Company's subsidiary, EBI, L.P. ("EBI"), is the market leader in the electrical stimulation segment of the fixation market. In fiscal year 2004, the FDA acknowledged EBI's extensive preclinical research documenting the Mechanism of Action for its pulsed electromagnetic field ("PEMF") technology. The Mechanism of Action for the PEMF technology involves the stimulation of a cascade of bone morphogenic proteins ("BMPs").

The EBI Bone Healing System(R) unit is a non-invasive option for the treatment of recalcitrant bone fractures (nonunions) which have not healed with conventional surgical and/or non-surgical methods. The non-invasive treatments sold by EBI generally provide an alternative to surgical intervention in the treatment of recalcitrant bone fractures, failed joint fusions and congenital pseudarthrosis. The EBI Bone Healing System(R) units produce low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. EBI's preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-(beta), BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System(R) unit may be utilized over a patient's cast, incorporated into the cast or worn over the skin.

The OrthoPak(R) Bone Growth Stimulation System offers a small, lightweight, non-invasive bone growth stimulator using capacitive coupling technology. The Mechanism of Action behind EBI's capacitive coupling stimulation technology involves the stimulation of osteopromotive factors involved in normal bone healing, such as TGF-B1 and PGE2. The OrthoPak(R) System provides greater ease of use and enhances access to fracture sites.

EBI also offers an implantable option when bone growth stimulation is required subsequent to surgical intervention. The EBI OsteoGen(R) Surgically Implanted Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat a recalcitrant fracture. The Mechanism of Action behind EBI's direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. In addition, electrochemical reactions at the cathode lower oxygen concentrations and increase pH. These reactions result in enhanced osteoblastic activity and decreased osteoclastic activity.

      EXTERNAL FIXATION DEVICES. External fixation is utilized for stabilization of fractures when alternative methods of fixation are not suitable. The Company's EBI subsidiary offers a complete line of systems that address the various segments of the trauma and reconstructive external fixation marketplace. The DynaFix(R) and DynaFix(R) Vision(TM) Systems are patented, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities. EBI also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.

      INTERNAL FIXATION DEVICES. The Company's internal fixation devices include products such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures. They are intended as aids to healing and may be removed when healing is complete; they are not intended to replace normal body structures. During fiscal year 2004, the Company transferred its internal fixation business from Biomet Orthopedics to EBI, allowing the Company's full range of fixation products to be distributed by EBI for a more dynamic selling approach. The full implementation of this transition is expected to continue through fiscal year 2005.

The VHS(R) Vari-Angle Hip Fixation System, used primarily in the treatment of hip fractures, is a growing product line for the Company. The components of the VHS(R) Vari-Angle Hip Fixation System can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative flexibility to achieve the optimum fixation angle. The Holland(TM) Nail System is a single, universal trochanteric nail designed to treat all types of femoral (hip or thigh) fractures. The Biomet(R) Low Profile Tibial Nail, used to treat fractures between the knee and ankle, is primarily indicated in the treatment of unstable or nonunion fractures. The Quad 4(TM) Intramedullary Nail System requires approximately 50% less inventory than competitive systems and is uniquely designed to address the widest possible variety of femoral fractures. The Biomet(R) Ankle Arthrodesis Nail is designed for reconstructive procedures where internal fixation is the desired fixation option to achieve solid fusion of the ankle joint. During fiscal year 2004, the Company initiated several development projects, including minimally-invasive plating systems and next generation intramedullary nail products to enhance the Company's fixation portfolio of products.

      CRANIOMAXILLOFACIAL FIXATION SYSTEMS. The Company manufactures and distributes craniomaxillofacial and neurosurgical titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical and craniofacial surgeons through its subsidiary, Walter Lorenz Surgical, Inc. ("Lorenz Surgical"). Lorenz Surgical also offers specialty craniomaxillofacial surgical instruments, HTR-PMI(R) Hard Tissue Replacement material custom craniofacial implants and the Mimix(TM) Bone Substitute Material for use in craniomaxillofacial and neurosurgical applications.

Lorenz Surgical manufactures and markets the LactoSorb(R) Fixation System of resorbable plates and screws comprised of a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb(R) System is comparable in strength to titanium plating systems at its initial placement and is resorbed within 9 to 15 months after implantation. The LactoSorb(R) System is especially beneficial in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws.

Mimix(TM) Bone Substitute Material is a synthetic tetra-calcium phosphate/tri-calcium phosphate material. This material is most commonly used for the repair of cranial defects and is currently offered in putty form. Mimix(TM) QS, a quick-setting bone substitute material, provides surgeons with a faster-setting formulation. The Company intends to introduce the Mimix(TM) MP (malleable putty) during fiscal year 2005. This version of the Mimix(TM) material in malleable putty form is designed to improve handling properties of this self-setting bone void filling material.

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

SPINAL PRODUCTS

The Company's spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and allograft services for spinal applications and artificial disc replacement products.

      SPINAL FUSION STIMULATION SYSTEMS. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. EBI distributes both non-invasive and implantable electrical stimulation units that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. EBI has assembled extensive preclinical research documenting the Mechanism of Action for the technology utilized in its spinal fusion stimulation systems.

The EBI SpinalPak(R) Spine Fusion Stimulator utilizes capacitive coupling technology to encourage fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the stimulation of osteopromotive factors that modulate normal bone healing, such as TGF-B1 and PGE2. The unit consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak(R) System is patient friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to achieve fusion success.

VHS(R) is a registered trademark of Implant Distribution Network, Ltd.

EBI's surgically implanted SpF(R) Spinal Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind EBI's direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. The SpF(R) System has exhibited a 50% increase in fusion success rates over fusions with autograft alone.

      SPINAL FIXATION SYSTEMS. The Company distributes a traditional rod and plate system under the trademark EBI(R) Omega 21(TM) Spine System. EBI also manufactures and markets the SpineLink(R)-II Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems by linking each spine segment individually for intra-segmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient's anatomy. EBI's VueLock(R) Anterior Cervical Plate System offers surgeons several important benefits, including a one-step locking mechanism featuring a pre-attached expansive ring that eliminates the need for additional locking components, as well as a low profile that minimizes interference with anatomical soft tissue structures. In addition, the open design of the VueLock(R) System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and post-operatively on x-ray. EBI entered the top-loading pedicle screw market in fiscal year 2004 with the Array(TM) Spinal System. The Array(TM) System has a single, locking setscrew featuring V-Force(TM) Thread Technology designed to enhance the intraoperative ease of use for the surgeon during system locking. During fiscal year 2004, EBI continued the launch of the VuePASS(TM) Portal Access Surgical System, which offers a minimally-invasive spinal fusion procedure option. The Ionic(R)Spine Spacer System features an open design that allows for optimal bone graft placement and bone ingrowth, along with the additional benefit of excellent postoperative x-ray visualization.

      BONE SUBSTITUTE MATERIALS. Traditional spinal fixation surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. The OsteoStim(R) Resorbable Bone Graft Substitute material is a granular form of calcium phosphate that is resorbed and replaced with natural bone during the healing process. The EBI(R) OsteoStim(R) DBM (Demineraiized Bone Matrix) Putty, derived exclusively from human bone, can be used with a variety of substances, such as bone substitute material, machined allograft, autograft and platelet rich plasma, to enhance the surgeon's treatment options. EBI also markets the OsteoStim(R) Skelite(R) Resorbable Bone Graft Substitute.

      PRECISION MACHINED ALLOGRAFT. Many spinal fusion procedures, in both the lumbar and cervical spine, involve inter-body spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. EBI distributes the OsteoStim(R) Cervical Allograft Spacer for anterior cervical interbody fusions and the OsteoStim(R) ALIF Allograft Spacer for anterior lumbar interbody fusions. In fiscal year 2004, EBI introduced the OsteoStim(R) PLIF Allograft Spacer for posterior lumbar interbody fusions. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

      ARTIFICIAL DISC REPLACEMENT PRODUCTS. The clinical study for the lumbar version of EBI's Regain(TM) Artificial Disc, a one-piece pyrocarbon artificial disc nucleus replacement, is scheduled to begin during fiscal year 2005. The pyrocarbon material has a high level of strength, is biocompatible and extremely resistant to wear. The clinical study for the cervical version of Regain(TM) Artificial Disc is also scheduled to begin during fiscal year 2005. In addition, EBI is developing lumbar and cervical versions of the Rescue(TM) Total Disc Replacement product. Further, the Company's development efforts in the artificial disc market will be augmented in fiscal year 2005 as a result of the acquisition of Interpore International, Inc. and its Min T(TM) Artificial Disc.

OTHER PRODUCTS

The Company also manufactures and distributes several other products, including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. EBI manufactures and distributes an extensive line of orthopedic support products under the EBI(R) Sports Medicine trade name. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. ("Arthrotek") subsidiary'.

      ORTHOPEDIC SUPPORT PRODUCTS. EBI distributes a line of orthopedic support products under the EBI(R) Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the Support-on-Site (S.O.S.(SM)) stock and bill program, which efficiently handles the details of product delivery for the healthcare provider. The MD (multi-dimensional) Elbow Brace, with its dual-hinge adjustment to control range of motion, accommodates various treatment and rehabilitation plans. During fiscal

Skelite is a registered trademark of Millenium Biologix, Inc.

year 2004, EBI introduced the Alliance(TM) Functional Knee Brace, a lightweight product, anatomically designed for each patient. EBI is committed to continuing to expand its line of orthopedic support devices and intends to launch the Alliance(TM) OTS (off the shelf) Brace during fiscal year 2005. EBI also intends to create further line extensions during fiscal year 2005 related to the following product groups: EBI/Aircast Cryo-Cuff(R) , Fracture Walker with Gravity Cold Therapy Liner, Gravity Ankle System, Shoulder Wedge, Universal Hand Splint, Ulnar Styloid Wrist Brace, and the Sports Back Brace.

      ARTHROSCOPY PRODUCTS. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek's principal products consist of the CurvTek(R) Bone Tunneling System for the reattachment of soft tissue to bone, LactoSorb(R) resorbable arthroscopic fixation products, MaxBraid(TM) PE high strength suture material and the Bone Mulch(TM) Screw/WasherLoc(TM) Device for anterior cruciate ligament repair.

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

The Company continues to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, the Company is well positioned to take advantage of external acquisition and development opportunities. An important component of the Company's strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products, including the relationships forged with Z-KAT, Inc. and Diamicron, Inc. The relationship with Z-Kat, Inc. has resulted in the Acumen(TM) Surgical Navigation System.

For the years ended May 31, 2004, 2003 and 2002, the Company expended approximately $64,886,000, $55,309,000 and $50,750,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company's principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthros-copy products, resorbable technology, biomaterial products and image-guided software in the musculoskeletal products field.

The Company's research and development efforts have produced more than 410 new products and services during the last five fiscal years. During fiscal year 2005, the Company intends to release several new products, product line extensions and improvements.

GOVERNMENT REGULATION

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. It has always been the practice of the Company to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. This practice is reflected in the Company's Code of Business Conduct and Ethics and the responsibility of the Audit Committee of the Board of Directors to review the Company's systems of internal control, its process for monitoring compliance with laws and regulations and its process for monitoring compliance with its Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant, and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. The Company devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. The Company believes that it is no more or less adversely affected by existing government regulations than are its competitors.

In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002 and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices and related medical products.

The Company believes it is well positioned to face the changing international regulatory environment. The International Standards Organization ("ISO") has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company's products. Each of the Company's products sold in Europe bears the CE mark.

In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to health care and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient's type of illness identified with reference to the patient's diagnosis under one or more of several hundred diagnosis-related groups ("DRGs"). Other factors affecting a specific hospital's reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Company's orthopedic reconstructive products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures-Lower Extremities), DRG 471 (Bilateral Major Procedures of the Lower Extremity) and DRG 491 (Major Joint and Limb Reattachment Procedures-Upper Extremities), and have also received approval for pass-through coding under the Hospital Outpatient Prospective Payment System. Effective October 1,2003, certain reimbursements for DRG payment were adjusted. The payments for DRG 209,471 and 491 increased 1.6%, 2.3% and 4.0%, respectively. The average DRG payments for spinal and trauma procedures increased 4.5% and 4.7%, respectively. Revised DRG rates will go into effect for certain DRG codes effective October 1,2004. The reimbursement rates for DRG 209,471 and 491 are scheduled to increase 2.7%, 2.5% and 2.5%, respectively. In addition, the average reimbursement rates for spinal and trauma procedures are proposed to increase 4.9% and 3.9%, respectively.

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

SALES AND MARKETING

The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow to approximately 64 million by the year 2014. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while applying state-of-the-art solutions to the demands of the increasingly active patient. The Company believes it has firmly positioned itself as a surgeon advocate and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.

The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company's product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company's products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In Europe, the Company's products are promoted by a mixture of direct sales representatives, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in approximately ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company's products are marketed by more than 2,200 sales representatives throughout the world.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the holiday seasons.

The Company's customers are the hospitals, surgeons, other physicians and healthcare providers who use its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers, as well as the Company's ability to design and manufacture products that meet the physicians' technical requirements at a competitive price.

For the fiscal years ended May 31,2004, 2003 and 2002, the Company's foreign sales aggregated $535,721,000, $423,662,000 and $335,527,000, respectively, or
33%, 30% and 28% of net sales, respectively. Major international markets for the Company's products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company's business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2004, foreign sales were positively impacted by $63.7 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note L of the Notes to Consolidated Financial Statements included in Item 8 of this report and are incorporated herein by reference.

The Company has inventory located throughout the world with its customers, its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31,2004, inventory of approximately $148,830,000 was located with these distributors, salespersons and customers.

COMPETITION

The business of the Company is highly competitive. Major competitors in the orthopedic reconstructive device market include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Orthopaedics, a division of Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; and Smith & Nephew plc. Management believes these four companies, together with Biomet Orthopedics, have the predominant share of the orthopedic reconstructive device market. Competition within the industry is primarily based on service, clinical results, and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, the continued superior clinical results of its products, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

EBI's spinal fixation systems compete with those of Medtronic/Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy Spine, a Johnson & Johnson company; Synthes, Inc.; Stryker Spine, a division of Stryker Corp.; Zimmer Spine, a subsidiary of Zimmer Holdings, Inc.; and others.

EBI's external fixation devices compete with other external fixation devices primarily on the basis of price, ease of application and clinical results. EBI's principal competitors in the external fixation market are Smith & Nephew plc; Stryker Trauma, a division of Stryker Corp.; Synthes, Inc.; and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company's internal fixation product lines compete with those of DePuy, Inc., a Johnson & Johnson company; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew pic; Stryker Trauma, a division of Stryker Corp.; and Synthes, Inc.

EBI's electrical stimulation devices primarily compete with those offered by Orthofix, Inc., a subsidiary of Orthofix International N.V.; dj Orthopedics, LLC, a subsidiary of dj Orthopedics, Inc.; and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service and success rates of various treatment alternatives.

3i products compete in the areas of dental reconstructive implants and related products. Its primary competitors in the dental implant market include Straumann AG; Nobel Biocare AB; and Zimmer Dental, a subsidiary of Zimmer Holdings, Inc.

Lorenz Surgical primarily competes in the craniomaxillofacial fixation, specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include Synthes, Inc.; Stryker Leibinger Micro Implants, a division of Stryker Corp.; KLS-Martin, L.P.; and Osteomed Corp.

Arthrotek products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy, a division of Smith & Nephew plc; Stryker Corp; Linvatec Corp., a subsidiary of CONMED Corporation; Mitek, a division of Ethicon, a Johnson & Johnson Company; and Arthrex, Inc.

RAW MATERIALS AND SUPPLIES

The raw materials used in the manufacture of the Company's orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of the Company's raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by the Company, such as cobalt alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory' of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of the Company's operations are. not materially dependent on raw material costs.

EBI purchases all components of its electrical stimulators from approximately 120 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI's orders could be filled.

3i purchases all materials to produce its products from approximately 82 suppliers, approximately 26 of whom are the single source of supply for the particular product. 3i believes that, in the event of a shortage, there are readily available alternative sources of supply for all products, and maintains an inventory of materials sufficient to meet any short-term shortages of supply.

EMPLOYEES

As of May 31, 2004, the Company's domestic operations (including Puerto Rico) employed approximately 3,620 persons, of whom approximately 1,860 were engaged in production and approximately 1,760 in research and development, sales, marketing, administrative and clerical efforts. The Company's international subsidiaries employed approximately 1,710 persons, of whom approximately 825 were engaged in production and approximately 885 in research and development, sales, marketing, administrative and clerical efforts. None of the Company's principal domestic manufacturing employees is represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers' Councils which negotiate labor hours and termination rights. The Workers' Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.

The establishment of Biomet's domestic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company's European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. EBI's Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.

PATENTS AND TRADEMARKS

The Company believes that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, management continues to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. Management enforces its intellectual property rights consistent with the Company's strategic objectives. The Company does not believe that it has any single patent or license (or series of patents or licenses) that is material to its operations. The Company is not aware of any single patent, that if lost or invalidated, would be material to its consolidated revenues or earnings.

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

RISK FACTORS

The following factors, among others, could cause the Company's future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, financial condition and results of operations. The risks identified in this section are not exhaustive. The Company operates in a dynamic and competitive environment. New risk factors affecting the Company emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of the Company's risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

THE COMPANY'S FUTURE PROFITABILITY DEPENDS ON THE SUCCESS OF THE COMPANY'S PRINCIPAL PRODUCT LINES.

Sales of the Company's reconstructive products accounted for approximately 65% of the Company's net sales for the year ended May 31, 2004. The Company expects sales of reconstructive products to continue to account for a significant portion of the Company's aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect the Company's business, results of operations and financial condition.

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

Moreover, research and development efforts may require a substantial investment of time and resources before the Company is adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that the Company is able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by the Company's competitors of products embodying new technologies or features.

THE COMPANY IS SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. As discussed under the heading "Government Regulation" in Item 1 - "Business" of this Form 10-K, for some products and in some areas of the world, such as the United States, Canada, Japan and Europe, government regulation is significant. Overall, there appears to be a trend toward more stringent regulation throughout the world. The Company does not anticipate this trend to dissipate in the near future. In addition, the medical device industry is subject to a myriad of complex laws governing Medicare and Medicaid reimbursements, and the U.S. Department of Health and Human Services has become increasingly vigilant in recent years with respect to investigations of various business practices. Further, as a publicly-traded company, the Company is subject to increasingly demanding corporate and financial legislation in the United States, such as the Sarbanes-Oxley Act of 2002, which requires the time and attention of management and creates additional costs and expenses. In general, the development, testing, manufacture and marketing of the Company's products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, the Company is required to implement and maintain stringent reporting, labeling and record keeping procedures. The Company cannot assure that the relevant authorities will approve any of its products. Furthermore, governmental and regulatory actions against the Company can result in various actions that could adversely impact the Company's operations, including:

      -     the recall or seizure of products;

      - the suspension or revocation of the authority necessary for the production or sale of a product;

      -     the imposition of fines and penalties;

      - the delay of the Company's ability to introduce new products into the market; and

      -     other civil or criminal sanctions against the Company.

THE COMPANY IS SUBJECT TO RISKS ARISING FROM CURRENCY EXCHANGE RATE FLUCTUATIONS, WHICH COULD INCREASE THE COMPANY'S COSTS AND MAY CAUSE THE COMPANY'S PROFITABILITY TO DECLINE.

During fiscal year 2004, sales of the Company's products in foreign markets approximated $535,721,000, or 33% of the Company's total revenues. Accordingly, the U.S. dollar value of the Company's foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company's foreign-generated revenues was generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company's results of operations. The Company's consolidated net sales were favorably affected by 4.6% and 3.2% during fiscal years 2004 and 2003, respectively, as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

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

In addition, some health care providers in the United States have adopted or are considering the adoption of a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Health care providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these, and other, pricing pressures, the Company's competitors may lower the prices for their products. The Company may not be able to match the prices offered by the Company's competitors, thus adversely impacting the Company's results of operations and prospects. Further, in the event that the United States considers the adoption of a national health care system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on the Company's business, results of operations and financial condition.

Outside the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which the company's products are sold, government-managed health care systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the Company's products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. The ability of the Company to continue to sell certain of its products profitably in these markets may diminish if the government-managed health care systems continue to reduce reimbursement rates.

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

                                                             Served as Executive   Current Position(s)
Name, Age and Business Experience                               Officer Since       with the Company
---------------------------------                            -------------------   -------------------
DANE A. MILLER, PH.D., 58
President and Chief Executive Officer of the Company.                 1977         President and Chief
Director of the Company since 1977.                                                Executive Officer and
                                                                                   Director of the Company.

NILES L. NOBLITT, 53
Chairman of the Board of the Company.                                 1978         Chairman of the Board
Director of the Company since 1977.                                                and Director of the Company.

CHARLES E. NIEMIER, 48
Senior Vice President - International Operations of the               1984         Senior Vice President -
Company.                                                                           International Operations
Director of the Company since 1987.                                                and Director of the Company.

GARRY L. ENGLAND, 50
Senior Vice President - Warsaw Operations of the Company.             1987         Senior Vice President -
                                                                                   Warsaw Operations of the Company.
DANIEL P. HANN, 49
Senior Vice President, General Counsel and Secretary of the           1989         Senior Vice President and
Company.                                                                           General Counsel, Secretary
Director of the Company since 1989.                                                and Director of the Company.

JOEL P. PRATT, 50
Senior Vice President of the Company since June 1999 and President    1990         Senior Vice President
of Walter Lorenz Surgical, Inc. since January 2002; prior thereto,                 of the Company and President
President of Arthrotek, Inc.                                                       of Walter Lorenz Surgical, Inc.

GREGORY D. HARTMAN, 47
Senior Vice President - Finance and Chief Financial Officer of        1991         Senior Vice President -
the Company.                                                                       Finance and Chief Financial
                                                                                   Officer of the Company.

JAMES W. HALLER, 47
Controller of the Company and Vice President - Finance                1991         Controller of the Company
of Biomet Orthopedics, Inc. since June 2001; prior thereto,                        and Vice President - Finance
Controller of the Company.                                                         of Biomet Orthopedics, Inc.

JERRY L. FERGUSON, 63
Vice Chairman of the Board of the Company.                            1994         Vice Chairman of the Board
Director of the Company since 1977.                                                and Director of the Company.

JAMES R. PASTENA, 53
Vice President of the Company and President                           1998         Vice President of the
of EBI, L.P.                                                                       Company and President
                                                                                   of EBI, L.P.

BART J. DOEDENS, 45
Vice President of the Company since June 2002 and President           2002         Vice President of the Company
of Implant Innovations, Inc. since January 2001. Prior                             and President of Implant
thereto, Vice President International Marketing and Sales of                       Innovations, Inc.
Implant Innovations, Inc.

ROGER P. VAN BROECK, 56
Vice President of the Company since July 2004 and President           2004         Vice President of the Company
of Biomet Europe B.V. since March 2004. Prior thereto                              and President of Biomet
Chief Executive Officer of BioMer C.V. and Biomet Merck B.V.                       Europe B.V.

ITEM 2. PROPERTIES.

The following are the principal properties of the Company:

                                                                                         SQUARE                 OWNED/
FACILITY                                                           LOCATION               FEET                  LEASED
--------                                                           --------              -------                ------
Corporate headquarters of Biomet, Inc.;                 Warsaw, Indiana                  434,600                 Owned
manufacturing, storage and research and development
facility of Biomet Manufacturing Corp.; and
distribution center and offices of Biomet
Orthopedics, Inc.

Administrative, manufacturing and distribution          (1) Parsippany, New Jersey(1)     63,000                 Owned
facility of EBI, L.P. and administrative offices of     (2) Parsippany, New Jersey       209,700                 Owned
Electro-Biology, Inc.

Manufacturing facility of EBI, L.P.                     Allendale, New Jersey             30,000                Leased

Manufacturing facility of EBI, L.P.                     Marlow, Oklahoma                  51,500                 Owned

Administrative, manufacturing and                       Jacksonville, Florida             82,500                 Owned
distribution facility of Lorenz Surgical

Office, manufacturing and distribution                  (1) Palm Beach Gardens, FL        67,000                 Owned
facility of Implant Innovations, Inc.                   (2) Palm Beach Gardens, FL(2)     69,000                 Owned

Office and manufacturing facilities of Arthrotek,       (1) Ontario, California           35,400                 Owned
Inc.                                                    (2) Redding, California           14,400                Leased

Manufacturing facility of Biomet Fair Lawn L.P.         Fair Lawn, New Jersey             40,000                 Owned

Office and manufacturing facility of Electro-Biology,   Guaynabo, Puerto Rico             34,700                 Owned
Inc.

Office, manufacturing and distribution                  (1) Irvine, California            36,800
facilities of Interpore Spine Ltd.                      (2) Irvine, California            27,700                Leased
                                                                                                                Leased

Office, manufacturing and warehouse                     Valence, France                   86,100                 Owned
facility of Biomet France Sarl

Office, manufacturing and warehouse                     Berlin, Germany                   49,900                 Owned
facilities of Biomet Deutschland GmbH

Office and research and development facility            Darmstadt, Germany                29,200                Leased
of Biomet Merck Biomaterials GmbH

Administrative offices of Biomet Europe B.V.            Dordrecht,                        37,700                 Owned
and office and warehouse facility of Biomet             The Netherlands
Nederland BV

Office and manufacturing facility of IQL                Valencia, Spain                   69,600                 Owned

Office, manufacturing and warehouse facilities          Sjobo, Sweden                     24,200                 Owned
of Biomet Cementing Technologies AB

Manufacturing and administrative                        (1) Bridgend, South Wales        105,200                 Owned
facilities of Biomet UK Ltd.                            (2) Swindon, England              53,400                 Owned

In addition, the Company maintains more than 30 offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America. The Company believes that all of its facilities are adequate, well-maintained and suitable for the development, manufacture, distribution and marketing of all its products.

(1) Includes 42,000 square feet of space in this facility that is leased to other parties.

(2) Includes 46,000 square feet of space in this facility that is leased to other parties.

ITEM 3. LEGAL PROCEEDINGS.

On October 3, 2002, a complaint was filed against the Company by Spinal Concepts, Inc. ("Spinal Concepts") alleging that certain U.S. patents owned by Spinal Concepts are infringed by the VueLock(R) Anterior Cervical Plate System manufactured by EBI, L.P. The Company has received an opinion of counsel that the patents cited by Spinal Concepts are not infringed by the VueLock(R) plate system manufactured by EBI. The complaint seeks, among other things, consequential and treble damages, a reasonable royalty and costs. The parties continue to engage in discovery. The Company continues to manufacture and sell the VueLock(R) Plate System. On June 28, 2004, the Company's subsidiary, Cross Medical Products Inc., filed suit against Spinal Concepts alleging that Spinal Concepts' InCompass(R), Pathfinder(TM) and SpeedLink(TM) products infringe U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442, all of which are owned by Cross Medical. On July 14, 2004, the Company's subsidiary, EBI, L.P., also filed suit against Spinal Concepts alleging that an instrument sold with Spinal Concepts' AcuFix(TM) cervical plate infringes U.S. Patent No. 6,599,290 owned by EBI. Management intends to vigorously defend and prosecute this matter. We are unable to determine the likelihood of a favorable outcome or the range of any potential loss. The Company has no insurance coverage for any potential loss in this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by The Nasdaq National Market for each of the three most recent fiscal years ended May 31. The Approximate number of shareholders of record as of July 21, 2004 was 6,319.

                                       High                   Low
2004
         Fourth                       $41.67                $37.05
         Third                         41.25                 34.50
         Second                        36.25                 29.56
         First                         30.95                 27.26
2003
         Fourth                       $33.50                $26.74
         Third                         30.50                 26.42
         Second                        32.00                 25.69
         First                         29.28                 21.75
2002
         Fourth                       $32.68                $25.18
         Third                         33.26                 26.77
         Second                        33.74                 24.33
         First                         34.36                 25.06

The Company paid cash dividends of $0.15, $0.10 and $0.09 per share for fiscal years ending May 31, 2004, 2003 and 2002, respectively.

On July 1, 2004, the Company announced a cash dividend of $0.20, payable July 23, 2004, to shareholders of record at the close of business on July 16, 2004.

All market prices and dividend information have been adjusted to give retroactive effect to the three-for-two stock split announced July 9, 2001.

                     ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2004, the Company had two publicly-announced share repurchase programs outstanding. The first, announced July 2, 2003, approved the purchase of 2,000,000 shares to be automatically purchased in equal installments over a twelve-month period expiring July 1, 2004. The second, also announced July 2, 2003, approved the purchase of shares up to $100 million in open market or privately negotiated transactions. The second program expired on March 1, 2004 when the total dollar amount approved was purchased. The shares repurchased in the last quarter of fiscal 2004 and average price paid are as follow:

                                               TOTAL NUMBER OF
                                                   SHARES
             TOTAL NUMBER     AVERAGE             PURCHASED           MAXIMUM NUMBER OF
                  OF           PRICE             AS PART OF            SHARES THAT MAY
                SHARES        PAID PER            PUBLICLY            YET BE PURCHASED
  PERIOD       PURCHASED       SHARE           ANNOUNCED PLANS         UNDER THE Plans
----------   ------------    ---------        ----------------        -----------------
MARCH 1-31      200,639       $ 38.34              200,639                 504,000
APRIL 1-30      168,000         40.37              168,000                 336,000
MAY 1-31        160,000         38.92              160,000                 176,000
                -------       -------              -------                 -------
TOTAL           528,639       $ 39.16              528,639                 176,000

ITEM 6.  SELECTED FINANCIAL DATA.

Income Statement Data
Years ended May 31,
(in thousands, except per share amounts)


                                                            2004          2003           2002           2001          2000
Net sales ...........................................   $ 1,615,253   $ 1,390,300    $ 1,191,902     $1,030,663   $   923,551
Cost of sales .......................................       461,502       407,295        332,727        296,063       281,351
                                                        -----------   -----------    -----------     ----------   -----------
Gross profit ........................................     1,153,751       983,005        859,175        734,600       642,200

Selling, general and administrative expenses ........       595,234       495,391        437,731        374,793       326,618
Research and development expense ....................        64,886        55,309         50,750         43,020        40,208
Other charges/(credits) .............................             -        (5,800)             -         26,100        11,700
                                                        -----------   -----------    -----------     ----------   -----------
 Operating income ...................................       493,631       438,105        370,694        290,687       263,674

Other income net ....................................        15,165        13,638          5,421*        19,989        17,018
                                                        -----------   -----------    -----------     ----------   -----------
 Income before income taxes and minority  interest...       508,796       451,743        376,115        310,676       280,692
Provision for income taxes ..........................       176,098       156,961        127,665        105,906        99,738
                                                        -----------   -----------    -----------     ----------   -----------
 Income before minority interest ....................       332,698       294,782        248,450        204,770       180,954
Minority interest ...................................         7,071         8,081          8,710          7,224         7,183
                                                        -----------   -----------    -----------     ----------   -----------
 Net income .........................................   $   325,627   $   286,701    $   239,740     $  197,546   $   173,771
                                                        -----------   -----------    -----------     ----------   -----------
Earnings per share:
 Basic ..............................................          1.27   $      1.10    $       .89     $      .74   $       .66
 Diluted ............................................          1.27          1.10            .88            .73           .65
                                                        -----------   -----------    -----------     ----------   -----------
Shares used in the computation of earnings per share:
 Basic ..............................................       255,512       259,493        268,475        267,915       264,294
 Diluted ............................................       257,204       261,394        271,245        270,746       267,242
                                                        -----------   -----------    -----------     ----------   -----------
Cash dividends paid per common share ................   $       .15   $       .10    $       .09     $      .07   $       .06

Balance Sheet Data
At May 31,
(in thousands)

                                                            2004          2003           2002           2001          2000
Working capital .....................................   $   802,467   $   845,101    $   715,245     $  726,557    $  608,185
Total assets ........................................     1,787,697     1,672,169      1,521,723      1,489,311     1,218,448
Shareholders' equity.................................     1,448,210     1,286,134      1,176,479      1,146,186       943,323

- All share and per share data have been adjusted to give retroactive effect to the three-for-two stock splits declared on July 9, 2001 and July 6, 2000.

* Other income, net for fiscal 2002 was adversely by a $9 million charge as a result write-downs in marketable securities and other investments.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

Overview

This discussion should be read in conjunction with the Company's consolidated financial statements and the corresponding notes contained herein. The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed earlier in this report under the caption Forward-Looking Statements and under the caption Business-Risk Factors on pp.12-14 of this report. The Company is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company's primary products include reconstructive products, fixation devices, spinal products and other products. The Company has operations in over 30 countries and distributes its products in over 100 countries throughout the world. The solid growth experienced by the Company during fiscal year 2004 in both domestic and international markets is attributable to the Company's emphasis on technological advances through product line extensions and new product introductions. In addition, growth in the patient population (as a result of increases in both the size of the elderly population and the expansion of the traditional age bracket of musculoskeletal patients) has contributed to this growth.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

                                                                                      Percentage
                                                         Percentage of Net Sales  Increase (Decrease)
                                                                                    2004       2003
                                                        2004      2003      2002  vs. 2003   vs. 2002
Net sales..........................................    100.0%    100.0%    100.0%    16%        17%
Cost of sales......................................     28.5      29.3      27.9     13         22
                                                       -----     -----     -----
Gross profit.......................................     71.5      70.7      72.1     17         14
Selling, general and administrative expenses ......     36.9      35.6      36.7     20         13
Research and development expense...................      4.0       4.0       4.3     17          9
Other charges/(credits)............................        -      (0.4)        -    n/m        n/m
                                                       -----     -----     -----
Operating income ..................................     30.6      31.5      31.1     13         18
Other income, net..................................      0.9       1.0       0.5     11        152
                                                       -----     -----     -----
Income before income taxes and minority interest...     31.5      32.5      31.6     13         20
Provision for income taxes.........................     10.9      11.3      10.8     12         23
                                                       -----     -----     -----
Income before minority interest....................     20.6      21 2      20.8     13         19
Minority interest..................................      0.4       0.6       0.7    (12)        (7)
                                                       -----     -----     -----
Net income.........................................     20.2%     20.6%     20.1%    14%        20%
                                                       -----     -----     -----

n/m - Not Meaningful

Fiscal 2004 Compared to Fiscal 2003*

Net Sales - Net sales increased 16% during the current fiscal year to $1,615,253,000 from $1,390,300,000 in 2003. Excluding the positive impact of foreign currency translations (4.6%), net sales increased 12%. Worldwide sales of reconstructive devices increased 21% to $1,052,865,000 in fiscal year 2004 compared to $867,602,000 in 2003. Factors contributing to this increase include currency translation (6%), pricing increases (3%) and incremental volume and product mix (12%). During the current year, worldwide bone cement sales increased 34%, extremities sales increased 28%, dental reconstructive product sales increased 24%, knee sales increased 20% and hip sales increased 15%.

Fixation sales increased 5% during fiscal 2004 to $248,821,000 from $237,117,000 in 2003. Factors contributing to this increase included currency translation (1%), pricing increases (1%) and incremental volume and product mix (3%). Worldwide sales of craniomaxillofacial products including bone substitutes increased 14%, electrical stimulation devices increased 5% and internal and external fixation devices each decreased 1%.

Spinal sales increased 11% to $159,927,000 in fiscal 2004 compared to $143,607,000 in 2003. Factors contributing to this increase included currency translation (1%), pricing increases (2%) and incremental volume and product mix (8%). Worldwide sales of spinal hardware including orthobiologics increased 24%, while spinal stimulation products increased 5%.

Sales of the Company's other products increased 8% to $153,640,000 in fiscal 2004 from $141,974,000 in 2003. Factors contributing to this increase included currency translation (2%), pricing increases (1%) and incremental volume and product mix (5%). Worldwide sales of arthroscopy products increased 10%, softgoods and bracing products increased 8% and general surgical instrumentation decreased 1 %.

Sales in the United States increased 12% to $1,079,532,000 during the current fiscal year compared to $966,638,000 last year. Components of this increase were incremental volume and product mix (8%) and positive pricing environment (4%). European sales increased 26% to

* For purposes of this Management's Discussion and Analysis, the fiscal period is June 1 - May 31.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

$418,328,000 during the current fiscal year from $332,053,000 in 2003. Components of this increase were positive currency translation (16%), incremental volume and product mix (9%) and positive pricing environment (1%). The Company anticipates foreign currency translations to positively influence sales during fiscal 2005, although at the current exchange rates, at a more moderate level compared to fiscal year 2004. Sales in Rest of World increased 28% to $117,393,000 this year from $91,609,000 last year. Components of this increase were positive currency translation (10%), incremental volume and product mix (17%) and positive pricing environment (1%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 90% for the current fiscal year in local currency.

Gross Profit - The Company's gross profit increased 17% to $1,153,751,000 in fiscal 2004 from $983,005,000 in 2003. The gross profit margin increased to 71.5% of sales in fiscal 2004 compared to 70.7% in 2003. This improvement was realized through a 2% increase in selling prices and improved manufacturing efficiencies, offset by $2.5 million of additional expense as a result of an inventory step-up charge recognized in connection with the purchase of Merck's 50% interest in the Biomet Merck joint venture. This inventory step-up charge will continue to be recognized through the next four fiscal quarters.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 20% in fiscal 2004 to $595,234,000 compared to $495,391,000 last year. This increase results from increased commission expense on higher sales (5%), a $25 million increase in bad debt expense (5%) and an increase in marketing and general and administrative expenses (10%). As a percent of sales, selling, general and administrative expenses were 36.9% in fiscal 2004 compared to 35.6% in 2003. During the fourth quarter, the Company reviewed its underlying assumptions in calculating reserves for uncollectible insurance receivables at its EBI subsidiary. As a result of this review, the Company revised its estimates of future collections of these insurance receivables and increased the balance in the reserves for uncollectible insurance receivables by $25 million. The additional reserve, which is based on historical analysis as well as management's best estimates of future collections, takes into account insurance underpayments, denial of payments and difficulties with billing and collecting co-payments from patients. Excluding this $25 million expense, selling, general and administrative expenses were 35.3% of sales in fiscal 2004. The main factor contributing to this decreased percentage is an overall slower growth rate for expenditures than for sales.

Research and Development Expense - Research and development expense increased 17% during the current year to $64,886,000 compared to $55,309,000 in 2003. This increase reflects the $1.25 million in-process research and development write-off recognized during the fourth quarter related to the purchase of Merck's 50% interest in the Biomet Merck joint venture. The remaining increase reflects the Company's continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.0% in both years.

Other charges/(credits) - On February 12,2003, the United States Court of Appeals for the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in the Tronzo case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million during the third quarter of fiscal 2003. (See Note M in the Notes to Consolidated Financial Statements).

Operating Income - Operating income increased 13% during fiscal 2004 to $493,631,000 from $438,105,000 in 2003. U.S. operating income increased 12% to $443,862,000 from $394,641,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 9% to $45,528,000 compared to $41,924,000 in 2003. This growth reflects solid sales growth in Europe, lower gross margins, higher selling expenses and improved foreign currency translation. Rest of World operating income increased 175% to $4,241,000 in fiscal 2004 from $1,540,000 in 2003. This increase is primarily a result of the Company's direct operations in Japan, which began in fiscal 2002, becoming profitable during the current year.

Other Income, Net - Other income, net increased during the current year to $15,165,000 from $13,638,000 in 2003. Other income increased 4% to $18,702,000 from $18,035,000, while interest expense decreased 20% to $3,537,000 from $4,397,000. During the fourth quarter of the year, the Company recorded a $3,362,000 gain on the disposition of an equity investment. Excluding this gain, other income decreased 15% mainly due to lower investment yields. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has set up lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies. Interest expense represents less than 1% of operating income. The decrease in interest expense in fiscal 2004 compared to 2003 was caused by a decrease in the balance outstanding and in interest rates. Other income for next year will be lower as a result of the cash used to fund the acquisition of Merck's 50% interest in the Biomet Merck joint venture. In addition, interest expense will be higher due to the line of credit the Company put in place and drew upon to fund the Interpore acquisition in June 2004. (See Note N in the Notes to Consolidated Financial Statements).

Provision for Income Taxes - The provision for income taxes increased to $176,098,000, or 34.6% of income before income taxes for fiscal 2004 compared to $156,961,000 or 34.7% of income before income taxes last year.

Net Income - The factors mentioned above resulted in a 14% increase in net income to $325,627,000 for fiscal 2004 from $286,701,000 in 2003. These factors and the reduction in the shares used in the computation of earnings per share through the Company's share repurchase programs resulted in a 15% increase in basic earnings per share for 2004 to $1.27 compared to $1.10 in 2003. The purchase of Merck's 50% interest in the Biomet Merck joint venture did not have a significant impact on net income, as the expense associated with the amortization of intangibles and reduced investment income were offset by a reduction in minority interest expense.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

Fiscal 2003 Compared to Fiscal 2002

Net Sales - Net sales increased 17% during fiscal 2003 to $1,390,300,000 from $1,191,902,000 in 2002. Excluding the positive impact of foreign currency translation adjustments (3.2%), net sales increased 14%. Worldwide sales of reconstructive devices increased 20% to $867,602,000 in fiscal year 2003 compared to $721,004,000 in 2002. Contributing to this increase was approximately 4% due to currency translation, 3% from pricing and 13% from incremental volume and product mix. Worldwide hip and bone cement sales increased 23% during fiscal 2003, while knee sales increased 18%, extremities sales increased 16% and dental reconstructive product sales increased 19%.

Fixation sales increased 10% during fiscal 2003 to $237,117,000 from $215,544,000 in 2002. Contributing to this increase was approximately 1% due to currency translation, 1% from pricing and 8% from incremental volume and product mix. Worldwide sales of internal fixation devices increased 13%, external fixation devices increased 7%, electrical stimulation devices increased 6% and craniomaxillofacial products including bone substitutes increased 21%.

Spinal sales increased 15% to $143,607,000 in fiscal 2003 compared to $125,119,000 in 2002. Contributing to this increase was approximately 1 % due to currency translation, 2% from pricing and 12% from incremental volume and product mix. Worldwide sales of spinal stimulation products increased 13%, while spinal hardware including orthobiologics increased 18%.

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

Sales in the United States increased 13% to $966,638,000 during fiscal 2003 compared to $856,375,000 in 2002. Components of this increase were incremental volume and product mix (9%) and positive pricing environment (4%). European sales increased 28% to $332,053,000 during fiscal 2003 from $260,420,000 in 2002. Components of this increase were positive currency translation (13%), incremental volume and product mix (13%) and positive pricing environment (2%). Sales in Rest of World increased 22% to $91,609,000 in fiscal 2003 from $75,107,000 in 2002. Components of this increase were incremental volume and product mix (18%) and positive pricing environment (4%). The Company commenced direct sales of its products in Japan during fiscal 2002 which accounted for about half of this increased product demand.

Gross Profit - The Company's gross profit increased 14% to $983,005,000 in fiscal 2003 from $859,175,000 in 2002. The gross profit margin decreased to 70.7% of sales in fiscal 2003 compared to 72.1 % in 2002. On a country-by-country basis, the Company improved gross margins in fiscal 2003 through a 3.6% increase in selling prices and improved manufacturing efficiencies, but due to the lower margins received on international sales and the higher growth rate on international sales compared to domestic sales, the consolidated gross margin decreased.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased 13% in fiscal 2003 to $495,391,000 compared to $437,731,000 in 2002. This increase is primarily a result of increased commission expense on higher sales compared to 2002. As a percent of sales, selling, general and administrative expenses were 35.6% in fiscal 2003 compared to 36.7% in 2002. Factors contributing to this decrease include eliminating the amortization of goodwill (0.6%) and an overall slower growth rate for expenditures (0.2%) partially offset by increased liability insurance premiums (0.1%).

Other charges/(credits) - On February 12, 2003, the United States Court of Appeals for the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in the Tronzo case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million during the third quarter (See Note M in the Notes to Consolidated Financial Statements).

Research and Development Expense - Research and development expense increased 9% during fiscal 2003 to $55,309,000 compared to $50,750,000 in 2002. This increase reflects the Company's continued emphasis on new product development and enhancements and additions to existing product lines and technologies. As a percent of sales, research and development expenses were 4.0% in fiscal 2003 compared to 4.3% in 2002.

Operating Income - Operating income increased 18% during fiscal 2003 to $438,105,000 from $370,694,000 in 2002. U.S. operating income increased 21 % to $394,641,000 from $326,906,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 7% during fiscal 2003 to $41,924,000 compared to $39,152,000 in 2002. This growth reflects solid sales growth in Europe, lower gross margins, higher selling expenses and improved foreign currency translation. Rest of World operating income decreased to $1,540,000 in fiscal 2003 from $4,636,000 in 2002 due to start up expenses associated with establishing direct operations in Japan and Brazil for the orthopedic and dental reconstructive businesses, respectively.

Other Income, Net - Other income, net increased during fiscal 2003 to $13,638,000 from $5,421,000 in 2002. During the fourth quarter of 2002, the Company recorded a pre-tax charge of $9 million as a result of equity write-downs in Selective Genetics, Inc. and other marketable securities. The loss in value of these investments was considered other than temporary. Excluding these write-downs, other income, net increased 35% as a result of higher cash and investment balances, partially offset by lower investment yields. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has set up lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies. Interest expense increased 30% to $4,397,000 in fiscal 2003 compared to $3,380,000 in 2002 and represents approximately 1% of operating income. The increase in interest expense in fiscal 2003 compared to 2002 was primarily caused by an increase in the balance outstanding.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

Provision for Income Taxes - The provision for income taxes increased to $156,961,000, or 34.7% of income before income taxes for fiscal 2003 compared to $127,665,000 or 33.9% of income before income taxes in 2002. This increase was due to income growing faster in countries with higher tax rates, changes in the U.S. tax code which, over time, reduce the historical U.S. tax benefits from operating in Puerto Rico and various state tax rate increases.

Net Income - The factors mentioned above resulted in a 20% increase in net income to $286,701,000 for fiscal 2003 from $239,740,000 in 2002. These factors and the reduction in the shares used in the computation of earnings per share through the Company's share repurchase programs resulted in a 24% increase in basic earnings per share for 2003 to $1.10 compared to $0.89 in 2002.

Liquidity & Capital Resources

The Company's cash and investments decreased to $235,612,000 at May 31, 2004, from $418,594,000 at May 31, 2003. Net cash from operating activities was $386,089,000 in fiscal 2004 compared to $310,277,000 in 2003. The principal sources of cash from operating activities were net income of $325,627,000 and non-cash charges of depreciation and amortization of $59,468,000. The principal uses of cash include increases in accounts and notes receivable of $29,955,000. Accounts receivable balances continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth.

Cash flows used in investing activities were $253,481,000 in fiscal 2004 compared to $19,697,000 in 2003. The primary uses of cash for investing activities were purchases of investments and the acquisition of Merck's 50% interest in the Biomel Merck joint venture, offset by sales and maturities of investments, and capital expenditures. Major capital expenditures for the year were expansion of manufacturing facilities in New Jersey and Europe.

Cash flows used in financing activities were $194,607,000 in fiscal 2004 compared to $222,808,000 in 2003. The primary uses of funds during the current year were the share repurchase programs, in which $172,724,000 was used to purchase 5,148,000 Common Shares of the Company and a cash dividend of $0.15 per share paid on July 18, 2003 to shareholders of record on July 11, 2003. The source of funds from financing activities was proceeds on the exercise of stock options. On July 1, 2004, the Company's Board of Directors announced a cash dividend of $0.20 per share payable on July 23, 2004 to shareholders of record at the close of business on July 16, 2004. Additionally, the Board of Directors authorized the purchase of up to an additional $100 million and 2,500,000 shares of the outstanding Common Shares of the Company in two separate repurchase programs. In connection with the Interpore acquisition in June 2004 (See Note N of the Notes to Consolidated Financial Statements) the Company entered into a 36 month revolving credit facility in the amount of $200 million.

The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company's investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. The Company anticipates that its use of cash for capital expenditures in fiscal 2005 will be at least as high as fiscal years 2004 and 2003. The Company is currently expanding its EBI manufacturing site, as well as its Japanese and European operations. The Company intends to continue to pursue strategic acquisition candidates. The Company is confident about the growth prospects in its markets and intends to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $250 million over the next two fiscal years for capital expenditures and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds and cash flows generated from future operations. The Company has no off-balance sheet financial arrangements and no material long-term contractual financial obligations.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note B of the Notes to Consolidated Financial Statements. In management's opinion, the Company's critical accounting policies include revenue recognition, excess and obsolete inventories, goodwill and intangible assets and accrued insurance.

Revenue Recognition - For the majority of the Company's products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer's final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. In addition, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In the fourth quarter of fiscal 2004, the Company reviewed its underlying assumptions in calculating its allowance for uncollectible insurance receivables at its EBI subsidiary. As a result of this review, the Company revised its estimates of future collections of insurance receivables at its EBI subsidiary and increased the balance in the reserves for uncollectible insurance receivables by $25 million. If the assumptions used in estimating pricing adjustments or the financial condition of our customers were to deteriorate, resulting in an impairment of the Company's ability to collect its net receivables, additional allowances may be required which would affect our future operating results.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONCLUDED)

Excess and Obsolete Inventory - In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided but infrequently used. In addition, the musculoskeletal market is highly competitive with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. The Company must make estimates regarding the future use of these products and provides a provision for excess and obsolete inventories. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Goodwill and Other Intangible Assets - In assessing the recoverability of the Company's intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accrued Insurance - As noted in Note M of the Notes to Consolidated Financial Statements, the Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company. Product liability claims are routinely reviewed by the Company's insurance carrier and management routinely reviews other claims for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Recent Accounting Pronouncements - Information about recent accounting pronouncements and their effect on the Company can be found in Note B in the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS.

(in thousands, except earnings per share)

                                        1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.        YEAR
2004
Net sales...........................   $  370,319   $  387,561   $  410,185   $  447,188   $  1,615,253
Gross profit........................      264,701      278,771      294,193      316,086      1,153,751
Net income..........................       76,478       82,692       86,600       79,857        325,627
Earnings per share:
 Basic .............................          .30          .32          .34          .31           1.27
 Diluted............................          .30          .32          .34          .31           1.27

2003
Net sales...........................   $  317,600   $  341,448   $  354,042   $  377,210   $  1,390,300
Gross profit........................      227,463      242,843      246,406      266,293        983,005
Net income..........................       66,006       70,354       72,594       77,747        286,701
Earnings per share:
 Basic..............................          .25          .27          .28          .30           1.10
 Diluted............................          .25          .27          .28          .30           1.10

2002
Net sales...........................   $  272,022   $  289,387   $  304,609   $  325,884   $  1,191,902
Gross profit........................      194,630      210,353      219,371      234,821        859,175
Net income..........................       56,013       61,452       61,674       60,601        239,740
Earnings per share:
 Basic..............................          .21          .23          .23          .23            .89
 Diluted ...........................          .21          .23          .23          .23            .88

- Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

- Net income for the fourth quarter of fiscal 2004 was adversely impacted by a $25 million pre-tax charge as a result of a change in the Company's estimate for bad debt allowance on its domestic insurance receivables.

- Net income for the third quarter of fiscal 2003 was positively impacted by a $5.8 million pre-tax credit as a result of the favorable ruling of the Federal Circuit on the post-judgment interest in the Tronzo litigation.

- Net income for the fourth quarter of fiscal 2002 was adversely impacted by a $9 million pre-tax charge as a result of equity write-downs in marketable securities and other investments.

- All per share data have been adjusted to give retroactive effect to the three-for-two stock split declared on July 9, 2001.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company maintains unsecured lines of credit in countries in which it has significant intercompany transactions in an effort to minimize currency rate risks. At May 31,2004 and 2003, the Company had lines of credit of EUR 100 million ($120 million) and EUR 105 million ($117 million), respectively, in Europe and YEN 3.5 billion ($32 million) and YEN 2 billion ($20 million), respectively, in Japan. Outstanding borrowings under the lines of credit bear interest at a variable rate of the lender's interbank rate plus 0.6% and, accordingly, changes in interest rates would impact the Company's cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options ("futures options") as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated $249,000 and ($404,000) for the years ended May 31,2004 and 2003, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2004 and 2003, aggregated ($15,000) and $0, respectively.

Based on the Company's overall interest rate exposure at May 31, 2004, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at May 31, 2004, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BIOMET, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.

1. FINANCIAL STATEMENTS:
   Report of Independent Registered Public Accounting Firm...........................................     27
   Consolidated Balance Sheets as of May 31,2004 and 2003............................................     28
   Consolidated Statements of Income for the years ended May 31, 2004, 2003 and 2002.................     29
   Consolidated Statements of Shareholders' Equity for the years ended May 31, 2004, 2003 and 2002        30
   Consolidated Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002.............     31
   Notes to Consolidated Financial Statements........................................................     32

2. FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts for the years ended May 31,
   2004, 2003 and 2002 ..............................................................................     42
   Schedules others than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

BIOMET, INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Stockholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries at May 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

Fort Wayne, Indiana
June 30, 2004

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS.

At May 31,
(in thousands, except par value)

                                                                                  2004            2003
ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $   159,243     $   225,650
  Investments ............................................................          10,030          37,337
  Accounts and notes receivable, less allowance for doubtful receivables
    (2004-$43,384 and 2003-$18,742) ......................................         465,949         418,095
  Inventories ............................................................         389,391         356,270
  Deferred income taxes ..................................................          69,379          54,262
  Prepaid expenses and other .............................................          21,877          20,141
                                                                               -----------     -----------
    Total current assets .................................................       1,115,869       1,111,755
                                                                               -----------     -----------
Property, plant and equipment:
  Land and improvements ..................................................          23,173          22,285
  Buildings and improvements .............................................         132,998         127,030
  Machinery and equipment ................................................         310,289         319,650
                                                                               -----------     -----------
                                                                                   466,460         468,965
  Less, Accumulated depreciation .........................................         197,634         215,519
                                                                               -----------     -----------
    Property, plant and equipment, net ...................................         268,826         253,446
                                                                               -----------     -----------
Investments ..............................................................          66,339         155,607
Goodwill .................................................................         266,860         126,706
Other intangible assets ..................................................          53,571          10,874
Other assets .............................................................          16,232          13,781
                                                                               -----------     -----------
    Total assets .........................................................     $ 1,787,697     $ 1,672,169
                                                                               -----------     -----------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..................................................     $   109,654     $   114,120
  Accounts payable .......................................................          55,365          42,106
  Accrued income taxes ...................................................          18,940          12,453
  Accrued wages and commissions ..........................................          51,288          43,715
  Other accrued expenses .................................................          78,155          54,260
                                                                               -----------     -----------
    Total current liabilities ............................................         313,402         266,654

Deferred federal income taxes ............................................          26,085           7,031
Other liabilities ........................................................               -             462
                                                                               -----------     -----------
    Total liabilities ....................................................         339,487         274,147
                                                                               -----------     -----------
Minority interest ........................................................               -         111,888
                                                                               -----------     -----------

Commitments and contingencies (Note M)

Shareholders'equity:
  Preferred shares, $100 par value: Authorized 5 shares; none issued .....               -               -
  Common shares, without par value: Authorized 500,000 shares;
    issued and outstanding 2004 - 254,262 shares and 2003 - 257,489 shares         167,301         141,931
  Additional paid-in capital .............................................          60,344          54,081
  Retained earnings ......................................................       1,218,682       1,100,462
  Accumulated other comprehensive income (loss) ..........................           1,883         (10,340)
                                                                               -----------     -----------
    Total shareholders'equity ............................................       1,448,210       1,286,134
                                                                               -----------     -----------
    Total liabilities and shareholders' equity ...........................     $ 1,787,697     $ 1,672,169
                                                                               -----------     -----------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME.

For the years ended May 31,
(in thousands, except per share amounts)

                                                             2004             2003             2002
Net sales ...........................................     $ 1,615,253      $ 1,390,300      $ 1,191,902
Cost of sales .......................................         461,502          407,295          332,727
                                                          -----------      -----------      -----------
  Gross profit ......................................       1,153,751          983,005          859,175
Selling, general and administrative expenses ........         595,234          495,391          437,731
Research and development expense ....................          64,886           55,309           50,750
Other charges/(credits) .............................               -           (5,800)               -
                                                          -----------      -----------      -----------
  Operating income ..................................         493,631          438,105          370,694
Other income, net ...................................          18,702           18,035            8,801
Interest expense ....................................          (3,537)          (4,397)          (3,380)
                                                          -----------      -----------      -----------
  Income before income taxes and minority interest ..         508,796          451,743          376,115
Provision for income taxes ..........................         176,098          156,961          127,665
                                                          -----------      -----------      -----------
  Income before minority interest ...................         332,698          294,782          248,450
Minority interest ...................................           7,071            8,081            8,710
                                                          -----------      -----------      -----------
  Net income ........................................     $   325,627      $   286,701      $   239,740
                                                          -----------      -----------      -----------
Earnings per share:
  Basic .............................................     $      1.27      $      1.10      $       .89
  Diluted ...........................................            1.27             1.10              .88
                                                          -----------      -----------      -----------
Shares used in the computation of earnings per share:
  Basic .............................................         255,512          259,493          268,475
  Diluted ...........................................         257,204          261,394          271,245
                                                          -----------      -----------      -----------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.

                                                                                                          Accumulated
                                                                               Additional                    Other        Total
                                                             Common Shares       Paid-In     Retained    Comprehensive Shareholders'
(in thousands, except per share  amounts)                 Number     Amount      Capital     Earnings     Income(Loss)    Equity
                                                          -------   ---------  ----------   -----------  ------------- -------------
Balance at May 31, 2001 ............................      269,124   $ 108,918   $  48,732   $ 1,044,564    $ (56,028)   $ 1,146,186
                                                                                                                        -----------
  Net income .......................................            -           -           -       239,740            -        239,740
  Change in unrealized holding value on investments,
    net of $374 tax effect .........................            -           -           -             -          692            692
  Reclassification adjustment for gains included
    in net income, net of $63 tax expense ..........            -           -           -             -          118            118
  Currency translation adjustments .................            -           -           -             -        4,392          4,392
                                                                                                                        -----------
    Comprehensive income ...........................            -           -           -             -            -        244,942
                                                                                                                        -----------
  Exercise of stock options ........................        1,872      18,351           -             -            -         18,351
  Tax benefit from exercise of stock options .......            -           -       1,268             -            -          1,268
  Purchase of shares ...............................       (7,345)     (2,852)     (1,132)     (206,016)           -       (210,000)
  Cash dividends ($.09 per common share) ...........            -           -           -       (24,268)           -        (24,268)
                                                          -------   ---------   ---------   -----------    ---------    -----------
Balance at May 31, 2002 ............................      263,651     124,417      48,868     1,054,020      (50,826)     1,176,479
                                                                                                                        -----------
  Net income .......................................            -           -           -       286,701            -        286,701
  Change in unrealized holding value on investments,
    net of $923 tax effect .........................            -           -           -             -        1,716          1,716
  Reclassification adjustment for gains included
    in net income, net of $34 tax expense ..........            -           -           -             -           63             63
  Currency translation adjustments .................            -           -           -             -       38,707         38,707
                                                                                                                        -----------
    Comprehensive income ...........................            -           -           -             -            -        327,187
                                                                                                                        -----------
  Exercise of stock options ........................        1,965      21,349           -             -            -         21,349
  Tax benefit from exercise of stock options .......            -           -       5,579             -            -          5,579
  Purchase of shares ...............................       (8,127)     (3,835)     (1,506)     (213,843)           -       (219,184)
  Cash dividends ($ 10 per common share) ...........            -           -           -       (26,416)           -        (26,416)
  Other ............................................            -           -       1,140             -            -          1,140
                                                          -------   ---------   ---------   -----------    ---------    -----------
Balance at May 31, 2003 ............................      257,489     141,931      54,081     1,100,462      (10,340)     1,286,134
                                                                                                                        -----------
  Net income .......................................            -           -           -       325,627            -        325,627
  Change in unrealized holding value on investments,
    net of $71 tax effect ..........................            -           -           -             -          133            133
  Reclassification adjustment for losses included
    in net income, net of $158 tax effect ..........            -           -           -             -         (294)          (294)
  Currency translation adjustments .................            -           -           -             -       12,384         12,384
                                                                                                                        -----------
    Comprehensive income ...........................            -           -           -             -            -        337,850
                                                                                                                        -----------
  Exercise of stock options ........................        1,921      28,208           -             -            -         28,208
  Tax benefit from exercise of stock options .......            -           -       5,953             -            -          5,953
  Purchase of shares ...............................       (5,148)     (2,838)     (1,083)     (168,803)           -       (172,724)
  Cash dividends ($ 15 per common share) ...........            -           -           -       (38,604)           -        (38,604)
  Other ............................................            -           -       1,393             -            -          1,393
                                                          -------   ---------   ---------   -----------    ---------    -----------
Balance at May 31, 2004 ............................      254,262   $ 167,301   $  60,344   $ 1,218,682    $   1,883    $ 1,448,210
                                                          -------   ---------   ---------   -----------    ---------    -----------

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS.

For the years ended May 31,
(in thousands)

                                                                  2004        2003        2002
Cash flows from (used in) operating activities:
 Net income ..................................................  $ 325,627   $ 286,701   $ 239,740
  Adjustments to reconcile net income to net cash from
   operating activities:
  Depreciation ...............................................     52,461      42,174      35,410
  Amortization ...............................................      7,007       3,485      12,417
  Write-down of investments ..................................          -           -       9,000
  Minority interest ..........................................      7,071       8,081       8,710
  Other ......................................................       (214)     (1,926)       (916)
  Deferred income taxes ......................................    (13,686)     (1,364)     (2,992)
  Tax benefit from exercise of stock options .................      5,953       5,579       1,268
  Changes in current assets and liabilities, excluding effects of acquisition and dispositions:
    Accounts and notes receivable ............................    (29,955)    (35,144)    (38,537)
    Inventories ..............................................      2,888       7,591     (48,903)
    Accounts payable .........................................     10,949       3,738       9,488
    Accrued litigation .......................................          -      (5,864)    (20,236)
    Other ....................................................     17,988      (2,774)    (20,212)
                                                                ---------   ---------   ---------
      Net cash from operating activities .....................    386,089     310,277     184,237
                                                                ---------   ---------   ---------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments ..........    236,360     175,655     116,189
  Purchases of investments ...................................   (119,819)   (131,633)   (121,619)
  Capital expenditures .......................................    (61,342)    (59,770)    (62,275)
  Acquisitions, net of cash acquired .........................   (307,475)          -      (6,735)
  Other ......................................................     (1,205)     (3,949)     (2,979)
                                                                ---------   ---------   ---------
      Net cash used in investing activities ..................   (253,481)    (19,697)    (77,419)
                                                                ---------   ---------   ---------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings ...............    (11,487)      1,443      26,994
  Issuance of shares .........................................     28,208      21,349      18,351
  Cash dividends .............................................    (38,604)    (26,416)    (24,268)
  Purchase of common shares ..................................   (172,724)   (219,184)   (210,000)
                                                                ---------   ---------   ---------
      Net cash used in financing activities ..................   (194,607)   (222,808)   (188,923)
                                                                ---------   ---------   ---------
Effect of exchange rate changes on cash ......................     (4,408)      3,581       1,311
                                                                ---------   ---------   ---------
      Increase (decrease) in cash and cash equivalents .......    (66,407)     71,353     (80,794)
Cash and cash equivalents, beginning of year .................    225,650     154,297     235,091
                                                                ---------   ---------   ---------
Cash and cash equivalents, end of year .......................  $ 159,243   $ 225,650   $ 154,297
                                                                =========   =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest ...................................................  $   3,657   $   4,667   $   3,639
  Income taxes ...............................................    176,374     156,570     140,228

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note A: Nature of Operations.

Biomet, Inc. and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and nonsurgical therapy, including reconstructive products, fixation devices, spinal products and other products. Headquartered in Warsaw, Indiana, the Company and its subsidiaries currently distribute products in more than 100 countries. The Company operates in one business segment, but has three reportable geographic segments.

Note B: Accounting Policies.

The following is a summary of the accounting policies adopted by Biomet, Inc. that have a significant effect on the consolidated financial statements.

Basis of Presentation - The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the "Company"). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. All significant intercompany accounts and transactions are eliminated. Investments in affiliates in which the Company does not have the ability to significantly influence the operations are accounted for on the cost method, the carrying amount of which approximates market. Investments in affiliates in which the Company does have the ability to significantly influence the operations, but does not control, are accounted for on the equity method.

Use of Estimates - The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments.

Translation of Foreign Currency - Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders' equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries is recorded in cost of goods sold. Other foreign currency exchange gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders' equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value.

Concentrations of Credit Risk and Allowance for Doubtful Receivables - The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, municipal, corporate and mortgaged-backed securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents or investments. At May 31, 2004 and 2003, cash and cash equivalents and investments included $44 million and $58 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2004 and 2003, investments included $9 million and $11 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.

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

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note B: Accounting Policies, Continued.

Goodwill - The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SEAS No. 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. The Company adopted this statement during the first quarter of fiscal 2003 by discontinuing the amortization of goodwill totaling $1.8 million per quarter ($1.6 million net of tax). In addition, the Company reviews goodwill for possible impairment by comparing the fair value of each reporting unit to its carrying amount annually. Based on the Company's reviews, no impairment charges have been recorded. The following tables show the reported net income and earnings per share for fiscal year ended May 31, 2002, reconciles it to the adjusted net income and earnings per share had the nonamortization provisions of Statement 142 been applied beginning June 1, 2001, and compares it to the fiscal years ended May 31, 2004 and 2003:

(in thousands, except per share data)

                                                      2004         2003         2002
Reported net income ........................       $   325,627  $   286,701  $   239,740
Effect of goodwill amortization ............                 -            -        6,400
                                                   -----------  -----------  -----------
As adjusted ................................       $   325,627  $   286,701  $   246,140
                                                   -----------  -----------  -----------
Reported earnings per share ................       $      1.27  $      1.10  $      0.89
Effect of goodwill amortization ............                 -            -         0.03
                                                   -----------  -----------  -----------
As adjusted ................................       $      1.27  $      1.10  $      0.92
                                                   -----------  -----------  -----------
Reported diluted earnings per share ........       $      1.27  $      1.10  $      0.88
Effect of goodwill amortization ............                 -            -         0.03
                                                   -----------  -----------  -----------
As adjusted ................................       $      1.27  $      1.10  $      0.91
                                                   -----------  -----------  -----------

Other Intangible Assets - Intangible assets consist primarily of developed technology and patents, trademarks and trade names, customer relationships and covenants not to compete and are carried at cost less accumulated amortization. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets is assessed annually to determine whether events and circumstances continue to support an indefinite life. Amortization of intangibles with a finite life is computed based on the straight-line method over periods ranging from 3 to 15 years. In addition, the Company reviews other intangible assets for possible impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Income Taxes - Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $197 million at May 31, 2004) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition - For the majority of the Company's products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer's final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in cost of goods sold.

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

The components of accumulated other comprehensive income (loss) at May 31, 2004 and 2003 are as follows:

(in thousands)

                                                       2004          2003
Net unrealized holding loss on investments........   $ (2,752)     $ (2,591)
Cumulative translation adjustment.................      4,635        (7,749)
                                                     --------      --------
                                                     $  1,883      $(10,340)
                                                     --------      --------

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note B: Accounting Policies, Concluded.

Stock-Based Compensation - As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting in fiscal years 2004, 2003 and 2002, pro forma net income and diluted earnings per share would have been as follows:

                                                                                  2004          2003          2002
Net income as reported (in thousands) .......................................  $   325,627   $   286,701   $   239,740
Deduct: Total stock-based employee compensation expense determined under fair
 value based method for all awards net of related tax effects (in  thousands)       (5,823)       (5,528)       (5,263)
                                                                               -----------   -----------   -----------
Pro forma net income (in thousands) .........................................  $   319,804   $   281,173   $   234,477
                                                                               -----------   -----------   -----------
Earnings per share:
  Basic, as reported ........................................................  $      1.27   $      1.10   $       .89
                                                                               -----------   -----------   -----------
  Basic, pro forma ..........................................................         1.25          1.08           .87
                                                                               -----------   -----------   -----------
  Diluted, as reported ......................................................         1.27          1.10           .88
                                                                               -----------   -----------   -----------
  Diluted, pro forma ........................................................         1.24          1.08           .86
                                                                               -----------   -----------   -----------

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: (1) expected life of option of 5.25, 4.8 and 4.8 years; (2) dividend yield of .51%, .38% and .40%;
(3) expected volatility of 34%, 35% and 35%; and (4) risk-free interest rate of 3.91%, 1,15% and 2.43%, respectively.

Other Charges/(Credits) - Other credits of $5.8 million for the year ended May 31, 2003 resulted from the Court of Appeals for the Federal Circuit's favorable ruling that the Company did not owe post-judgment interest in the Tronzo litigation (see Note M).

Accounting Pronouncements - Effective June 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," without any material impact on its financial position, results of operations or cash flows. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests. FIN 46 became effective for the Company beginning in the third quarter of fiscal year 2004. The Company does not have any material investments in variable interest entities, therefore, the adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note C: Business Combinations.

On March 19, 2004, the Company acquired Merck KGaA's 50% interest in the Biomet Merck joint venture for $300 million in cash. The Company accounted for this acquisition as a purchase. Since the Company has had operating control of the joint venture since its formation, the operations of the joint venture have been consolidated since its formation and a minority interest deducted on the income statement and shown on the balance sheet to account for Merck KGaA's 50% limited partnership interest. From the date of acquisition, the minority interest has been eliminated and 50% of the respective assets and liabilities have been stepped up to their estimated fair values in the Company's consolidated financial statements, with the excess purchase price being allocated to goodwill.

The Company completed its initial purchase price allocation in accordance with U.S. generally accepted accounting principles. The process included interviews with Biomet Merck management, review of the economics and competitive environment in which Biomet Merck operates and examination of assets, including historical performance and future prospects. The purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable to the Company's management. No assurances can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected.

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Note C: Business Combinations, Concluded.

The following table summarizes the estimated step-up of the assets acquired and liabilities assumed in the acquisition:
(in thousands)

                                                     As of
                                                 March 19, 2004
                                                 --------------
Inventories ..................................      $  19,600
Intangible assets not subject to amortization:
  Trademarks and trade names .................         27,500
Intangible assets subject to amortization:
  Covenant not to compete ....................          3,100
  Developed technology .......................         12,500
  Trademarks and trade names .................          1,100
  Customer relationships .....................          1,650
In-process research and development ..........          1,250
Other assets .................................          3,362
Goodwill .....................................        125,497
                                                    ---------
    Total asset step-up ......................      $ 195,559
                                                    ---------
Deferred taxes ...............................         17,622
Pension liabilities ..........................          7,109
Other ........................................        (10,214)
Elimination of minority interest .............       (118,958)
                                                    ---------
    Total liability step-up or elimination ...       (104,441)
                                                    ---------
Net assets acquired ..........................      $ 300,000
                                                    =========

The $1,250,000 assigned to in-process research and development was written off as of the acquisition date. The weighted average amortization period for amortizable intangibles is 9 years. No amount of goodwill is expected to be deductible for tax purposes.

Other Acquisitions - During fiscal years 2004 and 2002, the Company completed several acquisitions of foreign distributors and/or businesses for $7,475,000 and $6,735,000 respectively. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company's consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $12.9 million and $0, respectively. Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company's historical results.

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

Note D: Investments.

At May 31, 2004, the Company's investment securities were classified as follows:
(in thousands)

                              Amortized       Unrealized
                                Cost       Gains     Losses   Fair value
Available-for-sale:
Debt securities .............  $10,368    $     -    $  (721)   $ 9,647
Equity securities ...........   21,602        904     (2,153)    20,353
Mortgage-backed securities...   37,175          -     (2,263)    34,912
                               -------    -------    -------    -------
  Total available-for-sale ..   69,145        904     (5,137)    64,912
                               -------    -------    -------    -------
Held-to-maturity:
Debt securities .............    6,958         61          -      7,019
Mortgage-backed obligations..    1,399          -          -      1,399
                               -------    -------    -------    -------
  Total held-to-maturity ....    8,357         61          -      8,418
                               -------    -------    -------    -------
Certificates of deposit .....    3,100          -          -      3,100
                               -------    -------    -------    -------
Total .......................  $80,602    $   965    $(5,137)   $76,430
                               -------    -------    -------    -------

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Note D: Investments, Concluded.

At May 31, 2003, the Company's Investment securities were classified as follows:
(in thousands)

                                Amortized      Unrealized
                                   Cost     Gains     Losses    Fair value
                                ---------  --------  --------   ----------
Available-for-sale:
Debt securities ...............  $ 89,940  $    862  $   (566)   $ 90,236
Equity securities .............    21,065        54    (4,180)     16,939
Mortgage-backed securities.....    72,163       227      (382)     72,008
                                 --------  --------  --------    --------
  Total available-for-sale.....   183,168     1,143    (5,128)    179,183
                                 --------  --------  --------    --------
Held-to-maturity:
Debt securities ...............     8,020       697         -       8,717
Mortgage-backed obligations....     2,641         -         -       2,641
                                 --------  --------  --------    --------
  Total held-to-maturity ......    10,661       697         -      11,358
                                 --------  --------  --------    --------
Certificates of deposit .......     3,100         -         -       3,100
                                 --------  --------  --------    --------
Total .........................  $196,929  $  1,840  $ (5,128)   $193,641
                                 --------  --------  --------    --------

Proceeds from sales of available-for-sale securities were $178,165,000, $71,361,000 and $35,730,000 for the years ended May 31, 2004, 2003 and 2002, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2004, 2003 and 2002. The cost of marketable securities sold is determined by the specific identification method. For the year ended May
31, 2004, gross realized gains and (losses) on sales of available-for-sale securities were $1,669,000 and $(1,455,000), respectively. For the year ended May 31, 2003, gross realized gains and (losses) on sales of available-for-sale securities were $2,414,000 and $(488,000), respectively. Gross realized gains and (losses) for the year ended May 31, 2002 were $1,313,000 and $(397,000), respectively. The Company's investment securities at May 31, 2004 include $9,030,000 of debt securities and $1,000,000 of certificates of deposits all maturing within one year, and $2,100,000 of certificates of deposit, $7,575,000 of debt securities and $36,311,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:
(in thousands)

                          2004    2003     2002
Interest income ......  $ 8,271  $10,399  $17,562
Dividend income ......    2,150    3,067    3,195
Net realized gains....    3,576    1,926      916
                        -------  -------  -------
  Total ..............  $13,997  $15,392  $21,673
                        -------  -------  -------

Note E: Inventories.

Inventories at May 31, 2004 and 2003 consist of the following:
(in thousands)

                             2004      2003
Raw materials ..........   $ 34,075  $ 37,685
Work-in-progress .......     43,187    38,110
Finished goods .........    163,299   142,483
Consigned distributor...    148,830   137,992
                           --------  --------
Total ..................   $389,391  $356,270
                           --------  --------

Reserves for excess and slow-moving inventory at May 31, 2004 and 2003 were $81,655,000 and $80,467,000, respectively.

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Note F: Goodwill and Other Intangible Assets.

The following table summarizes the changes in the carrying amount of goodwill for the year ended May 31, 2004:

(in thousands)

                                                         United             Rest of
                                                         States    Europe    World      Total
                                                         ------    ------    -----      -----
Balance at June 1, 2003 ..............................  $ 76,403  $ 45,213  $  5,090   $126,706
  Goodwill acquired:
    Merck's 50% interest in Biomet Merck joint
      venture.........................................         -   125,497         -    125,497
    Other ............................................         -    14,443         -     14,443
  Currency translation ...............................         -     1,217    (1,003)       214
                                                        --------  --------  --------   --------
Balance at May 31, 2004 ..............................  $ 76,403  $186,370  $  4,087   $266,860
                                                        --------  --------  --------   --------

The components of identifiable intangible assets are as follows as of May 31:
(in thousands)

                                                       2004                   2003
                                                 Gross                Gross
                                               Carrying Accumulated  Carrying Accumulated
                                                Amount  Amortization  Amount  Amortization
                                               -------- ------------ -------- ------------
Intangible assets subject to amortization:
 Developed technology and patents ............  $26,786    $ 7,110    $15,642    $ 7,127
 Trademarks and trade names ..................    1,329        149        255        119
 Customer relationships ......................    1,650         15          -          -
 Covenants not to compete ....................    3,100         78          -          -
 Other .......................................      723        165      2,223          -
                                                -------    -------    -------    -------
                                                 33,588      7,517     18,120      7,246
                                                -------    -------    -------    -------
Intangible assets not subject to amortization:
 Trademarks and trade names ..................   27,500          -          -          -
                                                -------    -------    -------    -------
Total identifiable intangible assets .........  $61,088    $ 7,517    $18,120    $ 7,246
                                                -------    -------    -------    -------

Total amortization expense for finite-lived intangible assets was $7,007,000, $3,485,000 and $12,417,000 in 2004, 2003 and 2002, respectively and was recorded as part of selling, general and administrative expense. The weighted average amortization lives for the covenants not to compete, developed technology and patents, trademarks and trade names, and customer relationships are 5 years, 10 years, 10 years and 15 years, respectively. The weighted average amortization life of these intangible assets on a combined basis is 9 years. Estimated annual amortization expense for the years ended May 31, 2005 through 2009 is $6.1 million.

Note G: Debt.

At May 31, 2004 and 2003, short-term borrowings consist of the following:
(in thousands)

                                         2004       2004
Bank line of credit-Biomet Europe...   $ 81,516   $ 97,634
Bank line of credit-Biomet Japan....     28,138     16,486
                                       --------   --------
  Total.............................   $109,654   $114,120
                                       --------   --------

Biomet Europe has a EUR 100 million ($120 million at May 31, 2004) unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.6% (effective rate of 2.66% and 3.18% at May 31, 2004 and 2003, respectively). Biomet Japan has a YEN 3.5 billion ($32 million at May 31, 2004) unsecured line of credit with major Japanese banks. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender's interbank rate plus 0.6% (effective rate of 1.02% and 1.00% at May 31, 2004 and 2003).

Note H: Team Member Benefit Plans.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company may contribute up to 3% of an eligible Team Member's compensation. The amounts expensed under this plan for the years ended May 31, 2004, 2003 and 2002 were $5,759,000, $5,792,000 and
$4,290,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401
(k) of the Internal Revenue Code. The Company may match up to 75% of the Team Member's contribution up to a maximum of 5% of the Team Member's compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2004, 2003 and 2002 were $4,586,000, $4,916,000 and $4,953,000, respectively.

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note I: Stock Option Plans.

The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2004, the only plan with shares available for grant is the 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Compensation and Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees, distributors and non-employee directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee's separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2004, 2003 and 2002, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

The following table summarizes stock option activity:

                                                                 Number   Weighted Average of
                                                                 Shares     Exercise Price
                                                                 ------   -------------------
Outstanding, May 31, 2001 .................................    8,710,417        $13.81
  Granted .................................................    1,721,171         26.82
  Exercised................................................   (1,665,194)        12.29
  Terminated ..............................................     (379,573)        14.21
                                                               ---------
Outstanding, May 31, 2002 .................................    8,386,821         15.07
  Granted .................................................    1,826,475         27.73
  Exercised ...............................................   (2,026,034)        11.84
  Terminated ..............................................     (395,121)        16.25
                                                               ---------
Outstanding, May 31, 2003..................................    7,792,141         20.93
  Granted..................................................    1,892,270         34.45
  Exercised................................................   (1,982,116)        15.45
  Terminated...............................................     (344,926)        20.75
                                                               ---------
Outstanding, May 31, 2004..................................    7,357,369        $25.89
                                                               ---------

Options outstanding at May 31, 2004, are exercisable at prices ranging from $6.72 to $40.69 and have a weighted average remaining contractual life of 6.2 years. At May 31, 2004 there were 3,939,375 shares available for future option grants. The following table summarizes information about stock options outstanding at May 31, 2004.

                                      Outstanding
                                       Weighted        Weighted
                      Number            Average        Average      Number         Weighted
   Range of       Outstanding at       Remaining       Exercise  Exercisable at     Average
Exercise Price     May 31, 2004     Contractual Life    Price     May 31, 2004   Exercise Price
--------------    --------------    ----------------   --------  --------------  --------------
  $6.72-15.00          956,695         1.9 YEARS        $11.95       632,868         $12.17
  15.01-25.00        1,334,144         5.0 YEARS         20.06       471,843          19.47
  25.01-35.00        4,162,334         7.2 YEARS         28.08       624,247          27.44
  35.01-40.69          904,196         8.4 YEARS         39.11        52,425          39.81
                     ---------                                     ---------
                     7,357,369                                     1,781,383
                     ---------                                     ---------

At May 31, 2003 and 2002, there were exercisable options outstanding to purchase 2,172,070 and 2,606,065 shares, respectively, at weighted average exercise prices of $15.90 and $12.87, respectively. The weighted average fair value of options granted during the fiscal years ended May 31, 2004, 2003, and 2002 was $11.03, $8.56, and $9.32 respectively.

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Note J: Shareholders' Equity & Earnings Per Share.

The Company announced a cash dividend of twenty cents ($0.20) per share, payable July 23, 2004 to shareholders of record at the close of business on July
16, 2004.

Shares used in computation of diluted earnings per share reflect the dilutive effect of stock options.

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

Note K: Income Taxes.

The components of income before income taxes are as follows:
(in thousands)

                                                                  2004            2003            2002
United States operations..................................      $468,701        $417,315        $336,523
Foreign operations........................................        40,095          34,428          39,592
                                                                --------        --------        --------
  Total...................................................      $508,796        $451,743        $376,115
                                                                --------        --------        --------

The provision for income taxes is summarized as follows:
(in thousands)

                                                                  2004            2003            2002
Current:
  Federal ................................................      $156,925        $128,319        $100,599
  State, including Puerto Rico ...........................        20,865          18,606          16,354
  Foreign ................................................        11,994          11,400          13,704
                                                                --------        --------        --------
                                                                 189,784         158,325         130,657
Deferred .................................................       (13,686)         (1,364)         (2,992)
                                                                --------        --------        --------
  Total ..................................................      $176,098        $156,961        $127,665
                                                                --------        --------        --------
Effective tax rate .......................................          34.6%           34.7%           33.9%
                                                                --------        --------        --------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                                  2004            2003            2002
U.S. statutory income tax rate............................          35.0%           35.0%           35.0%
Add (deduct):
  State taxes, less effect of federal reduction...........           2.1             2.3             2.6
  Foreign income taxes at rates different from the U.S.
   statutory rate ........... ............................           (.4)            (.1)             .4
  Tax benefit relating to operations in Puerto Rico.......           (.2)            (.3)            (.1)
  Tax credits ..... ......................................           (.7)            (.4)            (.7)
  Earnings of Foreign Sales Corporation ..................           (.5)            (.6)            (.6)
  Other ..................................................           (.7)           (1.2)           (2.7)
                                                                --------        --------        --------
Effective tax rate .......................................          34.6%           34.7%           33.9%
                                                                --------        --------        --------

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

Note K: Income Taxes, Concluded.

The components of the net deferred tax asset and liability at May 31, 2004 and 2003 are as follows:

(in thousands)

                                                             2004         2003
                                                           --------    --------
Current deferred tax asset:
  Accounts and notes receivable .........................  $ 31,033    $ 19,283
  Inventories ...........................................    32,301      27,040
  Accrued expenses ......................................     6,045       7,939
                                                           --------    --------
    Current deferred tax asset ..........................   $69,379    $ 54,262
                                                           --------    --------
Long-term deferred tax asset (liability):
  Depreciation ..........................................  $(10,657)   $ (8,165)
  Financial accounting basis of net assets of acquired
  companies different than tax basis ....................   (19,362)     (3,433)
  Other .................................................     3,934    $  4,567
                                                           --------    --------
    Long-term deferred tax liability ....................  $(26,085)   $ (7,031)
                                                           --------    --------

Note L: Segment Data.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of EBI's softgoods and bracing products, Arthrotek's arthroscopy products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and the Rest of World. Major markets included in the Rest of World geographic market are Australia, Japan and Canada. The Company evaluates performance based on operating income of each geographic segment. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic segment are based on the location of the customer.

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:

(in thousands)

                                    2004         2003         2002
                                 ----------   ----------   ----------
Reconstructive products ......   $1,052,865   $  867,602   $  721,004
Fixation devices .............      248,821      237,117      215,544
Spinal products ..............      159,927      143,607      125,119
Other products ...............      153,640      141,974      130,235
                                 ----------   ----------   ----------
                                 $1,615,253   $1,390,300   $1,191,902
                                 ----------   ----------   ----------
Net sales to customers:
  United States ..............  $ 1,079,532   $  966,638   $  856,375
  Europe .....................      418,328      332,053      260,420
  Rest of World ..............      117,393       91,609       75,107
                                 ----------   ----------   ----------
                                 $1,615,253   $1,390,300   $1,191,902
                                 ----------   ----------   ----------
Operating income:
  United  States .............   $  443,862   $  394,641   $  326,906
  Europe .....................       45,528       41,924       39,152
  Rest of World ..............        4,241        1,540        4,636
                                 ----------   ----------   ----------
                                 $  493,631   $  438,105   $  370,694
                                 ----------   ----------   ----------
Long-lived assets:
  United States ..............   $  241,035   $  238,249   $  226,406
  Europe .....................      334,177      141,950      121,253
  Rest of World ..............       19,814       13,742       10,061
                                 ----------   ----------   ----------
                                 $  595,026   $  393,941   $  357,720
                                 ----------   ----------   ----------
Capital expenditures:
  United States ..............   $   26,833   $   31,780   $   36,795
  Europe .....................       26,068       21,868       22,923
  Rest of World ..............        8,441        6,122        2,557
                                 ----------   ----------   ----------
                                 $   61,342   $   59,770   $   62,275
                                 ----------   ----------   ----------
Depreciation and amortization:
  United States ..............   $   22,309   $   20,535   $   25,031
  Europe .....................       31,996       22,352       21,609
  Rest of World ..............        5,163        2,772        1,187
                                 ----------   ----------   ----------
                                 $   59,468   $   45,659   $   47,827
                                 ----------   ----------   ----------

BIOMET, INC. & SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONCLUDED)

Note M: Commitments & Contingencies.

Medical Insurance Plan - The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $150,000 per insured annually, as well as an additional annual aggregate of $60,000. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.

Liability Insurance - Since 1989, the Company has self-insured against product liability claims, and at May 31, 2004 the Company's self-insurance limits were $3,000,000 per occurrence and $6,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company's insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company's consolidated financial position.

Litigation - In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo ("Tronzo"), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the "District Court") for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,520 against the Company. Tronzo then appealed the District Court's final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damage award against the Company while affirming the compensatory damage award of $520. The Federal Circuit's decision was based principally on procedural grounds, and in March 2001 it denied the Company's combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001, the United States Supreme Court denied the Company's petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a charge during the third quarter of fiscal 2001 of $26.1 million, which represented the total damage award plus the maximum amount of interest that, as calculated by the Company, could have been due under the award and related expenses. The Company paid $20,236,000 out of escrow. On February 12, 2003, the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in this case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million in the third quarter of fiscal 2003, and management considers this matter fully concluded.

On October 3, 2002, a complaint was filed against the Company by Spinal Concepts, Inc. ("Spinal Concepts") alleging that certain U.S. patents owned by Spinal Concepts are infringed by the VueLock(R) Anterior Cervical Plate System manufactured by EBI, L.P. The Company has received an opinion of counsel that the patents cited by Spinal Concepts are not infringed by the VueLock(R) plate system manufactured by EBI. The complaint seeks, among other things, consequential and treble damages, a reasonable royalty and costs. The parties continue to engage in discovery. The Company continues to manufacture and sell the VueLock(R) Plate System. On June 28, 2004, the Company's subsidiary, Cross Medical Products Inc., filed suit against Spinal Concepts alleging that Spinal Concepts' InCompass(R) PathFinder,(TM) and SpeedLink(TM) products infringe U.S. Patent Nos. 5,466,237, 5,474,555, and 5,624,442, all of which are owned by Cross Medical. On July 14, 2004, the Company's subsidiary, EBI, L.P., also filed suit against Spinal Concepts alleging that an instrument sold with Spinal Concepts' AcuFix(TM) cervical plate infringes US Patent No. 6,599,290 owned by EBI. Management intends to vigorously defend and prosecute this matter. We are unable to determine the likelihood of a favorable outcome or the range of any potential loss. The Company has no insurance coverage for any potential loss in this matter.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company's consolidated financial statements taken as a whole.

Note N: Subsequent Event.

On June 18, 2004, the Company completed the acquisition of Interpore International, Inc. Based in Irvine, California, Interpore is focused on providing innovative products for spinal surgery. Its three major product groups include spinal implants, orthobiologic products and minimally-invasive surgery products which are used by orthopedic surgeons and neurosurgeons in a wide range of applications. The Company purchased 100% of the outstanding shares for $14.50 per share in cash, representing a total equity value of approximately $280 million. The acquisition will be accounted for under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations." Interpore's net sales in 2003 were approximately $67.5 million. In conjunction with the acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million.

BIOMET, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.

for the years ended May 31, 2004, 2003 and 2002(in thousands)

Col.A                            Col. B                Col. C                 Col. D           Col. E

                                                     Additions

                                                (1)           (2)
                                                           Charged to
Description                     Balance       Charged to     other                            Balance
                              beginning of    costs and    accounts-       Deductions        at end of
                                 period       expenses      describe        describe           period
                                -------        -------       ------          -------         ---------
Allowance for
doubtful receivables:

For the year ended
May 31,2004                     $18,742        $41,341       $1,195(B)       $14,562(A)       $43,384
                                                                223(C)
                                                             (3,555)(D)
                                =======        =======       ======          =======          =======
For the year ended
May 31, 2003                    $13,175        $17,981       $1,256(B)       $14,215(A)       $18,742
                                                                545(C)
                                =======        =======       ======          =======          =======
For the year ended
May 31, 2002                    $13,420        $15,400       $1,375(B)       $17,061(A)       $13,175
                                                                 41(C)
                                =======        =======       ======          =======          =======
Excess and obsolete
inventory reserves:

For the year ended
May 31, 2004                    $80,467        $37,338       $2,259(C)       $22,239(E)       $81,655
                                                            (16,170)(D)
                                =======        =======       ======          =======          =======
For the year ended
May 31, 2003                    $73,586        $24,446       $5,630(C)       $23,195(E)       $80,467
                                =======        =======       ======          =======          =======
For the year ended
May 31, 2002                    $53,992        $22,758         $270(C)       $15,297(E)       $73,586
                                                             11,863(D)
                                =======        =======       ======          =======          =======

Notes:

        (A) Uncollectible accounts written off
        (B) Collection of previously written off accounts
        (C) Effect of foreign currency translation
        (D) Acquisitions
        (E) Inventory written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely notifying them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Control. During the fourth quarter of fiscal year 2004, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information included under the captions "Election of Directors" and "Section 16(e) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.

Information regarding executive officers of the Company is included in Part I of this Report under the caption "Executive Officers of the Registrant."

The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of its employees, officers, and directors, including its Chief Executive Officer, Chief Financial Officer, and Controller, as well as certain other personnel associated with the Company. A copy of the Code is posted on the Company's website at www.biomet.com in the Corporate Governance section. A free copy of the Code may also be requested by contacting Biomet's Investor Relations Department at P.O. Box 587, Warsaw, IN 46581-0587 or at 574-372-1514.

The Company has also adopted written charters for its Audit Committee and Nominating and Corporate Governance Committee, each of which is posted on the Company's website www.biomet.com in the Corporate Governance section. A free copy of the charters may also be requested by contacting Biomet's Investor Relations Department at P.O. Box 587, Warsaw, IN 46581-0587 or at 574-372-1514.

ITEM 11. EXECUTIVE COMPENSATION.

The information included under the captions "Election of Directors - Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item. The "Report of the Compensation and Stock Option Committee" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the captions "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under the Company's stock-based incentive plans as of May 31, 2004 (in thousands, except exercise price per share):

                                                                                             NUMBER OF SECURITIES REMAINING
                                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                                           BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      PLANS (EXCLUDING SECURITIES
                                             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS       REFLECTED IN FIRST COLUMN)
                                           -----------------------   -------------------       --------------------------
Equity compensation plans approved
  by security holders ................             7,357                    $25.89                        3,939

Equity compensation plans not approved
  by security holders ................                 -                         -                            -
                                                   -----                    ------                        -----
Total ................................             7,357                    $25.89                        3,939

Further information about the Company's stock-based incentive plans can be found in Note I to the financial statements contained in Item 8 of this report. The Company does not have any plans not approved by its shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information relating to the Company's auditors and the Audit Committee's pre-approval policies can be found under the caption "Matters Relating to Auditors" in the Proxy Statement which is incorporated herein by reference. The "Audit Committee Report" is not incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

             (1) FINANCIAL STATEMENTS:

                 Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of May 31, 2004 and 2003 Consolidated Statements of Income for the years ended May 31,
                  2004, 2003 and 2002
                 Consolidated Statements of Shareholders' Equity for the years ended May 31, 2004, 2003 and 2002
                 Consolidated Statements of Cash Flows for the years ended May
                  31, 2004, 2003 and 2002
                 Notes to Consolidated Financial Statements

             (2) FINANCIAL STATEMENT SCHEDULE:

                 Schedule II - Valuation and Qualifying Accounts

             (3) Exhibits:

                 Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

         (b) REPORTS ON FORM 8-K.

                 On March 9,2004, the Company filed a current report on Form 8-K under Item 5 announcing that it had entered into an Agreement and Plan of Merger dated March 7, 2004 to acquire all of the outstanding common stock of Interpore International, Inc. at a price of $ 14.50 cash per share.

                 On March 24, 2004, the Company filed a current report on Form 8-K under Item 2 announcing the successful completion of its agreement with Merck KGaA of Darmstadt, Germany ("Merck") to acquire for $300 million in cash Merck's 50% limited partner interest in BioMer C.V., the Dutch limited partnership joint venture formed by Biomet and Merck in January 1988.

                 Subsequent Form 8-K Filings

                 On June 18, 2004, the Company filed a current report on Form 8-K under Item 2 announcing that the holders of a majority of the common stock of Interpore International, Inc. ("Interpore") approved the proposed merger of a wholly-owned subsidiary of the Company with and into Interpore and, immediatly thereafter, the merger was consummated. As a result of the merger, Interpore shareholders were entitled to receive $14.50 per share in cash.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2004.

                                  BIOMET, INC.

               By: /s/  DANE A. MILLER
                   --------------------------------------------
                   Dane A. Miller, Ph.D.
                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2004.

               By: /s/ NILES L. NOBLITT
                   ---------------------------------------------
                   Niles L. Noblitt, Director

               By: /s/ DANE A. MILLER
                   --------------------------------------------
                   Dane A. Miller, Director
                   (Principal Executive Officer)

               By: /s/  JERRY L. FERGUSON
                   --------------------------------------------
                   Jerry L. Ferguson, Director

               By: /s/ M. RAY HARROFF
                   --------------------------------------------
                   M. Ray Harroff, Director

               By: /s/ KENNETH V. MILLER
                   --------------------------------------------
                   Kenneth V. Miller, Director

               By: /s/ JERRY L. MILLER
                   --------------------------------------------
                   Jerry L. Miller, Director

               By: /s/ L. GENE TANNER
                   --------------------------------------------
                   L. Gene Tanner, Director

               By: /s/ THOMAS F. KEARNS, JR.
                   --------------------------------------------
                   Thomas F. Kearns, Jr., Director

               By: /s/ CHARLES E. NIEMIER
                   --------------------------------------------
                   Charles E. Niemier, Director

               By: /s/ DANIEL P. HANN
                   --------------------------------------------
                   Daniel P. Hann, Director

               By: /s/ MARILYN TUCKER QUAYLE
                   --------------------------------------------
                   Marilyn Tucker Quayle, Director

               By: /s/ C. SCOTT HARRISON
                   --------------------------------------------
                   C. Scott Harrison, Director

               By: /s/ GREGORY D. HARTMAN
                   --------------------------------------------
                   Gregory D. Hartman, Senior Vice President - Finance (Principal Financial Officer)

               By: /s/ JAMES W. HALLER
                   --------------------------------------------
                   James W. Haller, Controller
                   (Principal Accounting Officer)

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

          3.4 Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989. (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31,1990, File No. 0-12515).

          3.5 Amended and Restated Bylaws as Amended December 13, 1997. (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

      (4) 4.1 Specimen certificate for Common Shares. (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

          4.2 Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K Report dated December 16,1999, File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Biomet, Inc. Form 10-Q Quarterly Report dated January 13, 2003, File No. 0-12515).

      (9)         No exhibit.

     (10)10.1 Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No. 0-12515).

         10.2 Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

         10.3 401(k) Profit Sharing Plan filed January 19,1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

         10.4 Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan adopted August 3, 1998. (Incorporated by reference to
                  Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

         10.5 Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

         10.6 Purchase and Substitution Agreement dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K current Report dated March 19, 2004, File No. 0-12515).

         10.7 Agreement and Plan of Merger dated March 7, 2004 among Biomet, Inc., Laker Acquisition Corp. I and Interpore International, Inc. (Incorporated by reference to Exhibit 1 to Biomet, Inc. Form SC 13D General Statement of Acquisition of Beneficial Ownership dated March 17, 2004, File No. 0-12515)

         10.8 Credit Agreement dated as of June 18, 2004, by and among Biomet, Inc., Bank of America, N.A. and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated June 18, 2004, File No. 0-12515).

     (11)         No exhibit.

     (12)         No exhibit.

     (13)         No exhibit.

     (14)         No exhibit.

     (16)         No exhibit.

     (18)         No exhibit.

     (21)21.1     Subsidiaries of the Registrant*

     (22)         No exhibit.

     (23)23.1     Consent of Independent Registered Public Accounting Firm.*

     (24)         No exhibit.

     (31)31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     (32)32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      *Filed herewith