Form 10-Q
period 2004-08-31
BIOMET INC
filed 2004-10-12
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as
described in Rule 12b-2 of the Exchange Act).  Yes  X    No

As of August 31, 2004, the registrant had 253,142,441 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2004 and May 31, 2004
(in thousands)

ASSETS
                                                August 31,         May 31,
                                                    2004            2004
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $   81,715       $  159,243
  Investments                                       14,449           10,030
  Accounts and notes receivable, net               449,436          465,949
  Inventories                                      424,997          389,391
  Deferred income taxes                             85,748           69,379
  Prepaid expenses and other                        26,808           21,877
                                                 ---------        ---------
      Total current assets                       1,083,153        1,115,869
                                                 ---------        ---------
Property, plant and equipment, at cost             493,631          466,460
    Less, Accumulated depreciation                 210,058          197,634
                                                 ---------        ---------
      Property, plant and equipment, net           283,573          268,826
                                                 ---------        ---------
Investments                                         62,453           66,339
Goodwill                                           436,471          266,860
Intangible assets, net                              91,301           53,571
Other assets                                        16,441           16,232
                                                 ---------        ---------
Total assets                                    $1,973,392       $1,787,697
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2004 and May 31, 2004
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 August 31,         May 31,
                                                     2004            2004
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  311,920       $  109,654
  Accounts payable                                   53,455           55,365
  Accrued income taxes                               38,730           18,940
  Accrued wages and commissions                      46,710           51,288
  Other accrued expenses                             83,380           78,155
                                                  ---------        ---------
     Total current liabilities                      534,195          313,402

Long-term liabilities:
  Deferred income taxes                              38,188           26,085
                                                  ---------        ---------
     Total liabilities                              572,383          339,487
                                                  ---------        ---------

Contingencies

Shareholders' equity:
  Common shares                                     172,681          167,301
  Additional paid-in capital                         60,388           60,344
  Retained earnings                               1,164,595        1,218,682
  Accumulated other comprehensive income              3,345            1,883
                                                  ---------        ---------
     Total shareholders' equity                   1,401,009        1,448,210
                                                  ---------        ---------
Total liabilities and shareholders' equity       $1,973,392       $1,787,697
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2004 and 2003
(Unaudited, in thousands, except per share data)

                                                          2004          2003
                                                          ----          ----

Net sales                                               $438,160      $370,319

Cost of sales                                            125,972       105,618
                                                         -------       -------
  Gross profit                                           312,188       264,701

Selling, general and administrative expenses             160,460       132,397
Research and development expense                          18,476        14,748
In-process research and development                       26,020            --
                                                         -------       -------
  Operating income                                       107,232       117,556

Other income (expense), net                                 (728)        3,021
                                                         -------       -------
  Income before income taxes and minority interest       106,504       120,577

Provision for income taxes                                46,071        41,979
                                                         -------       -------
  Income before minority interest                         60,433        78,598
Minority interest                                             --         2,120
                                                         -------       -------
  Net income                                            $ 60,433      $ 76,478
                                                         =======       =======
Earnings per share:
  Basic                                                     $.24          $.30
                                                            ====          ====
  Diluted                                                   $.24          $.30
                                                            ====          ====

Shares used in the computation of earnings per share:
  Basic                                                  253,856       256,847
                                                         =======       =======
  Diluted                                                255,950       258,282
                                                         =======       =======
Cash dividends per common share                             $.20          $.15
                                                            ====          ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2004 and 2003
(Unaudited, in thousands)

                                                           2004          2003
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $ 60,433      $ 76,478
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        14,044        11,870
      Amortization                                         1,521           754
      Write off of in-process research and development    26,020            --
      Gain (loss) on sale of investments, net                282          (525)
      Minority interest                                       --         2,120
      Deferred income taxes                               (2,671)         (470)
      Changes in current assets and liabilities,
        excluding effects of acquisitions:
          Accounts and notes receivable, net              30,871         8,357
          Inventories                                     (7,755)       (4,298)
          Prepaid expenses                                (5,341)       (4,781)
          Accounts payable                                (3,777)       (4,437)
          Accrued income taxes                            19,452        16,309
          Other current liabilities                      (14,179)       (5,942)
                                                         -------       -------
        Net cash from operating activities               118,900        95,435
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments        8,602        59,010
  Purchases of investments                                (8,616)      (51,183)
  Capital expenditures                                   (18,616)       (9,379)
  Acquisitions, net of cash acquired                    (266,229)           --
  Other                                                   (2,357)       (1,029)
                                                         -------        ------
        Net cash used in investing activities           (287,216)       (2,581)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net      201,770        (3,525)
  Issuance of common shares                                6,312         4,001
  Cash dividends                                         (50,872)      (38,604)
  Purchase of common shares                              (64,985)      (61,720)
                                                         -------        ------
        Net cash from (used in) financing activities      92,225       (99,848)
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,437)        3,055
                                                         -------        ------
Decrease in cash and cash equivalents                    (77,528)       (3,939)
Cash and cash equivalents, beginning of year             159,243       225,650
                                                         -------       -------
Cash and cash equivalents, end of period                $ 81,715      $221,711
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

The accompanying consolidated balance sheet at May 31, 2004, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31, 2004 and 2003:


                                                       2004            2003
                                                       ----            ----
                                                          (in thousands)

     Reconstructive                                  $282,482        $233,439
     Fixation                                          62,713          62,133
     Spinal products                                   52,909          37,967
     Other                                             40,056          36,780
                                                      -------         -------
                                                     $438,160        $370,319
                                                      =======         =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the three months ended August 31, 2004 and 2003 would have been as follows:


                                                        2004            2003
                                                        ----            ----

Net income as reported (in thousands)                $ 60,433        $ 76,478
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                                1,533           1,282
                                                      -------         -------
Pro forma net income (in thousands)                  $ 58,900        $ 75,196
                                                      =======         =======
Earning per share:
  Basic, as reported                                    $0.24           $0.30
                                                         ====            ====
  Basic, pro forma                                      $0.23           $0.29
                                                         ====            ====
  Diluted, as reported                                  $0.24           $0.30
                                                         ====            ====
  Diluted, pro forma                                    $0.23           $0.29
                                                         ====            ====
NOTE 2:     BUSINESS COMBINATION.

On June 18, 2004, the Company, through its EBI subsidiary, acquired Interpore International, Inc. (Interpore) for $270.5 million in cash. The primary reason for making the Interpore acquisition was to broaden the product portfolio the Company offers in the spinal market. The Company accounted for this acquisition as a purchase, and the operating results of Interpore have been consolidated from the date of acquisition. Interpore's respective assets and liabilities have been recorded at their estimated fair values in the Company's financial statements, with the excess purchase price being allocated to goodwill.

The Company completed its initial purchase price allocation in accordance with U.S. generally accepted accounting principles. The process included interviews with Interpore management, review of the economic and competitive environment in which Interpore operates and examination of assets, including historical performance and future prospects. The purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable to the Company's management. No assurances can be given, however, that the underlying assumptions used to estimate expected technology based product revenue, development costs or profitability, or the events associated with such technology, will occur as projected.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition:

                                                                         As of
                                                                 June 16, 2004
                                                                 -------------
Current assets                                                        $ 60,316
Property, plant and equipment                                            9,307
Intangible assets not subject to amortization:
  Trademarks and trade names                                             1,260
Intangible assets subject to amortization:
  Trademarks and trade names                                             2,270
  Developed technology                                                  16,180
  Distribution and sales agreements                                     11,440
  License agreements                                                     3,450
In-process research and development                                     26,020
Other assets                                                                83
Goodwill                                                               169,596
                                                                       -------
    Total assets acquired                                              299,922
                                                                       -------

Deferred taxes                                                          14,512
Other current liabilities                                               14,909
                                                                       -------
    Total liabilities assumed                                           29,421
                                                                       -------
Net assets acquired                                                   $270,501
                                                                       =======

The $26,020,000 assigned to in-process research and development was written off as of the acquisition date. The weighted average amortization period for amortizable intangibles is 10 years. No amount of goodwill is expected to be deductable for tax purposes. Pro forma financial information reflecting this acquisition has not been presented as it is not materially different from the Company's historical results.

NOTE 3:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended August 31, 2004 and 2003 was $1,462,000 and $2,599,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended August 31, 2004 and 2003 was $61,895,000 and $79,077,000, respectively.

NOTE 4:     INVENTORIES.

Inventories at August 31, 2004 and May 31, 2004 are as  follows:

                                                August 31,       May 31,
                                                   2004           2004
                                               ------------      -------
                                                     (in thousands)

        Raw materials                            $ 40,315       $ 34,075
        Work-in-process                            45,570         43,187
        Finished goods                            180,351        163,299
        Consigned inventory                       158,761        148,830
                                                  -------        -------
                                                 $424,997       $389,391
                                                  =======        =======

NOTE 5:     DEBT.

In connection with the Interpore acquisition, the Company entered into a 36 month revolving credit facility in the amount of $200 million. Interest is payable at LIBOR plus 0.5%. At August 31, 2004, $200 million was outstanding and the interest rate was 2.125%.

NOTE 6:     COMMON SHARES.

During the three months ended August 31, 2004, the Company issued 373,546 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $6,312,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 1,493,400 shares for $64,985,000 during the three months ended August 31, 2004.

NOTE 7:     EARNINGS PER SHARE.

Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

NOTE 8:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and the in-process research and development which is not tax affected.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF August 31, 2004

The Company's cash and investments decreased $76,995,000 to $158,617,000 at
August 31, 2004.   This decrease resulted from the $50,872,000 dividend paid
during this quarter, the $64,985,000 used to purchase shares during this quarter pursuant to the Company's share repurchase programs and the acquisition of Interpore this quarter, offset by positive cash flow from operations.

Cash flows provided by operating activities were $118,900,000 for the first three months of fiscal 2005 compared to $95,435,000 in 2004. The primary sources of fiscal year 2005 cash flows from operating activities were net income, depreciation, write-off of in-process research and development at the acquisition date of Interpore, a decrease in accounts receivable and an increase in accrued income taxes. The primary use was a decrease in other current liabilities. Accounts receivable normally decreases in Europe during the summer months as sales decrease slightly due to the vacation period, but cash receipts continue. In addition, the current quarter closed on a Tuesday for the U.S.
operations, with Monday being the primary cash receipts day.   Accrued income
taxes increased during the quarter due to the first quarter tax estimates being due after the quarter end. Other current liabilities decreased from the final payments paid for the Interpore terminations and because year end bonuses are paid during the first quarter. Accounts and notes receivable and inventory balances were increased during the three month period by $1.7 million and $3.3 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $287,216,000 for the first three months of fiscal 2005 compared to $2,581,000 in 2004. The primary use of cash flows from investing activities were the acquisition of Interpore and capital expenditures. (see Footnote 2 in the Notes to Consolidated Financial Statements.)

Cash flows provided from financing activities were $92,225,000 for the first three months of fiscal 2005 compared to a use of $99,848,000 in 2004. The primary source of cash flows from financing activities was the 36 month revolving credit facility in the amount of $200 million used for the Interpore acquisition. The primary uses were the cash dividend paid and the share repurchase programs. In July 2004, the Company's Board of Directors declared a cash dividend of twenty cents ($0.20) per share payable to shareholders of record at the close of business on July 16, 2004.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003

Net sales increased 18% to $438,160,000 for the first quarter ended August 31, 2004, from $370,319,000 for the same period last year. Excluding the positive impact of foreign currency (2%) and the acquisition of Interpore (3%), net sales growth for the first quarter was 13%. The Company's U.S.-based revenue increased 18% to $296,304,000 during the first quarter of fiscal 2005, while foreign sales increased 20% to $141,856,000. Excluding the positive foreign exchange adjustment and the Interpore acquisition, U.S.-based revenue increased 13% and foreign revenue increased 12%. The Company's worldwide sales of reconstructive products during the first quarter of fiscal 2005 were $282,482,000, representing a 21% increase compared to the first quarter of last year. This increase came through balanced growth in all of the reconstructive product categories. Sales of fixation products were $62,713,000 for the first quarter fiscal 2005, representing a 1% increase as compared to the same period in 2004. Sales of spinal products were $52,909,000 for the first quarter of fiscal 2005, representing a 39% increase as compared to the same period in 2004. The increase was primarily a result of the Interpore acquisition and strong growth in EBI's spinal implants and orthobiological products. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $40,056,000, representing a 9% increase over the first quarter of fiscal year 2004.

Cost of sales increased as a percentage of net sales to 28.7% for the first quarter of fiscal 2005 from 28.5% for the same period last year. After adjusting for the current period impact of inventory step-up relating to acquisitions, cost of sales as a percentage of net sales decreased to 27.1%. This decrease was primarily a result of higher growth rates in domestic sales, where gross margins are higher, versus foreign sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.6% compared to 35.7% for the first quarter last year. This increase is a result of Interpore's traditionally higher selling, general and administrative expenses (0.5%), and continued expansion and consolidation of EBI's direct sales force. Research and development expenditures increased 25% during the first quarter to $18,476,000 reflecting the Company's continued emphasis on new product introductions and Interpore's traditionally higher expenditures on research and development (7%). Operating income decreased 9% from $117,556,000 for the first quarter of fiscal 2004, to $107,232,000 for the first quarter of fiscal 2005. After adjusting operating income for the acquisition related expenses, operating income increased 19%. Other income decreased from $3,021,000 last year to $(728,000) this year. Other income has been negatively impacted by a reduction in cash available for investments and an increase in short term debt, due to acquisitions. In addition, over the last eleven quarters, the Company has used $667,000,000 to purchase its common stock. The effective income tax rate increased to 43.3% for the first quarter of fiscal year 2005 from 34.8% last year primarily as a result of write-off of in-process research and development not being tax affected.
After taking this into account, the tax rate for this quarter would be 34.8%.

These factors resulted in an 21% decrease in net income to $60,433,000 for the first quarter of fiscal 2005 as compared to $76,478,000 for the same period in fiscal 2004, while basic and diluted earnings per share decreased 20%, from $0.30 to $0.24 for the periods presented. Before acquisition related expenses, net income increased by 19%, while basic and diluted earnings per share increased 20% for the periods presented.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

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

(b) Changes in Internal Control. During the first quarter of fiscal 2005 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of August 31, 2004, the Company had two publicly-announced share repurchase programs outstanding. The first, announced July 1, 2004, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring July 1, 2005. The second, also announced July 1, 2004, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring July 1, 2005. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number      Maximum Number of
                                            of Shares     Shares (or Approximate
              Total Number    Average     Purchased as    Dollar Value) that May
               of shares     Price Paid  Part of Publicly    Yet be Purchased
Period         Purchased     Per Share   Announced Plans     Under the Plans
------        ------------   ----------  ---------------- ----------------------
June 1-30       168,000       $42.68           168,000              8,000 shares
July 1-31       786,000        43.72           786,000      2,272,000 shares and
                                                                     $76,248,370
August 1-31     539,400        43.47           539,400      2,008,000 shares and
                                                                     $64,414,746
              ---------        -----         ---------      --------------------
Total         1,493,400       $43.51         1,493,400      2,008,000 shares and
                                                                     $64,414,746

The publicly-announced share repurchase program of July 2, 2003, expired July 1, 2004 with the purchase of the final 8,000 shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 18, 2004. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2007.

Name                              Votes For                  Votes Withheld
----                              ---------                  --------------
M. Ray Harroff                  164,635,049                      57,527,707
Jerry L. Miller                 216,949,587                       5,213,169
Charles E. Niemier              176,125,731                      46,037,025
L. Gene Tanner                  216,551,205                       5,611,551

The following directors will continue in office until their term expires at the 2005 Annual meeting of shareholders: C. Scott Harrison, M.D.; Niles L. Noblitt; Kenneth V. Miller; and Marilyn Tucker Quayle.

The following directors will continue in office until their term expires at the 2006 Annual Meeting of shareholders: Dane A. Miller, Ph. D.; Jerry L. Ferguson; Thomas F. Kearns, Jr.; and Daniel P. Hann.


2. The appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending May 31, 2005 was ratified by the shareholders, as follows: Votes For - 219,846,967; Votes Against - 1,082,435; and Abstentions and Broker Non-Votes - 1,233,354.

Item 6.  Exhibits.

See Index to Exhibits.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:   10/12/2004                   BY:   /s/  Gregory D. Hartman
       -----------                         -----------------------
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