Form 10-Q
period 2004-11-30
BIOMET INC
filed 2005-01-10
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2004.

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

As of November 30, 2004, the registrant had 252,677,803 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                         Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-9

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10-12

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 13

      Item 4.  Controls and Procedures                                      13

    Part II.   Other Information                                            14

    Signatures                                                              15

    Index to Exhibits                                                       16



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2004 and May 31, 2004
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                    2004            2004
                                                -----------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $   99,518       $  159,243
  Investments                                       10,907           10,030
  Accounts and notes receivable, net               476,574          465,949
  Inventories                                      446,711          389,391
  Deferred income taxes                             85,748           69,379
  Prepaid expenses and other                        29,674           21,877
                                                 ---------        ---------
      Total current assets                       1,149,132        1,115,869
                                                 ---------        ---------
Property, plant and equipment, at cost             527,423          466,460
    Less, Accumulated depreciation                 228,626          197,634
                                                 ---------        ---------
      Property, plant and equipment, net           298,797          268,826
                                                 ---------        ---------
Investments                                         63,880           66,339
Goodwill, net                                      439,335          266,860
Intangible assets, net                              90,335           53,571
Other assets                                        16,261           16,232
                                                 ---------        ---------
Total assets                                    $2,057,740       $1,787,697
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2004 and May 31, 2004
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                     2004            2004
                                                 -----------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  324,676       $  109,654
  Accounts payable                                   55,548           55,365
  Accrued income taxes                               10,013           18,940
  Accrued wages and commissions                      50,707           51,288
  Other accrued expenses                            104,558           78,155
                                                  ---------        ---------
     Total current liabilities                      545,502          313,402

Long-term liabilities:
  Deferred income taxes                              34,981           26,085
                                                  ---------        ---------
     Total liabilities                              580,483          339,487
                                                  ---------        ---------

Contingencies (Note 9)

Shareholders' equity:
  Common shares                                     178,585          167,301
  Additional paid-in capital                         60,720           60,344
  Retained earnings                               1,217,538        1,218,682
  Accumulated other comprehensive income             20,414            1,883
                                                  ---------        ---------
     Total shareholders' equity                   1,477,257        1,448,210
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,057,740       $1,787,697
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2004 and 2003 (Unaudited, in thousands, except per share data)

                                       Six Months Ended     Three Months Ended
                                       ----------------     ------------------
                                        2004      2003         2004      2003
                                        ----      ----         ----      ----

Net sales                           $  894,834  $  757,880   $456,674  $387,561

Cost of sales                          257,087     214,408    131,115   108,790
                                     ---------   ---------    -------   -------
  Gross profit                         637,747     543,472    325,559   278,771

Selling, general and
  administrative expenses              326,765     269,061    166,305   136,664
Research and development expense        38,082      30,558     19,606    15,810
In-process research and development     26,020          --         --        --
                                     ---------   ---------    -------   -------
  Operating income                     246,880     243,853    139,648   126,297

Other income, net                         (484)      6,690        244     3,669
                                     ---------   ---------    -------   -------
  Income before income taxes and
    minority interest                  246,396     250,543    139,892   129,966

Provision for income taxes              94,764      87,229     48,693    45,250
                                     ---------   ---------    -------   -------
  Income before minority interest      151,632     163,314     91,911    84,716
Minority interest                           --       4,144         --     2,024
                                     ---------   ---------    -------   -------
  Net income                        $  151,632  $  159,170   $ 91,199  $ 82,692
                                     =========   =========    =======   =======
Earnings per share:
  Basic                                   $.60        $.62       $.36      $.32
                                          ====        ====       ====      ====
  Diluted                                 $.59        $.62       $.36      $.32
                                          ====        ====       ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                253,403     256,325    252,944   255,797
                                       =======     =======    =======   =======
  Diluted                              255,586     257,904    255,225   257,599
                                       =======     =======    =======   =======
Cash dividends per common share           $.20        $.15       $ --      $ --
                                          ====        ====       ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2004 and 2003
(Unaudited, in thousands)

                                                           2004          2003
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $151,632      $159,170
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        28,969        24,036
      Amortization                                         3,290         1,512
      Write off of in-process research and development    26,020            --
      Loss (Gain) on sale of investments, net                223          (692)
      Minority interest                                       --         4,144
      Deferred income taxes                               (6,684)       (1,103)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net                 7,724       (16,819)
        Inventories                                      (19,005)       (9,799)
        Accounts payable                                  (3,868)       (7,089)
        Accrued income taxes                              (7,985)       (2,620)
        Other                                             (1,133)       (1,425)
                                                         -------       -------
        Net cash from operating activities               179,183       149,315
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       24,692        68,981
  Purchases of investments                               (22,284)      (77,237)
  Capital expenditures                                   (43,511)      (24,618)
  Acquisitions, net of cash acquired                    (266,229)           --
  Other                                                   (3,131)       (1,878)
                                                         -------        ------
        Net cash used in investing activities           (310,463)      (34,752)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase  in short-term borrowings, net                209,385         6,877
  Issuance of common shares                               12,766        13,323
  Cash dividends                                         (50,872)      (38,604)
  Purchase of common shares                             (103,990)      (78,703)
                                                         -------        ------
        Net cash from (used in) financing activities      67,289       (97,107)
                                                         -------        ------
Effect of exchange rate changes on cash                    4,266        (1,366)
                                                         -------        ------
Increase (decrease) in cash and cash equivalents         (59,725)       16,090
Cash and cash equivalents, beginning of year             159,243       225,650
                                                         -------       -------
Cash and cash equivalents, end of period                $ 99,518      $241,740
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

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

Net sales of musculoskeletal products by product category are as follows for the six and three month periods ended November 30, 2004 and 2003:

                                    Six Months Ended     Three Months Ended
                                    -----------------     ------------------
                                     2004       2003       2004        2003
                                     ----       ----       ----        ----
                                                (in thousands)

     Reconstructive               $583,867    $485,522   $301,385    $252,083
     Fixation                      123,041     122,428     60,328      60,295
     Spinal products               106,141      76,946     53,232      38,979
     Other                          81,785      72,984     41,729      36,204
                                   -------     -------    -------     -------
                                  $894,834    $757,880   $456,674    $387,561
                                   =======     =======    =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the six and three month periods ended November 30, 2004 and 2003 would have been as follows:

                                        Six Months Ended     Three Months Ended
                                        -----------------    ------------------
                                          2004      2003      2004        2003
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $151,632  $159,170  $ 91,199  $ 82,692
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   3,034     2,563     1,501     1,281
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $148,598  $156,607  $ 89,698  $ 81,411
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $0.60     $0.62     $0.36     $0.32
                                            ====      ====      ====      ====
  Basic, pro forma                         $0.59     $0.61     $0.35     $0.32
                                            ====      ====      ====      ====
  Diluted, as reported                     $0.59     $0.62     $0.36     $0.32
                                            ====      ====      ====      ====
  Diluted, pro forma                       $0.58     $0.61     $0.35     $0.32
                                            ====      ====      ====      ====

On December 16, 2004, the FASB finalized SFAS No. 123R "Share-Based Payment," which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require us to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

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

NOTE 3:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended November 30, 2004 and 2003 was $17,069,000 and $9,884,000, respectively. Other comprehensive income for the six months ended November 30, 2004 and 2003 was $18,531,000 and $12,483,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2004 and 2003 was $108,268,000 and $92,576,000,
respectively. Total comprehensive income for the six months ended November 30, 2004 and 2003 was $170,163,000 and $171,653,000, respectively.

NOTE 4:     INVENTORIES.

Inventories at November 30, 2004 and May 31, 2004 are as  follows:

                                November 30,      May 31,
                                   2004            2004
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 43,352       $ 34,075
        Work-in-process            50,267         43,187
        Finished goods            189,007        163,299
        Consigned inventory       164,085        148,830
                                  -------        -------
                                 $446,711       $389,391
                                  =======        =======
NOTE 5:     DEBT.

In connection with the Interpore acquisition, the Company entered into a 36 month revolving credit facility in the amount of $200 million. Interest is payable at LIBOR plus 0.5%. At November 30, 2004, $200 million was outstanding and the interest rate was 2.68%.


NOTE 6:     COMMON SHARES.

During the six months ended November 30, 2004, the Company issued 743,908 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $12,766,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 2,328,400 shares for $103,990,000 during the six months ended November 30, 2004.

NOTE 7:     EARNINGS PER SHARE.

Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

NOTE 8:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and the write-off of in-process research and development which is not tax affected.

NOTE 9:     CONTINGENCIES.

On October 3, 2002, a complaint was filed against the Company by Spinal Concepts, Inc. ("Spinal Concepts") alleging that certain U.S. Patents owned by Spinal Concepts are infringed by the VueLock(R) Anterior Cervical Plate System manufactured by EBI, L.P. ("EBI"). On June 28, 2004, the Company's subsidiary, Cross Medical Products Inc., filed suit against Spinal Concepts alleging that Spinal Concepts' InCompass(R), Pathfinder(TM) and Speedlink(TM) products infringe U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442, all of which are owned by Cross Medical. On July 14, 2004, the Company's subsidiary, EBI, also filed suit against Spinal Concepts alleging that an instrument sold with Spinal Concepts' AcuFix(TM) cervical plate infringes U.S. Patent No. 6,599,290 owned by EBI. On December 23, 2004, the Company and Spinal Concepts executed a global Settlement Agreement amicably resolving all three lawsuits between the Companies. The essential terms of the settlement include an exchange of paid-up cross licenses to all patents at issue, an exchange of covenants not to sue on any products that were at issue, and a payment of $1 million to Spinal Concepts. Stipulations of dismissal are in the process of being filed and management considers this matter concluded.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF November 30, 2004

The Company's cash and investments decreased $61,307,000 to $174,305,000 at November 30, 2004. This decrease resulted from the $50,872,000 dividend paid during the first quarter, the $103,990,000 used to purchase shares during the first six months pursuant to the Company's share repurchase programs and the acquisition of Interpore during the first quarter, offset by positive cash flow from operations and an increase in short term borrowings.

Cash flows provided by operating activities were $179,183,000 for the first six months of fiscal 2005 compared to $149,315,000 in 2004. The primary sources of fiscal year 2005 cash flows from operating activities were net income, depreciation and the write-off of in-process research and development at the acquisition date of Interpore. The primary use was an increase in inventory. Inventories increased from new product introductions, specifically new knee systems introduced in the US and Europe. Accounts and notes receivable and inventory balances were increased during the six month period by $5.7 million and $12.8 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $310,463,000 for the first six months of fiscal 2005 compared to $34,752,000 in 2004. The primary use of cash flows from investing activities were the acquisition of Interpore and capital expenditures. (see Footnote 2 in the Notes to Consolidated Financial Statements)

Cash flows from financing activities were $67,289,000 for the first six months of fiscal 2005 compared to a use of $97,107,000 in 2004. The primary source of cash flows from financing activities was the 36 month revolving credit facility in the amount of $200 million used for the Interpore acquisition. The primary uses were the cash dividend paid and the share repurchase programs. In July 2004, the Company's Board of Directors declared a cash dividend of twenty cents ($0.20) per share payable to shareholders of record at the close of business on July 16, 2004.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2003

Net sales increased 18% to $894,834,000 for the six months ended November 30, 2004, from $757,880,000 for the same period last year. This sales growth includes a positive impact from foreign currency of $16.6 million and additional sales from the acquisition of Interpore of $27.4 million, leaving net sales growth for the six months in local currencies at 12%. The Company's U.S.-based revenue increased 17% to $605,310,000 during the first six months of fiscal 2005, while foreign sales increased 20% to $289,524,000. The Interpore acquisition added $21.8 million to U.S.-based revenue and $5.6 million to foreign revenue. The Company's worldwide sales of reconstructive products during the first six months of fiscal 2005 were $583,867,000, representing a 20% increase compared to the first six months of last year. Sales of fixation products were $123,041,000 for the first six months fiscal 2005, representing a 1% increase as compared to the same period in 2004. Sales of spinal products were $106,141,000 for the first six months of fiscal 2005, representing a 38% increase as compared to the same period in 2004. The increase was primarily a result of the Interpore acquisition and strong growth in EBI's spinal implants and orthobiological products. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $81,785,000, representing a 12% increase over the first six months of fiscal year 2004.

Cost of sales increased as a percentage of net sales to 28.7% for the first six months of fiscal 2005 from 28.3% for the same period last year. The current period impact of inventory step-up relating to acquisitions was 1.6%. This 1.6% increase was offset by a decrease of 1.2% in the percentage primarily as result of higher growth rates in domestic sales, where gross margins are higher, versus foreign sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.5% compared to 35.5% for the first six months last year. This increase is a result of Interpore's traditionally higher selling, general and administrative expenses (0.3%), increased bad debt expense for EBI's domestic insurance receivables (0.4%) and continued expansion and consolidation of EBI's direct sales force. Research and development expenditures increased 25% during the first six months to $38,082,000 reflecting the Company's continued emphasis on new product introductions and Interpore's traditionally higher expenditures on research and development (7%). In-process research and development expense relates to the acquired in-process research and development related to the Interpore acquisition, which was written off at the acquisition date. Operating income increased 1% from $243,853,000 for the first six months of fiscal
2004, to $246,880,000 for the first six months of fiscal 2005. The affect on operating income for the previously discussed acquisition related expenses was a reduction of $40,424,000. Other income decreased from $6,690,000 last year to $(484,000) this year. Other income has been negatively impacted by a reduction in cash available for investments and an increase in short term debt, due to acquisitions. In addition, over the last twelve quarters, the Company has used $705,897,000 to purchase its common stock. The effective income tax rate increased to 38.5% for the first six months of fiscal year 2005 from 34.8% last year primarily as a result of write-off of in-process research and development not being tax affected.

These factors resulted in a 5% decrease in net income from $159,170,000 to $151,632,000, a 3% decrease in basic earnings per share from $0.62 to $0.60 and a 5% decrease in diluted earnings per share from $0.62 to $0.59 for the periods presented. The affect of acquisition related expenses as discussed in the preceding paragraph, net of tax, on net income, basic earnings per share and diluted earnings per share was to decrease them by $35,421,000, $0.14 per share and $0.14 per share, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003

Net sales increased 18% to $456,674,000 for the second quarter ended November 30, 2004, from $387,561,000 for the same period last year. This sales growth includes a positive impact from foreign currency of $9.6 million and additional sales from the acquisition of Interpore of $13.7 million, leaving net sales growth for the quarter in local currencies at 12%. The Company's U.S.-based revenue increased 17% to $309,006,000 during the second quarter of fiscal 2005, while foreign sales increased 20% to $147,668,000. The Interpore acquisition added $10.4 million to U.S.-based revenue and $3.3 million to foreign revenue. The Company's worldwide sales of reconstructive products during the second quarter of fiscal 2005 were $301,385,000, representing a 20% increase compared to the second quarter of last year. Sales of fixation products were $60,328,000 for the second quarter fiscal 2005, representing a slight increase as compared to the same period in 2004. Sales of spinal products were $53,232,000 for the second quarter of fiscal 2005, representing a 37% increase as compared to the same period in 2004. The increase was primarily a result of the Interpore acquisition and strong growth in EBI's spinal implants and orthobiological products. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $41,729,000, representing a 15% increase over the second quarter of fiscal year 2004.

Cost of sales increased as a percentage of net sales to 28.7% for the second quarter of fiscal 2005 from 28.1% for the same period last year. The current period impact of inventory step-up relating to acquisitions was 1.6%. This 1.6% increase was offset by a decrease of 1% in the percentage primarily as a result of higher growth rates in domestic sales, where gross margins are higher, versus foreign sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.4% compared to 35.3% for the second quarter last year. This increase is a result of Interpore's traditionally higher selling, general and administrative expenses (0.2%), increased bad debt expense for EBI's domestic insurance receivables (0.8%) and continued expansion and consolidation of EBI's direct sales force. Research and development expenditures increased 24% during the second quarter to $19,606,000 reflecting the Company's continued emphasis on new product introductions and Interpore's traditionally higher expenditures on research and development (7%). Operating income increased 11% from $126,297,000 for the second quarter of fiscal 2004, to $139,648,000 for the second quarter of fiscal 2005. The affect on operating income for the previously discussed acquisition related expenses was a reduction of $7,402,000. Other income decreased from $3,669,000 last year to $244,000 this year. Other income has been negatively impacted by a reduction in cash available for investments and an increase in short term debt, due to acquisitions and common stock repurchases. The effective income tax rate remained relatively flat at 34.8%.

These factors resulted in a 10% increase in net income to $91,199,000 for the second quarter of fiscal 2005 as compared to $82,692,000 for the same period in fiscal 2004, while basic and diluted earnings per share increased 13%, from $0.32 to $0.36 for the periods presented. The affect of acquisition related expenses as discussed in the preceding paragraph, net of tax, on net income, basic earnings per share and diluted earnings per share was to decrease them by $4,831,000, $0.02 per share and $0.02 per share, respectively.

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

(b) Changes in Internal Control. During the second quarter of fiscal 2005 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.

On October 3, 2002, a complaint was filed against the Company by Spinal Concepts, Inc. ("Spinal Concepts") alleging that certain U.S. Patents owned by Spinal Concepts are infringed by the VueLock(R) Anterior Cervical Plate System manufactured by EBI, L.P. ("EBI"). On June 28, 2004, the Company's subsidiary, Cross Medical Products Inc., filed suit against Spinal Concepts alleging that Spinal Concepts' InCompass(R), Pathfinder(TM) and Speedlink(TM) products infringe U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442, all of which are owned by Cross Medical. On July 14, 2004, the Company's subsidiary, EBI, also filed suit against Spinal Concepts alleging that an instrument sold with Spinal Concepts' AcuFix(TM) cervical plate infringes U.S. Patent No. 6,599,290 owned by EBI. On December 23, 2004, the Company and Spinal Concepts executed a global Settlement Agreement amicably resolving all three lawsuits between the Companies. The essential terms of the settlement include an exchange of paid-up cross licenses to all patents at issue, an exchange of covenants not to sue on any products that were at issue, and a payment of $1 million to Spinal Concepts. Stipulations of dismissal are in the process of being filed and management considers this matter concluded.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of November 30, 2004, the Company had two publicly-announced share repurchase programs outstanding. The first, announced July 1, 2004, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring July 1, 2005. The second, also announced July 1, 2004, approved the purchase of shares up to $100 million in open market or privately negotiated transactions. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number       Maximum Number of
                                           of Shares      Shares (or Approximate
              Total Number   Average     Purchased as     Dollar Value) that May
               of shares    Price Paid  Part of Publicly     Yet be Purchased
Period         Purchased    Per Share   Announced Plans      Under the Plans
------        ------------  ----------  ----------------  ----------------------
September 1-30     252,000      $47.14           252,000        1,756,000 shares
                                                                 and $64,414,746
October 1-31       331,000       45.60           331,000        1,504,000 shares
                                                                 and $60,945,118
November 1-30      252,000       47.75           252,000        1,252,000 shares
                                                                 and $60,945,118
                   -------       -----           -------       -----------------
                   835,000       46.71           835,000        1,252,000 shares
                                                                 and $60,945,118




Item 6.  Exhibits.

See Index to Exhibits.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:   1/10/2005                    BY:   /s/  Gregory D. Hartman
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