Form 10-Q
period 2005-02-28
BIOMET INC
filed 2005-04-11
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 2005.

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

As of February 28, 2005, the registrant had 251,864,378 common shares outstanding.


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



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2005 and May 31, 2004
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                    2005            2004
                                                -----------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $   99,867       $  159,243
  Investments                                       10,902           10,030
  Accounts and notes receivable, net               489,467          465,949
  Inventories                                      456,612          389,391
  Deferred income taxes                             79,654           69,379
  Prepaid expenses and other                        38,556           21,877
                                                 ---------        ---------
      Total current assets                       1,175,058        1,115,869
                                                 ---------        ---------
Property, plant and equipment, at cost             558,109          466,460
    Less, Accumulated depreciation                 243,392          197,634
                                                 ---------        ---------
      Property, plant and equipment, net           314,717          268,826
                                                 ---------        ---------
Investments                                         61,994           66,339
Goodwill                                           440,896          266,860
Intangible assets, net                              89,824           53,571
Other assets                                        15,239           16,232
                                                 ---------        ---------
Total assets                                    $2,097,728       $1,787,697
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2005 and May 31, 2004
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,       May 31,
                                                     2005            2004
                                                 -----------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  300,461       $  109,654
  Accounts payable                                   57,771           55,365
  Accrued income taxes                               12,620           18,940
  Accrued wages and commissions                      52,594           51,288
  Other accrued expenses                            103,523           78,155
                                                  ---------        ---------
     Total current liabilities                      526,969          313,402

Long-term liabilities:
  Deferred income taxes                              32,346           26,085
                                                  ---------        ---------
     Total liabilities                              559,315          339,487
                                                  ---------        ---------

Contingencies (Note 9)

Shareholders' equity:
  Common shares                                     184,509          167,301
  Additional paid-in capital                         60,908           60,344
  Retained earnings                               1,263,962        1,218,682
  Accumulated other comprehensive income             29,034            1,883
                                                  ---------        ---------
     Total shareholders' equity                   1,538,413        1,448,210
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,097,728       $1,787,697
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 2005 and 2004 (Unaudited, in thousands, except per share data)

                                       Nine Months Ended     Three Months Ended
                                       ----------------     ------------------
                                        2005      2004         2005      2004
                                        ----      ----         ----      ----

Net sales                           $1,376,857  $1,168,065   $482,023  $410,185

Cost of sales                          395,155     330,400    138,068   115,992
                                     ---------   ---------    -------   -------
  Gross profit                         981,702     837,665    343,955   294,193

Selling, general and
  administrative expenses              505,989     414,773    179,224   145,712
Research and development expense        58,543      46,450     20,461    15,892
In-process research and development     26,020          --         --        --
                                     ---------   ---------    -------   -------
  Operating income                     391,150     376,442    144,270   132,589

Other income, net                        2,157      10,260      2,641     3,570
                                     ---------   ---------    -------   -------
  Income before income taxes and
    minority interest                  393,307     386,702    146,911   136,159

Provision for income taxes             144,891     134,659     50,127    47,430
                                     ---------   ---------    -------   -------
  Income before minority interest      248,416     252,043     96,784    88,729
Minority interest                           --       6,273         --     2,129
                                     ---------   ---------    -------   -------
  Net income                        $  248,416  $  245,770   $ 96,784  $ 86,600
                                     =========   =========    =======   =======
Earnings per share:
  Basic                                  $0.98       $0.96      $0.38     $0.34
                                          ====        ====       ====      ====
  Diluted                                $0.97       $0.95      $0.38     $0.34
                                          ====        ====       ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                253,000     255,916    252,182   255,110
                                       =======     =======    =======   =======
  Diluted                              255,029     257,892    253,994   257,244
                                       =======     =======    =======   =======
Cash dividends per common share           $.20        $.15       $ --      $ --
                                          ====        ====       ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2005 and 2004
(Unaudited, in thousands)

                                                           2004          2004
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $248,416      $245,770
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        45,001        38,876
      Amortization                                         5,212         2,274
      Write off of in-process research and development    26,020            --
      Loss (Gain) on sale of investments, net                103          (583)
      Minority interest                                       --         6,273
      Deferred income taxes                               (3,159)       (1,562)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net                 8,774       (37,130)
        Inventories                                      (29,136)       (2,059)
        Accounts payable                                  (1,519)       (6,782)
        Accrued income taxes                              (6,318)        4,597
        Other                                             (8,678)        4,419
                                                         -------       -------
        Net cash from operating activities               284,716       254,093
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       41,630       215,286
  Purchases of investments                               (36,607)     (106,694)
  Capital expenditures                                   (73,396)      (42,594)
  Acquisitions, net of cash acquired                    (266,229)           --
  Other                                                   (3,070)       (1,587)
                                                         -------       -------
        Net cash from (used in) investing activities    (337,672)       64,411
                                                         -------       -------
Cash flows from (used in) financing activities:
  Increase  in short-term borrowings, net                183,733        (2,254)
  Issuance of common shares                               19,466        21,874
  Cash dividends                                         (50,872)      (38,604)
  Purchase of common shares                             (155,405)     (152,020)
                                                         -------       -------
        Net cash used in financing activities             (3,078)     (171,004)
                                                         -------       -------
Effect of exchange rate changes on cash                   (3,342)        3,773
                                                         -------       -------
Increase (decrease) in cash and cash equivalents         (59,376)      151,273
Cash and cash equivalents, beginning of year             159,243       225,650
                                                         -------       -------
Cash and cash equivalents, end of period                $ 99,867      $376,923
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

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

Net sales of musculoskeletal products by product category are as follows for the nine and three month periods ended February 28, 2005 and 2004:

                                    Nine Months Ended     Three Months Ended
                                    -----------------     ------------------
                                     2005       2004       2005        2004
                                     ----       ----       ----        ----
                                                (in thousands)

     Reconstructive             $  910,087  $  755,726   $326,220    $270,203
     Fixation                      185,131     184,889     62,090      62,460
     Spinal products               158,756     116,267     52,615      39,322
     Other                         122,883     111,183     41,098      38,200
                                 ---------   ---------    -------     -------
                                $1,376,857  $1,168,065   $482,023    $410,185
                                 =========   =========    =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the nine and three month periods ended February 28, 2005 and 2004 would have been as follows:

                                        Nine Months Ended     Three Months Ended
                                        -----------------    ------------------
                                          2005      2004      2005        2004
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $248,416  $245,770  $ 96,784  $ 86,600
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   4,694     3,853     1,660     1,290
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $243,722  $241,917  $ 95,124  $ 85,310
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $0.98     $0.96     $0.38     $0.34
                                            ====      ====      ====      ====
  Basic, pro forma                         $0.96     $0.95     $0.38     $0.33
                                            ====      ====      ====      ====
  Diluted, as reported                     $0.97     $0.95     $0.38     $0.34
                                            ====      ====      ====      ====
  Diluted, pro forma                       $0.96     $0.94     $0.37     $0.33
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

NOTE 2:     BUSINESS COMBINATION.

On June 18, 2004, the Company, through its EBI subsidiary, acquired Interpore International, Inc. ("Interpore") for $270.5 million in cash. The primary reason for making the Interpore acquisition was to broaden the product portfolio the Company offers in the spinal market. The Company accounted for this acquisition as a purchase, and the operating results of Interpore have been consolidated from the date of acquisition. Interpore's respective assets and liabilities have been recorded at their estimated fair values in the Company's financial statements, with the excess purchase price being allocated to goodwill.

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

NOTE 3:     COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized depreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended February 28, 2005 and 2004 was $8,620,000 and $27,186,000, respectively. Other comprehensive income for the nine months ended February 28, 2005 and 2004 was $27,151,000 and $39,668,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 2005 and 2004 was $105,404,000 and $113,786,000,
respectively. Total comprehensive income for the nine months ended February 28, 2005 and 2004 was $275,567,000 and $285,438,000, respectively.

NOTE 4:     INVENTORIES.

Inventories at February 28, 2005 and May 31, 2004 are as  follows:

                                February 28,      May 31,
                                   2005            2004
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 47,253       $ 34,075
        Work-in-process            56,104         43,187
        Finished goods            187,460        163,299
        Consigned inventory       165,795        148,830
                                  -------        -------
                                 $456,612       $389,391
                                  =======        =======

NOTE 5:     DEBT.

In connection with the Interpore acquisition, the Company entered into a 36 month revolving credit facility in the amount of $200 million. Interest is payable at LIBOR plus 0.5%. At February 28, 2005, $180 million was outstanding and the interest rate was 3.17%.

NOTE 6:     COMMON SHARES.

During the nine months ended February 28, 2005, the Company issued 1,109,353 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $19,466,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 3,507,270 shares for $155,405,000 during the nine months ended February 28, 2005.

NOTE 7:     EARNINGS PER SHARE.

Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

NOTE 8:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and the write-off of in-process research and development, which is not tax affected.

NOTE 9:     CONTINGENCIES.

On March 29, 2005, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet's hip or knee implants. It is the Company's understanding that similar inquiries have been directed to other companies in the orthopedics industry. The Company intends to fully cooperate with the Department of Justice inquiry.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF February 28, 2005

The Company's cash and investments decreased $62,849,000 since May 31, 2004 to $172,763,000 at February 28, 2005. This decrease resulted from the $50,872,000 dividend paid during the first quarter, the $155,405,000 used to purchase shares during the first nine months pursuant to the Company's share repurchase programs and the acquisition of Interpore during the first quarter, offset by positive cash flow from operations and an increase in short term borrowings.

Cash flows provided by operating activities were $284,716,000 for the first nine months of fiscal 2005 compared to $254,093,000 in 2004. The primary sources of fiscal year 2005 cash flows from operating activities were net income, depreciation and the write-off of in-process research and development at the acquisition date of Interpore. The primary use was an increase in inventory. Inventories increased from new product introductions, specifically new knee systems introduced in the US and Europe. Accounts and notes receivable and inventory balances were increased during the nine month period by $19.6 million and $12.6 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $337,672,000 for the first nine months of fiscal 2005 compared to a source of $64,411,000 in 2004. The primary use of cash flows from investing activities were the acquisition of Interpore and capital expenditures. (see Footnote 2 in the Notes to Consolidated Financial Statements)

Cash flows used in financing activities were $3,078,000 for the first nine months of fiscal 2005 compared to a use of $171,004,000 in 2004. The primary source of cash flows from financing activities was the 36 month revolving credit facility in the amount of $200 million used for the Interpore acquisition. The primary uses were the cash dividend paid and the share repurchase programs. In July 2004, the Company's Board of Directors declared a cash dividend of twenty cents ($0.20) per share payable to shareholders of record at the close of business on July 16, 2004.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2004

Net sales increased 18% to $1,376,857,000 for the nine months ended February
28, 2005, from $1,168,065,000 for the same period last year. This sales growth includes a positive impact from foreign currency of $27.8 million and additional sales from the acquisition of Interpore of $39.1 million, leaving net sales growth for the nine months in local currencies at 12%. The Company's U.S.-based revenue increased 17% to $918,514,000 during the first nine months of fiscal 2005, while foreign sales increased 21% to $458,343,000. The
Interpore acquisition added $30.9 million to U.S.-based revenue and $8.2 million to foreign revenue. The Company's worldwide sales of reconstructive products during the first nine months of fiscal 2005 were $910,087,000, representing a 20% increase compared to the first nine months of last year. Sales of fixation products were $185,131,000 for the first nine months fiscal 2005, representing a minimal increase as compared to the same period in 2004. Sales of spinal products were $158,756,000 for the first nine months of fiscal 2005, representing a 37% increase as compared to the same period in 2004. The increase was primarily a result of the Interpore acquisition and strong growth in EBI's spinal implants and orthobiological products. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $122,883,000, representing an 11% increase over the first nine months of fiscal year 2004.

Cost of sales increased as a percentage of net sales to 28.7% for the first nine months of fiscal 2005 from 28.3% for the same period last year. The current period impact of inventory step-up relating to acquisitions was 1.6%. This increase was offset by a decrease of 1.2% primarily as a result of higher growth rates in reconstructive devices, where gross margins are higher. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.7% compared to 35.5% for the first nine months of last year. This increase is a result of Interpore's traditionally higher selling, general and administrative expenses (0.4%), increased bad debt expense for EBI's domestic insurance receivables (0.6%) and continued expansion and integration of EBI's direct sales force. Research and development expenditures, as a percentage of net sales, increased to 4.3% compared to 4.0% for the first nine months of last year reflecting Interpore's traditionally higher expenditures on research and development (0.2%) and the Company's continued emphasis on new product introductions. In-process research and development expense relates to the acquired in-process research and development related to the Interpore acquisition, which was written off at the acquisition date. Operating income increased 4% from $376,442,000 for the first nine months of fiscal 2004, to $391,150,000 for the first nine months of fiscal 2005. The affect on operating income for the previously discussed acquisition related expenses was a reduction of $47,826,000. Other income decreased from $10,260,000 last year to $2,157,000 this year. Other income has been negatively impacted by a reduction in cash available for investments and an increase in short term debt, due to acquisitions. In addition, over the last twelve quarters, the Company has used $757,312,000 to purchase its common stock. The effective income tax rate increased to 36.8% for the first nine months of fiscal year 2005 from 34.8% last year primarily as a result of write-off of in-process research and development not being tax affected.

These factors resulted in a 1% increase in net income from $245,770,000 to $248,416,000, a 2% increase in basic earnings per share from $0.96 to $0.98 and a 2% increase in diluted earnings per share from $0.95 to $0.97 for the periods presented. The affect of acquisition related expenses as discussed in the preceding paragraph, net of tax, on net income, basic earnings per share and diluted earnings per share was to decrease them by $40,252,000, $0.16 per share and $0.16 per share, respectively.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2004

Net sales increased 18% to $482,023,000 for the third quarter ended February
28, 2005, from $410,185,000 for the same period last year. This sales growth includes a positive impact from foreign currency of $11.2 million and additional sales from the acquisition of Interpore of $11.7 million, leaving net sales growth for the quarter in local currencies at 12%. The Company's U.S.-based revenue increased 15% to $313,204,000 during the third quarter of fiscal 2005, while foreign sales increased 22% to $168,819,000. The Interpore acquisition added $9.1 million to U.S.-based revenue and $2.6 million to foreign revenue. The Company's worldwide sales of reconstructive products during the third quarter of fiscal 2005 were $326,220,000, representing a 21% increase compared to the third quarter of last year. Sales of fixation products were $62,090,000 for the third quarter of fiscal 2005, representing a slight decrease as compared to the same period in 2004. Sales of spinal products were $52,615,000 for the third quarter of fiscal 2005, representing a 34% increase as compared to the same period in 2004. The increase was primarily a result of the Interpore acquisition and strong growth in EBI's spinal implants and orthobiological products. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $41,098,000, representing an 8% increase over the third quarter of fiscal year 2004.

Cost of sales increased as a percentage of net sales to 28.6% for the third quarter of fiscal 2005 from 28.3% for the same period last year. The current period impact of inventory step-up relating to acquisitions was 1.5%. This increase was offset by a decrease of 1.2% primarily as a result of higher growth rates in reconstructive devices, where gross margins are higher. Selling, general and administrative expenses, as a percentage of net sales, increased to 37.2% compared to 35.5% for the third quarter last year. This increase is a result of Interpore's traditionally higher selling, general and administrative expenses (0.3%), increased bad debt expense for EBI's domestic insurance receivables (0.9%) and continued expansion and integration of EBI's direct sales force. Research and development expenditures, as a percentage of net sales, increased to 4.2% compared to 3.9% for the third quarter last year reflecting Interpore's traditionally higher expenditures on research and development (0.2%) and the Company's continued emphasis on new product introductions. Operating income increased 9% from $132,589,000 for the third quarter of fiscal 2004, to $144,270,000 for the third quarter of fiscal 2005. The affect on operating income for the previously discussed acquisition related expenses was a reduction of $7,402,000. Other income decreased from $3,570,000 last year to $2,641,000 this year. Other income has been negatively impacted by a reduction in cash available for investments and an increase in short term debt, due to acquisitions and common stock repurchases. The effective income tax rate decreased from 34.8% last year to 34.1% this year. This is a result of finalizing the European reorganization in connection with the Company's purchase of Merck's interest in the Biomet Merck joint venture and obtaining tax clearances from the respective tax authorities.

These factors resulted in a 12% increase in net income to $96,784,000 for the third quarter of fiscal 2005 as compared to $86,600,000 for the same period in fiscal 2004, while basic and diluted earnings per share increased 12%, from $0.34 to $0.38 for the periods presented. The affect of acquisition related expenses as discussed in the preceding paragraph, net of tax, on net income, basic earnings per share and diluted earnings per share was to decrease them by $4,831,000, $0.02 per share and $0.02 per share, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2005.

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

(b) Changes in Internal Control. During the third quarter of fiscal 2005 covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings.

On March 29, 2005, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet's hip or knee implants. It is the Company's understanding that similar inquiries have been directed to other companies in the orthopedics industry. The Company intends to fully cooperate with the Department of Justice inquiry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

As of February 28, 2005, the Company had two publicly-announced share repurchase programs outstanding. The first, announced July 1, 2004, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring July 1, 2005. The second, also announced July 1, 2004, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring July 1, 2005. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number       Maximum Number of
                                           of Shares      Shares (or Approximate
              Total Number   Average     Purchased as     Dollar Value) that May
               of shares    Price Paid  Part of Publicly     Yet be Purchased
Period         Purchased    Per Share   Announced Plans      Under the Plans
------        ------------  ----------  ----------------  ----------------------
December 1-31      460,500      $45.04           460,500          988,000 shares
                                                                 and $52,373,060
January 1-31       490,370       42.10           490,370          748,000 shares
                                                                 and $41,847,274
February 1-28      228,000       43.99           228,000          520,000 shares
                                                                 and $41,847,274
                   -------       -----           -------       -----------------
                 1,178,870       43.61         1,178,870          520,000 shares
                                                                 and $41,847,274

On March 22, 2005 the Company announced that it had expanded the share repurchase programs by adding an additional $100 million. Purchases of the additional $100 million of Common Shares, if any, will be dependent on market conditions and may be made from time to time in open market or privately negotiated transactions between March 21, 2005 and March 20, 2006.

Item 6.  Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIOMET, INC.
                                           ------------

DATE:   4/11/2005                    BY:   /s/  Gregory D. Hartman
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