Form 10-K
period 2005-05-31
BIOMET INC
filed 2005-08-10
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to .
Commission file No. 0-12515.
(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State of incorporation)	(IRS Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)
(574) 267-6639
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Shares	Rights to Purchase Common Shares
(Title of class)	(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on November 30, 2004, as reported by The Nasdaq National Market, was approximately $10,981,817,686. As of July 26, 2005, there were 249,564,889 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K
Into Which Document
Identity of Document	Is Incorporated
Proxy Statement with respect to the 2005
Annual Meeting of Shareholders of the Registrant	Part III

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate success of the Company’s strategic alliances; the ultimate marketability of products currently being developed; the ability to successfully implement new technology; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s Common Stock; the ultimate effect of the Company’s Share Repurchase Programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to integrate the operations of acquired businesses; and the Company’s ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this report should carefully read the factors set forth under the caption “Risk Factors” beginning on page 14 of this report for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

PART I
Item 1. Business.
General
Biomet, Inc. (“Biomet” or the “Company”), an Indiana corporation incorporated in 1977, and its subsidiaries design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy. The Company’s product portfolio encompasses reconstructive products, fixation devices, spinal products and other products. Biomet has corporate headquarters in Warsaw, Indiana, and manufacturing and/or office facilities in more than 50 locations worldwide.
The Company’s principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P.; Biomet Europe B.V.; Implant Innovations, Inc.; Walter Lorenz Surgical, Inc. and Arthrotek, Inc. Unless the context requires otherwise, the term “Company” as used herein refers to Biomet and all of its subsidiaries.
On June 18, 2004, the Company completed the merger of Interpore International, Inc., now known as Interpore Spine Ltd. (“Interpore”), with a wholly-owned subsidiary of Biomet. As a result of the merger, Interpore shareholders were entitled to receive $14.50 per share in cash, representing an aggregate purchase price of approximately $266 million. Interpore’s primary products include spinal implants, orthobiologics and minimally-invasive surgery products used by surgeons in a wide variety of applications.
The Company’s annual reports on Form 10-K (for the five most recent fiscal years), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge in, or may be accessed through, the Investors Section of the Company’s Internet website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission.
Products
The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Rest of World. Reconstructive products include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS® System and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category includes, arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive product, fixation device or spinal product segment.
The following table shows the net sales and percentages of total net sales contributed by each of the Company’s product segments for each of the three most recent fiscal years ended May 31, 2005.

	Years Ended May 31,
	(Dollar amounts in thousands)
	2005		2004		2003
		Percent		Percent		Percent
	Net	of Total	Net	of Total	Net	of Total
	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales
Reconstructive Products	$1,254,234	67%	$1,052,865	65%	$867,602	63%
Fixation Devices	246,730	13%	248,821	15%	237,117	17%
Spinal Products	214,039	11%	159,927	10%	143,607	10%
Other Products	164,947	9%	153,640	10%	141,974	10%

Total	$1,879,950	100%	$1,615,253	100%	$1,390,300	100%

Reconstructive Products
Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s primary orthopedic reconstructive joints are knees, hips and shoulders, but it produces other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company’s reconstructive devices, as well as bone cements and delivery systems. Additionally, dental reconstructive implants and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.
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
The Company continues to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Oxford® Unicompartmental Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong global sales. The Oxford® Knee, which was introduced in the United States during fiscal year 2005, is currently the only free-floating meniscal unicompartmental system approved for use in the United States. The Company’s offering of minimally-invasive unicondylar knee systems also includes the Alpina® Unicompartmental Knee, which is not currently available in the United States, and the Vanguard M™ Series Unicompartmental Knee System. The Vanguard M™ System is designed to accommodate surgeons who prefer a fully-instrumented, minimally-invasive unicondylar system, and incorporates a fixed-bearing tibial component to accompany the femoral component and instruments of the Oxford® Unicompartmental Knee System. The Repicci II® Unicondylar Knee System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure can often be performed on an outpatient basis and requires a smaller incision and minimal bone removal, which may result in shorter recovery time and reduced blood loss.
During fiscal year 2005, the Company continued the global launch of primary components of Biomet’s newest and most comprehensive knee system, the Vanguard™ Complete Knee System. The Vanguard™ System accommodates up to 145 degrees of flexion, while conserving more bone than competitive high-flex systems. The Vanguard™ System was launched in conjunction with Biomet’s Microplasty® Minimally Invasive Total Knee Instrumentation, and will continue throughout fiscal year 2006. Microplasty® Total Knee Instruments also may be used in conjunction with the AGC®, Maxim® and Ascent™ Knee Systems. The Microplasty® Instrumentation is designed to reduce incision size and surrounding soft tissue disruption, which may provide reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure.
During fiscal year 2006, the Company intends to continue to focus development efforts on the completion of the rotating platform and revision options of the Vanguard™ Complete Knee System, as well as expansion of the Microplasty® Minimally Invasive instrument platform to include less invasive posterior referencing, anterior referencing, and image-guided options. In addition, the general launch of the Premier™ Instrumentation, as well as the introduction of the Vanguard™ Revision SSK (Super Stabilized Knee) System are planned to begin during fiscal year 2006. In Europe, the Company plans to continue the rollout of the ROCC (ROtating Concave Convex) Knee, a mobile-bearing total knee system.
The Maxim® Complete Knee System incorporates cruciate retaining, posterior stabilized and constrained components, and competes in both the primary and revision knee market segments. The Maxim® Knee System was the Company’s largest-selling knee system during fiscal year 2005.
The Ascent™ Total Knee System incorporates an open box posterior stabilized femoral component with a swept-back anterior flange that can accept either a posterior stabilized or constrained tibial bearing. This system is designed with a deepened patella groove to enhance patellar tracking and contribute to reduced lateral release rates. The Ascent™ System addresses the needs of both the primary and revision markets. The Ascent™ Knee System also features an option with a cruciate retaining primary series for those patients who do not require a posterior stabilized femoral component.
The Biomet® Orthopaedic Salvage System (OSS™) continues to gain market acceptance. This system provides modular flexibility while reducing overall inventory demands. The OSS™ System is used mainly in instances of severe bone loss and/or significant soft tissue instability as a result of multiple revision surgeries or oncological bone deficiencies.

     Hip Systems. A total hip replacement involves the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company offers a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company’s patented ArCom® and ArComXL™ polyethylene-lined or metal-on-metal acetabular components. Many of the femoral prostheses utilize the Company’s proprietary porous plasma spray (PPS®) coating, which enables cementless fixation.
The Alliance® family of hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance® hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instruments. The Alliance® family of hip systems includes the Answer®, Bi-Metric®, Hip Fracture, Integral®, Intrigue™, Reach® and Rx 90® Hip Systems. The Alliance® family was further augmented by introducing Exact™ Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.
The Mallory/Head® Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory/Head® Revision Calcar components provide innovative solutions for difficult revision cases and have demonstrated excellent clinical results. The Mallory/Head® Calcar replacement prosthesis is offered in both a one-piece and modular geometry, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency. The modular version of the Mallory/Head® System incorporates the Company’s patented roller hardened technology, which dramatically increases the strength of the modular connection.
The Company continues to explore the development of innovative articulation technologies and materials. Biomet’s M2a™ Metal-on-Metal Hip System combines a cobalt chrome head with a cobalt chrome liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M2a-Taper™ Metal-on-Metal Articulation System may be utilized on all of Biomet’s femoral components and has continued to evolve with the introduction of the M2a-Magnum™ Hip Articulation System, which incorporates larger diameter metal-on-metal components designed to more closely resemble the natural anatomy, offering improved range of motion and joint stability. The C2a-RingLoc™ Ceramic-on-Ceramic Articulation System, being sold in markets outside the United States, is currently in clinical studies within the United States. The Company is also developing the C2a-Taper™ Ceramic-on-Ceramic Articulation System, which may be introduced during calendar year 2005, pending regulatory clearance. In addition, the Company is pursuing the development of a diamond-on-diamond hip articulation system through its relationship with Diamicron, Inc., a global leader in the research, development and manufacture of polycrystalline diamond composite technology for biomedical applications. During fiscal year 2005, the Company introduced ArComXL™, which is a second-generation highly crosslinked polyethylene bearing material based on the Company’s proven ArCom® polyethylene. ArComXL™ polyethylene has demonstrated superior wear characteristics without measurable oxidation after accelerated aging. Biomet was the first orthopedic company to sell a second-generation highly crosslinked polyethylene material.
The Taperloc® Hip System is marketed for non-cemented use in patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped implant that provides excellent durability and stability in a design that is relatively simple and predictable to implant. The incorporation of standard and lateralized offset options provides the surgeon with the ability to reconstruct a stable joint with proper leg length in virtually all patient anatomies.
Biomet’s Microplasty® Minimally Invasive Hip Program is a comprehensive program including proprietary products from Biomet’s broad array of hip products, as well as implants specifically designed for the Microplasty® Minimally Invasive Hip Program, a distinctive training program, and uniquely-designed instruments for a minimally-invasive approach. During the fourth quarter of fiscal year 2005, Biomet received regulatory clearance for the Balance® Microplasty® Femoral Stem, the Company’s first hip implant designed specifically for the Microplasty® Minimally Invasive Hip Program. In addition, the Company received clearance in July 2005 for a second porous femoral stem designed specifically for the Microplasty® Minimally Invasive Hip Program. During fiscal year 2005, the Taperloc® Hip System was the cornerstone of the Company’s Microplasty® Minimally Invasive Hip Program. During fiscal years 2005 and 2004, more than 1,100 surgeons in the United States completed the Microplasty® Minimally Invasive Hip Training Program.

The Company continues to enhance the development of the Microplasty® Minimally Invasive Hip Instruments. Biomet’s minimally-invasive hip development efforts have been focused on various surgical approaches. Instruments relating to the posterior and anterior lateral approaches were introduced during fiscal year 2004 and instruments relating to additional approaches are scheduled for introduction during fiscal year 2006.
During fiscal year 2005, the ReCap® Total Resurfacing System was launched in 16 countries throughout Europe. The ReCap® Total Resurfacing System is a bone-conserving approach indicated for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. The Company intends to commence a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal year 2006.
The Company also provides constrained hip liners, which are indicated for patients with a high risk of hip dislocation. While the percentage of patients requiring a constrained liner is relatively small, surgeons often prefer to utilize a primary and revision system that includes this option.
The Company intends to continue development of several new hip products during fiscal year 2006, including porous metal technology and the Selex® Acetabular System. Biomet’s porous metal technology provides design flexibility and solutions for difficult primary and revision cases. The Selex® Acetabular System is designed to continue the Company’s heritage in creating bearing surfaces to optimize design features with a broad selection for all bearing materials. During fiscal year 2006, the Company intends to continue to develop implants related to the Microplasty® Minimally Invasive Hip Program.
     Extremity Systems. The Company offers a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems.
The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has over 17 years of positive clinical results in the United Kingdom. The modular Mosaic™ System is utilized to create a shoulder implant in complex revision and salvage/oncology procedures. The Discovery™ Elbow is a unique total elbow device that incorporates an ArCom® polyethylene molded bearing and condylar hinge mechanism designed to produce a more anatomic articulation than observed in simple hinged elbow implants. The iBP™ (Instrumented Bone Preserving) Elbow System is marketed in Europe and is designed to closely resemble the natural anatomy of the elbow to allow for a more complex pattern of movement than simple hinged implants.
During fiscal year 2006, the Company plans to roll out the ExploR™ Modular Radial Head Hemi-Elbow, a two-piece device comprised of a tapered stem paired with a head designed to articulate with the patient’s natural bone. Also, in selected European markets, the Company plans to continue the introduction of T.E.S.S. (Total Evolutive Shoulder System), a complete shoulder system that can be used in all indications of a shoulder arthroplasty. The T.E.S.S. System allows for maximum preservation of bone due to its anatomical design and requires only one instrumentation system for implantation of all designs included in the system, regardless of the prosthesis used.
     Dental Reconstructive Implants. Through its subsidiary, Implant Innovations, Inc. (“3i”), the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth. 3i’s flagship product, the OSSEOTITE® product line, features a patented micro-porous surface technology, which allows for earlier loading and improved bone integration to the surface of the implant compared to competitive dental implants. The OSSEOTITE® Certain® implant system, which continued its rollout during fiscal year 2005, is an internally connected system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when abutments and copings are seated into the implant. In addition, the 6/12 point connection design of the OSSEOTITE® Certain® implant system offers enhanced flexibility in placing the implant and abutment. 3i also offers the DIEM™ Immediate Occlusal Loading™ Guidelines as a reference for the use of specially-designed components and surgical tools that allows clinicians to offer the convenience of one-visit implant therapy to appropriate patients.
During fiscal year 2005, 3i launched the Provide Abutment Restoration System, which is designed to be more widely accepted by general dentists due to its ease of use.

3i’s offering of restorative treatment options also includes the GingiHue™ Post and the ZiReal™ Post. The GingiHue™ Post is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color to approximate the appearance of natural teeth. The ZiReal™ Post offers a highly aesthetic restorative option. This zirconia-based abutment provides the natural translucence of ceramic material, but with greater strength, durability and resistance to cracking than conventional aluminum oxide ceramic abutments. Both of these products may be used with conventional implant therapy.
     Other Reconstructive Devices. Biomet’s Patient-Matched Implant (“PMI®”) services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet’s reconstructive sales by strengthening its relationships with orthopedic surgeons and augmenting its reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet’s PMI® group utilizes a three-dimensional (“3-D”) bone reconstruction imaging system. The Company uses computed tomography (“CT”) data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. Biomet also provides anatomic physical models based on patient CT data. With this imaging and model-making technology, Biomet’s PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers to create a PMI® design for the actual manufacturing of the custom implant for the patient.
The Company is involved in the ongoing development of bone cements and delivery systems. During fiscal year 2005, the Company continued to penetrate the domestic and European bone cement markets. The Generation 4® Bone Cement with VacPac® Delivery System is a proprietary, self-contained system designed to promote consistency and integrity of the cement, eliminate exposure to fumes during mixing, and reduce operating room time due to ease of the mixing and delivery process. The Company intends to globally broaden the range of its internally developed and manufactured bone cement product offering. For example, Cobalt™ Bone Cement, which was specifically developed for use in minimally-invasive surgery, is scheduled to be introduced in the United States during fiscal year 2006. The superior handling characteristics and high optical contrast of Cobalt™ Bone Cement are well suited to the current trends in orthopedic surgery. The Company intends to offer its internally developed and manufactured bone cements with and without antibiotic and intends to market them in conjunction with Biomet’s patented Optivac® Vacuum Mixing System.
The Company is working to reduce its dependence on external suppliers of bone cements. Since June 1, 2000, the Company’s primary supplier of bone cement, including Palacos® bone cement and Palacos® G bone cement, has been Heraeus Kulzer GmbH (“Kulzer”). Kulzer is obligated to supply the Company with bone cement in the United States through the end of calendar year 2005. On January 28, 2005, the Company announced the initiation of the development of its own advanced cement systems to retain its position as a market leader in the bone cement and accessories product category. During fiscal year 2005, the Company’s sales of bone cement products supplied by external suppliers represented approximately 3% of the Company’s consolidated sales.
Additional products and services for reconstructive indications include bone graft substitute materials and services related to allograft material. Calcigen® S calcium sulfate bone graft substitute is a self-setting paste used to fill bone voids. The Calcigen® PSI (Porous Synthetic Implant) Bone Graft System is a porous, calcium phosphate bone substitute material used as a bone void filler. The Company also provides services related to the supply of allograft material procured through several tissue bank alliances. Markets addressed by the Company’s allograft services include the orthopedic and dental reconstructive market segments, as well as the spinal, craniomaxillofacial and arthroscopy segments.
The GPS® (Gravitational Platelet Separation) System, which is distributed by the Company’s Cell Factor Technologies subsidiary, is a unique device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single spin process. The GPS® System offers a high quality platelet concentrate and has broad potential applications in the reconstructive and spine markets. The GPS® System is marketed in conjunction with the Biomet® Rapid Recovery Program, a comprehensive approach to patient education, a minimally-invasive surgical approach and pain management that was developed in conjunction with leading orthopedic surgeons in the United States.
During fiscal year 2005, Biomet continued the introduction of the Acumen® Surgical Navigation System to the global market, enhancing visualization for minimally-invasive and traditional procedures. During fiscal year 2005, the Company received clearances from the FDA for the Acumen® Surgical Navigation System software for use with the Taperloc® Total Hip System and the Repicci II® Unicondylar Knee System. Procedure-specific software continues to be developed for the reconstructive and spinal markets. The Company anticipates receiving clearances from the FDA during fiscal year 2006 for the Acumen® Navigation System software for use with the Vanguard™, AGC®, Performance®, Ascent™ and Alpina® Total Knee Systems, as well as the Array®, Polaris™, EBI® Omega 21™ and Synergy™ Spinal Fixation Systems.
Palacos® is a registered trademark of Heraeus Kulzer GmbH.

Fixation Devices
The Company’s fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications.
     Electrical Stimulation Systems. The Company’s subsidiary, EBI, L.P. (“EBI”), is the market leader in the electrical stimulation segment of the fixation market. The FDA has acknowledged EBI’s extensive preclinical research documenting the Mechanism of Action for its pulsed electromagnetic field (“PEMF”), capacitative coupling and direct current technologies. The Mechanism of Action for these technologies involves the stimulation of a cascade of bone morphogenic proteins (“BMPs”), as well as angiogenesis, chondrogenesis and osteogenesis.
The EBI Bone Healing System® unit is a non-invasive bone growth stimulation device indicated for the treatment of recalcitrant bone fractures (nonunions), failed fusions and congenital pseudarthrosis that have not healed with conventional surgical and/or non-surgical methods. The non-invasive bone growth stimulation devices sold by EBI generally provide an alternative to surgical intervention in the management of these bony applications. The EBI Bone Healing System® units produce low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells to differentiate, migrate and proliferate. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. EBI’s preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-ß, BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System® unit may be utilized over a patient’s cast, incorporated into the cast or worn over the skin.
The OrthoPak® Bone Growth Stimulation System, which is indicated for the treatment of recalcitrant (nonunion) fractures, offers a small, lightweight, non-invasive bone growth stimulator using capacitive coupling technology. The OrthoPak® System delivers bone growth stimulation through wafer-thin electrodes that add virtually no extra weight on the nonunion site. The Mechanism of Action behind EBI’s capacitive coupling stimulation technology involves the stimulation of osteopromotive factors involved in normal bone healing, such as TGF-ß1 and PGE2. The OrthoPak® System provides greater ease of use and enhances access to fracture sites that are normally hard to treat.
EBI also offers an implantable option when bone growth stimulation is required subsequent to surgical intervention. The EBI OsteoGen® Surgically Implanted Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat recalcitrant (nonunion) fractures in long bones. The Mechanism of Action behind EBI’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. In addition, electrochemical reactions at the cathode lower oxygen concentrations and increase pH.
During fiscal year 2005, a private company petitioned the U.S. Food & Drug Administration to reclassify noninvasive bone growth stimulators from Class III to Class II medical devices. The petition is directed at products, like those described above, that utilize electromagnetic fields to stimulate bone growth. Although the success of the petition is uncertain, the Company has registered its opposition to the petition. The outcome of the petition will most likely not be known for several years.
     External Fixation Devices. External fixation is utilized for stabilization of fractures when alternative methods of fixation are not suitable. The Company’s EBI subsidiary offers a complete line of systems that address the various segments of the trauma and reconstructive external fixation marketplace. The DynaFix® and DynaFix® Vision™ Systems are patented, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities. EBI also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.
     Internal Fixation Devices. The Company’s internal fixation devices include products such as nails, plates, screws, pins and wires designed to temporarily stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures and for other reconstructive procedures. They are intended as aids to healing and may be removed when healing is complete. Internal fixation devices are not intended to replace normal body structures. During fiscal year 2004, the Company transferred its internal fixation business from Biomet Orthopedics to EBI, allowing the Company’s full range of orthopedic fixation products to be distributed by EBI. The full implementation of this transition is expected to continue through fiscal year 2006.

EBI develops, manufactures and distributes innovative products that fit into key segments of the fixation marketplace. The VHS® Vari-Angle Hip Fixation System is used primarily in the treatment of hip fractures. The components of the VHS® Vari-Angle Hip Fixation System can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative flexibility to achieve the optimum fixation angle. The Holland™ Nail System is a single, universal trochanteric nail designed to treat all types of femoral (hip or thigh) fractures.
During fiscal year 2005, the Company introduced the EBI® Peritrochanteric Nail System, which incorporates an innovative single lag screw concept and is delivered through a trochanteric entry point. In conjunction with the VHS® System and the Holland™ Nail System, the EBI® Peritrochanteric Nail System will further augment the Company’s product portfolio for hip fracture fixation treatment.
The EBI® Low Profile Tibial Nail, used to treat fractures between the knee and ankle, is primarily indicated in the treatment of unstable or nonunion fractures. The EBI® Ankle Arthrodesis Nail is designed for reconstructive procedures where internal fixation is the desired fixation option to achieve solid fusion of the ankle joint.
The Company has also implemented several projects in the area of locked plating designs. During fiscal year 2005, the Company introduced the OptiLock™ Distal Radius Plating System. The OptiLock™ System was designed using state-of-the-art locking technology and incorporates plates and screws that address volar, radial and dorsal plating applications. The Company intends to introduce the OptiLock™ Periarticular Plating System for lower extremity application during fiscal year 2006. Similar to the OptiLock™ Distal Radius Plating System, the OptiLock™ Periarticular System will incorporate anatomically designed plates with locking technology for femoral and tibial fracture and reconstructive procedures. During fiscal year 2006, the Company intends to continue to make innovate improvements in hip fracture, locked plating, external fixation and intramedullary fixation devices to enhance the Company’s portfolio of fixation implants for the trauma marketplace.
     Craniomaxillofacial Fixation Systems. The Company manufactures and distributes craniomaxillofacial, neurosurgical, and thoracic titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical, plastic, ENT, pediatric and cardiothoracic surgeons through its subsidiary, Walter Lorenz Surgical, Inc. (“Lorenz Surgical”). Lorenz Surgical also offers specialty craniomaxillofacial surgical instruments, HTR-PMI® Hard Tissue Replacement material custom craniofacial implants and the Mimix® Bone Substitute Material for use in craniomaxillofacial and neurosurgical applications.
Lorenz Surgical manufactures and markets the LactoSorb® Fixation System of resorbable plates and screws comprised of a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb® System is comparable in strength to titanium plating systems at its initial placement and is resorbed within 9 to 15 months after implantation. The LactoSorb® System is especially beneficial in pediatric reconstruction cases by eliminating the need for a second surgery to remove the plates and screws.
Mimix® Bone Substitute Material is a synthetic tetra-calcium phosphate/tri-calcium phosphate material. This material is most commonly used for the repair of cranial defects and is currently offered in putty form. Mimix® QS, a quick-setting bone substitute material, provides surgeons with a faster-setting formulation. The Company intends to introduce the Mimix® MP (malleable putty) during fiscal year 2006. This version of the Mimix® material in malleable putty form is designed to improve handling properties of this self-setting bone void filling material.
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
Spinal Products
The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and allograft services for spinal applications and the development of artificial disc replacement products.
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
VHS® is a registered trademark of Implant Distribution Network, Ltd.

The EBI SpinalPak® Spine Fusion Stimulator utilizes capacitive coupling technology to encourage fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the stimulation of osteopromotive factors that modulate normal bone healing, such as TGF-ß1 and PGE2. The unit consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® System is patient friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to achieve fusion success.
EBI’s surgically implanted SpF® Spinal Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind EBI’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. The SpF® Stimulator has exhibited a 50% increase in fusion success rates over fusions with autograft alone. A new, smaller SpF® Stimulator designed to enhance patient comfort and physician pre-implant testing and implantation is scheduled for launch during fiscal year 2006.
     Spinal Fixation Systems. The Company markets fixation products for a variety of spinal fusion applications. The Array® Spinal System has a single, locking setscrew featuring spinal V-Force™ Thread Technology designed to enhance the intraoperative ease of use for the surgeon during system locking. In fiscal year 2005, EBI launched the Array® Deformity Spine System, which includes various styles of screws, hooks and rods for scoliosis correction. In the thoracolumbar fusion area, EBI markets the EBI® Omega 21™ Spine System. This system features a unique multidirectional coupler and expandable screw. EBI also markets the SpineLink®-II Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems by linking each spine segment individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental solution to spine fixation, enabling the surgeon to tailor the segmental construction to the patient’s anatomy. The Company also offers a variety of spacer products for the thoracolumbar market segment. The Ionic® Spine Spacer System features an open design that allows for optimal bone graft placement and bone ingrowth, along with the additional benefit of excellent postoperative x-ray visualization. New products in this area include the ESL™ and Ibex™ Spine Systems. Both of these titanium implants are endplate-sparing designs reducing the risk of subsidence. In addition, both the ESL™ and Ibex™ Spine Systems are open to permit ample space for bone graft placement and growth. The ESL™ System, introduced during fiscal year 2005, features an elliptical shape offering optimal surface contact with the vertebral body endplates. The Ibex™ implant, which is scheduled for launch during fiscal year 2006, is curved to conform to the anatomical shape of the vertebral body. Additionally, the beveled corners of the Ibex™ implant facilitate ease of use for the surgeon during implantation.
For cervical applications, EBI’s VueLock® Anterior Cervical Plate System offers surgeons several important benefits, including a one-step locking mechanism featuring a pre-attached expansive ring that eliminates the need for additional locking components, as well as a low profile that minimizes interference with anatomical soft tissue structures. In addition, the open design of the VueLock® System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray.
The Company also offers the C-Tek® Anterior Cervical Plate System, which offers a constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made from titanium, the C-Tek® Anterior Cervical Plate System offers both fixed and variable screws in a wide variety of diameters and lengths. This System also features a unique locking mechanism to prevent screw back out. The C-Thru™ System is scheduled for release during fiscal year 2006 as a new and improved version of the C-Tek® Anterior Cervical Plate System. The C-Thru™ System offers the same basic design as the C-Tek® System, with the addition of viewing windows manufactured into the front of the plate for improved visualization both intraoperatively and postoperatively. For posterior cervical procedures, the Company offers the Altius M-INI™ System, which offers top loading, inner tightening, polyaxial screws as well as hooks for the cervico-thoracic spine. The Altius M-INI™ System features a 3.5mm rod and a wide variety of screws ranging in diameter from 3.5mm to 4.5mm. Occipital fixation is also available with the Altius M-INI™ System, featuring a low profile plate that is placed independently from the rod, allowing for easier assembly and less rod contouring.
Minimally-invasive spine surgery is of growing interest in the practice of many spine surgeons. Traditional, open surgical approaches to the spine for discectomy, fusion and fixation have brought with them lengthy postoperative healing and rehabilitation issues. A minimally-invasive approach to spine surgery has demonstrated less morbidity, minimal blood loss and further benefits such as a shorter hospital stay. In the minimally-invasive surgery market, EBI markets the VuePASS™ Portal Access Surgical System, which offers spine surgeons an optimized balance between the current limitations of competitive percutaneous systems and traditional successful open techniques. Under direct visualization for a posterior lumbar approach, the VuePASS™ system allows for traditional open techniques through a minimally-invasive access cannula system.

The Synergy® Spinal System is a complete system, capable of addressing both low back and deformity indications. It is available in both stainless steel and titanium, offering 4.75mm and 6.35mm rod diameters, as well as a full complement of screws ranging from 4.0mm to 8.0mm in both fixed and polyaxial styles. The Synergy® Spinal System also contains a full offering of hooks in a wide variety of styles and sizes. The Company recently introduced the Polaris™ Spinal System, which is a top-loading, inner tightening thoracolumbar system utilizing a patented closing mechanism known as a helical flange. The helical flange feature helps prevent cross threading and seat splay, simplifying the implant closing procedure for the surgeon. Currently, the Polaris™ system is available in titanium in a 6.35mm rod diameter, with both fixed and polyaxial screws, ranging in size from 4.0mm to 7.0mm. The Company also markets the Structure™ System, which utilizes various kinds of fixation washers, used to secure screws to the vertebral body for an anterior screw/rod construct.
The Company also offers a variety of spine spacer products directed toward the thoracolumbar segment. The Geo Structure® Vertebral Body Replacement features various sizes and shapes, including ovals, straight rectangles and bent rectangles. The Geo Structure® implant is produced from cast titanium, offering a maximum amount of space inside the implant, with a minimum amount of material, resulting in excellent strength characteristics and imaging capabilities. The Vanguard™ Spinal System is a stand-alone device for anterior indications. The TPS™ System is a unique implant indicated for trauma and tumor pathologies of the thoracolumbar spine. The TPS™ System is designed as a combination of a plate and spacer that is expandable, allowing the surgeon to fit the implant to the defect.
The Osteoplasty System is designed to facilitate the delivery of materials into the bone through small incisions. The Osteoplasty System includes several different configurations, including the CDO™, LP2™ and DCD™ systems, each featuring a low-pressure system designed to deliver high viscosity material.
     Bone Substitute Materials. Traditional spinal fixation surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. The OsteoStim® Resorbable Bone Graft Substitute material is a granular form of calcium phosphate that is resorbed and replaced with natural bone during the healing process. Pro Osteon® 200R and Pro Osteon® 500R are bone graft substitutes made from marine coral. Both are a resorbable combination of hydroxyapatite and calcium carbonate. Pro Osteon® 200R is available as granules. Pro Osteon® 500R is available in granules and blocks. The EBI® OsteoStim® DBM (Demineralized Bone Matrix) Putty, derived exclusively from human bone, can be used with a variety of substances, such as bone substitute material, machined allograft, autograft and platelet rich plasma, to enhance the surgeon’s treatment options. EBI also has available the InterGro® line of DBM products (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM products use lecithin as a carrier. Lecithin is an entirely natural carrier that can be easily absorbed by the body. EBI also markets the OsteoStim® Skelite® Resorbable Bone Graft Substitute.
     Precision Machined Allograft. Many spinal fusion procedures, in both the lumbar and cervical spine, involve interbody spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. EBI provides services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions, and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.
     Artificial Disc Replacement Products. The international clinical study for the lumbar version of EBI’s Regain™ Artificial Disc, a one-piece pyrocarbon artificial disc nucleus replacement began during fiscal year 2005. The pyrocarbon material has a high level of strength, is biocompatible and extremely resistant to wear. An IDE study for the lumbar version of the Regain™ Disc is planned to begin in the United States during fiscal year 2006. The clinical study for the cervical version of Regain™ Artificial Disc is also scheduled to begin during fiscal year 2006. In addition, EBI is developing lumbar and cervical versions of the Rescue™ Total Disc Replacement product. The Company’s development efforts in the artificial disc market are augmented as a result of the acquisition of Interpore and its Min T™ Artificial Disc project.
Other Products
The Company also manufactures and distributes several other products, including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. EBI manufactures and distributes an extensive line of orthopedic support products under the EBI® Sports Medicine trade name. The Company manufactures and markets a line of arthroscopy products through its Arthrotek, Inc. (“Arthrotek”) subsidiary.
Skelite® is a registered trademark of Millenium Biologix, Inc.

Arthroscopy Products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek’s principal products consist of the CurvTek® Bone Tunneling System for the reattachment of soft tissue to bone, LactoSorb® resorbable arthroscopic fixation products, MaxBraid™ PE high strength suture material and the EZLoc™ Femoral Fixation Device for one-step passage and fixation of graft material. During fiscal year 2005, Arthrotek introduced the InnerVue™ Diagnostic Scope System, which utilizes a needle scope to diagnose knee and shoulder conditions in a physician’s office.
Orthopedic Support Products. EBI distributes a line of orthopedic support products under the EBI® Sports Medicine name, including traction framing equipment, back supports, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal binders, knee braces and immobilizers, rib belts, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the Support-on-Site (S.O.S.SM) stock and bill program, which efficiently handles the details of product delivery for the healthcare provider. During fiscal year 2005, EBI introduced the Alliance™ OTS (off the shelf) Functional Knee Brace, a convenient choice for the post anterior cruciate ligament (“ACL”) reconstruction or ACL deficient patient. EBI also launched the Apex Shoulder Wedge, V-Loc Back Brace, Universal Hand Splint, and the Ascend® Stabilizer Ankle Brace. EBI is committed to continuing to expand its line of orthopedic support devices and intends to launch a variety of products during fiscal year 2006.
Product Development
The Company’s research and development efforts are essentially divided into two categories: innovative new technology and evolutionary developments. Most of the innovative new technology development efforts are focused on biomaterial products, and are managed at the corporate level and take place primarily in Warsaw, Indiana and Darmstadt, Germany. Evolutionary developments are driven primarily by the individual subsidiaries and include product line extensions and improvements.
The Company continues to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, the Company is well positioned to take advantage of external acquisition and development opportunities. An important component of the Company’s strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products.
For the years ended May 31, 2005, 2004 and 2003, the Company expended approximately $79,676,000, $63,636,000, and $55,309,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company’s principal research and development efforts relate to its reconstructive devices, electrical stimulation products, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthroscopy products, resorbable technology, biomaterial products and image-guided software in the musculoskeletal products field.
The Company’s research and development efforts have produced more than 500 new products and services during the last six fiscal years. During fiscal year 2006, the Company intends to release several new products, product line extensions and improvements.
Government Regulation
Most aspects of the Company’s business are subject to some degree of government regulation in the countries in which its operations are conducted. It has always been the practice of the Company to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. This practice is reflected in the Company’s Code of Business Conduct and Ethics and the responsibility of the Audit Committee of the Board of Directors to review the Company’s systems of internal control, its process for monitoring compliance with laws and regulations and its process for monitoring compliance with its Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. The Company devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. The Company believes that it is no more or less adversely affected by existing government regulations than are its competitors.
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

The Company believes it is well positioned to face the changing international regulatory environment. The International Standards Organization (“ISO”) has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO registration is internationally recognized as having quality manufacturing processes. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company’s products. Each of the Company’s products sold in Europe bears the CE mark.
In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to healthcare and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient’s type of illness identified with reference to the patient’s diagnosis under one or more of several hundred diagnosis-related groups (“DRGs”). Other factors affecting a specific hospital’s reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Company’s orthopedic reconstructive products are primarily covered by DRG 209 (Major Joint and Limb Reattachment Procedures—Lower Extremities), DRG 471 (Bilateral Major Procedures of the Lower Extremity) and DRG 491 (Major Joint and Limb Reattachment Procedures—Upper Extremities), and have also received approval for pass-through coding under the Hospital Outpatient Prospective Payment System. Effective October 1, 2004, certain reimbursements for DRG payment were adjusted by the Center for Medicare and Medicaid Services (CMS). The payments for DRG 209, 471 and 491 increased 2.7%, 2.5% and 2.5%, respectively. The average DRG payments for spinal and trauma procedures increased 4.9% and 3.9%, respectively. On August 1, 2005, CMS announced the revised DRG rates, which will go into effect on October 1, 2005, as well as the creation of separate DRG categories for primary and revision procedures for the hip and knee. DRG 209 will be replaced by DRG 544 (Major joint replacement or reattachment of lower extremity) and DRG 545 (Revision of hip or knee replacement). The new reimbursement rates for DRG 544 and DRG 545 represent an increase of 0.1 % and 26.5%, respectively, over the previous DRG 209 rate. The reimbursement rates for DRG 471 and 491 are scheduled to increase 6.6% and 2.1%, respectively. In addition, the average reimbursement rates for spinal and trauma procedures are proposed to increase 5.0% and 4.5%, respectively.
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
Sales and Marketing
The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow to approximately 66 million people by the year 2015. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while applying state-of-the-art solutions to the demands of the increasingly active patient. The Company believes it has firmly positioned itself as a surgeon advocate and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.
The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company’s product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company’s products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In Europe, the Company’s products are promoted by a mixture of direct sales representatives, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in approximately ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company’s products are marketed by more than 2,400 sales representatives throughout the world.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures decline during the summer months and the winter holiday season.
The Company’s customers are the hospitals, surgeons, other physicians and healthcare providers who use its products in the course of their practices. The business of the Company is dependent upon the relationships maintained by its distributors and salespersons with these customers, as well as the Company’s ability to design and manufacture products that meet the physicians’ technical requirements at a competitive price.
For the fiscal years ended May 31, 2005, 2004 and 2003, the Company’s foreign sales aggregated $641,223,000, $535,721,000 and $423,662,000, respectively, or 34%, 33% and 30% of net sales, respectively. Major international markets for the Company’s products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company’s business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2005, foreign sales were positively impacted by $36.6 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note L of the Notes to Consolidated Financial Statements included in Item 8 of this report and are incorporated herein by reference.
The Company has inventory located throughout the world with its customers, its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2005, inventory of approximately $162,464,000 was located with these distributors, salespersons and customers.
Competition
The business of the Company is highly competitive. Major competitors in the orthopedic reconstructive device market include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Orthopaedics, a division of Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; and Smith & Nephew plc. Management believes these four companies, together with Biomet Orthopedics, have the predominant share of the global orthopedic reconstructive device market. Competition within the industry is primarily based on service, clinical results, and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, the continued superior clinical results of its products, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.
EBI’s spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. EBI’s principal competitors in this area are Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy Spine, a Johnson & Johnson company; Synthes, Inc.; Stryker Spine, a division of Stryker Corp.; Zimmer Spine, a subsidiary of Zimmer Holdings, Inc.; and others.
EBI’s external fixation devices compete with other external fixation devices primarily on the basis of price, ease of application and clinical results. EBI’s principal competitors in the external fixation market are Smith & Nephew plc; Stryker Trauma, a division of Stryker Corp.; Synthes, Inc.; and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company’s internal fixation product lines compete with those of Synthes, Inc., DePuy, Inc., a Johnson & Johnson company; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc; and Stryker Trauma, a division of Stryker Corp.
EBI’s electrical stimulation devices primarily compete with those offered by Orthofix, Inc., a subsidiary of Orthofix International N.V.; dj Orthopedics, LLC, a subsidiary of dj Orthopedics, Inc.; and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.
3i products compete in the areas of dental reconstructive implants and related products. Its primary competitors in the dental implant market include Nobel Biocare AB; Straumann AG; and Zimmer Dental, a subsidiary of Zimmer Holdings, Inc.
Lorenz Surgical primarily competes in the craniomaxillofacial fixation, specialty surgical instrumentation and neurosurgical cranial flap fixation markets. Its competitors include Synthes, Inc.; Stryker Leibinger Micro Implants, a division of Stryker Corp.; KLS-Martin, L.P.; and Osteomed Corp.
Arthrotek products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy, a division of Smith & Nephew plc; Stryker Corp; Linvatec Corp., a subsidiary of CONMED Corporation; Mitek, a division of Ethicon, a Johnson & Johnson Company; Arthrocare Corp., and Arthrex, Inc.

Raw Materials and Supplies
The raw materials used in the manufacture of the Company’s orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of the Company’s raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by the Company, such as cobalt alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of the Company’s operations are not materially dependent on raw material costs.
EBI purchases all components of its electrical stimulators from approximately 120 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, EBI believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before EBI’s orders could be filled.
Coral is the primary raw material utilized to manufacture certain of the Company’s Pro Osteon® products. The coral used in Pro Osteon® products is sourced from two genera located in a variety of geographic locations. The Company’s primary source of coral has historically been the tropical areas of the Pacific and Indian Oceans. Although the Company obtains its coral from a single source supplier, for which an alternate supplier has not been identified, the Company believes that it has an adequate supply of coral for the foreseeable future.
3i purchases all materials to produce its products from approximately 82 suppliers, approximately 26 of whom are the single source of supply for the particular product. 3i believes that, in the event of a shortage, there are readily available alternative sources of supply for all products, and maintains an inventory of materials sufficient to meet any short-term shortages of supply.
Employees
As of May 31, 2005, the Company’s domestic operations (including Puerto Rico) employed approximately 4,060 persons, of whom approximately 2,060 were engaged in production and approximately 2,000 in research and development, sales, marketing, administrative and clerical efforts. The Company’s international subsidiaries employed approximately 2,040 persons, of whom approximately 970 were engaged in production and approximately, 1070 in research and development, sales, marketing, administrative and clerical efforts. None of the Company’s principal domestic manufacturing employees is represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Darmstadt and Berlin, Germany; Valence, France; and Valencia, Spain are represented by statutory Workers’ Councils which negotiate labor hours and termination rights. The Workers’ Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.
The establishment of Biomet’s domestic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet products. The Company’s European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. EBI’s Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.
Patents and Trademarks
The Company believes that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, management continues to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. Management enforces its intellectual property rights consistent with the Company’s strategic objectives. The Company does not believe that it has any single patent or license (or series of patents or licenses) that is material to its operations. The Company is not aware of any single patent, that if lost or invalidated, would be material to its consolidated revenues or earnings.
BIOMET, EBI, W’. LORENZ, 3i, ARTHROTEK and INTERPORE CROSS are the Company’s principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company’s products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

Risk Factors
The following factors, among others, could cause the Company’s future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company’s business, financial condition and results of operations. The risks identified in this section are not exhaustive. The Company operates in a dynamic and competitive environment. New risk factors affecting the Company emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company’s business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of the Company’s risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.
The Company’s future profitability depends on the success of the Company’s principal product lines.
Sales of the Company’s reconstructive products accounted for approximately 67% of the Company’s net sales for the year ended May 31, 2005. The Company expects sales of reconstructive products to continue to account for a significant portion of the Company’s aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect the Company’s business, results of operations and financial condition.
If the Company is unable to continue to develop and market new products and technologies in a timely manner, the demand for the Company’s products may decrease, or the Company’s products could become obsolete, and the Company’s revenue and profitability may decline.
The market for the Company’s products is highly competitive and dominated by a small number of large companies. The Company is continually engaged in product development, research and improvement efforts, and new products and line extensions of existing products represent a significant component of the Company’s growth rate. The Company’s ability to continue to grow sales effectively depends on its capacity to keep up with existing or new products and technologies in the musculoskeletal products market. In addition, if the Company’s competitors’ new products and technologies reach the market before the Company’s products, they may gain a competitive advantage or render the Company’s products obsolete. See “Competition” in Item 1 — “Business” of this Form 10-K for more information about the Company’s competitors. The ultimate success of the Company’s product development efforts will depend on many factors, including, but not limited to, the Company’s ability to create innovative designs, materials and surgical techniques; accurately anticipate and meet customers’ needs; commercialize new products in a timely manner; and manufacture and deliver products and instrumentation in sufficient volumes on time.
Moreover, research and development efforts may require a substantial investment of time and resources before the Company is adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that the Company is able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by the Company’s competitors of products embodying new technologies or features.
The Company is subject to substantial government regulation that could have a material adverse effect on the Company’s business.
Most aspects of the Company’s business are subject to some degree of government regulation in the countries in which its operations are conducted. As discussed under the heading “Government Regulation” in Item 1 — “Business” of this Form 10-K, for some products and in some areas of the world, such as the United States, Canada, Japan and Europe, government regulation is significant. Overall, there appears to be a trend toward more stringent regulation throughout the world. The Company does not anticipate this trend to dissipate in the near future. In addition, the medical device industry is subject to a myriad of complex laws governing Medicare and Medicaid reimbursements, and the U.S. Department of Health and Human Services has become increasingly vigilant in recent years with respect to investigations of various business practices. Further, as a publicly-traded company, the Company is subject to increasingly demanding corporate and financial legislation in the United States, such as the Sarbanes-Oxley Act of 2002, which requires the time and attention of management and creates additional costs and expenses.

In general, the development, testing, manufacture and marketing of the Company’s products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, the Company is required to implement and maintain stringent reporting, labeling and record keeping procedures. The Company cannot assure that the relevant authorities will approve any of its products. Furthermore, governmental and regulatory actions against the Company can result in various actions that could adversely impact the Company’s operations, including:
•	the recall or seizure of products;

•	the suspension or revocation of the authority necessary for the production or sale of a product;

•	the imposition of fines and penalties;

•	the delay of the Company’s ability to introduce new products into the market; and

•	other civil or criminal sanctions against the Company.
The Company is subject to risks arising from currency exchange rate fluctuations, which could increase the Company’s costs and may cause the Company’s profitability to decline.
During fiscal year 2005, sales of the Company’s products in foreign markets approximated $641,223,000, or 34% of the Company’s total revenues. Accordingly, the U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company’s foreign-generated revenues was generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company’s results of operations. The Company’s consolidated net sales were favorably affected by approximately 2% and 4.6% during fiscal years 2005 and 2004, respectively, as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.
Sales may decline if the Company’s customers do not receive adequate levels of reimbursement from third-party payors for the Company’s products and if certain types of healthcare programs are adopted in the Company’s key markets.
In the United States, healthcare providers that purchase the Company’s products generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of the Company’s musculoskeletal products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may be unable to sell certain of its products on a profitable basis, thus adversely impacting the Company’s results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company’s products.
In addition, some healthcare providers in the United States have adopted or are considering the adoption of a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these, and other, pricing pressures, the Company’s competitors may lower the prices for their products. The Company may not be able to match the prices offered by the Company’s competitors, thus adversely impacting the Company’s results of operations and prospects. Further, in the event that the United States considers the adoption of a national healthcare system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on the Company’s business, results of operations and financial condition.
Outside the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which the Company’s products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the Company’s products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. The ability of the Company to continue to sell certain of its products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.
The Company’s business may be harmed as a result of litigation.
The Company’s involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, the Company has received product liability claims relating to the Company’s products and anticipates that it will continue to receive claims in the future, some of which could have a negative impact on the Company’s business. Additionally, the Company could experience a material design or manufacturing failure in its products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of the Company’s products. The Company’s existing product liability insurance coverage may be inadequate to satisfy liabilities the Company might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities or in excess of the Company’s insurance coverage limits, the Company’s business could suffer and its results could be materially impacted.
In addition, the musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. The Company has in the past and may in the future become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could put pressure on the Company’s financial resources and divert the time and effort of the Company’s management.
A natural or man-made disaster could have a material adverse effect on the Company’s business.
The Company has approximately twenty manufacturing operations located throughout the world. However, a significant portion of the Company’s products are produced at and shipped from its facility in Warsaw, Indiana. In the event that this facility were severely damaged or destroyed as a result of a natural or man-made disaster, the Company would be forced to shift production to its other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on the Company’s business prospects, results of operations and financial condition.
The Company may not be able to retain its business in the bone cements and cement delivery system market segment.
During fiscal year 2006 the Company will no longer be supplied with bone cement products from Heraeus Kulzer GmbH (“Kulzer”). Historically, Kulzer has been the primary supplier of bone cement to the Company, including the Palacos® family of bone cement products. The supply relationship between the parties will terminate during fiscal year 2006. The Company is working to broaden the range of its internally developed and manufactured bone cement products. Although the Company believes the bone cement products under development are well suited to meet the current trends in orthopedic surgery and represent an improvement in bone cement, the market acceptance of those products has yet to be determined. During fiscal year 2005, the Company’s sales of bone cement products supplied by external suppliers represented approximately 3% of the Company’s consolidated sales. The Company can not provide any assurances that it will be able to maintain its historic level of sales of bone cement products and such a decrease in sales may adversely affect the Company’s financial results.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company’s executive officers are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years. Executive officers are elected annually by the Board of Directors to serve for one year and until their successors are elected, subject to resignation, retirement or removal.

	Served as Executive	Current Position(s)
Name, Age and Business Experience	Officer Since	with the Company

Dane A. Miller, Ph.D., 59
President and Chief Executive Officer of the Company.	1977	President and Chief
Director of the Company since 1977.		Executive Officer and
		Director of the Company.

Niles L. Noblitt, 54
Chairman of the Board of the Company.	1978	Chairman of the Board
Director of the Company since 1977.		and Director of the Company

Charles E. Niemier, 49
Senior Vice President — International Operations of the Company.	1984	Senior Vice President —
Director of the Company since 1987.		International Operations
		and Director of the Company.

Garry L. England, 51
Senior Vice President — Warsaw Operations of the Company.	1987	Senior Vice President —
		Warsaw Operations of the
		Company.

Daniel P. Hann, 50
Senior Vice President, General Counsel and Secretary of the Company.	1989	Senior Vice President and
Director of the Company since 1989.		General Counsel, Secretary
		and Director of the Company.

Joel P. Pratt, 51
Senior Vice President of the Company since June 1999 and President	1990	Senior Vice President
of Walter Lorenz Surgical, Inc. since January 2002. Prior thereto,		of the Company and President
President of Arthrotek, Inc.		of Walter Lorenz Surgical, Inc.

Gregory D. Hartman, 48
Senior Vice President — Finance and Chief Financial Officer of the	1991	Senior Vice President —
Company.		Finance and Chief Financial
		Officer of the Company.

James W. Haller, 48
Controller of the Company and Vice President — Finance	1991	Controller of the Company
of Biomet Orthopedics, Inc. since June 2001. Prior thereto,		and Vice President — Finance
Controller of the Company.		of Biomet Orthopedics, Inc.

Jerry L. Ferguson, 64
Vice Chairman of the Board of the Company.	1994	Vice Chairman of the Board
Director of the Company since 1977.		and Director of the Company.

Bart J. Doedens, 46
Vice President of the Company since June 2002 and President	2002	Vice President of the Company
of EBI, L.P. since June 2005. President of Implant Innovations, Inc.		and President of EBI, L.P.
from January 2001 to June 2005 and Vice President International
Marketing and Sales of Implant Innovations, Inc. prior thereto.

Roger P. Van Broeck, 57
Vice President of the Company since July 2004 and President	2004	Vice President of the Company
of Biomet Europe B.V. since March 2004. Prior thereto		and President of Biomet
Chief Executive Officer of BioMer C. V. and Biomet Merck B.V.		Europe B.V.

Steven F. Schiess, 45
Vice President of the Company and President of Implant Innovations	2005	Vice President of the Company
Inc. since June 2005. Prior thereto, Senior Vice President,		and President of Implant
Sales and Marketing of Implant Innovations, Inc.		Innovations, Inc.

Item 2. Properties.
The following are the principal properties of the Company:

FACILITY	LOCATION	SQUARE	OWNED/
		FEET	LEASED

Corporate headquarters of Biomet, Inc.;	Warsaw, Indiana	455,600	Owned
manufacturing, storage and research and development facility of Biomet Manufacturing Corp.; and distribution center
and offices of Biomet Orthopedics, Inc.

Administrative, manufacturing and distribution facility	(1) Parsippany, New Jersey[1]	63,000	Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.	(2) Parsippany, New Jersey	209,700	Owned

Manufacturing facility of EBI, L.P.	Allendale, New Jersey	30,000	Leased

Manufacturing facility of EBI, L.P.	Marlow, Oklahoma	51,500	Owned

Administrative, manufacturing and distribution facility	Jacksonville, Florida	82,500	Owned
of Lorenz Surgical

Office, manufacturing and distribution facility	(1) Palm Beach Gardens, FL	67,000	Owned
of Implant Innovations, Inc.	(2) Palm Beach Gardens, FL2	69,000	Owned

Office and manufacturing facilities of Arthrotek, Inc.	(1) Ontario, California	35,400	Owned
	(2) Redding, California	14,400	Leased

Manufacturing facility of Biomet Fair Lawn L.P.	Fair Lawn, New Jersey	40,000	Owned

Office and manufacturing facility of Electro-Biology, Inc.	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and distribution facilities	(1) Irvine, California	36,800	Leased
of Interpore Spine Ltd.	(2) Irvine, California	27,700	Leased

Office, manufacturing and warehouse facility of	Valence, France	86,100	Owned
Biomet France Sarl

Office, manufacturing and warehouse facilities of Biomet	Berlin, Germany	49,900	Owned
Deutschland GmbH

Office and research and development facility of	Darmstadt, Germany	29,200	Leased
Biomet Deutschland GmbH

Administrative offices of Biomet Europe B.V. and office	Dordrecht, The Netherlands	37,700	Owned
and warehouse facility of Biomet Nederland BV

Office and manufacturing facility of IQL	Valencia, Spain	69,600	Owned

Office, manufacturing and warehouse facilities of Biomet	Sjöbo, Sweden	24,200	Owned
Cementing Technologies AB

Manufacturing and administrative facilities of	(1) Bridgend, South Wales	105,200	Owned
Biomet UK Ltd.	(2) Swindon, England	53,400	Owned
In addition, the Company maintains more than 30 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America. The Company believes that all of its facilities are adequate, well-maintained and suitable for the development, manufacture, distribution and marketing of all its products.

1  Includes 42,000 square feet of space in this facility that is leased to other parties.
2  Includes 34,500 square feet of space in this facility that is leased to other parties.

Item 3. Legal Proceedings.
On March 30, 2005, the Company announced that it had received a subpoena from the U.S. Department of Justice through the U. S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.
There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company does not anticipate that the adverse outcome of these matters will result in a material loss. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial position or on its future business operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table shows the quarterly range of high and low sales prices for the Company’s Common Shares as reported by The Nasdaq National Market for each of the three most recent fiscal years ended May 31. The approximate number of shareholders of record as of July 26, 2005 was 6,093.

		High	Low

2005
	Fourth	$43.32	$34.90
	Third	49.64	40.53
	Second	49.50	43.13
	First	49.60	39.69

2004
	Fourth	$41.67	$37.05
	Third	41.25	34.50
	Second	36.25	29.56
	First	30.95	27.26

2003
	Fourth	$33.50	$26.74
	Third	30.50	26.42
	Second	32.00	25.69
	First	29.28	21.75
The Company paid cash dividends of $0.20, $0.15 and $0.10 per share for fiscal years ending May 31, 2005, 2004 and 2003, respectively.
On June 30, 2005, the Company announced a cash dividend of $0.25, payable July 22, 2005, to shareholders of record at the close of business on July 15, 2005.
Issuer Purchases of Equity Securities
During the quarter ended May 31, 2005, the Company had three publicly-announced share repurchase programs outstanding. The first, announced July 1, 2004, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. This plan expired May 2, 2005 when all the available shares were purchased. The second, also announced July 1, 2004, approved the purchase of shares up to $100 million in open market or privately negotiated transactions through July 1, 2005. This plan expired April 6, 2005 when the total dollar amount approved was purchased. The third, announced March 22, 2005, approved the purchase of shares up to an additional $100 million in open market or privately negotiated transactions through March 20, 2006. The shares repurchased in the last quarter of fiscal 2005, the average price paid, and shares (or approximate dollar value) remaining available for purchase are as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares (or Approximate
	Total Number of	Average Price	as Part of Publicly	Dollar Value) that May Yet
Period	Shares Purchased	Paid Per Share	Announced Plans	Be Purchased Under the Plans

March 1-31	982,417	$38.32	982,417	256,000 shares and $114,773,576
April 1-30	1,121,700	37.10	1,121,700	4,000 shares and $82,684,061
May 1-31	132,000	37.88	132,000	$78,031,085

Total	2,236,117	$37.68	2,236,117	$78,031,085

Item 6. Selected Financial Data.
Income Statement Data
Years ended May 31,
(in thousands, except per share amounts)

	2005	2004	2003	2002		2001

Net sales	$1,879,950	$1,615,253	$1,390,300	$1,191,902		$1,030,663
Cost of sales	533,096	461,502	407,295	332,727		296,063

Gross profit	1,346,854	1,153,751	983,005	859,175		734,600

Selling, general and administrative expenses	694,254	595,234	495,391	437,731		374,793
Research and development expense	79,696	63,636	55,309	50,750		43,020
In-process research and development	26,020	1,250	—	—		—
Other charges/(credits)	—	—	(5,800)	—		26,100

Operating income	546,884	493,631	438,105	370,694		290,687

Other income, net	2,816	15,165	13,638	5,421	*	19,989

Income before income taxes and minority interest	549,700	508,796	451,743	376,115		310,676
Provision for income taxes	198,084	176,098	156,961	127,665		105,906

Income before minority interest	351,616	332,698	294,782	248,450		204,770
Minority interest	—	7,071	8,081	8,710		7,224

Net income	$351,616	$325,627	$286,701	$239,740		$197,546

Earnings per share:
Basic	$1.39	$1.27	$1.10	$.89		$.74
Diluted	1.38	1.27	1.10	.88		.73

Shares used in the computation of earnings per share:
Basic	252,387	255,512	259,493	268,475		267,915
Diluted	254,148	257,204	261,394	271,245		270,746

Cash dividends paid per common share	$.20	$.15	$.10	$.09		$.07
Balance Sheet Data
At May 31,
(in thousands)

	2005	2004	2003	2002	2001

Working capital	$672,525	$807,259	$845,101	$715,245	$726,557
Total assets	2,096,577	1,782,905	1,672,169	1,521,723	1,489,311
Shareholders’ equity	1,563,931	1,448,210	1,286,134	1,176,479	1,146,186
•	All share and per share data have been adjusted to give retroactive effect to the three-for-two stock split declared on July 9, 2001.

•	The selected financial data includes the operations of Interpore International, Inc. from its date of acquisition (June 18, 2004).

*	Other income, net for fiscal 2002 was adversely impacted by a $9 million charge as a result of equity write-downs in marketable securities and other investments.

Item 7. Management’s Discussion & Analysis of Financial Condition & Results of Operations.
This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed elsewhere in this report under the caption Forward-Looking Statements.
Overview
Biomet, Inc. (the “Company”) is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive products, fixation devices, spinal products and other products. Reconstructive products, which represented 67% of the Company’s net sales for fiscal year 2005, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS® System and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices, which represented 13% of the Company’s net sales for fiscal year 2005, include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products, which represented 11% of the Company’s net sales for fiscal year 2005, include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category, which represented 9% of the Company’s net sales for fiscal year 2005, includes arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive product, fixation device or spinal product segment.
The Company has operations at over 50 locations and distributes its products in over 100 countries throughout the world and manages its operations through three reportable geographic markets: United States, Europe and Rest of World. The solid growth experienced by the Company during fiscal year 2005 in both domestic and international markets is attributable to the Company’s emphasis on technological advances through product line extensions and new product introductions. In addition, growth in the patient population (as a result of increases in both the size of the elderly population and the expansion of the traditional age bracket of musculoskeletal patients) has contributed to this growth.
The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

				Percentage
	Percentage of Net Sales			Increase (Decrease)
				2005	2004
	2005	2004	2003	vs. 2004	vs. 2003

Net sales	100.0%	100.0%	100.0%	16%	16%
Cost of sales	28.4	28.5	29.3	16	13

Gross profit	71.6	71.5	70.7	17	17
Selling, general and administrative expenses	36.9	36.9	35.6	17	20
Research and development expense	4.2	3.9	4.0	25	15
In-process research and development	1.4	0.1	—	n/m	n/m
Other charges/(credits)	—	—	(0.4)	n/m	n/m

Operating income	29.1	30.6	31.5	11	13
Other income, net	0.1	0.9	1.0	(81)	11

Income before income taxes and minority interest	29.2	31.5	32.5	8	13
Provision for income taxes	10.5	10.9	11.3	12	12

Income before minority interest	18.7	20.6	21.2	6	13
Minority interest	—	0.4	0.6	n/m	(12)

Net income	18.7%	20.2%	20.6%	8%	14%

n/m — Not Meaningful
Acquisitions
The Company completed the acquisition of Merck KGaA’s 50% interest in the Biomet Merck joint venture in the fourth quarter of fiscal 2004. Since the Company has had operating control of the joint venture since its formation, the operations of the joint venture have been consolidated since its formation. Therefore, the acquisition did not have an impact on the individual line items in the income statement or balance sheet, except to eliminate the minority interest. The Company completed the acquisition of Interpore International, Inc. (“Interpore”) in the first quarter of fiscal 2005. Interpore accounted for 3 percentage points of the 16% sales growth reported for fiscal 2005. The Company’s gross margin and operating income for fiscal 2005 were negatively impacted by these acquisitions, as an inventory

Management’s Discussion & Analysis of Financial Condition
& Results of Operations (continued)
step-up charge reduced reported gross margins by $24.3 million (1.3% of sales). Inventory step-up represents the difference between the cost basis and the fair value of acquired inventories and is a non-cash expense that is recorded upon the sale of the acquired inventories. SFAS No. 141 requires the recorded values for acquired inventories to be adjusted from cost to fair value at the date of acquisition based upon estimated sales price less distribution costs and a profit allowance. In addition, operating income was negatively impacted by an in-process research and development charge which reduced reported operating income by $26 million in fiscal 2005 (1.4% of sales) relating to the Interpore acquisition and $1.3 million in fiscal 2004 (0.1% of sales) relating to the acquisition of Merck KGaA’s 50% interest in the Biomet Merck joint venture. The amounts assigned to in-process research and development were written off, as of the closing date, in accordance with current accounting pronouncements and represents the estimated present value of future after-tax cash flows of acquired in-process research and development.
Fiscal 2005 Compared to Fiscal 2004 *
Net Sales — Net sales increased 16% during the current fiscal year to $1,879,950,000 from $1,615,253,000 in 2004. Excluding the positive impact of foreign currency translations (2%), net sales increased 14%. Worldwide sales of reconstructive devices increased 19% to $1,254,234,000 in fiscal 2005 compared to $1,052,865,000 in 2004. Factors contributing to this increase include currency translation (3%), pricing increases (2%) and incremental volume and product mix (14%). During the current year, worldwide bone cement sales increased 30%, knee sales increased 25%, dental reconstructive product sales increased 16%, extremity sales increased 13% and hip sales increased 11%.
Fixation sales decreased slightly during fiscal 2005 to $246,730,000 from $248,821,000 in 2004. Decreased volume and product mix (2%) offset by positive currency translation (1%) accounted for this decrease. Worldwide sales of craniomaxillofacial products, including bone substitutes, increased 7%, electrical stimulation devices decreased 5%, internal fixation devices increased 1% and external fixation devices decreased 4%. Fixation sales have been negatively impacted by the combination of the Interpore and EBI salesforces, and at the same time the integration of Biomet’s internal fixation salesforce into EBI’s fixation salesforce.
Spinal sales increased 34% to $214,039,000 in fiscal 2005 compared to $159,927,000 in 2004. Factors contributing to this increase included the Interpore acquisition (32%), currency translation (1%) and incremental volume and product mix (1%). Worldwide sales of spinal hardware, including orthobiologics, increased 118%, while spinal stimulation products decreased 9%. Spinal sales have been negatively impacted by the combination of the Interpore and EBI salesforces, and at the same time the integration of Biomet’s internal fixation salesforce into EBI’s fixation salesforce.
Sales of the Company’s other products increased 7% to $164,947,000 in fiscal 2005 from $153,640,000 in 2004. Factors contributing to this increase included currency translation (1%), pricing increases (1%) and incremental volume and product mix (5%). Worldwide sales of arthroscopy products increased 12%, softgoods and bracing products decreased 3% and general surgical instrumentation decreased 6%.
Sales in the United States increased 15% to $1,238,727,000 during the current fiscal year compared to $1,079,532,000 last year. Components of this increase were incremental volume and product mix (13%) and positive pricing environment (2%). European sales increased 17% to $487,991,000 during the current fiscal year from $418,328,000 in 2004. Components of this increase were positive currency translation (7%) and incremental volume and product mix (10%). The Company anticipates foreign currency translations to negatively influence sales during fiscal 2006. Sales in Rest of World increased 31% to $153,232,000 this year from $117,393,000 last year. Components of this increase were positive currency translation (4%) and incremental volume and product mix (27%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 37% for the current fiscal year in local currency.
Gross Profit — The Company’s gross profit increased 17% to $1,346,854,000 in fiscal 2005 from $1,153,751,000 in 2004. The gross profit margin increased to 71.6% of sales in fiscal 2005 compared to 71.5% in 2004. This improvement was realized through a 1% increase in selling prices and improved manufacturing efficiencies, offset by $21.8 million of additional expense in fiscal 2005 as compared to fiscal 2004 as a result of an inventory step-up charge recognized in connection with the purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture and the Interpore acquisition.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased 17% in fiscal 2005 to $694,254,000 compared to $595,234,000 last year. This increase results from increased commission expense on higher sales (8%) and an increase in marketing and general and administrative expenses (9%). As a percent of sales, selling, general and administrative expenses were 36.9% in both fiscal 2005 and 2004.
Research and Development Expense — Research and development expense increased 25% during the current year to $79,696,000 compared to $63,636,000 in 2004. The increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2005 compared to 3.9% in fiscal 2004.
In-Process Research and Development — In connection with the Interpore acquisition, the Company assigned $26,020,000 to in-process research and development, which was written off as of the acquisition date.
* For purposes of this Management’s Discussion and Analysis, the fiscal period is June 1 - May 31.

Management’s Discussion & Analysis of Financial Condition
& Results of Operations (continued)
Operating Income — Operating income increased 11% during fiscal 2005 to $546,884,000 from $493,631,000 in 2004. U.S. operating income increased 14% to $507,690,000 from $443,862,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 56% to $76,566,000 compared to $49,228,000 in 2004. Rest of World operating income increased 204% to $12,898,000 in fiscal 2005 from $4,241,000 in 2004. The growth in both Europe and Rest of World operating income reflects solid sales growth, higher gross margins, lower selling expenses and improved foreign currency translation.
Other Income, Net — Other income, net decreased during the current year to $2,816,000 from $15,165,000 in 2004. Other income decreased 38% to $11,677,000 from $18,702,000, while interest expense increased 151% to $8,861,000 from $3,537,000. During the fourth quarter of last year, the Company recorded a $3,362,000 gain on the disposition of an equity investment. Excluding this gain, other income decreased 24% mainly due to the cash used in the acquisition of Merck KGaA’s 50% interest in the Biomet Merck joint venture and Interpore acquisition. Interest expense increased as a result of the $200 million 36-month revolving credit facility entered into and utilized to fund the Interpore acquisition. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.
Provision for Income Taxes — The provision for income taxes increased to $198,084,000, or 36.0% of income before income taxes for fiscal 2005 compared to $176,098,000 or 34.6% of income before income taxes last year. The effective income tax rate increased primarily as a result of a $26 million write-off of in-process research and development in connection with the Interpore acquisition not being tax affected, offset by continued expansion of operations in lower tax jurisdictions.
Net Income — The factors mentioned above resulted in an 8% increase in net income to $351,616,000 for fiscal 2005 from $325,627,000 in 2004. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in a 9% increase in basic earnings per share for 2005 to $1.39 compared to $1.27 in 2004. The purchase of Interpore did not have a significant impact on net income, as the expense associated with the amortization of intangibles and reduced investment income were offset by the additional income associated with the sale of Interpore’s products.
Fiscal 2004 Compared to Fiscal 2003
Net Sales — Net sales increased 16% during fiscal 2004 to $1,615,253,000 from $1,390,300,000 in 2003. Excluding the positive impact of foreign currency translations (4.6%), net sales increased 12%. Worldwide sales of reconstructive devices increased 21% to $1,052,865,000 in fiscal 2004 compared to $867,602,000 in 2003. Factors contributing to this increase include currency translation (6%), pricing increases (3%) and incremental volume and product mix (12%). During fiscal 2004, worldwide bone cement sales increased 34%, extremity sales increased 28%, dental reconstructive product sales increased 24%, knee sales increased 20% and hip sales increased 15%.
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
Sales of the Company’s other products increased 8% to $153,640,000 in fiscal 2004 from $141,974,000 in 2003. Factors contributing to this increase included currency translation (2%), pricing increases (1%) and incremental volume and product mix (5%). Worldwide sales of arthroscopy products increased 10%, softgoods and bracing products increased 8% and general surgical instrumentation decreased 1%.
Sales in the United States increased 12% to $1,079,532,000 during fiscal 2004 compared to $966,638,000 in fiscal 2003. Components of this increase were incremental volume and product mix (8%) and positive pricing environment (4%). European sales increased 26% to $418,328,000 during the fiscal 2004 from $332,053,000 in 2003. Components of this increase were positive currency translation (16%), incremental volume and product mix (9%) and positive pricing environment (1%). Sales in Rest of World increased 28% to $117,393,000 in fiscal 2004 from $91,609,000 in fiscal 2003. Components of this increase were positive currency translation (10%), incremental volume and product mix (17%) and positive pricing environment (1%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 9.0% for fiscal 2004 in local currency.
Gross Profit — The Company’s gross profit increased 17% to $1,153,751,000 in fiscal 2004 from $983,005,000 in 2003. The gross profit margin increased to 71.5% of sales in fiscal 2004 compared to 70.7% in 2003. This improvement was realized through a 2% increase in selling prices and improved manufacturing efficiencies, offset by $2.5 million of additional expense as a result of an inventory step-up charge recognized in connection with the purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased 20% in fiscal 2004 to $595,234,000 compared to $495,391,000 in fiscal 2003. This increase results from increased commission expense on higher sales (5%), a $25 million increase in bad debt expense (5%) and an increase in marketing and general and administrative expenses (10%). As a percent of sales,

Management’s Discussion & Analysis of Financial Condition
& Results of Operations (continued)
selling, general and administrative expenses were 36.9% in fiscal 2004 compared to 35.6% in 2003. During the fourth quarter of fiscal 2004, the Company reviewed its underlying assumptions in calculating reserves for uncollectible insurance receivables at its EBI subsidiary. As a result of this review, the Company revised its estimates of future collections of these insurance receivables and increased the balance in the reserves for uncollectible insurance receivables by $25 million. The additional reserve, which is based on historical analysis as well as management’s best estimates of future collections, takes into account insurance underpayments, denial of payments and difficulties with billing and collecting co-payments from patients. Excluding this $25 million expense, selling, general and administrative expenses were 35.3% of sales in fiscal 2004. The main factor contributing to this decreased percentage is an overall slower growth rate for expenditures than for sales.
Research and Development Expense — Research and development expense increased 15% during fiscal 2004 to $63,636,000 compared to $55,309,000 in 2003. The increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expense was 3.9% in fiscal 2004 compared to 4.0% in fiscal 2003.
In-Process Research and Development — This $1.25 million in-process research and development write-off recognized during the fourth quarter related to the purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture.
Other Charges/(Credits) — On February 12, 2003, the United States Court of Appeals for the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in the Tronzo case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million during the third quarter of fiscal 2003. (See Note M in the Notes to Consolidated Financial Statements).
Operating Income — Operating income increased 13% during fiscal 2004 to $493,631,000 from $438,105,000 in 2003. U.S. operating income increased 12% to $443,862,000 from $394,641,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 17% to $49,228,000 compared to $41,924,000 in 2003. This growth reflects solid sales growth in Europe, lower gross margins, higher selling expenses and improved foreign currency translation. Rest of World operating income increased 175% to $4,241,000 in fiscal 2004 from $1,540,000 in 2003. This increase is primarily a result of the Company’s direct operations in Japan, which began in fiscal 2002, becoming profitable during the current year.
Other Income, Net — Other income, net increased during fiscal 2004 to $15,165,000 from $13,638,000 in 2003. Other income increased 4% to $18,702,000 from $18,035,000, while interest expense decreased 20% to $3,537,000 from $4,397,000. During the fourth quarter of fiscal 2004, the Company recorded a $3,362,000 gain on the disposition of an equity investment. Excluding this gain, other income decreased 15% mainly due to lower investment yields. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies. Interest expense represents less than 1% of operating income. The decrease in interest expense in fiscal 2004 compared to 2003 was caused by a decrease in the balance outstanding and in interest rates.
Provision for Income Taxes — The provision for income taxes increased to $176,098,000, or 34.6% of income before income taxes for fiscal 2004 compared to $156,961,000 or 34.7% of income before income taxes in fiscal 2003.
Net Income — The factors mentioned above resulted in a 14% increase in net income to $325,627,000 for fiscal 2004 from $286,701,000 in 2003. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in a 15% increase in basic earnings per share for 2004 to $1.27 compared to $1.10 in 2003. The purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture did not have a significant impact on net income, as the expense associated with the amortization of intangibles and reduced investment income were offset by a reduction in minority interest expense.
Liquidity & Capital Resources
The Company’s cash and investments decreased to $177,074,000 at May 31, 2005, from $235,612,000 at May 31, 2004. Net cash from operating activities was $410,920,000 in fiscal 2005 compared to $386,089,000 in 2004. The principal sources of cash from operating activities were net income of $351,616,000 and non-cash charges of depreciation, amortization and in-process research and development of $95,622,000. The principal use of cash includes an increase in inventory of $42,188,000. Inventories continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth.
Cash flows used in investing activities were $360,682,000 in fiscal 2005 compared to $253,481,000 in 2004. The primary uses of cash for investing activities were purchases of investments and the acquisition of Interpore, offset by sales and maturities of investments, and capital expenditures. Major capital expenditures for the year were expansion of manufacturing facilities in New Jersey and Florida and purchases of instruments outside the United States to support new product launches and sales growth.
Cash flows used in financing activities were $98,270,000 in fiscal 2005 compared to $194,607,000 in 2004. The primary uses of funds during the current year were the share repurchase programs, in which $239,663,000 was used to purchase 5,743,000 Common Shares of the Company and a cash dividend of $0.20 per share paid on July 23, 2004 to shareholders of record on July 16, 2004. The source of funds from financing activities was proceeds on the exercise of stock options and an increase in short-term borrowing. In connection with the

Management’s Discussion & Analysis of Financial Condition
& Results of Operations (concluded).
Interpore acquisition in June 2004 (See Note C of the Notes to Consolidated Financial Statements), the Company entered into a 36-month revolving credit facility in the amount of $200 million. On June 30, 2005, the Company’s Board of Directors announced a cash dividend of $0.25 per share payable on July 22, 2005 to shareholders of record at the close of business on July 15, 2005. Additionally, the Board of Directors authorized the purchase of up to an additional 2,500,000 shares of the outstanding Common Shares of the Company.
At May 31, 2005, the Company has three lines of credit outstanding: 1) a 36-month revolving credit facility in the amount of $200 million; 2) a European line of credit in the amount of EUR 100 million ($129 million): and 3) a Japanese line of credit in the amount of YEN 4.3 billion ($41 million.) The total amount available under these lines of credit at May 31, 2005 is approximately $88 million.
The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company’s investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. The Company anticipates that its use of cash for capital expenditures in fiscal 2006 will be reduced slightly from fiscal 2005. The Company intends to continue to pursue strategic acquisition candidates. The Company is confident about the growth prospects in its markets and intends to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $250 million over the next two fiscal years for capital expenditures and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds and cash flows generated from future operations. The Company has no off-balance sheet financial arrangements and no material long-term contractual financial obligations.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note B of the Notes to Consolidated Financial Statements. In management’s opinion, the Company’s critical accounting policies include revenue recognition, excess and obsolete inventories, goodwill and intangible assets and accrued insurance.
Revenue Recognition — For the majority of the Company’s products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer’s final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. In addition, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In the fourth quarter of fiscal 2004, the Company reviewed its underlying assumptions in calculating its allowance for uncollectible insurance receivables at its EBI subsidiary. As a result of this review, the Company revised its estimates of future collections of insurance receivables at its EBI subsidiary and increased the balance in the reserves for uncollectible insurance receivables by $25 million. If the assumptions used in estimating pricing adjustments or the financial condition of our customers were to deteriorate, resulting in an impairment of the Company’s ability to collect its net receivables, additional allowances may be required which would affect our future operating results.
Excess and Obsolete Inventory — In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. The Company must make estimates regarding the future use of these products and provide a provision for excess and obsolete inventories. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.
Goodwill and Other Intangible Assets — In assessing the recoverability of the Company’s intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.
Accrued Insurance — As noted in Note M of the Notes to Consolidated Financial Statements, the Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company. Product liability claims are routinely reviewed by the Company’s insurance carrier and management routinely reviews other claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future.
Recent Accounting Pronouncements – Information about recent accounting pronouncements and their effect on the Company can be found in Note B of the Notes to Consolidated Financial Statements.

Quarterly Results.

(in thousands, except earnings per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2005
Net sales	$438,160	$456,674	$482,023	$503,093	$1,879,950
Gross profit	312,188	325,559	343,955	365,152	1,346,854
Net income	60,433	91,199	96,784	103,200	351,616
Earnings per share:
Basic	.24	.36	.38	.41	1.39
Diluted	.24	.36	.38	.41	1.38

2004
Net sales	$370,319	$387,561	$410,185	$447,188	$1,615,253
Gross profit	264,701	278,771	294,193	316,086	1,153,751
Net income	76,478	82,692	86,600	79,857	325,627
Earnings per share:
Basic	.30	.32	.34	.31	1.27
Diluted	.30	.32	.34	.31	1.27

2003
Net sales	$317,600	$341,448	$354,042	$377,210	$1,390,300
Gross profit	227,463	242,843	246,406	266,293	983,005
Net income	66,006	70,354	72,594	77,747	286,701
Earnings per share:
Basic	.25	.27	.28	.30	1.10
Diluted	.25	.27	.28	.30	1.10
•	Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

•	Net income for the first quarter of fiscal 2005 was adversely impacted by a $26 million charge as a result of in-process research and development in connection with the Interpore acquisition.

•
Net income for the fourth quarter of fiscal 2004 was adversely impacted by a $25 million pre-tax charge as a result of a change in the Company’s estimate for bad debt allowance on its domestic insurance receivables.

•
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
In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million. The Company also maintains unsecured lines of credit in countries in which it has significant intercompany transactions in an effort to minimize currency rate risks. At May 31, 2005 and 2004, the Company had lines of credit of EUR 100 million ($129 million) and EUR 100 million ($120 million), respectively, in Europe and YEN 4.3 billion ($41 million) and YEN 3.5 billion ($32 million), respectively, in Japan. Outstanding borrowings under all lines of credit bear interest at a variable rate of the lender’s interbank rate plus an applicable margin and, accordingly, changes in interest rates would impact the Company’s cost of financing.
The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company’s non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated ($360,000) and $249,000 for the years ended May 31, 2005 and 2004, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2005 and 2004, aggregated ($5,000) and ($15,000), respectively.
Based on the Company’s overall interest rate exposure at May 31, 2005, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2005, would not have a material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.
The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at May 31, 2005, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

Item 8. Financial Statements and Supplementary Data.
Biomet, Inc. and Subsidiaries Index to consolidated Financial Statements and Schedule.
Management’s Report on Internal Control over Financial Reporting.
The management of Biomet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in the Company’s annual report on Form 10-K. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of May 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of May 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 31.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting.
To the Board of Directors and Shareholders of Biomet, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biomet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Biomet, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biomet, Inc. as of May 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005 and our report dated July 29, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Fort Wayne, Indiana
July 29, 2005

Report of Independent Registered Public Accounting Firm.
To the Board of Directors and Shareholders of Biomet, Inc.:
We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005 in conformity with U.S. generally accepted accounting principles.
We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biomet Inc.’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Fort Wayne, Indiana
July 29, 2005

Biomet, Inc. & Subsidiaries Consolidated Balance Sheets.
At May 31,
(in thousands, except par value)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$104,706	$159,243
Investments	10,962	10,030
Accounts and notes receivable, less allowance for doubtful receivables (2005 — $59,513 and 2004 — $43,384)	479,745	465,949
Inventories	469,791	389,391
Deferred income taxes	72,732	69,379
Prepaid expenses and other	35,980	21,877

Total current assets	1,173,916	1,115,869

Property, plant and equipment:
Land and improvements	24,297	23,173
Buildings and improvements	145,928	132,998
Machinery and equipment	404,173	310,289

	574,398	466,460

Less, Accumulated depreciation	251,511	197,634

Property, plant and equipment, net	322,887	268,826

Investments	61,406	66,339
Goodwill	435,621	262,068
Other intangible assets	87,835	53,571
Other assets	14,912	16,232

Total assets	$2,096,577	$1,782,905

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$282,193	$109,654
Accounts payable	57,021	55,365
Accrued income taxes	9,725	18,940
Accrued wages and commissions	62,171	51,288
Other accrued expenses	90,281	73,363

Total current liabilities	501,391	308,610

Deferred income taxes	31,255	26,085

Total liabilities	532,646	334,695

Commitments and contingencies (Note M)

Shareholders’ equity:
Preferred shares, $100 par value: Authorized 5 shares; none issued	—	—
Common shares, without par value: Authorized 500,000 shares; issued and outstanding 2005 — 249,879 shares and 2004 — 254,262 shares	188,162	167,301
Additional paid-in capital	67,613	60,344
Retained earnings	1,284,905	1,218,682
Accumulated other comprehensive income	23,251	1,883

Total shareholders’ equity	1,563,931	1,448,210

Total liabilities and shareholders’ equity	$2,096,577	$1,782,905

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Income.
For the years ended May 31,
(in thousands, except per share amounts)

	2005	2004	2003
Net sales	$1,879,950	$1,615,253	$1,390,300
Cost of sales	533,096	461,502	407,295

Gross profit	1,346,854	1,153,751	983,005
Selling, general and administrative expenses	694,254	595,234	495,391
Research and development expense	79,696	63,636	55,309
In-process research and development	26,020	1,250	—
Other charges/(credits)	—	—	(5,800)

Operating income	546,884	493,631	438,105
Other income, net	11,677	18,702	18,035
Interest expense	(8,861)	(3,537)	(4,397)

Income before income taxes and minority interest	549,700	508,796	451,743
Provision for income taxes	198,084	176,098	156,961

Income before minority interest	351,616	332,698	294,782
Minority interest	—	7,071	8,081

Net income	$351,616	$325,627	$286,701

Earnings per share:
Basic	$1.39	$1.27	$1.10
Diluted	1.38	1.27	1.10

Shares used in the computation of earnings per share:
Basic	252,387	255,512	259,493
Diluted	254,148	257,204	261,394

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Shareholders’ Equity.

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-In	Retained	Comprehensive	Shareholders’
(in thousands, except per share amounts)	Number	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at June 1, 2002	263,651	$124,417	$48,868	$1,054,020	$(50,826)	$1,176,479

Net income	—	—	—	286,701	—	286,701
Change in unrealized holding value on investments, net of $923 tax effect	—	—	—	—	1,716	1,716
Reclassification adjustment for gains included in net income, net of $34 tax expense	—	—	—	—	63	63
Currency translation adjustments	—	—	—	—	38,707	38,707

Comprehensive income	—	—	—	—	—	327,187

Exercise of stock options	1,965	21,349	—	—	—	21,349
Tax benefit from exercise of stock options	—	—	5,579	—	—	5,579
Purchase of shares	(8,127)	(3,835)	(1,506)	(213,843)	—	(219,184)
Cash dividends ($.10 per common share)	—	—	—	(26,416)	—	(26,416)
Other	—	—	1,140	—	—	1,140

Balance at May 31, 2003	257,489	141,931	54,081	1,100,462	(10,340)	1,286,134

Net income	—	—	—	325,627	—	325,627
Change in unrealized holding value on investments, net of $71 tax effect	—	—	—	—	133	133
Reclassification adjustment for losses included in net income, net of $158 tax effect	—	—	—	—	(294)	(294)
Currency translation adjustments	—	—	—	—	12,384	12,384

Comprehensive income	—	—	—	—	—	337,850

Exercise of stock options	1,921	28,208	—	—	—	28,208
Tax benefit from exercise of stock options	—	—	5,953	—	—	5,953
Purchase of shares	(5,148)	(2,838)	(1,083)	(168,803)	—	(172,724)
Cash dividends ($.15 per common share)	—	—	—	(38,604)	—	(38,604)
Other	—	—	1,393	—	—	1,393

Balance at May 31, 2004	254,262	167,301	60,344	1,218,682	1,883	1,448,210

Net income	—	—	—	351,616	—	351,616
Change in unrealized holding value on investments, net of $76 tax effect	—	—	—	—	142	142
Reclassification adjustment for losses included in net income, net of $76 tax effect	—	—	—	—	141	141
Currency translation adjustments	—	—	—	—	21,085	21,085

Comprehensive income	—	—	—	—	—	372,984

Exercise of stock options	1,360	24,640	—	—	—	24,640
Tax benefit from exercise of stock options	—	—	6,779	—	—	6,779
Purchase of shares	(5,743)	(3,779)	(1,362)	(234,522)	—	(239,663)
Cash dividends ($.20 per common share)	—	—	—	(50,871)	—	(50,871)
Other	—	—	1,852	—	—	1,852

Balance at May 31, 2005	249,879	$188,162	$67,613	$1,284,905	$23,251	$1,563,931

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Cash Flows.

For the years ended May 31,
(in thousands)

	2005	2004	2003
Cash flows from (used in) operating activities:
Net income	$351,616	$325,627	$286,701
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	61,781	52,461	42,174
Amortization	7,821	5,757	3,485
Write-off of in-process research and development	26,020	1,250	—
Minority interest	—	7,071	8,081
Other	(19)	(214)	(1,926)
Deferred income taxes	3,250	(13,686)	(1,364)
Tax benefit from exercise of stock options	6,779	5,953	5,579
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	16,265	(29,955)	(35,144)
Inventories	(42,188)	2,888	7,591
Accounts payable	(5,927)	10,949	3,738
Accrued litigation	—	—	(5,864)
Other	(14,478)	17,988	(2,774)

Net cash from operating activities	410,920	386,089	310,277

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	62,344	236,360	175,655
Purchases of investments	(57,890)	(119,819)	(131,633)
Capital expenditures	(97,372)	(61,342)	(59,770)
Acquisitions, net of cash acquired	(266,229)	(307,475)	—
Other	(1,535)	(1,205)	(3,949)

Net cash used in investing activities	(360,682)	(253,481)	(19,697)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings	167,624	(11,487)	1,443
Issuance of shares	24,640	28,208	21,349
Cash dividends	(50,871)	(38,604)	(26,416)
Purchase of common shares	(239,663)	(172,724)	(219,184)

Net cash used in financing activities	(98,270)	(194,607)	(222,808)

Effect of exchange rate changes on cash	(6,505)	(4,408)	3,581

Increase (decrease) in cash and cash equivalents	(54,537)	(66,407)	71,353
Cash and cash equivalents, beginning of year	159,243	225,650	154,297

Cash and cash equivalents, end of year	$104,706	$159,243	$225,650

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,666	$3,657	$4,667
Income taxes	196,295	176,374	156,570
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
Basis of Presentation — The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the “Company”). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. All significant intercompany accounts and transactions are eliminated. Investments in affiliates in which the Company does not have the ability to significantly influence the operations are accounted for on the cost method, the carrying amount of which approximates market. Investments in affiliates in which the Company does have the ability to significantly influence the operations, but does not control, are accounted for on the equity method.
Use of Estimates — The consolidated financial statements are prepared in conformity with U. S. generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments.
Translation of Foreign Currency — Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries is recorded in cost of goods sold. Other foreign currency exchange gains and losses, which are not material, are included in other income, net.
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Investments — Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value.
Concentrations of Credit Risk and Allowance for Doubtful Receivables — The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, municipal, corporate and mortgage-backed securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents or investments. At May 31, 2005 and 2004, cash and cash equivalents and investments included $22 million and $44 million, respectively, of cash deposits and certificates of deposit with financial institutions in Puerto Rico. Also, at May 31, 2005 and 2004, investments included $5 million and $9 million, respectively, of municipal bonds issued by state and local subdivisions in Puerto Rico.
Inventories — Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.
Property, Plant and Equipment — Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.
Goodwill — The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. In addition, the Company reviews goodwill for possible impairment by comparing the fair value of each reporting unit to its carrying amount annually. Based on the Company’s reviews, no impairment charges have been recorded.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note B: Accounting Policies, Continued.
Other Intangible Assets — Intangible assets consist primarily of developed technology and patents, trademarks and trade names, customer relationships and covenants not to compete and are carried at cost less accumulated amortization. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets is assessed annually to determine whether events and circumstances continue to support an indefinite life. Amortization of intangibles with a finite life is computed based on the straight-line method over periods ranging from 3 to 15 years. In addition, the Company reviews other intangible assets for possible impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.
Income Taxes — Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $252 million at May 31, 2005) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical. As a result of recent changes to U.S. tax rules regarding foreign earnings repatriation, the Company may repatriate earnings of foreign subsidiaries at reduced U.S. tax rates. The Company believes the impact of such repatriation will not be material and expects to complete its evaluation by May 31, 2006.
Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.
Revenue Recognition — For the majority of the Company’s products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer’s final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in cost of goods sold.
Comprehensive Income — Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, and foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) at May 31, 2005 and 2004 are as follows:
(in thousands)

	2005	2004
Net unrealized holding loss on investments	$(2,469)	$(2,752)
Cumulative translation adjustment	25,720	4,635

	$23,251	$1,883

Stock-Based Compensation — As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting in fiscal years 2005, 2004 and 2003, pro forma net income and earnings per share would have been as follows:

	2005	2004	2003
Net income as reported (in thousands)	$351,616	$325,627	$286,701
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects (in thousands)	(7,339)	(5,823)	(5,528)

Pro forma net income (in thousands)	$344,277	$319,804	$281,173

Earnings per share:
Basic, as reported	$1.39	$1.27	$1.10

Basic, pro forma	1.36	1.25	1.08

Diluted, as reported	1.38	1.27	1.10

Diluted, pro forma	1.35	1.24	1.08

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: (1) expected life of option of 5.22, 5.25 and 4.8 years; (2) dividend yield of .72%, .51% and .38%; (3) expected volatility of 33%, 34% and 35%; and (4) risk-free interest rate of 3.90%, 3.91% and 1.15%, respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note B: Accounting Policies, Concluded.
Other Charges/(Credits) — Other credits of $5.8 million for the year ended May 31, 2003 resulted from the Court of Appeals for the Federal Circuit’s favorable ruling that the Company did not owe post-judgment interest in the Tronzo litigation (see Note M).
Accounting Pronouncements — In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 states that a company’s deduction under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for repatriation provisions included under the Act. FSP 109-1 and FSP 109-2 were both effective upon issuance. The adoption of these FSP’s did not have a material impact on the Company’s financial position, results of operations or cash flows in fiscal 2005.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. In April 2005, SEC release No. 33-8568 delayed the implementation of SFAS No. 123 (R). The Statement is now effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS No. 123(R) will not impact the Company financial position or cash flows. Although it is difficult to predict the exact impact the adoption of SFAS No. 123(R) will have on the Company consolidated earnings due to the number of variables involved, we believe the pro forma disclosures in Note B to the consolidated financial statements, “Summary of Significant Accounting Policies,” under the caption “Stock-Based Compensation” provide an appropriate short-term indicator of the level of expense that may be recognized upon adoption of the Statement.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense. SFAS No. 151 requires that fixed overhead production costs be applied to inventory at “normal capacity” and any excess fixed overhead production costs be charged to expense in the period in which they were incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial position, results of operations, or cash flows.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note C: Business Combinations.
On June 18, 2004, the Company acquired Interpore International Inc. (“Interpore”) for $266 million in cash. Based in Irvine, California, Interpore is focused on providing innovative products for spinal surgery. The primary reason for making the Interpore acquisition was to broaden the product portfolio the Company offers in the spinal market. Its three major product groups include spinal implants, orthobiologic products and minimally-invasive surgery products used by orthopedic surgeons and neurosurgeons in a wide range of applications. The Company accounted for this acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Accordingly, Interpore’s results of operation have been included in the Company’s consolidated statement of income since the closing date, and its respective assets and liabilities were recorded at their estimated fair values in the Company’s consolidated balance sheet as of the closing date, with the excess purchase price being allocated to goodwill. Interpore’s net sales in 2003 were approximately $67.5 million.
The following table summarizes the assets acquired and liabilities assumed in the acquisition:
(in thousands)

As of
June 18, 2004
Current assets	$40,100
Property, plant and equipment	9,307
Intangible assets not subject to amortization:
Trademarks and trade names	1,260
Intangible assets subject to amortization:
Developed technology	16,180
License agreements	3,450
Trademarks and trade names	2,270
Customer relationships	11,440
In-process research and development	26,020
Deferred taxes	15,945
Other assets	82
Goodwill	169,596

Total assets acquired	$295,650

Deferred taxes	14,512
Other	14,909

Total liabilities assumed	29,421

Net assets acquired	$266,229

The $26,020,000 assigned to in-process research and development was written off as of the acquisition date. The weighted average amortization period for amortizable intangibles is 8 years. No amount of goodwill is expected to be deductible for tax purposes.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note C: Business Combinations, Concluded.
On March 19, 2004, the Company acquired Merck KGaA’s 50% interest in the Biomet Merck joint venture for $300 million in cash. The Company accounted for this acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” The acquisition is the culmination of the joint venture to develop, manufacture and distribute orthopedic products in Europe under which Biomet and Merck KGaA have been operating since 1998. Since the Company has had operating control of the joint venture since its formation, the operations of the joint venture have been consolidated since its formation and minority interest deducted on the income statement and shown on the balance sheet to account for Merck KGaA’s 50% limited partnership interest. From the date of acquisition, the minority interest has been eliminated and 50% of the respective assets and liabilities have been stepped up to their estimated fair values in the Company’s consolidated financial statements, with the excess purchase price being allocated to goodwill.
The following table summarizes the step-up of the assets acquired and liabilities assumed in the acquisition:
(in thousands)

As of
March 19, 2004
Inventories	$19,600
Intangible assets not subject to amortization:
Trademarks and trade names	27,500
Intangible assets subject to amortization:
Covenant not to compete	3,100
Developed technology	12,500
Trademarks and trade names	1,100
Customer relationships	1,650
In-process research and development	1,250
Other assets	3,362
Goodwill	125,497

Total asset step-up	$195,559

Deferred taxes	17,622
Pension liabilities	7,109
Other	(10,214)
Elimination of minority interest	(118,958)

Total liability step-up or elimination	(104,441)

Net assets acquired	$300,000

The $1,250,000 assigned to in-process research and development was written off as of the acquisition date. The weighted average amortization period for amortizable intangibles is 9 years. No amount of goodwill is expected to be deductible for tax purposes.
The Company completed its purchase price allocations for Interpore and Biomet Merck in accordance with U. S. generally accepted accounting principles. The process included interviews with management, review of the economics and competitive environment in which the companies operate and examination of assets, including historical performance and future prospects. The purchase price allocations were based on information then available to the Company, and expectations and assumptions deemed reasonable to the Company’s management. No assurances can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected.
Other Acquisitions — During fiscal 2004, the Company completed several acquisitions of foreign distributors and/or businesses for $7,475,000. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company’s consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $9.7 million.
Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company’s historical results.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note D: Investments.
At May 31, 2005, the Company’s investment securities were classified as follows:
(in thousands)

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Debt securities	$10,047	$—	$(356)	$9,691
Equity securities	22,288	1,099	(1,975)	21,412
Mortgage-backed securities	36,670	2	(2,569)	34,103

Total available-for-sale	69,005	1,101	(4,900)	65,206

Held-to-maturity:
Debt securities	4,955	—	(22)	4,933
Mortgage-backed obligations	107	—	—	107

Total held-to-maturity	5,062	—	(22)	5,040

Certificates of deposit	2,100	—	—	2,100

Total	$76,167	$1,101	$(4,922)	$72,346

At May 31, 2004, the Company’s investment securities were classified as follows:
(in thousands)

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale:
Debt securities	$10,368	$—	$(721)	$9,647
Equity securities	21,602	904	(2,153)	20,353
Mortgage-backed securities	37,175	—	(2,263)	34,912

Total available-for-sale	69,145	904	(5,137)	64,912

Held-to-maturity:
Debt securities	6,958	61	—	7,019
Mortgage-backed obligations.	1,399	—	—	1,399

Total held-to-maturity	8,357	61	—	8,418

Certificates of deposit	3,100	—	—	3,100

Total	$80,602	$965	$(5,137)	$76,430

Proceeds from sales of available-for-sale securities were $58,050,000, $178,165,000 and $71,361,000 for the years ended May 31, 2005, 2004 and 2003, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2005, 2004 and 2003. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2005, gross realized gains and (losses) on sales of available-for-sale securities were $918,000 and $(899,000), respectively. For the year ended May 31, 2004, gross realized gains and (losses) on sales of available-for-sale securities were $1,669,000 and $(1,455,000), respectively. For the year ended May 31, 2003, gross realized gains and (losses) on sales of available-for-sale securities were $2,414,000 and $(488,000), respectively. The Company’s investment securities at May 31, 2005 include $9,255,000 of debt securities, $1,600,000 of certificates of deposits and $107,000 of mortgage-backed obligations all maturing within one year, and $500,000 of certificates of deposit, $5,391,000 of debt securities and $34,103,000 of mortgage-backed securities all maturing past one year.
Investment income (included in other income, net) consists of the following:
(in thousands)

	2005	2004	2003
Interest income	$4,191	$8,271	$10,399
Dividend income	1,890	2,150	3,067
Net realized gains	1,785	3,576	1,926

Total	$7,866	$13,997	$15,392

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note E: Inventories.
Inventories at May 31, 2005 and 2004 consist of the following:
(in thousands)

	2005	2004
Raw materials	$50,676	$34,075
Work-in-progress	56,610	43,187
Finished goods	200,041	163,299
Consigned distributor	162,464	148,830

Total	$469,791	$389,391

Reserves for excess and slow-moving inventory at May 31, 2005 and 2004 were $93,046,000 and $81,655,000, respectively.
Note F: Goodwill and Other Intangible Assets.
The following table summarizes the changes in the carrying amount of goodwill for the year ended May 31, 2005:
(in thousands)

	United		Rest of
	States	Europe	World	Total

Balance at June 1, 2003	$76,403	$45,213	$5,090	$126,706
Goodwill acquired:
Merck’s KGaA’s 50% interest in Biomet Merck joint venture	—	125,497	—	125,497
Other	—	9,651	—	9,651
Currency translation	—	1,217	(1,003)	214

Balance at May 31, 2004	76,403	181,578	4,087	262,068

Goodwill acquired:
Interpore	169,596	—	—	169,596
Currency translation	—	3,443	514	3,957

Balance at May 31, 2005	$245,999	$185,021	$4,601	$435,621

The components of identifiable intangible assets are as follows as of May 31:
(in thousands)

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Developed technology and patents	$49,215	$10,943	$26,786	$7,110
Trademarks and trade names	3,599	453	1,329	149
Customer relationships	16,670	2,808	1,650	15
Covenants not to compete	4,055	923	3,100	78
Other	923	260	723	165

	74,462	15,387	33,588	7,517

Intangible assets not subject to amortization:
Trademarks and trade names	28,760	—	27,500	—

Total identifiable intangible assets	$103,222	$15,387	$61,088	$7,517

Total amortization expense for finite-lived intangible assets was $7,821,000, $5,757,000 and $3,485,000 in 2005, 2004 and 2003, respectively, and was recorded as part of selling, general and administrative expense. The weighted average amortization lives for the covenants not to compete, developed technology and patents, trademarks and trade names, and customer relationships are 5 years, 10 years, 10 years and 15 years, respectively. The weighted average amortization life of these intangible assets on a combined basis is 9 years. Estimated annual amortization expense for the years ended May 31, 2006 through 2010 is $6.1 million.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note G: Debt.
At May 31, 2005 and 2004, short-term borrowings consist of the following:
(in thousands)

	2005	2004
Bank line of credit	$180,000	$—
Bank line of credit — Biomet Europe	61,565	81,516
Bank line of credit — Biomet Japan	40,628	28,138

Total	$282,193	$109,654

In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million due in June 2007. Interest is payable monthly at the applicable LIBOR Rate plus .375%. The Company also pays a quarterly facility fee of .125%. The interest rate at May 31, 2005 was 3.44%. Biomet Europe has a EUR 100 million ($129 million at May 31, 2005) unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 2.654% and 2.66% at May 31, 2005 and 2004, respectively). Biomet Japan has a YEN 4.3 billion ($41 million at May 31, 2005) unsecured line of credit with major Japanese banks. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 1.01% and 1.02% at May 31, 2005 and 2004, respectively).
Note H: Team Member Benefit Plans.
The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company has historically contributed up to 3% of an eligible Team Member’s compensation. The amounts expensed under this plan for the years ended May 31, 2005, 2004 and 2003 were $5,849,000, $5,759,000 and $5,792,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan.
The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U. S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches up to 75% of the Team Member’s contribution up to a maximum of 5% of the Team Member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2005, 2004 and 2003 were $5,472,000, $4,586,000 and $4,916,000, respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note I: Stock Option Plans.
The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2005, the only plan with shares available for grant is the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan.
Under the stock option plans, options may be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Compensation and Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees, distributors and non-employee directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee’s separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2005, 2004 and 2003, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.
The following table summarizes stock option activity:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding, June 1, 2002	8,386,821	$15.07
Granted	1,826,475	27.73
Exercised	(2,026,034)	11.84
Terminated	(395,121)	16.25

Outstanding, May 31, 2003	7,792,141	20.93
Granted	1,892,270	34.45
Exercised	(1,982,116)	15.45
Terminated	(344,926)	20.75

Outstanding, May 31, 2004	7,357,369	25.89
Granted	2,407,505	42.44
Exercised	(1,326,339)	19.21
Terminated	(374,700)	24.99

Outstanding, May 31, 2005	8,063,835	$31.86

Options outstanding at May 31, 2005, are exercisable at prices ranging from $11.14 to $48.27 and have a weighted average remaining contractual life of 6.3 years. At May 31, 2005 there were 1,874,307 shares available for future option grants. The following table summarizes information about stock options outstanding at May 31, 2005.

		Outstanding
		Weighted	Weighted
	Number	Average	Average	Number	Weighted
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Average
Exercise Price	May 31, 2005	Contractual Life	Price	May 31, 2005	Exercise Price

$11.14 - 20.00	530,571	1.4 years	$13.22	482,792	$12.86
20.01 - 30.00	3,486,395	5.7 years	26.01	832,806	25.83
30.01 - 40.00	1,774,202	7.8 years	34.81	186,908	34.73
40.01 - 48.27	2,272,667	8.1 years	42.88	38,267	40.14

	8,063,835			1,540,773

At May 31, 2004 and 2003, there were exercisable options outstanding to purchase 1,781,383 and 2,172,070 shares, respectively, at weighted average exercise prices of $20.27 and $15.90, respectively. The weighted average fair value of options granted during the fiscal years ended May 31, 2005, 2004, and 2003 was $11.87, $11.03, and $8.56 respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note J: Shareholders’ Equity & Earnings Per Share.
The Company announced a cash dividend of twenty five cents ($0.25) per share, payable July 22, 2005 to shareholders of record at the close of business on July 15, 2005.
Shares used in computation of diluted earnings per share reflect the dilutive effect of stock options.
In December 1999, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the “Plan”) to replace a 1989 rights plan that expired on December 2, 1999. Under the Plan, rights have attached to the outstanding common shares at the rate of one right for each share held by shareholders of record at the close of business on December 28, 1999. The rights will become exercisable only if a person or group of affiliated persons (an “Acquiring Person”) acquires 15% or more of the Company’s common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $117.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in December 2009. The Plan is intended to protect the interests of the Company’s shareholders against certain coercive tactics sometimes employed in takeover attempts.
Note K: Income Taxes.
The components of income before income taxes are as follows:
(in thousands)

	2005	2004	2003
United States operations	$490,252	$468,701	$417,315
Foreign operations	59,448	40,095	34,428

Total	$549,700	$508,796	$451,743

The provision for income taxes is summarized as follows:
(in thousands)

Current:	2005	2004	2003
Federal	$161,971	$156,925	$128,319
State, including Puerto Rico	19,927	20,865	18,606
Foreign	12,936	11,994	11,400

	194,834	189,784	158,325
Deferred	3,250	(13,686)	(1,364)

Total	$198,084	$176,098	$156,961

Effective tax rate	36.0%	34.6%	34.7%

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2005	2004	2003
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal reduction	2.0	2.1	2.3
Foreign income taxes at rates different from the U.S. statutory rate	(1.3)	(.4)	(1)
Tax benefit relating to operations in Puerto Rico	(.2)	(.2)	(.3)
Tax credits	(.4)	(.7)	(.4)
Tax benefit relating to U.S. export sales	(.6)	(.5)	(.6)
In-process research and development	1.7	—	—
Other	(.2)	(.7)	(1.2)

Effective tax rate	36.0%	34.6%	34.7%

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note K: Income Taxes, Concluded.
The components of the net deferred tax asset and liability at May 31, 2005 and 2004 are as follows:
(in thousands)

Current deferred tax asset:	2005	2004
Accounts and notes receivable	$19,730	$31,033
Inventories	40,875	32,301
Accrued expenses	12,127	6,045

Current deferred tax asset	$72,732	$69,379

Long-term deferred tax asset (liability):
Depreciation	$(12,202)	$(10,657)
Financial accounting basis of net assets of acquired companies different than tax basis	(12,681)	(19,362)
Other	(6,372)	3,934

Long-term deferred tax liability	$(31,255)	$(26,085)

Note L: Segment Data.
The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of EBI’s softgoods and bracing products, Arthrotek’s arthroscopy products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and the Rest of World. Major markets included in the Rest of World geographic market are Australia, Japan and Canada. The Company evaluates performance of each geographic segment based on net sales growth exclusive of foreign currency impact and operating income exclusive of acquisition expenses and inventory step-up and in-process research and development write-offs. Identifiable assets are those assets used exclusively in the operations of each geographic segment. Revenues attributable to each geographic segment are based on the location of the customer.
Net sales growth by geographic segment and product category are as follows:
(in thousands)

	2005			2004
	Sales Growth		Sales Growth in	Sales Growth		Sales Growth in
	As Reported	FX Impact	Local Currencies	As Reported	FX Impact	Local Currencies

Net sales to customers:
United States	15%	—%	15%	12%	—%	12%
Europe	17	7	10	26	16	10
Rest of World	31	4	27	28	10	18
Total	16%	2%	14%	16%	4%	12%

Product category sales growth:
Reconstructive products	19%	3%	16%	21%	6%	15%
Fixation devices	(1)	1	(2)	5	1	4
Spinal products	34	1	33	11	1	10
Other products	7%	1%	6%	8%	2%	6%

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (continued)
Note L: Segment Data, Concluded.
Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:
(in thousands)

	2005	2004	2003
Reconstructive products	$1,254,234	$1,052,865	$867,602
Fixation devices	246,730	248,821	237,117
Spinal products	214,039	159,927	143,607
Other products	164,947	153,640	141,974

	$1,879,950	$1,615,253	$1,390,300

Net sales to customers:
United States	$1,238,727	$1,079,532	$966,638
Europe	487,991	418,328	332,053
Rest of World	153,232	117,393	91,609

	$1,879,950	$1,615,253	$1,390,300

Operating income:
United States	$507,690	$443,862	$394,641
Europe	76,566	49,228	41,924
Rest of World	12,898	4,241	1,540

Current period impact of inventory step-up	(24,250)	(2,450)	—
Write-off of in-process research and development	(26,020)	(1,250)	—

Operating income	$546,884	$493,631	$438,105

Long-lived assets:
United States	$475,087	$241,035	$238,249
Europe	353,979	334,177	141,950
Rest of World	23,732	19,814	13,742

	$852,798	$595,026	$393,941

Capital expenditures:
United States	$50,930	$26,833	$31,780
Europe	38,008	26,068	21,868
Rest of World	8,434	8,441	6,122

	$97,372	$61,342	$59,770

Depreciation and amortization:
United States	$29,273	$22,309	$20,535
Europe	34,695	30,746	22,352
Rest of World	5,634	5,163	2,772

	$69,602	$58,218	$45,659

Biomet, Inc. & Subsidiaries Notes To Consolidated
Financial Statements (concluded).
Note M: Commitments & Contingencies.
Medical Insurance Plan — The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $150,000 per insured annually, as well as an additional annual aggregate of $60,000. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.
Liability Insurance — Since 1989, the Company has self-insured against product liability claims. At May 31, 2005, the Company’s self-insurance limits were $5,000,000 per occurrence and $10,000,000 aggregate per year. Liabilities in excess of these amounts are the responsibility of the Company’s insurance carrier. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company’s consolidated financial position.
Litigation — In January 1996, a jury returned a verdict in a patent infringement matter against the Company and in favor of Raymond G. Tronzo (“Tronzo”), which in August 1998 was subsequently reversed and vacated by the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). The Federal Circuit then remanded the case to the District Court for the Southern District of Florida (the “District Court”) for further consideration on state law claims only. On August 27, 1999, the District Court entered a final judgment of $53,520 against the Company. Tronzo then appealed the District Court’s final judgment with the Federal Circuit and in January 2001 the Federal Circuit reinstated a $20 million punitive damage award against the Company while affirming the compensatory damage award of $520. The Federal Circuit’s decision was based principally on procedural grounds, and in March 2001 it denied the Company’s combined petition for panel rehearing petition and petition for rehearing en banc. On November 13, 2001, the United States Supreme Court denied the Company’s petition to review the $20 million punitive damage award against the Company given to Tronzo. The Company had previously recorded a charge during the third quarter of fiscal 2001 of $26.1 million, which represented the total damage award plus the maximum amount of interest that, as calculated by the Company, could have been due under the award and related expenses. The Company paid $20,236,000 out of escrow. On February 12, 2003, the Federal Circuit ruled that the Company did not owe post-judgment interest in connection with the damage award paid in this case. As a result of this favorable ruling, the Company recorded a pre-tax gain of approximately $5.8 million in the third quarter of fiscal 2003, and management considers this matter fully concluded.
On March 30, 2005 the Company announced that it had received a subpoena from the U. S. Department of Justice through the U. S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.
There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole.

Biomet, Inc. and Subsidiaries Schedule II — Valuation and Qualifying Accounts.
for the years ended May 31, 2005, 2004 and 2003
(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions
		(1)	(2)
			Charged to
	Balance at	Charged to	other				Balance
	beginning of	costs and	accounts —		Deductions —		at end of
Description	period	expenses	describe		describe		period
Allowance for doubtful receivables:

For the year ended May 31, 2005	$43,384	$29,116	$288	(B)	$14,280	(A)	$59,513
			$1,005	(C)

For the year ended May 31, 2004	$18,742	$41,341	$1,195	(B)	$14,562	(A)	$43,384
			223	(C)
			(3,555	) (D)

For the year ended May 31, 2003	$13,175	$17,981	$1,256	(B)	$14,215	(A)	$18,742
			545	(C)

Excess and obsolete inventory reserves:

For the year ended May 31, 2005	$81,655	$34,792	$2,984	(C)	$26,385		$93,046

For the year ended May 31, 2004	$80,467	$37,338	$2,259	(C)	$22,239	(E)	$81,655
			(16,170	) (D)

For the year ended May 31, 2003	$73,586	$24,446	$5,630	(C)	$23,195	(E)	$80,467

Notes:
(A) Uncollectible accounts written off
(B) Collection of previously written off accounts
(C) Effect of foreign currency translation
(D) Acquisitions
(E) Inventory written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely notifying them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.
(b) Changes in Internal Control. During the fourth quarter of fiscal year 2005, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2005 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2005. Management’s report and the independent registered public accounting firm’s attestation report are included on pages 30 and 31, respectively, of this report and are incorporated herein by reference.
Item 9B. Other Information
There was no information to be disclosed in a current Report on Form 8-K during the fourth quarter of fiscal year 2005 that was not previously reported.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information regarding the background of directors, matters related to the Audit Committee and Section 16(a) compliance appears under the captions “Item I — Election of Directors” and “Section 16(e) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2005 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by reference in response to this item.
Information regarding executive officers of the Company is included in Part I of this Report under the caption “Executive Officers of the Registrant.”
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors since August 12, 2005, the date of the Company’s last Proxy Statement.
The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of its employees, officers, and directors, including its Chief Executive Officer, Chief Financial Officer, and Controller, as well as certain other personnel associated with the Company. A copy of the Code is posted on the Company’s website at www.biomet.com in the Corporate Governance section. A free copy of the Code may also be requested by contacting Biomet’s Investor Relations Department at P.O. Box 587, Warsaw, IN 46581-0587 or at (574) 372-1514.
The Company has also adopted written charters for its Audit Committee and Nominating and Corporate Governance Committee, each of which is posted on the Company’s website www.biomet.com in the Corporate Governance section. A free copy of the charters may also be requested by contacting Biomet’s Investor Relations Department at P.O. Box 587, Warsaw, IN 46581-0587 or at (574) 372-1514.
Item 11. Executive Compensation.
The information included under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item. The “Report of the Compensation and Stock Option Committee” is not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under the Company’s stock-based incentive plans as of May 31, 2005 (in thousands, except exercise price per share):

Number of Securities
Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	Be Issued upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights	reflected in first column)
Equity compensation plans approved by security holders	8,063,835	$31.86	1,874,307

Equity compensation plans not approved by security holders	—	—	—

Total	8,063,835	$31.86	1,874,307
Further information about the Company’s stock-based incentive plans can be found in Note I to the financial statements contained in Item 8 of this report. The Company does not have any plans not approved by its shareholders.

Item 13. Certain Relationships and Related Transactions.
The information contained under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.
Item 14. Principal Accounting Fees and Services.
Information relating to the Company’s auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Auditors” in the Proxy Statement which is incorporated herein by reference. The “Audit Committee Report” is not incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following financial statements and financial statement schedule are included in Item 8 herein.
(1)	Financial Statements:
Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2005 and 2004

Consolidated Statements of Income for the years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended May 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
(3)	Exhibits:
          Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2005.
BIOMET, INC.

By:	/s/ DANE A. MILLER
Dane A. Miller, Ph.D. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2005.

By:	/s/ NILES L. NOBLITT
Niles L. Noblitt, Director

By:	/s/ DANE A. MILLER
Dane A. Miller, Director (Principal Executive Officer)

By:	/s/ JERRY L. FERGUSON
Jerry L. Ferguson, Director

By:	/s/ DANIEL P. HANN
Daniel P. Hann, Director

By:	/s/ C. SCOTT HARRISON
C. Scott Harrison, Director

By:	/s/ M. RAY HARROFF
M. Ray Harroff, Director

By:	/s/ THOMAS F. KEARNS, JR.
Thomas F. Kearns, Jr., Director

By:	/s/ SANDRA A. LAMB
Sandra A. Lamb, Director

By:	/s/ JERRY L. MILLER
Jerry L. Miller, Director

By:	/s/ KENNETH V. MILLER
Kenneth V. Miller, Director

By:	/s/ CHARLES E. NIEMIER
Charles E. Niemier, Director

By:	/s/ MARILYN TUCKER QUAYLE
Marilyn Tucker Quayle, Director

By:	/s/ L. GENE TANNER
L. Gene Tanner, Director

By:	/s/ GREGORY D. HARTMAN
Gregory D. Hartman, Senior Vice President - Finance (Principal Financial Officer)

By:	/s/ JAMES W. HALLER
James W. Haller, Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number Assigned in Regulation S-K, Item 601	Title of Exhibits

(2)	No exhibit

(3) 3.1	Amended Articles of Incorporation filed July 23, 1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

3.2	Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983. (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

3.3	Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by reference to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No. 0-12515).

3.4	Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989. (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31, 1990, File No. 0-12515).

3.5	Amended and Restated Bylaws as Amended December 13, 1997. (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

(4) 4.1	Specimen certificate for Common Shares. (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

4.2	Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K Report dated December 16, 1999, File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Biomet, Inc. Form 10-Q Quarterly Report dated January 13, 2003, File No. 0-12515).

(9)	No exhibit.

(10) 10.1	Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No.0-12515).

10.2	Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

10.3	401(k) Profit Sharing Plan filed January 19, 1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

10.4	Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan adopted August 3, 1998. (Incorporated by reference to Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

10.5	Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

10.6	Purchase and Substitution Agreement dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K current Report dated March 19, 2004, File No. 0-12515).

10.7	Agreement and Plan of Merger dated March 7, 2004 among Biomet, Inc., Laker Acquisition Corp. I and Interpore International, Inc. (Incorporated by reference to Exhibit 1 to Biomet, Inc. Form SC 13D General Statement of Acquisition of Beneficial Ownership dated March 17, 2004, File No. 0-12515)

10.8	Credit Agreement dated as of June 18, 2004, by and among Biomet, Inc., Bank of America, N.A. and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated June 18, 2004, File No. 0-12515).

(11)	No exhibit.

(12)	No exhibit.

(13)	No exhibit.

(14)	No exhibit.

(16)	No exhibit.

(18)	No exhibit.

(21) 21.1	Subsidiaries of the Registrant.*

(22)	No exhibit.

(23) 23.1	Consent of Independent Registered Public Accounting Firm.*

(24)	No exhibit.

(31) 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32) 32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith