Form 10-Q
period 2005-08-31
BIOMET INC
filed 2005-10-11
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as
described in Rule 12b-2 of the Exchange Act).  Yes  X    No

Indicate by check mark whether the registrant is a shell company (as described
in Rule 12b-2 of the Exchange Act).  Yes  X    No

As of August 31, 2005, the registrant had 249,077,173 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                         Pages

    Part I.  Financial Information

      Item 1.  Financial Statements:

                 Consolidated Balance Sheets                               1-2

                 Consolidated Statements of Income                           3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                5-7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risks                                                 10

      Item 4.  Controls and Procedures                                      10

    Part II.   Other Information                                         11-12

    Signatures                                                              12

    Index to Exhibits                                                       13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2005 and May 31, 2005
(in thousands)

ASSETS
                                                August 31,         May 31,
                                                    2005            2005
                                                ----------         -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  124,393       $  104,706
  Investments                                        7,978           10,962
  Accounts and notes receivable, net               455,821          479,745
  Inventories                                      471,659          469,791
  Deferred income taxes                             73,607           72,732
  Prepaid expenses and other                        37,017           35,980
                                                 ---------        ---------
      Total current assets                       1,170,475        1,173,916
                                                 ---------        ---------
Property, plant and equipment, at cost             583,039          574,398
    Less, Accumulated depreciation                 256,219          251,511
                                                 ---------        ---------
      Property, plant and equipment, net           326,820          322,887
                                                 ---------        ---------
Investments                                         61,252           61,406
Goodwill                                           432,255          435,621
Intangible assets, net                              85,772           87,835
Other assets                                        15,830           14,912
                                                 ---------        ---------
Total assets                                    $2,092,404       $2,096,577
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2005 and May 31, 2005
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 August 31,         May 31,
                                                     2005            2005
                                                 ----------         -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  286,036       $  282,193
  Accounts payable                                   55,067           57,021
  Accrued income taxes                               36,390            9,725
  Accrued wages and commissions                      53,450           62,171
  Other accrued expenses                             87,432           90,281
                                                  ---------        ---------
     Total current liabilities                      518,375          501,391

Long-term liabilities:
  Deferred income taxes                              29,819           31,255
                                                  ---------        ---------
     Total liabilities                              548,194          532,646
                                                  ---------        ---------

Contingencies

Shareholders' equity:
  Common shares                                     190,235          188,162
  Additional paid-in capital                         67,760           67,613
  Retained earnings                               1,288,268        1,284,905
  Accumulated other comprehensive income             (2,053)          23,251
                                                  ---------        ---------
     Total shareholders' equity                   1,544,210        1,563,931
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,092,404       $2,096,577
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2005 and 2004
(Unaudited, in thousands, except per share data)

                                                          2005          2004
                                                          ----          ----

Net sales                                               $484,903      $438,160

Cost of sales                                            134,495       125,972
                                                         -------       -------
  Gross profit                                           350,408       312,188

Selling, general and administrative expenses             178,182       160,460
Research and development expense                          20,816        18,476
In-process research and development                           --        26,020
                                                         -------       -------
  Operating income                                       151,410       107,232

Other income (expense), net                                  558          (728)
                                                         -------       -------
  Income before income taxes                             151,968       106,504

Provision for income taxes                                51,669        46,071
                                                         -------       -------
  Net income                                            $100,299      $ 60,433
                                                         =======       =======
Earnings per share:
  Basic                                                     $.40          $.24
                                                            ====          ====
  Diluted                                                   $.40          $.24
                                                            ====          ====

Shares used in the computation of earnings per share:
  Basic                                                  249,582       253,856
                                                         =======       =======
  Diluted                                                250,656       255,950
                                                         =======       =======
Cash dividends per common share                             $.25          $.20
                                                            ====          ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2005 and 2004
(Unaudited, in thousands)

                                                           2005          2004
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $100,299      $ 60,433
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        15,277        14,044
      Amortization                                         2,236         1,521
      Write off of in-process research and development        --        26,020
      Gain (loss) on sale of investments, net                (47)          282
      Deferred income taxes                               (1,425)       (2,671)
      Changes in current assets and liabilities,
        excluding effects of acquisitions:
          Accounts and notes receivable, net              15,276        30,871
          Inventories                                    (15,201)       (7,755)
          Prepaid expenses                                (4,547)       (5,341)
          Accounts payable                                 3,034        (3,777)
          Accrued income taxes                            23,633        19,452
          Other current liabilities                       (6,705)      (14,179)
                                                         -------       -------
        Net cash from operating activities               131,830       118,900
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       11,854         8,602
  Purchases of investments                                (8,454)       (8,616)
  Capital expenditures                                   (25,984)      (18,616)
  Acquisitions, net of cash acquired                          --      (266,229)
  Other                                                      247        (2,357)
                                                         -------       -------
        Net cash used in investing activities            (22,337)     (287,216)
                                                         -------       -------
Cash flows from (used in) financing activities:
  Increase in short-term borrowings, net                   6,823       201,770
  Issuance of common shares                                2,798         6,312
  Cash dividends                                         (62,473)      (50,872)
  Purchase of common shares                              (35,447)      (64,985)
                                                         -------        ------
        Net cash from (used in) financing activities     (88,299)       92,225
                                                         -------        ------
Effect of exchange rate changes on cash                   (1,507)       (1,437)
                                                         -------        ------
Decrease in cash and cash equivalents                     19,687       (77,528)
Cash and cash equivalents, beginning of year             104,706       159,243
                                                         -------       -------
Cash and cash equivalents, end of period                $124,393      $ 81,715
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

The accompanying consolidated balance sheet at May 31, 2005, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31, 2005 and 2004:


                                                       2005            2004
                                                       ----            ----
                                                          (in thousands)

     Reconstructive Products                         $323,815        $282,482
     Fixation Devices                                  64,179          62,713
     Spinal Products                                   55,326          52,909
     Other Products                                    41,583          40,056
                                                      -------         -------
     Total                                           $484,903        $438,160
                                                      =======         =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the three months ended August 31, 2005 and 2004 would have been as follows:

                                                        2005            2004
                                                        ----            ----
Net income as reported (in thousands)                $100,299        $ 60,433
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                                2,149           1,533
                                                      -------         -------
Pro forma net income (in thousands)                  $ 98,150        $ 58,900
                                                      =======         =======
Earning per share:
  Basic, as reported                                    $0.40           $0.24
                                                         ====            ====
  Basic, pro forma                                      $0.39           $0.23
                                                         ====            ====
  Diluted, as reported                                  $0.40           $0.24
                                                         ====            ====
  Diluted, pro forma                                    $0.39           $0.23
                                                         ====            ====
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision to SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values over the required award service period. Although it is difficult to predict the exact impact the adoption of SFAS 123(R) will have on the Company's consolidated earnings due to the number of variables involved, we believe the above pro forma disclosures provide an appropriate indicator of the level of expense that may be recognized upon adoption of the statement. The SEC has amended the compliance dates of SFAS 123(R) requiring adoption in the first fiscal year beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) on June 1, 2006.

NOTE 2:     COMPREHENSIVE INCOME.

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended August 31, 2005 and 2004 was $(25,304,000) and $1,462,000,
respectively. Total comprehensive income combines reported net income and other comprehensive income (loss). Total comprehensive income for the three months ended August 31, 2005 and 2004 was $74,995,000 and $61,895,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2005 and May 31, 2005 are as  follows:

                                                August 31,       May 31,
                                                   2005           2005
                                               ------------      -------
                                                     (in thousands)

        Raw materials                            $ 50,329       $ 50,676
        Work-in-process                            55,842         56,610
        Finished goods                            206,512        200,041
        Consigned distributor                     158,976        162,464
                                                  -------        -------
                                                 $471,659       $469,791
                                                  =======        =======

NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2005, the Company issued 155,864 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $2,798,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 957,400 shares for $35,447,000 during the three months ended August 31, 2005.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF August 31, 2005

The Company's cash and investments increased $16,549,000 to $193,623,000 at
August 31, 2005.   This increase resulted from positive cash flow from
operations offset by the $62,473,000 dividend paid during this quarter and the $35,447,000 used to purchase shares during this quarter pursuant to the Company's share repurchase programs.

Cash flows provided by operating activities were $131,830,000 for the first three months of fiscal 2006 compared to $118,900,000 in 2005. The primary sources of fiscal year 2006 cash flows from operating activities were net income, depreciation, a decrease in accounts receivable and an increase in accrued income taxes. The primary use was an increase in inventories. Accounts receivable normally decreases in Europe during the summer months as sales decrease slightly due to the vacation period, but cash receipts continue. Accrued income taxes increased during the quarter due to the first quarter tax estimates being due after the quarter end. Inventories increased primarily as a result of new product introductions (specifically in Europe for the Oxford and Vanguard Knee Systems and the Company's new bone cement products). Accounts and notes receivable and inventory balances decreased during the three month period by $8.6 million and $13.3 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $22,337,000 for the first three months of fiscal 2006 compared to $287,216,000 in 2005. The primary use of cash flows from investing activities in fiscal 2006 was capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched. In addition, 3i is currently expanding its manufacturing facilities in Florida.

Cash flows used in financing activities were $88,299,000 for the first three months of fiscal 2006 compared to source of $92,225,000 in 2005. The primary uses were the cash dividend paid and the share repurchase programs. In July 2005, the Company's Board of Directors declared a cash dividend of twenty five cents ($0.25) per share payable to shareholders of record at the close of business on July 15, 2005. Over the last eleven quarters, the Company has used $877,000,000 to purchase its common stock.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004

Net sales increased 11% to $484,903,000 for the first quarter ended August 31, 2005, from $438,160,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the first quarter was 10%.
The Company's U.S.-based revenue increased 7% to $317,326,000 during the first quarter of fiscal 2006, while foreign sales increased 18% to $167,577,000. Excluding the positive foreign exchange adjustment, foreign revenue increased 16%. The Company's worldwide sales of reconstructive products during the first quarter of fiscal 2006 were $323,815,000, representing a 15% increase compared to the first quarter of last year. This increase came through balanced growth in all of the reconstructive product categories. Sales of fixation products were $64,179,000 for the first quarter of fiscal 2006, representing a 2% increase as compared to the same period in fiscal 2005. Sales of spinal products were $55,326,000 for the first quarter of fiscal 2006, representing a 5% increase as compared to the same period in fiscal 2005. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force.
During the fourth quarter of last year and the first quarter of this year, EBI has introduced several new products in both the internal fixation and spinal implant markets that we believe will have a positive impact on sales in the future. In addition, during the first quarter, the Company announced the appointment of Bart Doedens, M.D. as the new president of EBI's operations following the resignation of James R. Pastena. EBI's fixation, spinal stimulation and softgoods and bracing products have continued to underperform management's expectations and it is hoped that Dr. Doedens will provide the leadership necessary to improve EBI's performance in these markets. The Company's sales of other products totaled $41,583,000, representing a 4% increase over the first quarter of fiscal year 2005.

Cost of sales decreased as a percentage of net sales to 27.7%, for the first quarter of fiscal 2006 from 28.7% during the same period last year. After adjusting for last year's impact of inventory step-up relating to acquisitions, cost of sales as a percentage of net sales increased from 27.2%. This increase was primarily a result of higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.7% compared to 36.6% for the first quarter last year. Research and development expenditures increased 13% during the first quarter to $20,816,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 41% from $107,232,000 for the first quarter of fiscal 2005, to $151,410,000 for the first quarter of fiscal 2006. After adjusting operating income for prior year's acquisition related expenses of $33,022,000, operating income increased 8%. Other income increased from $(728,000) last year to $558,000 this year. Other income has been positively impacted by an increase in cash available for investments and an increase in interest rates. The effective income tax rate decreased to 34.0% for the first quarter of fiscal year 2006 from 43.3% last year primarily as a result of the write-off of in-process research and development last year not being tax affected.

These factors resulted in a 66% increase in net income to $100,299,000 for the first quarter of fiscal 2006 as compared to $60,433,000 for the same period in fiscal 2005, while basic and diluted earnings per share increased 67%, from $0.24 to $0.40 for the periods presented. Before acquisition related expenses last year, net income increased by 10%, while basic and diluted earnings per share increased 11% for the periods presented.

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

(b) Changes in Internal Control. During the first quarter of fiscal 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

As of August 31, 2005, the Company had two publicly-announced share repurchase programs outstanding. The first, announced March 22, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring March 21, 2006. The second, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring June 29, 2006. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number      Maximum Number of
                                            of Shares     Shares (or Approximate
              Total Number    Average     Purchased as    Dollar Value) that May
               of shares     Price Paid  Part of Publicly    Yet be Purchased
Period         Purchased     Per Share   Announced Plans     Under the Plans
------        ------------   ----------  ---------------- ----------------------
June 1-30          None       $   --              None               $78,031,085
July 1-31       727,400        36.92           727,400      2,310,000 shares and
                                                                     $58,049,629
August 1-31     230,000        37.36           230,000      2,080,000 shares and
                                                                     $58,049,629
              ---------        -----         ---------      --------------------
Total           957,400        37.02           957,400      2,080,000 shares and
                                                                     $58,049,629


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 23, 2005. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2008.

Name                              Votes For                  Votes Withheld
----                              ---------                  --------------
C. Scott Harrison, M.D.           211,225,212                9,334,357
Sandra A. Lamb                    216,518,600                4,040,969
Niles L. Noblitt                  212,811,357                7,748,212
Kenneth V. Miller                 214,054,484                6,505,085
Marilyn Tucker Quayle             213,972,260                6,587,309

The following directors will continue in office until their term expires at the 2006 Annual Meeting of shareholders: Dane A. Miller, Ph. D.; Jerry L. Ferguson; Thomas F. Kearns, Jr.; and Daniel P. Hann.

The following directors will continue in office until their term expires at the 2007 Annual meeting of shareholders: M. Ray Harroff; Jerry L. Miller; Charles E. Niemier; and L. Gene Tanner.

2. The amendment to the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan to increase by 5,000,000 Common Shares the number of Common Shares available for grant under the Plan was ratified by the shareholders as follows:
Votes For - 163,221,320; Votes Against - 778,825; and Abstentions and Broker Non-Votes - 1,337,968.

3. The appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending May 31, 2006 was ratified by the shareholders, as follows: Votes For - 218,442,776; Votes Against - 778,825; and Abstentions and Broker Non-Votes - 1,337,968.

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


DATE:   10/10/2005                   BY:   /s/  Gregory D. Hartman
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

       Exhibits.       Descriptions.

       31.1 Certification of Chief Exectuive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.