Form 10-Q
period 2005-11-30
BIOMET INC
filed 2006-01-09
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as described
in Rule 12b-2 of the Exchange Act).  Yes    No  X

As of November 30, 2005, the registrant had 247,525,550 common shares outstanding.


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

    Part II.   Other Information

	Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  12

	Item 6.  Exhibits                                                     12

    Signatures                                                              13

    Index to Exhibits                                                       14



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2005 and May 31, 2005
(in thousands)

ASSETS
                                                November 30,       May 31,
                                                    2005            2005
                                                -----------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $   98,382       $  104,706
  Investments                                        8,075           10,962
  Accounts and notes receivable, net               479,902          479,745
  Inventories                                      495,624          469,791
  Deferred income taxes                             74,332           72,732
  Prepaid expenses and other                        42,496           35,980
                                                 ---------        ---------
      Total current assets                       1,198,811        1,173,916
                                                 ---------        ---------
Property, plant and equipment, at cost             595,981          574,398
    Less, Accumulated depreciation                 263,683          251,511
                                                 ---------        ---------
      Property, plant and equipment, net           332,298          322,887
                                                 ---------        ---------
Investments                                         61,070           61,406
Goodwill, net                                      431,473          435,621
Intangible assets, net                              83,511           87,835
Other assets                                        14,777           14,912
                                                 ---------        ---------
Total assets                                    $2,121,940       $2,096,577
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at November 30, 2005 and May 31, 2005
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,       May 31,
                                                     2005            2005
                                                 -----------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  289,768       $  282,193
  Accounts payable                                   58,127           57,021
  Accrued income taxes                                5,309            9,725
  Accrued wages and commissions                      60,226           62,171
  Other accrued expenses                             94,469           90,281
                                                  ---------        ---------
     Total current liabilities                      507,899          501,391

Long-term liabilities:
  Deferred income taxes                              29,329           31,255
                                                  ---------        ---------
     Total liabilities                              537,228          532,646
                                                  ---------        ---------

Contingencies

Shareholders' equity:
  Common shares                                     193,780          188,162
  Additional paid-in capital                         67,673           67,613
  Retained earnings                               1,328,932        1,284,905
  Accumulated other comprehensive income (loss)      (5,673)          23,251
                                                  ---------        ---------
     Total shareholders' equity                   1,584,712        1,563,931
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,121,940       $2,096,577
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the six and three month periods ended November 30, 2005 and 2004 (Unaudited, in thousands, except per share data)

                                       Six Months Ended     Three Months Ended
                                       ----------------     ------------------
                                        2005      2004         2005      2004
                                        ----      ----         ----      ----

Net sales                            $ 979,593   $ 894,834  $ 494,690 $ 456,674

Cost of sales                          274,106     257,087    139,611   131,115
                                      --------    --------   --------  --------
  Gross profit                         705,487     637,747    355,079   325,559

Selling, general and
  administrative expenses              359,635     326,765    181,453   166,305
Research and development expense        42,119      38,082     21,303    19,606
In-process research and development         --      26,020         --        --
                                      --------    --------   --------  --------
  Operating income                     303,733     246,880    152,323   139,648

Other income, net                          313        (484)      (245)      244
                                      --------    --------   --------  --------
  Income before income taxes           304,046     246,396    152,078   139,892

Provision for income taxes             102,469      94,764     50,800    48,693
                                      --------    --------   --------  --------
  Net income                         $ 201,577   $ 151,632  $ 101,278 $  91,199
                                      ========    ========   ========  ========
Earnings per share:
  Basic                                   $.81        $.60       $.41      $.36
                                          ====        ====       ====      ====
  Diluted                                 $.81        $.59       $.41      $.36
                                          ====        ====       ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                248,963     253,403    248,337   252,944
                                       =======     =======    =======   =======
  Diluted                              249,952     255,586    249,276   255,255
                                       =======     =======    =======   =======
Cash dividends per common share           $.25        $.20       $ --      $ --
                                          ====        ====       ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2005 and 2004
(Unaudited, in thousands)

                                                           2005          2004
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $201,577      $151,632
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        33,599        28,969
      Amortization                                         4,433         3,290
      Write off of in-process research and development        --        26,020
      (Loss) Gain on sale of investments, net               (132)          223
      Deferred income taxes                               (3,060)       (6,684)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net               (13,830)        7,724
        Inventories                                      (41,638)      (19,005)
        Accounts payable                                   4,301        (3,868)
        Accrued income taxes                              (5,555)       (7,985)
        Other                                               (793)       (1,133)
                                                         -------       -------
        Net cash from operating activities               178,902       179,183
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       28,527        24,692
  Purchases of investments                               (25,185)      (22,284)
  Capital expenditures                                   (50,653)      (43,511)
  Acquisitions, net of cash acquired                          --      (266,229)
  Other                                                      556        (3,131)
                                                         -------        ------
        Net cash used in investing activities            (46,755)     (310,463)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase  in short-term borrowings, net                 11,118       209,385
  Issuance of common shares                                7,718        12,766
  Cash dividends                                         (62,473)      (50,872)
  Purchase of common shares                              (97,929)     (103,990)
                                                         -------        ------
        Net cash from (used in) financing activities    (141,566)       67,289
                                                         -------        ------
Effect of exchange rate changes on cash                    3,095         4,266
                                                         -------        ------
Decrease in cash and cash equivalents                     (6,324)      (59,725)
Cash and cash equivalents, beginning of year             104,706       159,243
                                                         -------       -------
Cash and cash equivalents, end of period                $ 98,382      $ 99,518
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

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

Net sales of musculoskeletal products by product category are as follows for the six and three month periods ended November 30, 2005 and 2004:

                                    Six Months Ended     Three Months Ended
                                    -----------------     ------------------
                                     2005       2004       2005        2004
                                     ----       ----       ----        ----
                                                (in thousands)

     Reconstructive Products      $660,154    $583,867   $336,339    $301,385
     Fixation Devices              124,854     123,041     60,675      60,328
     Spinal Products               110,353     106,141     55,027      53,232
     Other Products                 84,232      81,785     42,649      41,729
                                   -------     -------    -------     -------
      Total                       $979,593    $894,834   $494,690    $456,674
                                   =======     =======    =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the six and three month periods ended November 30, 2005 and 2004 would have been as follows:

                                        Six Months Ended     Three Months Ended
                                        -----------------    ------------------
                                          2005      2004      2005        2004
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $201,577  $151,632  $101,278  $ 91,199
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   4,450     3,034     2,301     1,501
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $197,127  $148,598  $ 98,977  $ 89,698
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $0.81     $0.60     $0.41     $0.36
                                            ====      ====      ====      ====
  Basic, pro forma                         $0.79     $0.59     $0.40     $0.35
                                            ====      ====      ====      ====
  Diluted, as reported                     $0.81     $0.59     $0.41     $0.36
                                            ====      ====      ====      ====
  Diluted, pro forma                       $0.79     $0.58     $0.40     $0.35
                                            ====      ====      ====      ====
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision to SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values over the required award service period. Although it is difficult to predict the exact impact the adoption of SFAS 123(R) will have on the Company's consolidated earnings due to the number of variables involved, we believe the above pro forma disclosures provide an appropriate indicator of the level of expense that may be recognized upon adoption of the statement. The SEC has amended the compliance dates of SFAS 123(R) requiring adoption in the first fiscal year beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) on June 1, 2006.

NOTE 2:    COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended November 30, 2005 and 2004 was $(3,620,000) and $17,069,000, respectively. Other comprehensive income for the six months ended November 30, 2005 and 2004 was $(28,924,000 and $18,531,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended November 30, 2005 and 2004 was $97,658,000 and $108,268,000,
respectively. Total comprehensive income for the six months ended November 30, 2005 and 2004 was $172,653,000 and $170,163,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at November 30, 2005 and May 31, 2005 are as  follows:

                                November 30,      May 31,
                                   2005            2005
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 56,005       $ 50,676
        Work-in-process            57,411         56,610
        Finished goods            216,708        200,041
        Consigned distributor     165,500        162,464
                                  -------        -------
                                 $495,624       $469,791
                                  =======        =======


NOTE 4:     COMMON SHARES.

During the six months ended November 30, 2005, the Company issued 421,441 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $7,718,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 2,774,600 shares for $97,929,000 during the six months ended November 30, 2005.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF November 30, 2005

The Company's cash and investments decreased $9,547,000 to $167,527,000 at November 30, 2005. This decrease resulted from the $62,473,000 dividend payment made during the first quarter and the $97,929,000 used to purchase shares during the first six months pursuant to the Company's share repurchase programs, offset by positive cash flow from operations. On December 21, 2005, the Company announced an expansion to its discretionary share repurchase program to add an additional $100 million.

Cash flows provided by operating activities were $178,902,000 for the first six months of fiscal 2006 compared to $179,183,000 in 2005. The primary sources of fiscal year 2006 cash flows from operating activities were net income and depreciation. The primary uses were increase in accounts receivable and inventory. The Company's major cash collection day is Monday, and as the Company's quarter end moves further away from a Monday, accounts receivable ending balances increase. Inventories increased from new product introductions, specifically new knee systems introduced in the US and Europe. In addition, the Company is building inventory for the launch of its new bone cements, while maintaining adequate supplies of its previous products. Accounts and notes receivable and inventory balances were decreased during the six month period by $13.7 million and $15.8 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $46,755,000 for the first six months of fiscal 2006 compared to $310,463,000 in 2005. The primary use of cash flows from investing activities in fiscal 2006 has been for capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.
In addition, 3i is currently expanding its manufacturing facilities in Florida.

Cash flows used in financing activities were $141,566,000 for the first six months of fiscal 2006 compared to a source of $67,289,000 in 2005. The primary uses of cash flows in financing activities were the cash dividend paid and the share repurchase programs. In July 2005, the Company's Board of Directors declared a cash dividend of twenty five cents ($0.25) per share payable to shareholders of record at the close of business on July 16, 2005. Over the last twelve quarters, the Company has used $939,500,000 to purchase its common stock.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005
AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2004

Net sales increased 9% to $979,593,000 for the six months ended November 30, 2005, from $894,834,000 for the same period last year. This sales growth includes a minimal impact from foreign currency. The Company's sales were impacted by the hurricane activity in the gulf coast and Florida, resulting in an estimated revenue loss of approximately $4.5 million. The Company's U.S.-based revenue increased 6% to $642,927,000 during the first six months of fiscal 2006, while foreign sales increased 16% (15% currency adjusted) to $336,666,000. The Company's worldwide sales of reconstructive products during the first six months of fiscal 2006 were $660,154,000, representing a 13% increase compared to the first six months of last year. Sales of fixation products were $124,854,000 for the first six months of fiscal 2006, representing a 1% increase as compared to the same period in 2005. Sales of spinal products were $110,353,000 for the first six months of fiscal 2006, representing a 4% increase as compared to the same period in 2005. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force.
During the fourth quarter of last year and the first quarter of this year, EBI has introduced several new products in both the internal fixation and spinal implant markets that we believe will have a positive impact on sales in the future. In addition, during the first quarter, the Company announced the appointment of Bart Doedens, M.D., as the new president of EBI's operations following the resignation of James R. Pastena. EBI's fixation, spinal stimulation and softgoods and bracing products have continued to underperform management's expectations and it is hoped that Dr. Doedens will provide the leadership necessary to improve EBI's performance in these markets. The Company's sales of other products totaled $84,232,000, representing a 3% increase over the first six months of fiscal year 2005.

Cost of sales decreased as a percentage of net sales to 28.0% for the first six months of fiscal 2006 from 28.7% for the same period last year. The components of this change are a decrease of 1.6% relating to the impact of inventory step-up from acquisitions on last year's cost of goods sold, offset by an increase of 0.5% due to an unanticipated, retroactive price increase from the supplier of Biomet's antibiotic delivery system in Europe and 0.4% from higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.7% compared to 36.5% for the first six months last year. This increase is mainly attributable to the national branding campaign commenced during the first quarter. Research and development expenditures increased 10.6% during the first six months to $42,119,000 reflecting the Company's continued emphasis on new product introductions. In-process research and development expense relates to the acquired in-process research and development related to the Interpore acquisition completed last year, which was written off at the acquisition date. Operating income increased 23% from $246,880,000 for the first six months of fiscal 2005, to $303,733,000 for the first six months of fiscal 2006. After adjusting operating income for acquisition related expenses in fiscal 2005, operating income increased 6%. Other income increased from $(484,000) last year to $313,000 this year. Other income has been positively impacted by higher daily balances of investments during the first quarter and an increase in interest rates. The effective income tax rate decreased to 33.7% for the first six months of fiscal year 2006 from 38.5% last year primarily as a result of the write-off of in-process research and development last year not being tax affected.

These factors resulted in a 33% increase in net income from $151,632,000 to $201,577,000, a 35% increase in basic earnings per share from $0.60 to $0.81 and a 37% increase in diluted earnings per share from $0.59 to $0.81 for the periods presented. Before acquisition related expenses last year, net income increased by 8%, basic earnings per share increased 9% and diluted earnings per share increased 11% for the periods presented.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2004

Net sales increased 8% to $494,690,000 for the second quarter ended November 30,
 2005, from $456,674,000 for the same period last year. This sales growth includes a minimal impact from foreign currency. The Company's sales were impacted by the hurricane activity in the gulf coast and Florida, resulting in an estimated revenue loss of approximately $4.5 million. The Company's U.S.-based revenue increased 5% to $325,602,000 during the second quarter of fiscal 2006, while foreign sales increased 15% to $169,088,000. Excluding the positive foreign exchange adjustment, foreign revenue increased 14%. The Company's worldwide sales of reconstructive products during the second quarter of fiscal 2006 were $336,339,000, representing a 12% increase compared to the second quarter of last year. Sales of fixation products were $60,675,000 for the second quarter fiscal 2006, representing a slight increase as compared to the same period in 2005. Sales of spinal products were $55,027,000 for the second quarter of fiscal 2006, representing a 3% increase as compared to the same period in 2005. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $42,649,000, representing a 2% increase over the second quarter of fiscal year 2005.

Cost of sales decreased as a percentage of net sales to 28.2% for the second quarter of fiscal 2006 from 28.7% for the same period last year. The components of this change are a decrease of 1.7% relating to the impact of inventory step-up from acquisitions on last year's cost of goods sold, offset by an increase of 0.6% due to an unanticipated, retroactive price increase from the supplier of Biomet's antibiotic delivery system in Europe and 0.6% from higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.7% compared to 36.4% for the second quarter last year. This increase is mainly attributable to the national branding campaign commenced during the first quarter. Research and development expenditures increased 9% during the second quarter to $21,303,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 9% from $139,648,000 for the second quarter of fiscal 2005, to $152,323,000 for the second quarter of fiscal 2006. After adjusting operating income for acquisition related expenses in fiscal 2005, operating income increased 4%. Other income decreased from $244,000 last year to $(245,000) this year. Other income has been negatively impacted by a reduction in cash available for investments due to the large amount of shares repurchased during the second quarter. The effective income tax rate decreased to 33.4% for the quarter from 34.8% last year.

These factors resulted in a 11% increase in net income to $101,278,000 for the second quarter of fiscal 2006 as compared to $91,199,000 for the same period in fiscal 2005, while basic and diluted earnings per share increased 14%, from $0.36 to $0.41 for the periods presented. Before acquisition related expenses last year, net income increased by 5%, while basic and diluted earnings per share increased 8% for the periods presented.



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

(b) Changes in Internal Control. During the second quarter of fiscal 2006 covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

As of November 30, 2005, the Company had two publicly-announced share repurchase programs outstanding. The first, announced March 22, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring March 21, 2006. The second, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring June 29, 2006. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number      Maximum Number of
                                            of Shares     Shares (or Approximate
              Total Number    Average     Purchased as    Dollar Value) that May
               of shares     Price Paid  Part of Publicly    Yet be Purchased
Period         Purchased     Per Share   Announced Plans     Under the Plans
------        ------------   ----------  ---------------- ----------------------
September 1-30  210,000       $36.57           210,000      1,870,000 shares and
                                                                     $58,049,629
October 1-31  1,397,200        33.76         1,397,200      1,660,000 shares and
                                                                     $18,017,406
November 1-30   210,000        36.33           210,000      1,450,000 shares and
                                                                     $18,017,406
              ---------        -----         ---------      --------------------
Total         1,817,200        34.38         1,817,200      1,450,000 shares and
                                                                     $18,017,406
Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Index to Exhibits.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:    1/09/2006                   BY:   /s/  Gregory D. Hartman
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