Form 10-Q
period 2006-02-28
BIOMET INC
filed 2006-04-10
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No  ___

Indicate by check mark whether the registrant is an accelerated filer (as
described in Rule 12b-2 of the Exchange Act).  Yes _X_   No  ___

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

As of February 28, 2006, the registrant had 246,072,123 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                         Pages

  Part I.  Financial Information

    Item 1.  Financial Statements:

               Consolidated Balance Sheets                                 1-2

               Consolidated Statements of Income                             3

               Consolidated Statements of Cash Flows                         4

               Notes to Consolidated Financial Statements                  5-7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8-10

    Item 3.  Quantitative and Qualitative Disclosure about
             Market Risks                                                   11

    Item 4.  Controls and Procedures                                        11

  Part II.   Other Information

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  12

      Item 5.  Other Information                                            12

      Item 6.  Exhibits                                                     12

  Signatures                                                                13

  Index to Exhibits                                                         14



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2006 and May 31, 2005
(in thousands)

ASSETS
                                                February 28,       May 31,
                                                    2006            2005
                                                -----------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  102,543       $  104,706
  Investments                                        8,100           10,962
  Accounts and notes receivable, net               498,761          479,745
  Inventories                                      523,323          469,791
  Deferred income taxes                             76,087           72,732
  Prepaid expenses and other                        41,315           35,980
                                                 ---------        ---------
      Total current assets                       1,250,129        1,173,916
                                                 ---------        ---------
Property, plant and equipment, at cost             621,566          574,398
    Less, Accumulated depreciation                 280,694          251,511
                                                 ---------        ---------
      Property, plant and equipment, net           340,872          322,887
                                                 ---------        ---------
Investments                                         59,193           61,406
Goodwill                                           432,966          435,621
Intangible assets, net                              80,595           87,835
Other assets                                        14,212           14,912
                                                 ---------        ---------
Total assets                                    $2,177,967       $2,096,577
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at February 28, 2006 and May 31, 2005
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 February 28,       May 31,
                                                     2006            2005
                                                 -----------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  273,723       $  282,193
  Accounts payable                                   60,245           57,021
  Accrued income taxes                                9,764            9,725
  Accrued wages and commissions                      65,376           62,171
  Other accrued expenses                             97,094           90,281
                                                  ---------        ---------
     Total current liabilities                      506,202          501,391

Long-term liabilities:
  Deferred income taxes                              29,195           31,255
                                                  ---------        ---------
     Total liabilities                              535,397          532,646
                                                  ---------        ---------

Contingencies

Shareholders' equity:
  Common shares                                     197,387          188,162
  Additional paid-in capital                         67,623           67,613
  Retained earnings                               1,375,532        1,284,905
  Accumulated other comprehensive income              2,028           23,251
                                                  ---------        ---------
     Total shareholders' equity                   1,642,570        1,563,931
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,177,967       $2,096,577
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the nine and three month periods ended February 28, 2006 and 2005 (Unaudited, in thousands, except per share data)

                                       Nine Months Ended     Three Months Ended
                                       ----------------     ------------------
                                        2006      2005         2006      2005
                                        ----      ----         ----      ----

Net sales                           $1,485,847  $1,376,857  $ 506,254 $ 482,023

Cost of sales                          417,167     395,155    143,061   138,068
                                      --------    --------   --------  --------
  Gross profit                       1,068,680     981,702    363,193   343,955

Selling, general and
  administrative expenses              544,772     505,989    185,137   179,224
Research and development expense        63,182      58,543     21,063    20,461
In-process research and development         --      26,020         --        --
                                      --------    --------   --------  --------
  Operating income                     460,726     391,150    156,993   144,270

Other income, net                        2,575       2,157      2,262     2,641
                                      --------    --------   --------  --------
  Income before income taxes           463,301     393,307    159,255   146,911

Provision for income taxes             155,659     144,891     53,190    50,127
                                      --------    --------   --------  --------
  Net income                         $ 307,642   $ 248,416  $ 106,065 $  96,784
                                      ========    ========   ========  ========
Earnings per share:
  Basic                                  $1.24        $.98       $.43      $.38
                                         =====        ====       ====      ====
  Diluted                                $1.23        $.97       $.43      $.38
                                         =====        ====       ====      ====

Shares used in the computation
  of earnings per share:
  Basic                                248,270     253,000    246,859   252,182
                                       =======     =======    =======   =======
  Diluted                              249,202     255,029    247,772   253,994
                                       =======     =======    =======   =======
Cash dividends per common share           $.25        $.20       $ --      $ --
                                          ====        ====       ====      ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2006 and 2005
(Unaudited, in thousands)

                                                           2006          2005
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $307,642      $248,416
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        51,062        45,001
      Amortization                                         8,044         5,212
      Write off of in-process research and development        --        26,020
      Loss on sale of investments, net                     1,166           103
      Deferred income taxes                               (5,368)       (3,159)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net               (29,654)        8,774
        Inventories                                      (66,287)      (29,136)
        Accounts payable                                   4,430        (1,519)
        Accrued income taxes                              (1,685)       (6,318)
        Other                                              8,588        (8,678)
                                                         -------       -------
        Net cash from operating activities               277,938       284,716
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments       48,209        41,630
  Purchases of investments                               (41,679)      (36,607)
  Capital expenditures                                   (75,259)      (73,396)
  Acquisitions, net of cash acquired                          --      (266,229)
  Other                                                      305        (3,070)
                                                         -------        ------
        Net cash used in investing activities            (68,424)     (337,672)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       (4,680)      183,733
  Issuance of common shares                               12,598        19,466
  Cash dividends                                         (62,473)      (50,872)
  Purchase of common shares                             (159,122)     (155,405)
                                                         -------        ------
        Net cash used in financing activities           (213,677)       (3,078)
                                                         -------        ------
Effect of exchange rate changes on cash                    2,000        (3,342)
                                                         -------        ------
Decrease in cash and cash equivalents                     (2,163)      (59,376)
Cash and cash equivalents, beginning of year             104,706       159,243
                                                         -------       -------
Cash and cash equivalents, end of period                $102,543      $ 99,867
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

The accompanying consolidated balance sheet at May 31, 2005, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, arthroscopy products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and the Rest of World. Major markets included in the Rest of World geographic market are Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows for the nine and three month periods ended February 28, 2006 and 2005:

                                    Nine Months Ended     Three Months Ended
                                    -----------------     ------------------
                                     2006       2005       2006        2005
                                     ----       ----       ----        ----
                                                (in thousands)

     Reconstructive Products    $1,006,764  $  910,087   $346,610    $326,220
     Fixation Devices              187,192     185,131     62,338      62,090
     Spinal Products               164,267     158,756     53,914      52,615
     Other Products                127,624     122,883     43,392      41,098
                                 ---------   ---------    -------     -------
      Total                     $1,485,847  $1,376,857   $506,254    $482,023
                                 =========   =========    =======     =======

As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the nine and three month periods ended February 28, 2006 and 2005 would have been as follows:

                                        Nine Months Ended    Three Months Ended
                                        -----------------    ------------------
                                          2006      2005      2006        2005
                                          ----      ----      ----        ----

Net income as reported (in thousands)   $307,642  $248,416  $106,065  $ 96,784
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                   6,812     4,694     2,362     1,660
                                         -------   -------   -------   -------
Pro forma net income (in thousands)     $300,830  $243,722  $103,703  $ 95,124
                                         =======   =======   =======   =======
Earning per share:
  Basic, as reported                       $1.24     $0.98     $0.43     $0.38
                                            ====      ====      ====      ====
  Basic, pro forma                         $1.21     $0.96     $0.42     $0.38
                                            ====      ====      ====      ====
  Diluted, as reported                     $1.23     $0.97     $0.43     $0.38
                                            ====      ====      ====      ====
  Diluted, pro forma                       $1.21     $0.96     $0.42     $0.37
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

NOTE 2:    COMPREHENSIVE INCOME.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three months ended February 28, 2006 and 2005 was $7,701,000 and $8,620,000, respectively. Other comprehensive income for the nine months ended February 28, 2006 and 2005 was $(21,223,000 and $27,151,000, respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income for the three months ended February 28, 2006 and 2005 was $113,766,000 and $105,404,000,
respectively. Total comprehensive income for the nine months ended February 28, 2006 and 2005 was $286,419,000 and $275,567,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at February 28, 2006 and May 31, 2005 are as  follows:

                                February 28,      May 31,
                                   2006            2005
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 67,652       $ 50,676
        Work-in-process            55,862         56,610
        Finished goods            222,636        200,041
        Consigned inventory       177,173        162,464
                                  -------        -------
                                 $523,323       $469,791
                                  =======        =======


NOTE 4:     COMMON SHARES.

During the nine months ended February 28, 2006, the Company issued 649,814 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $12,598,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 4,456,400 shares for $159,122,000 during the nine months ended February 28, 2006.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On Monday, March 27, 2006, The Board of Directors of Biomet, Inc. announced that Dane A. Miller, Ph.D., the Company's President and Chief Executive Officer and a co-founder, has informed the Board of his decision to retire and has resigned. He will remain a Director and serve as a consultant. The Board has appointed Senior Vice President Daniel P. Hann, the Company's General Counsel and a member of the Board, to be President and Chief Executive Officer on an interim basis.

FINANCIAL CONDITION AS OF FEBRUARY 28, 2006

The Company's cash and investments decreased $7,238,000 to $169,836,000 at February 28, 2006. This decrease resulted from the $62,473,000 dividend payment made during the first quarter and the $159,122,000 used to purchase shares during the first nine months pursuant to the Company's share repurchase programs, offset by positive cash flow from operations. On December 21, 2005, the Company announced an expansion to its discretionary share repurchase program to add an additional $100 million.

Cash flows provided by operating activities were $277,938,000 for the first nine months of fiscal 2006 compared to $284,716,000 in 2005. The primary sources of fiscal year 2006 cash flows from operating activities was net income adjusted for depreciation. The primary uses were increases in accounts receivable and inventory. The Company's major cash collection day is Monday, and as the Company's quarter end moves further away from a Monday, accounts receivable ending balances increase. Inventories increased from new product introductions, specifically the Oxford, Vanguard and OSS knee systems, the Magnum hip system, the ReCap resurfacing system and the Polaris spine system. In addition, the Company increased inventory for the launch of its new bone cements, while maintaining adequate supplies of its previous products. Accounts and notes receivable and inventory balances were decreased during the nine month period by $10.6 million and $12.8 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $68,424,000 for the first nine months of fiscal 2006 compared to $337,672,000 in 2005. The primary use of cash flows from investing activities in fiscal 2006 has been for capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.
In addition, 3i is currently expanding its manufacturing facilities in Florida. Last years investing activities included the acquisition of Interpore.

Cash flows used in financing activities were $213,677,000 for the first nine months of fiscal 2006 compared to a use of $3,078,000 in 2005. The primary uses of cash flows in financing activities were the cash dividend paid and the share repurchase programs. In July 2005, the Company's Board of Directors declared a cash dividend of twenty five cents ($0.25) per share payable to shareholders of record at the close of business on July 16, 2005. Over the last thirteen quarters, the Company has used $1 billion to purchase its common stock.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006
AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2005

Net sales increased 8% to $1,485,847,000 for the nine months ended February 28, 2006, from $1,376,857,000 for the same period last year. Excluding the impact from foreign currency, net sales grew 9%. The Company's sales were impacted by the hurricane activity in the gulf coast and Florida, resulting in an estimated revenue loss of approximately $4.5 million. The Company's U.S.-based revenue increased 6% to $975,605,000 during the first nine months of fiscal 2006, while foreign sales increased 11% (13% currency adjusted) to $510,242,000. The Company's worldwide sales of reconstructive products during the first nine months of fiscal 2006 were $1,006,764,000, representing an 11% increase compared to the first nine months of last year. Sales of fixation products were $187,192,000 for the first nine months of fiscal 2006, representing a 1% increase as compared to the same period in 2005. Sales of spinal products were $164,267,000 for the first nine months of fiscal 2006, representing a 3% increase as compared to the same period in 2005. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force.
During the fourth quarter of last year and the first quarter of this year, EBI has introduced several new products in both the internal fixation and spinal implant markets that we believe will have a positive impact on sales in the future. In addition, during the first quarter, the Company announced the appointment of Bart Doedens, M.D., as the new president of EBI's operations following the resignation of James R. Pastena. EBI's fixation, spinal stimulation and softgoods and bracing products have continued to underperform management's expectations and it is hoped that Dr. Doedens will provide the leadership necessary to improve EBI's performance in these markets. The Company's sales of other products totaled $127,624,000, representing a 4% increase over the first nine months of fiscal year 2005.

Cost of sales decreased as a percentage of net sales to 28.0% for the first nine months of fiscal 2006 from 28.7% for the same period last year. The components of this change are a decrease of 1.6% relating to the impact of inventory step-up from acquisitions on last year's cost of goods sold, offset by an increase of 0.3% due to an unanticipated, retroactive price increase from the supplier of Biomet's antibiotic delivery system in Europe and 0.6% from higher growth rates in foreign sales, where gross margins are lower, versus domestic sales. Selling, general and administrative expenses, as a percentage of net sales, were flat at 36.7%. Research and development expenditures increased 7.9% during the first nine months to $63,182,000 reflecting the Company's continued emphasis on new product introductions. In-process research and development expense relates to the acquired in-process research and development related to the Interpore acquisition completed last year, which was written off at the acquisition date. Operating income increased 18% from $391,150,000 for the first nine months of fiscal 2005, to $460,726,000 for the first nine months of fiscal 2006. After adjusting operating income for acquisition related expenses in fiscal 2005, operating income increased 5%. Other income increased from $2,157,000 last year to $2,575,000 this year. Other income has been positively impacted by higher daily balances of investments during the first quarter and an increase in interest rates. The effective income tax rate decreased to 33.6% for the first nine months of fiscal year 2006 from 36.8% last year primarily as a result of the write-off of in-process research and development last year not being tax affected.

These factors resulted in a 24% increase in net income from $248,416,000 to $307,642,000, a 27% increase in basic earnings per share from $0.98 to $1.24 and a 27% increase in diluted earnings per share from $0.97 to $1.23 for the periods presented. Before acquisition related expenses last year, net income increased by 7%, basic and diluted earning per share increased 9% for the periods presented.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2005

Net sales increased 5% to $506,254,000 for the third quarter ended February 28, 2006, from $482,023,000 for the same period last year. Excluding the impact from foreign currency, net sales grew 8%. The Company's U.S.-based revenue increased 6% to $332,678,000 during the third quarter of fiscal 2006, while foreign sales increased 3% to $173,576,000. Excluding the foreign currency adjustment, foreign revenue increased 11%. The Company's worldwide sales of reconstructive products during the third quarter of fiscal 2006 were $346,610,000, representing a 6% increase (10% excluding foreign currency) compared to the third quarter of last year. Sales of fixation products were $62,338,000 for the third quarter fiscal 2006, representing a slight increase (2% excluding foreign currency) as compared to the same period in 2005. Sales of spinal products were $53,914,000 for the third quarter of fiscal 2006, representing a 2% increase (3% excluding foreign currency) as compared to the same period in 2005. Fixation and spinal product sales have been negatively impacted by the combination of the Interpore and EBI sales forces, and at the same time the integration of Biomet's internal fixation sales force into EBI's fixation sales force. The Company expects this negative impact to continue during the next quarter. The Company's sales of other products totaled $43,392,000, representing a 6% increase (8% excluding foreign currency) over the third quarter of fiscal year 2005.

Cost of sales decreased as a percentage of net sales to 28.3% for the third quarter of fiscal 2006 from 28.6% for the same period last year. The components of this change are a decrease of 1.5% relating to the impact of inventory step-up from acquisitions on last year's cost of goods sold, offset by an increase of 0.2% due to an unanticipated price increase from the supplier of Biomet's antibiotic delivery system in Europe and 1% from lower gross margins, mainly from international sales. Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.6% compared to 37.2% for the third quarter last year. This decrease is mainly attributable to lower selling expenses in the bone healing product line offset by the national branding campaign commenced during the first quarter. Research and development expenditures increased 3% during the third quarter to $21,063,000 reflecting the Company's continued emphasis on new product introductions. Operating income increased 9% from $144,270,000 for the third quarter of fiscal 2005, to $156,993,000 for the third quarter of fiscal 2006. After adjusting operating income for acquisition related expenses in fiscal 2005, operating income increased 4%. Other income decreased from $2,641,000 last year to $2,262,000 this year. Other income has been negatively impacted by a reduction in cash available for investments due to the large amount of shares repurchased during the third quarter. The effective income tax rate decreased to 33.4% for the quarter from 34.1% last year.

These factors resulted in a 10% increase in net income to $106,065,000 for the third quarter of fiscal 2006 as compared to $96,784,000 for the same period in fiscal 2005, while basic and diluted earnings per share increased 13%, from $0.38 to $0.43 for the periods presented. Before acquisition related expenses last year, net income increased by 4%, while basic and diluted earnings per share increased 8% for the periods presented.



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

(b) Changes in Internal Control. During the third quarter of fiscal 2006 covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases

As of February 28, 2006, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased in equal installments over a twelve-month period expiring June 29, 2006. The second, announced December 21, 2006, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The march 20, 2005 plan authorization has been exhausted. Information on shares repurchased in the most recently completed quarter is as follows:

                                           Total Number      Maximum Number of
                                            of Shares     Shares (or Approximate
              Total Number    Average     Purchased as    Dollar Value) that May
               of shares     Price Paid  Part of Publicly    Yet be Purchased
Period         Purchased     Per Share   Announced Plans     Under the Plans
------        ------------   ----------  ---------------- ----------------------
December 1-31   210,000       $37.06           210,000      1,240,000 shares and
                                                                    $118,017,406
January 1-31  1,281,800        36.25         1,281,800      1,040,000 shares and
                                                                     $78,849,931
February 1-28   190,000        36.53           190,000        830,000 shares and
                                                                     $78,849,931
              ---------        -----         ---------      --------------------
Total         1,681,800        36.39         1,681,800        830,000 shares and
                                                                     $78,849,931


Item 6.  Exhibits.

See Index to Exhibits.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:    4/10/2006                   BY:   /s/  Gregory D. Hartman
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