Form 10-K
period 2006-05-31
BIOMET INC
filed 2006-08-11
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file No. 0-12515.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State of incorporation)	(IRS Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

(574) 267-6639

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
Common Shares	The NASDAQ Stock Market
Rights to Purchase Common Shares	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on November 30, 2005, as reported by The Nasdaq Stock Market, was approximately $8,037,326,823. As of July 13, 2006, there were 244,831,097 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Identity of Document	Parts of Form 10-K Into Which Document Is Incorporated
Proxy Statement with respect to the 2006
Annual Meeting of Shareholders of the Registrant	Part III

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate success of the Company’s strategic alliances; the ultimate marketability of products currently being developed; the ability to successfully implement new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s Common Stock; the ultimate effect of the Company’s Share Repurchase Programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to successfully implement its desired organizational changes; the impact of the Company’s managerial changes; and the Company’s ability to take advantage of technological advancements. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this report should carefully read the factors set forth under the caption “Risk Factors” beginning on page 15 of this report for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

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

The Company’s principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P. (operating under the assumed names Biomet Spine and Biomet Trauma); Biomet Europe B.V.; Implant Innovations, Inc.; Walter Lorenz Surgical, Inc.; Arthrotek, Inc. and Biomet Biologics, Inc. Unless the context requires otherwise, the term “Company” as used herein refers to Biomet and all of its subsidiaries.

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

The Company’s annual reports on Form 10-K (for the five most recent fiscal years), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge in, or may be accessed through, the Investors Section of the Company’s Internet website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission. In addition, copies of these reports will be made available free of charge, upon written request to the Company’s Investor Relations Department.

The information on Biomet’s website is not included as part of, nor incorporated by reference into, this Form 10-K.

Products

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Rest of World. Reconstructive products include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS® System and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category includes, arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of biologics products in the reconstructive product, fixation device or spinal product segment.

The following table shows the net sales and percentages of total net sales contributed by each of the Company’s product segments for each of the three most recent fiscal years ended May 31, 2006.

	Years Ended May 31, (Dollar amounts in thousands)
	2006		2005		2004
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Reconstructive Products	$1,379,420	68%	$1,254,234	67%	$1,052,865	65%
Fixation Devices	251,360	12%	246,730	13%	248,821	15%
Spinal Products	221,964	11%	214,039	11%	159,927	10%
Other Products	172,995	9%	164,947	9%	153,640	10%

Total	$2,025,739	100%	$1,879,950	100%	$1,615,253	100%

Reconstructive Products

Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s primary orthopedic reconstructive joints are knees, hips and shoulders, but it produces other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company’s reconstructive devices, as well as bone cements and cement delivery systems. Additionally, dental reconstructive implants and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

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

Biomet’s newest and most comprehensive total knee system, the Vanguard™ System, accommodates up to 145 degrees of flexion. The launch of the Vanguard™ System, in conjunction with Biomet’s Microplasty® Minimally Invasive Total Knee Instrumentation, continued throughout fiscal year 2006. The Microplasty® Instrumentation is designed to reduce incision size and surrounding soft tissue disruption, which may provide reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure.

During fiscal year 2006, the Company continued the development efforts to complete the rotating platform and revision options of the Vanguard™ Complete Knee System, as well as the expansion of the Microplasty® Minimally Invasive Instrument Platform to include less invasive posterior referencing, anterior referencing and image-guided options. In addition, the launch of the Premier™ Instrumentation and the Vanguard™ Revision SSK (Super Stabilized Knee) System began during fiscal year 2006 and will be expanded during fiscal year 2007. In Europe, the Company plans to continue the rollout of the ROCC (ROtating Concave Convex) Knee, a mobile-bearing total knee system.

The Company continues to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Oxford® Unicompartmental Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong global sales. The Oxford® Knee, which was introduced in the United States during fiscal year 2005, is currently the only free-floating meniscal unicompartmental system approved for use in the United States. The Company’s offering of minimally-invasive unicondylar knee systems also includes the Alpina® Unicompartmental Knee, which is not currently available in the United States, and the Vanguard M™ Series Unicompartmental Knee System. The Vanguard M™ System is a modified version of the Oxford® Knee that incorporates a fixed-bearing tibial component as opposed to a floating tibial bearing. The Repicci II® Unicondylar Knee System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure. This system incorporates self-aligning metal and polyethylene components. This innovative procedure can often be performed on an outpatient basis and requires a smaller incision and minimal bone removal, which may result in shorter recovery time and reduced blood loss.

The Biomet® OSS™ Orthopaedic Salvage System continues to gain market acceptance. This system provides modular flexibility while reducing overall inventory demands. The OSS™ System is used mainly in instances of severe bone loss and/or significant soft tissue instability as a result of multiple revision surgeries or oncological bone deficiencies.

Hip Systems. A total hip replacement involves the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company offers a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company’s patented ArCom® or ArComXL™ polyethylene-lined, metal-on-metal or ceramic-on-ceramic acetabular components. Many of the femoral prostheses utilize the Company’s proprietary PPS® porous plasma spray coating, which enables cementless fixation.

The Alliance® family of Hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance® Hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instruments. The Alliance® family of hip systems includes the Answer®, Bi-Metric®, Hip Fracture, Integral®, Intrigue™, Reach® and Rx90® Hip Systems. The Alliance® family was further augmented by introducing Exact™ Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.

The Taperloc® Hip System is marketed for non-cemented use in patients undergoing primary hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped implant designed to provide excellent durability and stability in a design that is relatively simple and predictable to implant. The incorporation of standard and lateralized offset options provides the surgeon with the ability to reconstruct a stable joint with proper leg length in virtually all patient anatomies.

The Mallory/Head® Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory/Head® Revision Calcar components provide innovative solutions for difficult revision cases. The Mallory/Head® Calcar replacement prosthesis is offered in both a one-piece and a modular version, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency. The modular version of the Mallory/Head® System incorporates the Company’s patented roller hardened technology, which dramatically increases the strength of the modular connection.

The Company continues to explore the development of innovative articulation technologies and materials. Biomet’s M2a™ Metal-on-Metal Articulation System combines a cobalt chromium head with a cobalt chromium liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M2a-Metal-on-Metal Articulation System may be utilized on all of Biomet’s femoral components and has continued to evolve with the introduction of the M2a-Magnum™ Articulation System, which incorporates larger diameter metal-on-metal components designed to more closely resemble the natural anatomy, offering improved range of motion and joint stability. The Company introduced the C2a-Taper™ Acetabular System during fiscal year 2006, which provides an additional alternative bearing option featuring ceramic-on-ceramic articulation. In addition, the Company is pursuing the development of a diamond-on-diamond hip articulation system through its relationship with Diamicron, Inc., a global leader in the research, development and manufacture of polycrystalline diamond composite technology for biomedical applications. The Company continues to market ArComXL™, which is a second-generation highly crosslinked polyethylene bearing material based on the Company’s proven ArCom® polyethylene. ArComXL™ polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging.

Biomet’s comprehensive Microplasty® Minimally Invasive Hip Program includes proprietary products from Biomet’s broad array of hip products, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. The Company continues to enhance the development of the Microplasty® Minimally Invasive Hip Instruments. Biomet’s minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine approach, which is an intramuscular surgical approach. Instruments relating to the anterior supine approach were introduced during fiscal year 2006.

The ReCap® Total Resurfacing System is a bone-conserving approach indicated for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. The Company commenced a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal year 2006.

The Company also provides constrained hip liners, which are indicated for patients with a high risk of hip dislocation. While the percentage of patients requiring a constrained liner is relatively small, surgeons often prefer to utilize a primary and revision system that includes this option.

The Company plans to introduce the Regenerex™ Porous Titanium Construct Acetabular System during fiscal year 2007. The Regenerex™ Construct provides design flexibility and solutions for difficult primary and revision cases. The advanced titanium scaffold structure of the Regenerex™ Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V.

Extremity Systems. The Company offers a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has over 18 years of positive clinical results in the United Kingdom. During fiscal year 2007, this system is scheduled to be expanded to include a new EAS™ extended articular surface designed to address rotator cuff arthropathy.

During fiscal year 2006, the Company initiated the roll out of the ExploR® Radial Head Replacement System, a two-piece hemi-elbow comprised of a tapered stem paired with a head designed to articulate with the patient’s natural bone.

The Company plans to continue the introduction of T.E.S.S. (Total Evolutive Shoulder System) in selected European markets. The T.E.S.S. System is a complete shoulder system that can be used in all indications of shoulder arthroplasty. The Company plans to begin distribution of the T.E.S.S. System in the United States by the end of fiscal year 2007.

Dental Reconstructive Implants. Through its subsidiary, Implant Innovations, Inc. (“3i”), the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth. 3i’s flagship product, the OSSEOTITE® product line, features a patented micro-roughened surface technology, which allows for early loading and improved bone integration to the surface of the implant. The OSSEOTITE® Certain® Implant System, which was 3i’s fastest growing product line in fiscal year 2006, is an internally connected system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when abutments and copings are seated into the implant. In addition, the 6/12 point connection design of the OSSEOTITE® Certain® Implant System offers enhanced flexibility in placing the implant and abutment. In fiscal year 2006, 3i continued to build on the strength of this product line by introducing the Certain® PREVAIL® Implant System. This new implant is designed to enhance crestal bone preservation as a result of its integration of the Integrated Platform Switching™ and a medialized Implant-Abutment-Junction. In addition, the Certain® PREVAIL® Implant is acid-etched with a Full OSSEOTITE® Surface (FOSS) with an expanded collar for increased stability.

In an effort to continue to increase simplicity and accuracy for clinicians, 3i introduced new surgical instrumentation across several different categories during fiscal year 2006. These launches included new quad shaping drills and depth indicators for use with the OSSEOTITE NT® Implant System; ACT™ reusable drills featuring improved cutting performance, better depth visibility and a matte surface for glare reduction; and the OSSEOCISION™ Surgical Drill System. Key features of the OSSEOCISION™ Surgical Drill System include an ergonomic foot pedal design and miniature handpiece head for access in tight interdental spaces.

During fiscal year 2006, 3i launched several additions to the Provide® Abutment Restoration System, which is designed to be more widely accepted by general dentists due to its ease of use.

3i’s offering of restorative treatment options also includes the GingiHue™ Post and the ZiReal® Post. The GingiHue™ Post is a gold-colored titanium nitride coated abutment, which optimizes the projection of natural color through soft tissue. The ZiReal® Post offers a highly aesthetic restorative option. This zirconia-based abutment provides the natural translucence of ceramic material, but with greater strength, durability and resistance to cracking than conventional alumina oxide ceramic abutments. Both of these products may be used with conventional implant therapy.

Other Reconstructive Devices. Biomet’s PMI® Patient-Matched Implant services group expeditiously designs, manufactures and delivers one-of-a-kind reconstructive devices to orthopedic specialists. The Company believes this service continues to enhance Biomet’s reconstructive sales by strengthening its relationships with orthopedic surgeons and augmenting its reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, Biomet’s PMI® group utilizes a three-dimensional (“3-D”) bone reconstruction imaging system. The Company uses computed tomography (“CT”) data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, Biomet’s PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers, working closely with the surgeon, to create a PMI® design for the actual manufacturing of the custom implant for the patient.

The Company is involved in the ongoing development of bone cements and delivery systems. The Company has broadened the range of its internally developed and manufactured bone cement product offerings. Cobalt™ HV Bone Cement, which was introduced in the United States during fiscal year 2006, is particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. The excellent handling characteristics and high optical contrast of Cobalt™ HV Bone Cement are well suited to the current trends in orthopedic surgery. The Company offers its internally developed and manufactured bone cements with and without antibiotic and markets them in conjunction with Biomet’s patented Optivac® Vacuum Mixing System. During fiscal year 2006, the Company began to market in Europe a full range of internally-developed bone cements, including Refobacin® Bone Cement with antibiotic.

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

The GPS® Gravitational Platelet Separation System is a unique device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single spin process. The GPS® System offers a high-quality platelet concentrate and has broad potential applications in the reconstructive and spine markets. The GPS® System is marketed in conjunction with the Biomet® Rapid Recovery Program, a comprehensive approach to patient education, a minimally-invasive surgical approach and pain management that was developed in conjunction with leading orthopedic surgeons in the United States.

The Company has discontinued its development efforts related to the Acumen® Surgical Navigation System.

Refobacin® is a registered trademark of Merck KGaA.

Fixation Devices

The Company’s fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications. The Company’s craniomaxillofacial fixation products are marketed by its subsidiary, Walter Lorenz Surgical, Inc. All other fixation products are marketed primarily under the Biomet Trauma tradename.

Electrical Stimulation Systems. The Company is the market leader in the electrical stimulation segment of the fixation market. The U.S. Food and Drug Administration (FDA) has acknowledged the Company’s extensive preclinical research documenting the Mechanism of Action for its pulsed electromagnetic field (“PEMF”), capacitative coupling and direct current technologies. The Mechanism of Action for these technologies involves the stimulation of a cascade of bone morphogenic proteins (“BMPs”), as well as angiogenesis, chondrogenesis and osteogenesis.

The EBI Bone Healing System® unit is a non-invasive bone growth stimulation device indicated for the treatment of recalcitrant bone fractures (nonunions), failed fusions and congenital pseudarthrosis that have not healed with conventional surgical and/or non-surgical methods. The non-invasive bone growth stimulation devices sold by the Company generally provide an alternative to surgical intervention in the management of these bony applications. The EBI Bone Healing System® units produce low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells to differentiate, migrate and proliferate. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. EBI’s preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-ß, BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System® unit may be utilized over a patient’s cast, incorporated into the cast or worn over the skin.

The OrthoPak® Bone Growth Stimulation System, which is indicated for the treatment of recalcitrant (nonunion) fractures, offers a small, lightweight, non-invasive bone growth stimulator using capacitive coupling technology. The OrthoPak® System delivers bone growth stimulation through wafer-thin electrodes that add virtually no extra weight on the nonunion site. The Mechanism of Action behind the Company’s capacitive coupling stimulation technology involves the stimulation of osteopromotive factors involved in normal bone healing, such as TGF-ß1 and PGE2. The OrthoPak® System provides greater ease of use and enhances access to fracture sites that are normally hard to treat.

The Company also offers an implantable option when bone growth stimulation is required in conjunction with or subsequent to surgical intervention. The OsteoGen® Surgically Implanted Bone Growth Stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat recalcitrant (nonunion) fractures in long bones. The Mechanism of Action behind the Company’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. In addition, electrochemical reactions at the cathode lower oxygen concentrations and increase pH.

During fiscal year 2005, a private company petitioned the FDA to reclassify noninvasive bone growth stimulators from Class III to Class II medical devices. The petition is directed at products, like those described above, that utilize electromagnetic fields to stimulate bone growth. In June 2006, the FDA Advisory Panel recommended that the bone growth stimulator devices remain Class III devices. However, the FDA is not required to act in concert with the Advisory Panel’s recommendation. The outcome of this matter will most likely not be known for some time.

External Fixation Devices. External fixation is utilized for stabilization of fractures when alternative methods of fixation are not suitable. The Company offers a complete line of systems that address the various segments of the trauma and reconstructive external fixation marketplace. The DynaFix® and DynaFix® Vision™ Systems are patented, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities. EBI also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.

Internal Fixation Devices. The Company’s internal fixation devices include products such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures and for other reconstructive procedures. They are intended to aid in the healing process and may be removed when healing is complete. Internal fixation devices are not intended to replace normal body structures.

The Company develops, manufactures and/or distributes innovative products that fit into key segments of the fixation marketaplace. The VHS® Vari-Angle Hip Fixation System is used primarily in the treatment of hip fractures. The components of the VHS® Vari- Angle Hip Fixation System can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative flexibility to achieve the optimum fixation angle. The Holland™ Nail System is a single, universal trochanteric nail designed to treat all types of femoral (hip or thigh) fractures.

VHS® is a registered trademark of Implant Distribution Network, Ltd.

During fiscal year 2005, the Company introduced the EBI® Peritrochanteric Nail System, which incorporates an innovative single lag screw concept and is delivered through a trochanteric entry point. In conjunction with the VHS® System and the Holland™ Nail System, the EBI® Peritrochanteric Nail System will further augment the Company’s product portfolio for hip fracture fixation treatment.

The EBI® Low Profile Tibial Nail, used to treat fractures between the knee and ankle, is primarily indicated in the treatment of unstable or nonunion fractures. The EBI® Ankle Arthrodesis Nail is designed for reconstructive procedures where internal fixation is desired for fusion of the ankle joint.

The Company has also implemented several projects in the area of locked plating designs. The OptiLock® Distal Radius Plating System was designed using state-of-the-art locking technology and incorporates plates and screws that address volar, radial and dorsal plating applications. During year 2006, the Company completed the surgical validation and initial rollout of the OptiLock® Periarticular Plating System. The complete domestic launch for this system is scheduled to be completed during fiscal year 2007. The OptiLock® Periarticular Plating System is a unique, pre-contoured plating system designed for fixation of periarticular lower extremity fractures. It incorporates patent-pending technology that allows the surgeon to utilize locked or unlocked screws in various diameters through any hole in the plate, while incorporating minimally-invasive techniques. During fiscal year 2007, the Company intends to continue to make innovative improvements in hip fracture, locked plating, external fixation and intramedullary fixation devices to enhance the Company’s portfolio of fixation implants for the trauma marketplace.

Craniomaxillofacial Fixation Systems. The Company manufactures and distributes craniomaxillofacial, neurosurgical, and thoracic titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical, plastic, ear/nose/throat, pediatric and cardiothoracic surgeons through its subsidiary, Walter Lorenz Surgical, Inc. (“Lorenz Surgical”). Lorenz Surgical also offers specialty craniomaxillofacial surgical instruments, HTR-PMI® Hard Tissue Replacement for repair of severe cranial defects, and the Mimix® Bone Substitute Material for use in craniomaxillofacial and neurosurgical applications.

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

Bone Substitute Materials. When presented with a patient demonstrating a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. Bone substitute materials eliminate the pain created at the graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications.

Spinal Products

The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and allograft services for spinal applications and the development of motion preservation systems. These products are marketed in the U. S. primarily under the Biomet Spine tradename.

Spinal Fusion Stimulation Systems. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. The Company distributes both non-invasive and implantable electrical stimulation units that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. The Company has assembled extensive preclinical research documenting the Mechanism of Action for the technology utilized in its spinal fusion stimulation systems.

The SpinalPak® Spine Fusion Stimulator utilizes capacitive coupling technology to encourage fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the stimulation of osteopromotive factors that modulate normal bone healing, such as TGF-ß1 and PGE2. The unit consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® System is patient friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to enhance fusion success.

The surgically implanted SpF® Spinal Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind the Company’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2,-6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages

VHS® is a registered trademark of Implant Distribution Network, Ltd.

of bone healing, including chondrogenesis and osteogenesis. The SpF® Stimulator has exhibited a 50% increase in fusion success rates over fusions with autograft alone. The SpF® MINI, a new, smaller SpF® Stimulator, designed to enhance patient comfort and physician pre-implant testing and implantation, was launched during fiscal year 2006.

Spinal Fixation Systems. The Company markets spinal fixation products for various spinal fusion applications. The Company’s Synergy™ System has been on the market since 1992. This is a complete system, capable of addressing both degenerative and deformity indications. It is available in both stainless steel and titanium versions, offering 4.75mm and 6.35mm rod diameters, as well as a full complement of screws ranging from 4.0mm to 8.0mm in both fixed and polyaxial styles. The Synergy™ System also contains a full offering of hooks in a wide variety of styles and sizes. A more recent introduction in this market is the Array® Spinal System. The Array® System has a single locking setscrew featuring V-Force™ Thread Technology designed to enhance the intraoperative ease of use for the surgeon during system locking. In fiscal year 2006, the Company launched the Array® Deformity Spine System, which includes various styles of screws, hooks and rods for scoliosis correction. The most recent product offering in this area is the Polaris ™ System, which is a top-loading, inner tightening thoracolumbar system utilizing a patented closing mechanism known as a Helical Flange™. This feature helps prevent cross threading and seat splay, simplifying the implant closing procedure for the surgeon. Currently, the Polaris™ System is available in titanium, in a 6.35mm rod diameter, with both fixed and polyaxial screws ranging in size from 4.0 to 7.0mm. The Company also markets the Structure™ System, which utilizes various kinds of fixation washers used to secure screws to the vertebral body for an anterior screw/rod construct. In the thoracolumbar fusion area, the Company markets the EBI® Omega 21™ Spine System. This system features a unique multidirectional coupler and expandable screw. The Company also markets the SpineLink®-II Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems by linking each spine segment individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental option for spine fixation, enabling the surgeon to tailor the segmental construction to the patient’s anatomy.

The Company offers a variety of spacer products for the thoracolumbar market segment. The Ionic® Spine Spacer System features an open design that allows for optimal bone graft placement and bone ingrowth, along with the additional benefit of excellent postoperative x-ray visualization. The Geo Structure® family features various sizes and shapes, including ovals, straight rectangles and bent rectangles. The Geo Structure® family of products are produced from cast titanium, offering a maximum amount of space inside the implant, with a minimum amount of material, resulting in excellent strength characteristics and imaging capabilities. The Solitaire™ System is a stand-alone device for anterior indications. The TPS™ System is a unique implant indicated for trauma and tumor pathologies of the thoracolumbar spine. This implant is designed as a combination of a plate and spacer that is expandable, allowing the surgeon to fit the implant to the defect. The Company also offers the ESL™ and Ibex™ Spine Systems. Both of these systems are endplate-sparing designs, reducing the risk of subsidence. In addition, both the ESL™ and Ibex™ Systems are open to permit ample space for bone graft placement and growth. The ESL™ System features an elliptical shape offering optimal surface contact with the vertebral body endplates. The Ibex™ implant is curved to conform to the anatomical shape of the vertebral body. Additionally, the beveled corners of the Ibex™ implant facilitate ease of use for the surgeon during implantation. In fiscal year 2006, the Company released the Ibex™ System with a PEEK-OPTIMA® implant option for increased radiographic fusion assessment. The Company plans to launch the PEEK-OPTIMA® version of the ESL™ Spine System in fiscal year 2007.

For cervical applications, the VueLock® Anterior Cervical Plate System offers surgeons several important benefits. The open design of the VueLock® System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. The Company also offers the C-Tek® Anterior Cervical Plate System, which offers a constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made from titanium, the C-Tek® Anterior Cervical Plate System offers both fixed and variable screws in a wide variety of diameters and lengths. This system also features a unique locking mechanism to prevent screw back out. For posterior cervical procedures, the Company offers the Altius M-INI™ System, which offers top loading, inner tightening, polyaxial screws as well as hooks for the cervico-thoracic spine. The Altius M-INI™ System features a 3.5mm rod and a wide variety of screws ranging in diameter from 3.5mm to 4.5mm. Occipital fixation is also available with the Altius M-INI™ System, featuring a low profile plate that is placed independently from the rod, allowing for easier assembly and less rod contouring.

Minimally-invasive spine surgery is of growing interest in the practice of many spine surgeons. Traditional, open surgical approaches to the spine for discectomy, fusion and fixation have brought with them lengthy postoperative healing and rehabilitation issues. A minimally-invasive approach to spine surgery has demonstrated less morbidity, minimal blood loss and further benefits such as a shorter hospital stay. In the minimally-invasive surgery market, the Company markets the VuePASS™ Portal Access Surgical System, which offers spine surgeons an optimized balance between the current limitations of competitive percutaneous systems and traditional successful open techniques. Under direct visualization for a posterior lumbar approach, the VuePASS™ System allows for traditional open techniques through a minimally-invasive cannula access system.

To address the vertebral body compression fracture market, the Company offers a Vertebroplasty System. This system is designed for the delivery of materials to weakened bony structures and comes in several different configurations, including the CDO™, LP2™ and DCD™ Systems. The Vertebroplasty System is a low-pressure system designed to deliver high viscosity material. Through a series of dilating cannulae and various instruments, the Vertebroplasty System allows the surgeon to access the anatomy through a percutaneous approach and safely deliver the desired material under low, controlled pressure.

Helical Flange™ is a trademark of the Jackson Group.

PEEK-OPTIMA® is a registered trademark of Victrex PLC.

Bone Substitute Materials. Traditional spinal fixation surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. Pro Osteon® 200R and Pro Osteon® 500R are bone graft substitutes made from marine coral. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is resorbed and replaced with natural bone during the healing process. Pro Osteon® 200R is available as granules. Pro Osteon® 500R is available in granules and blocks. The EBI® DBM (Demineralized Bone Matrix) Putty, derived exclusively from human bone, can be used with a variety of substances, such as bone substitute material, machined allograft, autograft and platelet rich plasma, to enhance the surgeon’s treatment options. The Company also has available the InterGro® line of DBM products (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM products use lecithin as a carrier. Lecithin is an entirely natural carrier that can be easily absorbed by the body.

Precision Machined Allograft. Many spinal fusion procedures, in both the lumbar and cervical spine, involve interbody spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. The Company provides services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

Motion Preservation Products. The international clinical study for the lumbar version of the Regain™ Lumbar Artificial Disc, a one-piece pyrocarbon artificial disc nucleus replacement, began during fiscal year 2005. The pyrocarbon material has a high level of strength, is biocompatible and extremely resistant to wear. An IDE study for the Regain™ Disc is planned to begin in the United States during fiscal year 2007. In addition, the Company is developing the Rescue™ Cervical Disc Replacement product and the Min T™ Lumbar Artificial Disc for total lumbar disc replacement procedures.

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

Arthroscopy Products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Arthrotek’s principal products consist of the EZLoc™ Femoral Fixation Device, the WasherLoc™ Tibial Fixation Device, LactoSorb® resorbable arthroscopic fixation products, MaxBraid™ PE high strength suture material and the InnerVue™ Diagnostic Scope System, which utilizes a needle scope to diagnose knee and shoulder conditions in a physician’s office.

Orthopedic Support Products. The Company distributes a line of orthopedic support products under the EBI® Sports Medicine name, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the S.O.S.SM Support-on-Site stock and bill program, which efficiently handles the details of product delivery for the healthcare provider.

Product Development

The Company’s research and development efforts are essentially divided into two categories: innovative new technology and evolutionary developments. Most of the innovative new technology development efforts are focused on biomaterial products, and are managed at the corporate level and take place primarily in Warsaw, Indiana. Evolutionary developments are driven primarily by the individual subsidiaries and include product line extensions and improvements.

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

For the years ended May 31, 2006, 2005 and 2004, the Company expended approximately $84,914,000, $79,676,000, and $63,636,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company’s principal research and development efforts relate to its orthopedic reconstructive devices, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthroscopy products, resorbable technology and biologics products.

The Company’s research and development efforts have produced more than 700 new products and services during the last six fiscal years. During fiscal year 2007, the Company intends to release numerous new products, product line extensions and improvements.

Government Regulation

Most aspects of the Company’s business are subject to some degree of government regulation in the countries in which its operations are conducted. It has always been the practice of the Company to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. This practice is reflected in the Company’s Code of Business Conduct and Ethics and through the responsibility of the Audit Committee of the Board of Directors to review the Company’s systems of internal control, its process for monitoring compliance with laws and regulations and its process for monitoring compliance with its Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. The Company devotes significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to its business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. The Company believes that it is no more or less adversely affected by existing government regulations than are its competitors

In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002 and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices and related medical products.

The Company believes it is well positioned to face the changing international regulatory environment. The International Standards Organization (“ISO”) has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO certification applicable to its activity sector is internationally recognized as having quality manufacturing processes. The European Union legislation requires that medical devices bear a CE mark. The CE mark is a European Union and European Free Trade Association symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company’s products. Each of the Company’s principal manufacturing facilities has been certified to ISO 13485:2003. Each of the Company’s products sold in Europe bears the CE mark, with the exception of custom-made implants that do not require a CE mark.

In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to healthcare and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. The Company is subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient’s type of illness identified with reference to the patient’s diagnosis under one or more of several hundred diagnosis-related groups (“DRGs”). Other factors affecting a specific hospital’s reimbursement rate include the size of the hospital, its teaching status and its geographic location. The Company’s orthopedic reconstructive products are primarily covered by DRG 544 (Major Joint Replacement or Reattachment of the Lower Extremity; previously included in DRG 209), DRG 545 (Revision of Hip or Knee Replacement; previously included in DRG 209), DRG 471 (Bilateral Major Procedures of the Lower Extremity) and DRG 491 (Major Joint and Limb Reattachment Procedures–Upper Extremities), and have also received approval for pass-through coding under the Hospital Outpatient Prospective Payment System. Effective October 1, 2005, certain reimbursements for DRG payment were adjusted by the Center for Medicare and Medicaid Services (CMS). In addition, CMS replaced DRG 209 (Major Joint and Limb Reattachment Procedures–Lower Extremities), with DRG codes 544 and 545. The new reimbursement rates for DRG 544 and DRG 545 represented an increase of 0.1% and 26.5%, respectively, over the previous DRG 209 rate. The reimbursement rates for DRG 471 and 491 were increased 6.6% and 2.1%, respectively. In addition, the average reimbursement rates for spinal and trauma procedures were increased 5.0% and 4.5%, respectively.

On August 1, 2006, CMS announced the revised rates that will go into effect October 1, 2006. CMS has proposed substantial changes in the DRGs, based on recommendations made by the Congressional Medicare Payment Advisory Commission (MedPAC). These proposed changes have three major components. First, there would be an across-the-board payment increase of approximately 3.0%, consisting of a 3.4% increase in operating payments and essentially no increase in capital payments. Second, the DRG relative weights would be set on the basis of average accounting costs in each DRG rather than average standardized charges (cost-based weights). Third, in 2008, or possibly earlier, CMS would begin to eliminate the current DRGs in favor of consolidated severity-adjusted DRGs (CSA-DRGs), which would group cases in ways that are sometimes substantially different from the current DRGs. In addition, these proposed changes would separate out cases by the apparent severity of illness based on diagnoses reported on the inpatient claims (severity-adjusted DRGs).

The net, long-term impact of these proposed changes is difficult to predict precisely. However, the rates that will go into effect October 1, 2006 reflect a positive pricing environment for the majority of the Company’s products. The new reimbursement rates for DRG 544 and DRG 545 reflect an increase of 4.2% and 5.0%, respectively. As a group, the new reimbursement rates for spinal and trauma procedures are estimated to increase an average of 7.0% and a range of 3% to 5%, respectively.

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

Sales and Marketing

The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow to approximately 68 million people by the year 2016. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while applying state-of-the-art solutions to the demands of the increasingly active patient. The Company believes it has firmly positioned itself as a surgeon advocate and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.

The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company’s product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company’s products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In Europe, the Company’s products are promoted by a mixture of direct sales representatives, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in approximately ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company’s products are marketed by more than 2,700 sales representatives throughout the world.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures declines during the summer months and the winter holiday season.

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

For the fiscal years ended May 31, 2006, 2005 and 2004, the Company’s foreign sales aggregated $700,626,000, $641,223,000 and $535,721,000, respectively, or 35%, 34% and 33% of net sales, respectively. Major international markets for the Company’s products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company’s business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2006, foreign sales were negatively impacted by $21 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note L of the Notes to Consolidated Financial Statements included in Item 8 of this report and are incorporated herein by reference.

The Company has inventory located throughout the world with its customers, its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2006, inventory of approximately $188,976,000 was located with these distributors, salespersons and customers.

Competition

The business of the Company is highly competitive. Major competitors in the orthopedic reconstructive device market include DePuy, Inc., a subsidiary of Johnson & Johnson; Stryker Orthopaedics, a division of Stryker Corp.; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; and Smith & Nephew plc. Management believes these four companies, together with Biomet, have the predominant share of the global orthopedic reconstructive device market. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The Company believes its future success will depend upon its service and responsiveness to its distributors and orthopedic specialists, the continued excellent clinical results of its products, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

The Company’s spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. The principal competitors in this area are Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc.; DePuy Spine, a Johnson & Johnson Company; Synthes, Inc.; Stryker Spine, a division of Stryker Corp.; Zimmer Spine, a subsidiary of Zimmer Holdings, Inc.; and others.

The Company’s external fixation devices compete with other external fixation devices primarily on the basis of price, ease of application and clinical results. The principal competitors in the external fixation market are Smith & Nephew plc; Stryker Trauma, a division of Stryker Corp.; Synthes, Inc.; and Orthofix, Inc., a subsidiary of Orthofix International N.V. The Company’s internal fixation product lines compete with those of Synthes, Inc., DePuy, Inc., a Johnson & Johnson company; Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc.; Smith & Nephew plc; and Stryker Trauma, a division of Stryker Corp.

The Company’s electrical stimulation devices primarily compete with those offered by Orthofix, Inc., a subsidiary of Orthofix International N.V.; DJO Inc. (formerly dj Orthopedics, Inc.); and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.

The Company’s dental reconstructive products compete in the areas of dental reconstructive implants and related products. The primary competitors in the dental implant market include Nobel Biocare AB; Straumann AG; Zimmer Dental, a subsidiary of Zimmer Holdings, Inc.; and Astra Tech, part of the AstraZeneca Group.

The Company’s craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by Synthes, Inc.; Stryker Leibinger Micro Implants, a division of Stryker Corp.; KLS-Martin, L.P.; Osteomed Corp.; Aesculap, Inc.; Medtronic, Inc.; and Codman, a Johnson & Johnson Company.

The Company’s arthroscopy products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy, a division of Smith & Nephew plc; Stryker Corp; Linvatec Corp., a subsidiary of CONMED Corporation; Mitek, a division of Ethicon, a Johnson & Johnson Company; Arthrocare Corp., and Arthrex, Inc.

Raw Materials and Supplies

The raw materials used in the manufacture of the Company’s orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of the Company’s raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by the Company, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, the Company could experience complications in obtaining these raw materials. However, based on its current relationship with its suppliers, the Company does not anticipate a material shortage in the foreseeable future. Further, the Company believes that its inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of the Company’s operations are not materially dependent on raw material costs.

The Company purchases all components of its electrical stimulators from approximately 120 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, the Company believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before the Company’s orders could be filled.

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

The Company purchases all materials to produce its dental products from approximately 95 suppliers, approximately 87 of whom are the single source of supply for the particular product. The Company believes that, in the event of a shortage, there are readily available alternative sources of supply for single-source products, and maintains an inventory of materials sufficient to meet any short-term shortages of supply.

Employees

As of May 31, 2006, the Company’s domestic operations (including Puerto Rico) employed approximately 4,075 persons, of whom approximately 2,158 were engaged in production and approximately 1,917 in research and development, sales, marketing, administrative and clerical efforts. The Company’s international subsidiaries employed approximately 2,282 persons, of whom approximately 1,082 were engaged in production and approximately 1,200 in research and development, sales, marketing, administrative and clerical efforts. None of the Company’s principal domestic manufacturing employees is represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Germany; Valence, France; and Valencia, Spain are represented by statutory Workers’ Councils which negotiate labor hours and termination rights. The Workers’ Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.

The establishment of Biomet’s domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet® products. The Company’s European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. EBI’s Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.

Patents and Trademarks

The Company believes that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, management continues to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. Management enforces its intellectual property rights consistent with the Company’s strategic business objectives. The Company does not believe that it has any single patent or license (or series of patents or licenses) that is material to its operations. The Company is not aware of any single patent that, if lost or invalidated, would be material to its consolidated revenues or earnings. The Company currently has more than 1,000 patents and in excess of 750 pending patent applications.

BIOMET, EBI, W’- LORENZ, 3i, ARTHROTEK and INTERPORE CROSS are the Company’s principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company’s products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company’s executive officers as of August 1, 2006 are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years. Executive officers are elected annually by the Board of Directors to serve for one year and until their successors are elected, subject to resignation, retirement or removal.

Name, Age and Business Experience	Served as Executive Officer Since	Current Position(s) with the Company
Daniel P. Hann, 51
Interim President and Chief Executive Officer since March 27, 2006. Prior thereto, Senior Vice President, General Counsel and Secretary of the Company. Director of the Company since 1989.	1989	Interim President and Chief Executive Officer and Director of the Company.

Charles E. Niemier, 50
Senior Vice President of the Company, President of EBI, L.P., Biomet Spine and Biomet Trauma since July 14, 2006. Chief Operating Officer – International Operations from December 2005 to July 2006. Prior thereto, Senior Vice President – International Operations of the Company. Director of the Company since 1987.	1984	Senior Vice President of the Company, President of EBI, L.P., Biomet Spine and Biomet Trauma and Director of the Company

Garry L. England, 52
Chief Operating Officer – Domestic Operations since December 2005. Prior thereto, Senior Vice President - Warsaw Operations.	1987	Chief Operating Officer – Domestic Operations

Gregory D. Hartman, 49
Senior Vice President – Finance, Chief Financial Officer and Treasurer.	1991	Senior Vice President – Finance, Chief Financial Officer and Treasurer

James W. Haller, 49
Controller of the Company and Vice President – Finance of Biomet Orthopedics, Inc. since June 2001.	1991	Controller of the Company and Vice President – Finance of Biomet Orthopedics, Inc.

Roger P. Van Broeck, 58
President of International Operations since July 2006, Vice President of the Company since July 2004, and President of Biomet Europe since March 2004. Prior thereto Chief Executive Officer of BioMer C.V. and Biomet Merck B.V.	2004	President of International Operations

Steven F. Schiess, 46
Vice President of the Company and President of Implant Innovations Inc. since June 2005. Prior thereto, Senior Vice President, Sales and Marketing of Implant Innovations, Inc.	2005	Vice President of the Company and President of Implant Innovations, Inc.

Bradley J. Tandy, 47
Vice President, Acting General Counsel and Secretary and Corporate Compliance Officer since March 27, 2006. Prior thereto, Vice President, Assistant General Counsel and Corporate Compliance Officer.	2006	Vice President, Acting General Counsel and Secretary and Corporate Compliance Officer

Thomas R. Allen, 53
President – International Operations, The Americas and Asia Pacific since June 29, 2006. Prior thereto, Vice President – The Americas and Asia Pacific for Biomet Orthopedics, Inc.	2006	President – International Operations, The Americas and Asia Pacific

EXECUTIVE OFFICERS OF THE REGISTRANT, continued

Richard J. Borror, 47
Chief Information Officer and Corporate Vice President for Manufacturing since April 10, 2006. Corporate Vice President for Manufacturing from December 2005 to April 2006. Prior thereto, Vice President – Manufacturing for Biomet Manufacturing Corp.	2006	Chief Information Officer and Corporate Vice President for Manufacturing

Gregory W. Sasso, 44
Senior Vice President – Corporate Development and Communications since June 29, 2006. Prior thereto, Vice President – Corporate Development and Communications of Biomet, Inc.	2006	Senior Vice President – Corporate Development and Communications

Darlene Whaley, 49
Senior Vice President – Human Resources since June 29, 2006. Prior thereto, Vice President – Human Resources	2006	Senior Vice President – Human Resources

William C. Kolter, 48
President, Biomet Orthopedics, Inc. since December 2005. Prior thereto, Vice President – Marketing of Biomet Orthopedics, Inc.	2006	President – Biomet Orthopedics, Inc.

Item 1A. Risk Factors.

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

Sales of the Company’s reconstructive products accounted for approximately 68% of the Company’s net sales for the year ended May 31, 2006. The Company expects sales of reconstructive products to continue to account for a significant portion of the Company’s aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect the Company’s business, results of operations and financial condition.

If the Company is unable to continue to develop and market new products and technologies in a timely manner, the demand for the Company’s products may decrease, or the Company’s products could become obsolete, and the Company’s revenue and profitability may decline.

The market for the Company’s products is highly competitive and dominated by a small number of large companies. The Company is continually engaged in product development, research and improvement efforts, and new products and line extensions of existing products represent a significant component of the Company’s growth rate. The Company’s ability to continue to grow sales effectively depends on its capacity to keep up with existing or new products and technologies in the musculoskeletal products market. In addition, if the Company’s competitors’ new products and technologies reach the market before the Company’s products, they may gain a competitive advantage or render the Company’s products obsolete. See “Competition” in Item 1 – “Business” of this Form 10-K for more information about the Company’s competitors. The ultimate success of the Company’s product development efforts will depend on many factors, including, but not limited to, the Company’s ability to create innovative designs and materials; provide innovative surgical techniques; accurately anticipate and meet customers’ needs; commercialize new products in a timely manner; and manufacture and deliver products and instrumentation in sufficient volumes on time.

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

Most aspects of the Company’s business are subject to some degree of government regulation in the countries in which its operations are conducted. As discussed under the heading “Government Regulation” in Item 1 – “Business” of this Form 10-K, for some products and in some areas of the world, such as the United States, Canada, Japan and Europe, government regulation is significant. Overall, there appears to be a trend toward more stringent regulation throughout the world. The Company does not anticipate this trend to dissipate in the near future. In addition, the medical device industry is subject to a myriad of complex laws governing Medicare and Medicaid reimbursements and the U.S. Department of Health and Human Services has become increasingly vigilant in recent years with respect to investigations of various business practices. Further, as a publicly-traded company, the Company is subject to increasingly demanding corporate and financial legislation in the United States, such as the Sarbanes-Oxley Act of 2002, which requires the time and attention of management and creates additional costs and expenses. ln general, the development, testing, manufacture and marketing of the Company’s products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, the Company is required to implement and maintain stringent reporting, labeling and record keeping procedures. The Company cannot assure that the relevant authorities will approve any of its products. Furthermore, governmental and regulatory actions against the Company can result in various actions that could adversely impact the Company’s operations, including:

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

During fiscal year 2006, sales of the Company’s products in foreign markets approximated $700,626,000 or 35% of the Company’s total revenues. Accordingly, the U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company’s foreign-generated revenues was generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company’s results of operations. The Company’s consolidated net sales were negatively affected by approximately 1% during fiscal year 2006 and positively affected by 2% during fiscal year 2005, as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

Sales may decline if the Company’s customers do not receive adequate levels of reimbursement from third-party payors for the Company’s products and if certain types of healthcare programs are adopted in the Company’s key markets.

In the United States, healthcare providers that purchase the Company’s products generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of the Company’s musculoskeletal products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may be unable to sell certain of its products on a profitable basis, thus, adversely impacting the Company’s results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company’s products.

In addition, some healthcare providers in the United States have adopted, or are considering the adoption of, a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these, and other, pricing pressures, the Company’s competitors may lower the prices for their products. The Company may not be able to match the prices offered by the Company’s competitors, thus, adversely impacting the Company’s results of operations and future prospects. Further, in the event that the United States considers the adoption of a national healthcare system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, the Company has received product liability claims relating to the Company’s products and anticipates that it will continue to receive claims in the future, some of which could have a negative impact on the Company’s business. Additionally, the Company could experience a material design or manufacturing failure in its products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of the Company’s products. The Company’s existing product liability insurance coverage may be inadequate to satisfy liabilities the Company might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities or is in excess of the Company’s insurance coverage limits, the Company’s business could suffer and its results could be materially impacted.

In addition, the musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. The Company has in the past and may in the future become a party to lawsuits involving patents or other intellectual property. Further, as a publicly traded company, the Company may be the subject of shareholder litigation. A legal proceeding, regardless of the outcome, could put pressure on the Company’s financial resources and divert the time, energy and efforts of the Company’s management.

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

The Company may not be able to retain its historical level of business in the bone cements and cement delivery system market segment.

During fiscal year 2006, Heraeus Kulzer GmbH (“Kulzer”) ended its relationship with the Company. Historically, Kulzer was the primary supplier of bone cement to the Company, including, most notably, the Palacos® family of bone cement products. In addition, price increases for the Septopal® product (which continues to be supplied by Kulzer to the Company) that were put into effect at the end of fiscal year 2005 have led to significantly decreased profit on sales of the Septopal® product. The Company has been working to broaden the range of its internally developed and manufactured bone cement products. Although the Company believes the bone cement products newly introduced and under development are well suited to meet the current trends in orthopedic surgery, and with respect to some products represent an improvement in bone cement, the market acceptance of those products has yet to be determined. The Company cannot provide any assurances that it will be able to maintain its historic level of bone cement sales and such a decrease in sales may adversely affect the Company’s financial results.

The Company, like other companies in the orthopedic industry, is involved in ongoing investigations by the United States Department of Justice, the results of which may adversely impact the Company’s business and results of operations.

As discussed in greater detail in Item 3 on page 19 of this Form 10-K, the Company has received two grand jury subpoenas from the United States Department of Justice. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice. Nonetheless, the results of these inquiries may not be known for several years. The cooperation in these inquiries requires the diversion of Company resources, including time and expense, from other Company matters. Moreover, in the event that the Company is found to have violated one or more applicable laws as a result of these investigations, our business and results of operations may be materially adversely impacted and the Company may be required to significantly change some of its existing business practices.

Item 1B. Unresolved Staff Comments.

None.

Palacos® is a registered trademark of Heraeus Kulzer GmbH.

Item 2. Properties.

The following are the principal properties of the Company:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, Inc.	Warsaw, Indiana	517,200	Owned

Administrative, manufacturing and distribution facility	(1) Parsippany, New Jersey [1]	63,000	Owned
of EBI, L.P. and administrative offices of Electro-Biology, Inc.	(2) Parsippany, New Jersey	209,700	Owned

Manufacturing facility of EBI, L.P.	Allendale, New Jersey	30,000	Leased
Manufacturing facility of EBI, L.P.	Marlow, Oklahoma	51,500	Owned

Administrative, manufacturing and distribution facility of Walter Lorenz Surgical, Inc.	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility	(1) Palm Beach Gardens, FL	117,000	Owned
of Implant Innovations, Inc.	(2) Palm Beach Gardens, FL [2]	69,000	Owned
Office and manufacturing facilities of Arthrotek, Inc.	(1) Ontario, California	35,400	Owned
	(2) Redding, California	14,400	Leased
Manufacturing facility of Biomet Fair Lawn L.P.	Fair Lawn, New Jersey	40,000	Owned
Office and manufacturing facility of Electro-Biology, Inc.	Guaynabo, Puerto Rico	34,700	Owned
Office, manufacturing and distribution facilities	(1) Irvine, California	36,800	Leased
of Interpore Spine Ltd.	(2) Irvine, California	27,700	Leased
Office, manufacturing and warehouse facility of	Valence, France	86,100	Owned
Biomet France Sarl
Office, manufacturing and warehouse facilities of	Berlin, Germany	49,900	Owned
Biomet Deutschland GmbH
Office and research and development facility of Biomet	Darmstadt, Germany	29,200	Leased
Deutschland GmbH
Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland BV, Walter Lorenz Surgical Europe B.V. and Biomet Europe Spine B.V.	Dordrecht, The Netherlands	37,700	Owned
Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned
Office, manufacturing and warehouse facilities of Biomet	Sjobo, Sweden	24,200	Owned
Cementing Technologies AB
Manufacturing and administrative facilities of	(1) Bridgend, South Wales	105,200	Owned
Biomet UK Ltd.	(2) Swindon, England	53,400	Owned

In addition, the Company maintains more than 30 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America. The Company believes that all of its facilities are adequate, well-maintained and suitable for the development, manufacture, distribution and marketing of all its products.

[1]	Includes 42,000 square feet of space in this facility that is leased to other parties.
[2]	Includes 23,000 square feet of space in this facility that is leased to other parties.

Item 3. Legal Proceedings.

On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 Biomet received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as “Medtronic”) brought an action against EBI and Biomet alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. Medtronic’s complaint did not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of noninfringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. The litigation is in the early stages of discovery. The Company is vigorously defending this matter and intends to continue to do so.

On June 26, 2006 the Company announced that it had received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices (the “Subpoena”). The Subpoena requests documents from January 1, 2001 through the present date. The Company is aware of similar subpoenas directed to other companies in the orthopedics industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the Subpoena has currently been narrowed to a specific geographic region and specific product lines. It is the Company’s belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is the Company’s belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of the Company’s competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to the Company. Neither the Company, its independent distributor, nor its independent sales representative took any action in response to the e-mail, and the Company believes that no anticompetitive activity took place as a result of it. The Company requires compliance by its employees and its independent distributors with its Code of Business Conduct and Ethics and with applicable antitrust laws. The information provided herein is limited to the information available to the Company at the present time and the Company cannot offer any assurances as to the scope and final outcome of this investigation.

On an issue related to the subpoena received from the Antitrust Division of the U.S. Department of Justice, the Company has received two complaints in Class Action lawsuits alleging violations of the Sherman Antitrust Act. In addition, the Company is aware of other complaints that have been filed, but not served on the Company. The complaints also named various other companies in the orthopedics industry as defendants. The Company intends to vigorously defend this matter and believes that it has meritorious defenses to the claims being asserted.

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

THIS PAGE INTENTIONALLY LEFT BLANK

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the quarterly range of high and low sales prices for the Company’s Common Shares as reported by The Nasdaq Stock Market for each of the three most recent fiscal years ended May 31. The approximate number of shareholders of record as of July 13, 2006, was 5,774.

	High	Low
2006
Fourth	$39.45	$33.64
Third	38.66	34.90
Second	39.09	32.50
First	39.11	33.64

2005
Fourth	$43.32	$34.90
Third	49.64	40.53
Second	49.50	43.13
First	49.60	39.69

2004
Fourth	$41.67	$37.05
Third	41.25	34.50
Second	36.25	29.56
First	30.95	27.26

The Company paid cash dividends of $0.25, $0.20 and $0.15 per share during fiscal years ending May 31, 2006, 2005 and 2004, respectively.

On June 28, 2006, the Company announced a cash dividend of $0.30, payable July 21, 2006, to shareholders of record at the close of business on July 14, 2006.

Issuer Purchases of Equity Securities

During the quarter ended May 31,2006, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately-negotiated transactions through December 20, 2006. The shares repurchased in the last quarter of fiscal 2006, the average price paid, and shares (or approximate dollar value) remaining available for purchase are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
March 1–31	369,800	$35.74	369,800	620,000 shares and $73,851,913
April 1–30	939,900	37.40	939,900	430,000 shares and $45,861,661
May 1–31	220,000	36.08	220,000	210,000 shares and $45,861,661

Total	1,529,700	$36.81	1,529,700	210,000 shares and $45,861,661

Item 6. Selected Financial Data.

Income Statement Data

Years ended May 31,

(in thousands, except per share amounts)

	2006	2005	2004	2003	2002
Net sales	$2,025,739	$1,879,950	$1,615,253	$1,390,300	$1,191,902
Cost of sales	582,070	533,096	461,502	407,295	332,727

Gross profit	1,443,669	1,346,854	1,153,751	983,005	859,175

Selling, general and administrative expenses	750,428	694,254	595,234	495,391	437,731
Research and development expense	84,914	79,696	63,636	55,309	50,750
In-process research and development	—	26,020	1,250	—	—
Other charges/(credits)	—	—	—	(5,800)	—

Operating income	608,327	546,884	493,631	438,105	370,694

Other income, net	2,874	2,816	15,165	13,638	5,421	*

Income before income taxes and minority interest	611,201	549,700	508,796	451,743	376,115
Provision for income taxes	205,057	198,084	176,098	156,961	127,665

Income before minority interest	406,144	351,616	332,698	294,782	248,450
Minority interest	—	—	7,071	8,081	8,710

Net income	$406,144	$351,616	$325,627	$286,701	$239,740

Earnings per share:
Basic	$1.64	$1.39	$1.27	$1.10	$.89
Diluted	1.63	1.38	1.27	1.10	.88

Shares used in the computation of earnings per share:
Basic	247,576	252,387	255,512	259,493	268,475
Diluted	248,430	254,148	257,204	261,394	271,245

Cash dividends paid per common share	$.25	$.20	$.15	$.10	$.09

Balance Sheet Data

At May 31,

(in thousands)

	2006	2005	2004	2003	2002
Working capital	$794,996	$672,525	$807,259	$845,101	$715,245
Total assets	2,263,922	2,096,577	1,782,905	1,672,169	1,521,723
Shareholders’ equity	1,716,499	1,563,931	1,448,210	1,286,134	1,176,479

•	The selected financial data includes the operations of Interpore International, Inc. from its date of acquisition (June 18, 2004).
*	Other income, net for fiscal 2002 was adversely impacted by a $9 million charge as a result of equity write-downs in marketable securities and other investments.

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

Overview

Biomet, Inc. (the “Company”) is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major market segments: reconstructive products, fixation devices, spinal products and other products. Reconstructive products, which represented 68% of the Company’s net sales for fiscal year 2006, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS® System and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices, which represented 12% of the Company’s net sales for fiscal year 2006, include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products, which represented 11% of the Company’s net sales for fiscal year 2006, include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category, which represented 9% of the Company’s net sales for fiscal year 2006, includes arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive product, fixation device or spinal product segment.

The Company has operations at over 50 locations and distributes its products in over 100 countries throughout the world and manages its operations through three reportable geographic markets: United States, Europe and Rest of World. The solid growth experienced by the Company during fiscal year 2006 in both domestic and international markets is attributable to the Company’s emphasis on technological advances through product line extensions and new product introductions. In addition, growth in the patient population (as a result of increases in both the size of the elderly population and the expansion of the traditional age bracket of musculoskeletal patients) has contributed to this growth.

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

	Percentage of Net Sales			Percentage Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	8%	16%
Cost of sales	28.7	28.4	28.5	9	16

Gross profit	71.3	71.6	71.5	7	17
Selling, general and administrative expenses	37.1	36.9	36.9	8	17
Research and development expense	4.2	4.2	3.9	7	25
In-process research and development	—	1.4	0.1	n/m	n/m

Operating income	30.0	29.1	30.6	11	11
Other income, net	0.1	0.1	0.9	2	(81)

Income before income taxes and minority interest	30.1	29.2	31.5	11	8
Provision for income taxes	10.1	10.5	10.9	4	12

Income before minority interest	20.0	18.7	20.6	16	6
Minority interest	—	—	0.4	n/m	n/m

Net income	20.0%	18.7%	20.2%	16%	8%

n/m – Not Meaningful

Management’s Discussion & Analysis of Financial Condition & Results of Operations (continued)

Fiscal 2006 Compared to Fiscal 2005*

Net Sales – Net sales increased 8% during the current fiscal year to $2,025,739,000 from $1,879,950,000 in 2005. Excluding the negative impact of foreign currency translations (1%), net sales increased 9%. Worldwide sales of reconstructive devices increased 10% to $1,379,420,000 in fiscal 2006 compared to $1,254,234,000 in 2005. Factors contributing to this increase include incremental volume and product mix (11%), offset by currency translation (1%). During the current year, worldwide dental reconstructive product sales increased 14%, knee and extremity sales increased 12%, hip sales increased 9% and bone cement and accessory sales decreased 5%. Bone cement and accessory sales were negatively impacted by the loss of the Company’s primary bone cement supplier during the year. The Company introduced its own bone cement during the year and anticipates recapturing some of its lost market share.

Fixation sales increased 2% during fiscal 2006 to $251,360,000 from $246,730,000 in 2005. Increased volume and product mix (3%) offset by pricing decreases (1%), accounted for this increase. Worldwide sales of craniomaxillofacial products, including bone substitutes, increased 12%, internal fixation devices increased 6%, electrical stimulation devices decreased 2% and external fixation devices decreased 7%. The combination and management of the Interpore and EBI salesforces continues to have a negative impact on sales in the fixation, spinal and softgoods and bracing market segments. In July 2006, the Company named a new management team at its EBI subsidiary and accelerated its time frame for converting this business unit’s name to Biomet.

Spinal sales increased 4% to $221,964,000 in fiscal 2006 compared to $214,039,000 in 2005. Incremental volume and product mix accounted for this increase. Worldwide sales of spinal hardware, including orthobiologics, increased 6%, while spinal stimulation product sales decreased 3%.

Sales of the Company’s other products increased 5% to $172,995,000 in fiscal 2006 from $164,947,000 in 2005. Factors contributing to this increase included pricing increases (1%) and incremental volume and product mix (5%), offset by negative currency translation (1%). Worldwide sales of arthroscopy products increased 12%, general surgical instrumentation increased 4%, while softgoods and bracing products decreased 3%.

Sales in the United States increased 7% to $1,325,113,000 during the current fiscal year compared to $1,238,727,000 last year. Components of this increase were incremental volume and product mix (6%) and positive pricing environment (1%). European sales increased 7% to $520,660,000 during the current fiscal year from $487,991,000 in 2005. Components of this increase were incremental volume and product mix (12%), offset by pricing decreases (mainly in bone cements) (1%) and negative currency translation (4%). The Company anticipates foreign currency translations will positively influence sales during fiscal 2007. Sales in Rest of World increased 17% to $179,966,000 this year from $153,232,000 last year. Components of this increase were incremental volume and product mix (19%), offset by pricing decreases (1%) and negative currency translation (1%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 39% for the current fiscal year in local currency.

Gross Profit – The Company’s gross profit increased 7% to $1,443,669,000 in fiscal 2006 from $1,346,854,000 in 2005. The gross profit margin decreased to 71.3% of sales in fiscal 2006 compared to 71.6% in 2005. The components of this change are an increase of 1.3% relating to the impact of inventory step-up from acquisitions on last year’s cost of goods sold, offset by a decrease of 0.3% due to an unanticipated, retroactive price increase from the supplier of Biomet’s antibiotic delivery system in Europe, additional expenses of 0.2% related to the Company’s review and reorganization of its EBI operations and discontinuation of the Acumen Surgical Navigation product line, 0.5% from average selling price decreases in Japan, Australia and Korea and 0.6% from higher growth rates in foreign sales, where gross margins are lower, versus domestic sales.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 8% in fiscal 2006 to $750,428,000 compared to $694,254,000 last year. This increase results from increased commission expense on higher sales (2.8%), the direct to consumer advertising that commenced during the second quarter of fiscal year 2006 (1.4%), additional expenses in connection with the separation package payable to former President and CEO Dane A. Miller, Ph.D. (1.3%), additional expenses related to the Company’s review and reorganization of its EBI operations, discontinuation of the Acumen Surgical Navigation product line and the write off of its investment in Z-KAT, Inc. (0.9%) and an increase in marketing and general and administrative expenses (1.6%). As a percent of sales, selling, general and administrative expenses were 37.1% in fiscal 2006 compared to 36.9% in fiscal 2005.

Research and Development Expense – Research and development expense increased 7% during the current year to $84,914,000 compared to $79,696,000 in 2005. The increase includes the $2.6 million paid for a cross-licensing and settlement agreement between Biomet Biologics, Inc. and Cytomedix, Inc. In addition, the increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2006 and 2005.

Operating Income – Operating income increased 11% during fiscal 2006 to $608,327,000 from $546,884,000 in 2005. U.S. operating income increased 2% to $519,536,000 from $507,690,000, reflecting solid sales growth for higher-margin product lines, offset by the additional expenses discussed above. European operating income increased 2% to $77,927,000 compared to $76,566,000 in 2005. The growth in Europe operating income was negatively affected by a reduction in gross margins and higher selling expenses for the Company’s dental products, but reflects solid sales growth, higher gross margins (primarily related to the elimination in fiscal 2006 of inventory step-up costs

*	For purposes of this Management’s Discussion and Analysis, the fiscal period is June 1 – May 31.

Management’s Discussion & Analysis of Financial Condition & Results of Operations (continued)

recognized in fiscal 2005) and lower selling expenses for the rest of the Company’s products. Rest of World operating income decreased 16% to $10,864,000 in fiscal 2006 from $12,898,000 in 2005. This decline reflects higher selling expenses due to expanding salesforces and increased expenses to meet additional regulatory requirements in Japan, including support of new product introductions.

Other Income, Net – Other income, net increased during the current year to $2,874,000 from $2,816,000 in 2005. Other income increased 22% to $14,248,000 from $11,677,000, while interest expense increased 28% to $11,374,000 from $8,861,000. As interest rates increased during fiscal 2006, investment income, as well as interest expense increased. In addition, during fiscal 2006, investment income increased as the Company’s cash and investments increased. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes increased to $205,057,000, or 33.5% of income before income taxes for fiscal 2006 compared to $198,084,000 or 36.0% of income before income taxes last year. The effective income tax rate decreased primarily as a result of a $26 million write-off of in-process research and development last year, in connection with the Interpore acquisition not being tax affected. In addition, the tax rate benefited from the new Qualified Production Activities Deduction in the U.S. and continued expansion of operations in lower tax jurisdictions.

Net Income – The factors mentioned above resulted in a 16% increase in net income to $406,144,000 for fiscal 2006 from $351,616,000 in 2005. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in an 18% increase in basic earnings per share for 2006 to $1.64 compared to $1.39 in 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales – Net sales increased 16% during fiscal 2005 to $1,879,950,000 from $1,615,253,000 in 2004. Excluding the positive impact of foreign currency translations (2%), net sales increased 14%. Worldwide sales of reconstructive devices increased 19% to $1,254,234,000 in fiscal 2005 compared to $1,052,865,000 in 2004. Factors contributing to this increase included currency translation (3%), pricing increases (2%) and incremental volume and product mix (14%). During fiscal 2005, worldwide bone cement sales increased 30%, knee sales increased 25%, dental reconstructive product sales increased 16%, extremity sales increased 13% and hip sales increased 11%.

Fixation sales decreased slightly during fiscal 2005 to $246,730,000 from $248,821,000 in 2004. Decreased volume and product mix (2%) offset by positive currency translation (1%) accounted for this decrease. Worldwide sales of craniomaxillofacial products, including bone substitutes, increased 7%, electrical stimulation devices decreased 5%, internal fixation devices increased 1% and external fixation devices decreased 4%. Fixation sales have been negatively impacted by the combination of the Interpore and EB1 salesforces, and at the same time the integration of Biomet’s internal fixation salesforce into EBI’s fixation salesforce.

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

Sales in the United States increased 15% to $1,238,727,000 during fiscal 2005 compared to $1,079,532,000 in 2004. Components of this increase were incremental volume and product mix (13%) and positive pricing environment (2%). European sales increased 17% to $487,991,000 during fiscal 2005 from $418,328,000 in 2004. Components of this increase were positive currency translation (7%) and incremental volume and product mix (10%). Sales in Rest of World increased 31% to $153,232,000 in fiscal 2005 from $117,393,000 in 2004. Components of this increase were positive currency translation (4%) and incremental volume and product mix (27%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 37% for fiscal 2005 in local currency.

Gross Profit – The Company’s gross profit increased 17% to $1,346,854,000 in fiscal 2005 from $1,153,751,000 in 2004. The gross profit margin increased to 71.6% of sales in fiscal 2005 compared to 71.5% in 2004. This improvement was realized through a 1% increase in selling prices and improved manufacturing efficiencies, offset by $21.8 million of additional expense in fiscal 2005 as compared to fiscal 2004 as a result of an inventory step-up charge recognized in connection with the purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture and the Interpore acquisition.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 17% in fiscal 2005 to $694,254,000 compared to $595,234,000 in fiscal 2004. This increase resulted from increased commission expense on higher sales (8%) and an increase in marketing and general and administrative expenses (9%). As a percent of sales, selling, general and administrative expenses were 36.9% in both fiscal 2005 and 2004.

Management’s Discussion & Analysis of Financial Condition & Results of Operations (continued)

Research and Development Expense – Research and development expense increased 25% during fiscal 2005 to $79,696,000 compared to $63,636,000 in 2004. The increase reflected the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2005 compared to 3.9% in fiscal 2004.

In-Process Research and Development – In connection with the Interpore acquisition, the Company assigned $26,020,000 to in-process research and development, which was written off as of the acquisition date.

Operating Income – Operating income increased 11% during fiscal 2005 to $546,884,000 from $493,631,000 in 2004. U.S. operating income increased 14% to $507,690,000 from $443,862,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 56% to $76,566,000 compared to $49,228,000 in 2004. Rest of World operating income increased 204% to $12,898,000 in fiscal 2005 from $4,241,000 in 2004. The growth in both Europe and Rest of World operating income reflects solid sales growth, higher gross margins, lower selling expenses and improved foreign currency translation.

Other Income, Net – Other income, net decreased during fiscal 2005 to $2,816,000 from $15,165,000 in 2004. Other income decreased 38% to $11,677,000 from $18,702,000, while interest expense increased 151% to $8,861,000 from $3,537,000. During the fourth quarter of fiscal 2004, the Company recorded a $3,362,000 gain on the disposition of an equity investment. Excluding this gain, other income decreased 24% mainly due to the cash used in the acquisitions of Merck KGaA’s 50% interest in the Biomet Merck joint venture and Interpore acquisition. Interest expense increased as a result of the $200 million 36-month revolving credit facility entered into and utilized to fund the Interpore acquisition. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes increased to $198,084,000, or 36.0% of income before income taxes for fiscal 2005 compared to $176,098,000 or 34.6% of income before income taxes last year. The effective income tax rate increased primarily as a result of a $26 million write-off of in-process research and development in connection with the Interpore acquisition not being tax affected, offset by continued expansion of operations in lower tax jurisdictions.

Net Income – The factors mentioned above resulted in an 8% increase in net income to $351,616,000 for fiscal 2005 from $325,627,000 in 2004. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in a 9% increase in basic earnings per share for 2005 to $1.39 compared to $1.27 in 2004. The purchase of Interpore did not have a significant impact on net income, as the expense associated with the amortization of intangibles and reduced investment income were offset by the additional income associated with the sale of Interpore’s products.

Liquidity & Capital Resources

The Company’s cash and investments increased to $225,471,000 at May 31, 2006, from $177,074,000 at May 31,2005. Net cash from operating activities was $413,470,000 in fiscal 2006 compared to $410,920,000 in 2005. The principal sources of cash from operating activities were net income of $406,144,000 and non-cash charges of depreciation and amortization of $82,177,000. The principal use of cash includes an increase in accounts receivable and inventory of $31,284,000 and $69,728,000, respectively. Accounts receivable and inventory continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth.

Cash flows used in investing activities were $99,065,000 in fiscal 2006 compared to $360,682,000 in 2005. The primary uses of cash for investing activities in fiscal 2006 were purchases of investments and capital expenditures, offset by sales and maturities of investments. Major capital expenditures for the year were expansion of manufacturing facilities in New Jersey and Florida, and purchases of instruments outside the United States to support new product launches and sales growth. Cash flows used in investing activities included the acquisition of Interpore in fiscal 2005.

Cash flows used in financing activities were $257,594,000 in fiscal 2006 compared to $98,270,000 in 2005. The primary uses of funds during the current year were the share repurchase programs, in which $215,430,000 was used to purchase 5,986,000 Common Shares of the Company, and a cash dividend of $0.25 per share paid on July 22, 2005, to shareholders of record on July 15,2005. The source of funds from financing activities was proceeds on the exercise of stock options. On June 28, 2006, the Company’s Board of Directors announced a cash dividend of $0.30 per share payable on July 21, 2006, to shareholders of record at the close of business on July 14, 2006.

At May 31, 2006, the Company has three lines of credit outstanding: 1) a 36-month revolving credit facility in the amount of $200 million; 2) a European line of credit in the amount of EUR 100 million ($126 million); and 3) a Japanese line of credit in the amount of YEN 4.5 billion ($39.5 million). The total amount available under these lines of credit at May 31, 2006, is approximately $92 million.

The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company’s investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. The Company anticipates that its use of cash for capital expenditures in fiscal 2007 will be reduced slightly from fiscal 2006. The Company

Management’s Discussion & Analysis of Financial Condition & Results of Operations (concluded).

intends to continue to pursue strategic acquisition candidates. The Company is confident about the growth prospects in its markets and intends to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $350 million over the next two fiscal years for capital expenditures and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds and cash flows generated from future operations. The Company has no off-balance sheet financial arrangements and no material long-term contractual financial obligations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note B of the Notes to Consolidated Financial Statements. In management’s opinion, the Company’s critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, and accrued insurance.

Revenue Recognition – For the majority of the Company’s products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer’s final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. In addition, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the assumptions used in estimating pricing adjustments or the financial condition of our customers were to deteriorate, resulting in an impairment of the Company’s ability to collect its net receivables, additional allowances may be required which would affect our future operating results.

Excess and Obsolete Inventory – In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. The Company must make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Goodwill and Other Intangible Assets – In assessing the recoverability of the Company’s intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Accrued Insurance – As noted in Note M of the Notes to Consolidated Financial Statements, the Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company. Product liability claims are routinely reviewed by the Company’s insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future.

Recent Accounting Pronouncements – Information about recent accounting pronouncements and their effect on the Company can be found in Note B of the Notes to Consolidated Financial Statements.

Quarterly Results.

(in thousands, except earnings per share)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2006
Net sales	$484,903	$494,690	$506,254	$539,892	$2,025,739
Gross profit	350,408	355,079	363,193	374,988	1,443,668
Net income	100,299	101,278	106,065	98,502	406,144
Earnings per share:
Basic	.40	.41	.43	.40	1.64
Diluted	.40	.41	.43	.40	1.63

2005
Net sales	$438,160	$456,674	$482,023	$503,093	$1,879,950
Gross profit	312,188	325,559	343,955	365,152	1,346,854
Net income	60,433	91,199	96,784	103,200	351,616
Earnings per share:
Basic	.24	.36	.38	.41	1.39
Diluted	.24	.36	.38	.41	1.38

2004
Net sales	$370,319	$387,561	$410,185	$447,188	$1,615,253
Gross profit	264,701	278,771	294,193	316,086	1,153,751
Net income	76,478	82,692	86,600	79,857	325,627
Earnings per share:
Basic	.30	.32	.34	.31	1.27
Diluted	.30	.32	.34	.31	1.27

•	Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

•	Net income for the fourth quarter of fiscal 2006 was adversely impacted by pre-tax charges of $9 million in connection with the separation package payable to former President and CEO Dane A. Miller, Ph.D.; $5.4 million for expenses related to the Company’s review and reorganization of its EBI operations; $4.8 million related to the discontinuation of the Acumen Surgical Navigation product line and the Company’s investment in Z-KAT, Inc.; and $2.6 million for a cross-licensing and settlement agreement between Biomet Biologics, Inc. and Cytomedix, Inc.

•	Net income for the first quarter of fiscal 2005 was adversely impacted by a $26 million charge as a result of in-process research and development in connection with the Interpore acquisition.

•	Net income for the fourth quarter of fiscal 2004 was adversely impacted by a $25 million pre-tax charge as a result of a change in the Company’s estimate for bad debt allowance on its domestic insurance receivables.

Item 7A. Quantitative & Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million. The Company also maintains unsecured lines of credit in countries in which it has significant intercompany transactions in an effort to minimize currency rate risks. At May 31, 2006 and 2005, the Company had lines of credit of EUR 100 million ($126 million) and EUR 100 million ($129 million), respectively, in Europe and YEN 4.5 billion ($39.5 million) and YEN 4.3 billion ($41 million), respectively, in Japan. Outstanding borrowings under all lines of credit bear interest at a variable rate of the lender’s interbank rate plus an applicable margin and, accordingly, changes in interest rates would impact the Company’s cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company’s non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit, debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated ($136,000) and ($360,000) for the years ended May 31, 2006 and 2005, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2006 and 2005, aggregated ($19,000) and ($5,000), respectively.

Based on the Company’s overall interest rate exposure at May 31, 2006, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2006, would not have a material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at May 31, 2006, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of May 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of May 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 31.

Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting.

To the Board of Directors and Shareholders of Biomet, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biomet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Biomet, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biomet, Inc. as of May 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006 and our report dated July 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 28, 2006

Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Shareholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biomet Inc.’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 28, 2006

Biomet, Inc. & Subsidiaries Consolidated Balance Sheets.

At May 31,

(in thousands, except par value)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$160,963	$104,706
Investments	6,380	10,962
Accounts and notes receivable, less allowance for doubtful receivables (2006 – $69,134 and 2005 – $59,513)	507,883	479,745
Inventories	534,515	469,791
Deferred income taxes	73,345	72,732
Prepaid expenses and other	32,342	35,980

Total current assets	1,315,428	1,173,916

Property, plant and equipment:
Land and improvements	24,944	24,297
Buildings and improvements	154,101	145,928
Machinery and equipment	476,387	404,173

	655,432	574,398
Less, Accumulated depreciation	297,800	251,511

Property, plant and equipment, net	357,632	322,887

Investments	58,128	61,406
Goodwill	441,397	435,621
Other intangible assets	79,498	87,835
Other assets	11,839	14,912

Total assets	$2,263,922	$2,096,577

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$276,561	$282,193
Accounts payable	62,276	57,021
Accrued income taxes	6,356	9,725
Accrued wages and commissions	63,279	62,171
Other accrued expenses	111,960	90,281

Total current liabilities	520,432	501,391

Deferred income taxes	26,991	31,255

Total liabilities	547,423	532,646

Commitments and contingencies (Note M)

Shareholders’ equity:
Preferred shares, $100 par value: Authorized 5 shares; none issued	—	—
Common shares, without par value: Authorized 500,000 shares; issued and outstanding 2006 – 244,976 shares and 2005 – 249,879 shares	206,633	188,162
Additional paid-in capital	72,839	67,613
Retained earnings	1,419,297	1,284,905
Accumulated other comprehensive income	17,730	23,251

Total shareholders’ equity	1,716,499	1,563,931

Total liabilities and shareholders’ equity	$2,263,922	$2,096,577

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Income.

For the years ended May 31,

(in thousands, except per share amounts)

	2006	2005	2004
Net sales	$2,025,739	$1,879,950	$1,615,253
Cost of sales	582,070	533,096	461,502

Gross profit	1,443,669	1,346,854	1,153,751
Selling, general and administrative expenses	750,428	694,254	595,234
Research and development expense	84,914	79,696	63,636
In-process research and development	—	26,020	1,250

Operating income	608,327	546,884	493,631
Other income, net	14,248	11,677	18,702
Interest expense	(11,374)	(8,861)	(3,537)

Income before income taxes and minority interest	611,201	549,700	508,796
Provision for income taxes	205,057	198,084	176,098

Income before minority interest	406,144	351,616	332,698
Minority interest	—	—	7,071

Net income	$406,144	$351,616	$325,627

Earnings per share:
Basic	$1.64	$1.39	$1.27
Diluted	1.63	1.38	1.27

Shares used in the computation of earnings per share:
Basic	247,576	252,387	255,512
Diluted	248,430	254,148	257,204

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Shareholders’ Equity.

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(in thousands, except per share amounts)	Number	Amount
Balance at June 1, 2003	257,489	$141,931	$54,081	$1,100,462	$(10,340)	$1,286,134

Net income	—	—	—	325,627	—	325,627
Change in unrealized holding value on investments, net of $71 tax effect	—	—	—	—	133	133
Reclassification adjustment for losses included in net income, net of $158 tax effect	—	—	—	—	(294)	(294)
Currency translation adjustments	—	—	—	—	12,384	12,384

Comprehensive income	—	—	—	—	—	337,850

Exercise of stock options	1,921	28,208	—	—	—	28,208
Tax benefit from exercise of stock options	—	—	5,953	—	—	5,953
Purchase of shares	(5,148)	(2,838)	(1,083)	(168,803)	—	(172,724)
Cash dividends ($.15 per common share)	—	—	—	(38,604)	—	(38,604)
Other	—	—	1,393	—	—	1,393

Balance at May 31, 2004	254,262	167,301	60,344	1,218,682	1,883	1,448,210

Net income	—	—	—	351,616	—	351,616
Change in unrealized holding value on investments, net of $76 tax effect	—	—	—	—	142	142
Reclassification adjustment for losses included in net income, net of $76 tax effect	—	—	—	—	141	141
Currency translation adjustments	—	—	—	—	21,085	21,085

Comprehensive income	—	—	—	—	—	372,984

Exercise of stock options	1,360	24,640	—	—	—	24,640
Tax benefit from exercise of stock options	—	—	6,779	—	—	6,779
Purchase of shares	(5,743)	(3,779)	(1,362)	(234,522)		(239,663)
Cash dividends ($.20 per common share)	—	—	—	(50,871)	—	(50,871)
Other	—	—	1,852	—	—	1,852

Balance at May 31, 2005	249,879	188,162	67,613	1,284,905	23,251	1,563,931

Net income	—	—	—	406,144	—	406,144
Change in unrealized holding value on investments, net of $591 tax effect	—	—	—	—	1,098	1,098
Reclassification adjustment for losses included in net income, net of $366 tax effect	—	—	—	—	(678)	(678)
Currency translation adjustments	—	—	—	—	(5,941)	(5,941)

Comprehensive income	—	—	—	—	—	400,623

Exercise of stock options	1,083	23,002	—	—	—	23,002
Tax benefit from exercise of stock options	—	—	5,224	—	—	5,224
Purchase of shares	(5,986)	(4,531)	(1,620)	(209,279)	—	(215,430)
Cash dividends ($.25 per common share)	—	—	—	(62,473)	—	(62,473)
Other	—	—	1,622	—	—	1,622

Balance at May 31, 2006	244,976	$206,633	$72,839	$1,419,297	$17,730	$1,716,499

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Cash Flows.

For the years ended May 31,

(in thousands)

	2006	2005	2004
Cash flows from (used in) operating activities:
Net income	$406,144	$351,616	$325,627
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71,976	61,781	52,461
Amortization	10,201	7,821	5,757
Write-off of in-process research and development	—	26,020	1,250
Minority interest	—	—	7,071
Other	1,130	(19)	(214)
Deferred income taxes	(5,102)	3,250	(13,686)
Tax benefit from exercise of stock options	5,224	6,779	5,953
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(31,284)	16,265	(29,955)
Inventories	(69,728)	(42,188)	2,888
Accounts payable	4,030	(5,927)	10,949
Other	20,879	(14,478)	17,988

Net cash from operating activities	413,470	410,920	386,089

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	77,400	62,344	236,360
Purchases of investments	(68,621)	(57,890)	(119,819)
Capital expenditures	(108,912)	(97,372)	(61,342)
Acquisitions, net of cash acquired	—	(266,229)	(307,475)
Other	1,068	(1,535)	(1,205)

Net cash used in investing activities	(99,065)	(360,682)	(253,481)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings	(2,693)	167,624	(11,487)
Issuance of shares	23,002	24,640	28,208
Cash dividends	(62,473)	(50,871)	(38,604)
Purchase of common shares	(215,430)	(239,663)	(172,724)

Net cash used in financing activities	(257,594)	(98,270)	(194,607)

Effect of exchange rate changes on cash	(554)	(6,505)	(4,408)

Increase (decrease) in cash and cash equivalents	56,257	(54,537)	(66,407)
Cash and cash equivalents, beginning of year	104,706	159,243	225,650

Cash and cash equivalents, end of year	$160,963	$104,706	$159,243

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,342	$8,666	$3,657
Income taxes	216,431	196,295	176,374

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

Basis of Presentation – The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, the “Company”). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. All significant intercompany accounts and transactions are eliminated. Investments in affiliates in which the Company does not have the ability to significantly influence the operations are accounted for on the cost method, the carrying amount of which approximates market. Investments in affiliates in which the Company does have the ability to significantly influence the operations, but does not control, are accounted for using the equity method.

Use of Estimates – The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments.

Translation of Foreign Currency – Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries is recorded in cost of goods sold. Other foreign currency exchange gains and losses, which are not material, are included in other income, net.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments – Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Certificates of deposit with maturities greater than three months and less than one year are classified as short-term investments. Certificates of deposit with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value.

Concentrations of Credit Risk and Allowance for Doubtful Receivables – The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables and charges actual losses to the allowance when incurred. The Company invests the majority of its excess cash in certificates of deposit with financial institutions, money market securities, municipal, corporate and mortgage-backed securities and common stocks. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents or investments.

Inventories – Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

Goodwill – The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, among other things, requires that goodwill not be amortized but should be tested for impairment at least annually. In addition, the Company reviews goodwill for possible impairment by comparing the fair value of each reporting unit to its carrying amount annually. Based on the Company’s reviews, no impairment charges have been recorded.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note B: Accounting Policies, Continued.

Other Intangible Assets – Intangible assets consist primarily of developed technology and patents, trademarks and trade names, customer relationships and covenants not to compete and are carried at cost less accumulated amortization. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets is assessed annually to determine whether events and circumstances continue to support an indefinite life. Amortization of intangibles with a finite life is computed based on the straight-line method over periods ranging from 3 to 15 years. In addition, the Company reviews other intangible assets (indefinite life) for possible impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Income Taxes – Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $306 million at May 31, 2006) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note D.

Revenue Recognition – For the majority of the Company’s products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer’s final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in cost of goods sold.

Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) at May 31, 2006 and 2005 are as follows: (in thousands)

	2006	2005
Net unrealized holding loss on investments	$(2,049)	$(2,469)
Cumulative translation adjustment	19,779	25,720

	$17,730	$23,251

Stock-Based Compensation – As permitted by SFAS No. 123, the Company accounts for its employee stock options using the intrinsic value method. Accordingly, no compensation expense is recognized for the employee stock-based compensation plans. If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting in fiscal years 2006, 2005 and 2004, pro forma net income and earnings per share would have been as follows:

	2006	2005	2004
Net income as reported (in thousands)	$406,144	$351,616	$325,627
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects (in thousands)	(10,196)	(7,339)	(5,823)

Pro forma net income (in thousands)	$395,948	$344,277	$319,804

Earnings per share:
Basic, as reported	$1.64	$1.39	$1.27
Basic, pro forma	1.60	1.36	1.25

Diluted, as reported	1.63	1.38	1.27
Diluted, pro forma	1.59	1.35	1.24

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006, 2005 and 2004: (1) expected life of option of 5.27, 5.22 and 5.25 years; (2) dividend yield of .72%, .43% and .51%; (3) expected volatility of 32%, 33% and 34%; and (4) risk-free interest rate of 5.21%, 3.90% and 3.91%, respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note B: Accounting Policies, Concluded.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees are not expected to render the required service period and thus are forfeited. In April 2005, SEC release No. 33-8568 delayed the implementation of SFAS No. 123(R). The Company will adopt SFAS 123(R) on June 1, 2006 using the modified-prospective method and will not restate prior periods. SFAS 123(R) will apply to new options, as well as outstanding options as of June 1, 2006. Compensation expense for outstanding options which are not vested as of June 1, 2006 will be recognized over the remaining vesting period using compensation cost as previously calculated for pro forma disclosure and reporting purposes. The Company estimates the adoption of FASB 123(R) will reduce diluted earnings per share by $0.05-$0.06 during fiscal year 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense. SFAS No. 151 requires that fixed overhead production costs be applied to inventory at “normal capacity” and any excess fixed overhead production costs be charged to expense in the period in which they were incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on its financial position, results of operations, or cash flows when adopted in fiscal 2007.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48. At this time, the Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note C: Business Combinations.

On June 18, 2004, the Company acquired Interpore International Inc. (“Interpore”) for $266 million in cash. Based in Irvine, California, Interpore is focused on providing innovative products for spinal surgery. The primary reason for making the Interpore acquisition was to broaden the product portfolio the Company offers in the spinal market. Interpore’s three major product groups include spinal implants, orthobiologic products and minimally-invasive surgery products used by orthopedic surgeons and neurosurgeons in a wide range of applications. The purchase price of this acquisition exceeded the fair value of identifiable tangible and intangible assets. This reflects the strategic compatibility of the products and technologies of Interpore and EBI, which is expected to provide increased earnings power and an improved platform from which the combined entity can actively pursue growth opportunities in these product categories, both domestically and internationally. The Company accounted for this acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations.” Accordingly, Interpore’s results of operations have been included in the Company’s consolidated statements of income since the closing date, and its respective assets and liabilities were recorded at their estimated fair values in the Company’s consolidated balance sheets as of the closing date, with the excess purchase price being allocated to goodwill. Interpore’s net sales in 2003 were approximately $67.5 million.

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

The $26,020,000 assigned to in-process research and development was written off as of the acquisition date. With respect to the valuation of the Interpore in-process research and development expense, there were four projects valued. Net cash flows were forecasted to commence between 2005 and 2006, discount rates of 20% to 30% were used, and assumed additional research and development expenditures prior to the date of initial product introduction totaled approximately $2 million and approximately $1 million in 2005 and 2006, respectively. The major project, a total lumbar disc replacement, represented $18 million of the valuation. The total estimated additional expenditures have not changed to date, but the time table for getting the total lumbar disc replacement to market has been extended to 2012 or 2013 due to regulatory requirements. The weighted average amortization period for amortizable intangibles is 8 years. No amount of goodwill is expected to be deductible for tax purposes.

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

The Company completed its purchase price allocations for Interpore and Biomet Merck in accordance with U.S. generally accepted accounting principles. The process included interviews with management, review of the economics and competitive environment in which the companies operate and examination of assets, including historical performance and future prospects. The purchase price allocations were based on information then available to the Company, and expectations and assumptions deemed reasonable to the Company’s management. No assurances can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected.

Other Acquisitions – During fiscal 2006 and 2004, the Company completed several acquisitions of foreign distributors and/or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company’s consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $6.4 million in fiscal 2006 and $9.7 million in fiscal 2004.

Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company’s historical results.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note D: Investments.

At May 31, 2006, the Company’s investment securities were classified as follows:

(in thousands)

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$8,534	$—	$(551)	$7,983
Equity securities	19,307	618	(541)	19,384
Mortgage-backed securities	36,285	—	(2,679)	33,606

Total available-for-sale	64,126	618	(3,771)	60,973

Held-to-maturity:
Debt securities	2,961	—	(66)	2,895
Mortgage-backed obligations	74	—	—	74

Total held-to-maturity	3,035	—	(66)	2,969

Certificates of deposit	500	—	—	500

Total	$67,661	$618	$(3,837)	$64,442

At May 31, 2005, the Company’s investment securities were classified as follows:

(in thousands)

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$10,047	$—	$(356)	$9,691
Equity securities	22,288	1,099	(1,975)	21,412
Mortgage-backed securities	36,670	2	(2,569)	34,103

Total available-for-sale	69,005	1,101	(4,900)	65,206

Held-to-maturity:
Debt securities	4,955	—	(22)	4,933
Mortgage-backed obligations	107	—	—	107

Total held-to-maturity	5,062	—	(22)	5,040

Certificates of deposit	2,100	—	—	2,100

Total	$76,167	$1,101	$(4,922)	$72,346

Proceeds from sales of available-for-sale securities were $71,118,000, $58,050,000 and $178,165,000 for the years ended May 31, 2006, 2005 and 2004, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2006, 2005 and 2004. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2006, gross realized gains and (losses) on sales of available-for-sale securities were $2,380,000 and $(2,107,000), respectively. For the year ended May 31, 2005, gross realized gains and (losses) on sales of available-for-sale securities were $918,000 and $(899,000), respectively. For the year ended May 31, 2004, gross realized gains and (losses) on sales of available-for-sale securities were $1,669,000 and $(1,455,000), respectively. The Company’s investment securities at May 31, 2006 include $5,880,000 of debt securities, and $500,000 of certificates of deposits all maturing within one year, and $5,064,000 of debt securities and $33,680,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:

(in thousands)

	2006	2005	2004
Interest income	$6,851	$4,191	$8,271
Dividend income	1,905	1,890	2,150
Net realized gains	5,617	1,785	3,576

Total	$14,373	$7,866	$13,997

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note E: Inventories.

Inventories at May 31, 2006 and 2005 consist of the following:

(in thousands)

	2006	2005
Raw materials	$71,126	$50,676
Work-in-progress	48,416	56,610
Finished goods	225,997	200,041
Consigned distributor	188,976	162,464

Total	$534,515	$469,791

Reserves for excess and slow-moving inventory at May 31, 2006 and 2005 were $99,427,000 and $93,046,000, respectively.

Note F: Goodwill and Other Intangible Assets.

The following table summarizes the changes in the carrying amount of goodwill for the year ended May 31, 2006:

(in thousands)

	United States	Europe	Rest of World	Total
Balance at May 31, 2004	$76,403	$181,578	$4,087	$262,068
Goodwill acquired	169,596	—	—	169,596
Currency translation	—	3,443	514	3,957

Balance at May 31, 2005	245,999	185,021	4,601	435,621

Goodwill acquired	—	6,409	—	—
Currency translation	—	(752)	119	5,776

Balance at May 31, 2006	$245,999	$190,678	$4,720	$441,397

The components of identifiable intangible assets are as follows as of May 31:

(in thousands)

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Developed technology and patents	$50,658	$15,102	$49,215	$10,943
Trademarks and trade names	3,599	765	3,599	453
Customer relationships	16,734	5,858	16,670	2,808
Covenants not to compete	3,974	1,639	4,055	923
Other	923	526	923	260

	75,888	23,890	74,462	15,387

Intangible assets not subject to amortization:
Trademarks and trade names	27,500	—	28,760	—

Total identifiable intangible assets	$103,388	$23,890	$103,222	$15,387

Total amortization expense for finite-lived intangible assets was $10,201,000, $7,821,000 and $5,757,000 in 2006, 2005 and 2004, respectively, and was recorded as part of selling, general and administrative expense. The weighted average amortization lives for the covenants not to compete, developed technology and patents, trademarks and trade names, and customer relationships are 5 years, 10 years, 10 years and 15 years, respectively. The weighted average amortization life of these intangible assets on a combined basis is 9 years. Estimated annual amortization expense for the years ended May 31, 2007 through 2011 is $8.7 million.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note G: Debt.

At May 31,2006 and 2005, short-term borrowings consist of the following:

(in thousands)

	2006	2005
Bank line of credit	$180,000	$180,000
Bank line of credit – Biomet Europe	57,037	61,565
Bank line of credit – Biomet Japan	39,524	40,628

Total	$276,561	$282,193

In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million due in June 2007. Interest is payable monthly at the applicable LIBOR Rate plus .375%. The Company also pays a quarterly facility fee of .125%. The interest rate at May 31, 2006 was 5.47%. Biomet Europe has a EUR 100 million ($126 million at May 31, 2006) unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 3.1% and 2.65% at May 31, 2006 and 2005, respectively). Biomet Japan has a YEN 4.5 billion ($39.5 million at May 31, 2006) unsecured line of credit with major Japanese banks. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 1.03% and 1.01% at May 31, 2006 and 2005, respectively).

Note H: Team Member Benefit Plans.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company has historically contributed up to 3% of an eligible Team Member’s compensation. The amounts expensed under this plan for the years ended May 31, 2006, 2005 and 2004 were $6,603,000, $5,849,000 and $5,759,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401 (k) of the Internal Revenue Code. The Company currently matches up to 75% of the Team Member’s contribution up to a maximum of 5% of the Team Member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2006, 2005 and 2004 were $6,319,000, $5,472,000 and $4,586,000, respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note I: Stock Option Plans.

The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2006, the only plan with shares available for grant is the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Compensation and Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The option price for options granted to all other employees, distributors and non-employee directors is an amount per share not less than the fair market value per share on the date of granting the option. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee’s separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2006, 2005 and 2004, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2003	7,792,141	$20.93
Granted	1,892,270	34.45
Exercised	(1,982,116)	15.45
Terminated	(344,926)	20.75

Outstanding, May 31, 2004	7,357,369	25.89
Granted	2,407,505	42.44
Exercised	(1,326,339)	19.21
Terminated	(374,700)	24.99

Outstanding, May 31, 2005	8,063,835	31.86
Granted	2,878,601	35.01
Exercised	(1,172,179)	22.76
Terminated	(607,301)	34.59

Outstanding, May 31, 2006	9,162,956	$33.84

Options outstanding at May 31, 2006, are exercisable at prices ranging from $11.14 to $48.27 and have a weighted average remaining contractual life of 7.2 years. At May 31, 2006 there were 4,618,962 shares available for future option grants. The following table summarizes information about stock options outstanding at May 31, 2006.

Range of Exercise Price	Number Outstanding at May 31, 2006	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2006	Weighted Average Exercise Price
$11.14 – 20.00	169,542	0.8 years	$13.62	160,398	$13.44
20.01 – 30.00	2,570,541	5.3 years	26.09	752,735	26.03
30.01 – 40.00	4,398,451	8.3 years	34.99	349,862	35.20
40.01 – 48.27	2,024,422	7.5 years	42.89	310,376	42.55

	9,162,956			1,573,371

At May 31, 2005 and 2004, there were exercisable options outstanding to purchase 1,540,773 and 1,781,383 shares, respectively, at weighted average exercise prices of $23.20 and $20.27, respectively. The weighted average fair value of options granted during the fiscal years ended May 31, 2006, 2005, and 2004 was $12.57, $11.87, and $11.03, respectively.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note J: Shareholders’ Equity & Earnings Per Share.

The Company announced a cash dividend of thirty cents ($0.30) per share, payable July 21, 2006 to shareholders of record at the close of business on July 14, 2006.

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

Note K: Income Taxes.

The components of income before income taxes are as follows:

(in thousands)

	2006	2005	2004
United States operations	$531,001	$490,252	$468,701
Foreign operations	80,200	59,448	40,095

Total	$611,201	$549,700	$508,796

The provision for income taxes is summarized as follows:
(in thousands)

	2006	2005	2004
Current:
Federal	$171,339	$161,971	$156,925
State, including Puerto Rico	19,012	19,927	20,865
Foreign	19,808	12,936	11,994

	210,159	194,834	189,784
Deferred	(5,102)	3,250	(13,686)

Total	$205,057	$198,084	$176,098

Effective tax rate	33.5%	36.0%	34.6%

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2006	2005	2004
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal reduction	1.7	2.0	2.1
Foreign income taxes at rates different from the U.S. statutory rate	(.9)	(1.3)	(.4)
Tax benefit relating to operations in Puerto Rico	(.6)	(.2)	(.2)
Tax credits	(.3)	(.4)	(.7)
Tax benefit relating to U.S. export sales	(1.2)	(.6)	(.5)
In-process research and development	—	1.7	—
Other	(.2)	(.2)	(.7)

Effective tax rate	33.5%	36.0%	34.6%

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note K: Income Taxes, Concluded.

The components of the net deferred tax asset and liability at May 31, 2006 and 2005 are as follows:

(in thousands)

	2006	2005
Current deferred tax asset:
Accounts and notes receivable	$19,541	$19,730
Inventories	43,480	40,875
Accrued expenses	10,324	12,127

Current deferred tax asset	$73,345	$72,732

Long-term deferred tax asset (liability):
Depreciation	$(11,296)	$(12,202)
Financial accounting basis of net assets of acquired companies different than tax basis	(12,100)	(12,681)
Other	(3,595)	(6,372)

Long-term deferred tax liability	$(26,991)	$(31,255)

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

Net sales growth by geographic segment and product category are as follows:

(in thousands)

	2006			2005
	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies
Net sales to customers:
United States	7%	—%	7%	15%	—%	15%
Europe	7	4	11	17	7	10
Rest of World	17	1	16	31	4	27
Total	8%	1%	9%	16%	2%	14%

Product category sales growth:
Reconstructive products	10%	1%	11%	19%	3%	16%
Fixation devices	2	0	2	(1)	1	(2)
Spinal products	4	0	4	34	1	33
Other products	5%	1%	6%	7%	1%	6%

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note L: Segment Data, Concluded.

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:

(in thousands)

	2006	2005	2004
Reconstructive products	$1,379,420	$1,254,234	$1,052,865
Fixation devices	251,360	246,730	248,821
Spinal products	221,964	214,039	159,927
Other products	172,995	164,947	153,640

	$2,025,739	$1,879,950	$1,615,253

Net sales to customers:
United States	$1,325,113	$1,238,727	$1,079,532
Europe	520,660	487,991	418,328
Rest of World	179,966	153,232	117,393

	$2,025,739	$1,879,950	$1,615,253

Operating income:
United States	$519,536	$507,690	$443,862
Europe	77,927	76,566	49,228
Rest of World	10,864	12,898	4,241

Current period impact of inventory step-up	—	(24,250)	(2,450)
Write-off of in-process research and development	—	(26,020)	(1,250)

	$608,327	$546,884	$493,631

Long-lived assets:
United States	$488,097	$475,087	$241,035
Europe	364,110	353,979	334,177
Rest of World	32,879	23,732	19,814

	$885,086	$852,798	$595,026

Capital expenditures:
United States	$48,175	$50,930	$26,833
Europe	47,023	38,008	26,068
Rest of World	13,714	8,434	8,441

	$108,912	$97,372	$61,342

Depreciation and amortization:
United States	$39,275	$29,273	$22,309
Europe	37,477	34,695	30,746
Rest of World	5,425	5,634	5,163

	$82,177	$69,602	$58,218

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (concluded).

Note M: Commitments & Contingencies.

Medical Insurance Plan – The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $150,000 per insured annually, as well as an additional annual aggregate of $60,000. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.

Liability Insurance – Since 1989, the Company has self-insured against product liability risks, with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company’s consolidated financial position.

Litigation – On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 Biomet received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as “Medtronic”) brought an action against EBI and Biomet alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. Medtronic’s complaint did not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of noninfringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. The litigation is in the early stages of discovery. The Company is vigorously defending this matter and intends to continue to do so.

On June 26, 2006 the Company announced that it had received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices (the “Subpoena”). The Subpoena requests documents from January 1, 2001 through the present date. The Company is aware of similar subpoenas directed to other companies in the orthopedics industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the Subpoena has currently been narrowed to a specific geographic region and specific product lines. It is the Company’s belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is the Company’s belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of the Company’s competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to the Company. Neither the Company, its independent distributor, nor its independent sales representative took any action in response to the e-mail, and the Company believes that no anticompetitive activity took place as a result of it. The Company requires compliance by its employees and its independent distributors with its Code of Business Conduct and Ethics and with applicable antitrust laws. The information provided herein is limited to the information available to the Company at the present time and the Company cannot offer any assurances as to the scope and final outcome of this investigation.

On an issue related to the subpoena received from the Antitrust Division of the U.S. Department of Justice, the Company has received two complaints in Class Action lawsuits alleging violations of the Sherman Antitrust Act. In addition, the Company is aware of other complaints that have been filed, but not served on the Company. The complaints also named various other companies in the orthopedics industry as defendants. The Company intends to vigorously defend this matter and believes that it has meritorious defenses to the claims being asserted.

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

Biomet, Inc. and Subsidiaries Schedule II – Valuation and Qualifying Accounts.

for the years ended May 31, 2006, 2005 and 2004

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts – describe		Deductions – describe		Balance at end of period
Allowance for doubtful receivables:
For the year ended May 31, 2006	$59,513	$21,725	$(351	)(C)	$11,753	(A)	$69,134

For the year ended May 31, 2005	$43,384	$29,116	$288 1,005	(B) (C)	$14,280	(A)	$59,513

For the year ended May 31, 2004	$18,742	$41,341	$1,195 223 (3,555	(B) (C) )(D)	$14,562	(A)	$43,384

Excess and obsolete inventory reserves:
For the year ended May 31, 2006	$93,046	$29,577	$(1,290	)(C)	$21,906	(E)	$99,427

For the year ended May 31, 2005	$81,655	$34,792	$2,984	(C)	$26,385	(E)	$93,046

For the year ended May 31, 2004	$80,467	$37,338	$2,259 (16,170	(C) )(D)	$22,239	(E)	$81,655

Notes:

(A)	Uncollectible accounts written off
(B)	Collection of previously written off accounts
(C)	Effect of foreign currency translation
(D)	Acquisitions
(E)	Inventory written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely notifying them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b) Management’s Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2006 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2006. Management’s report and the independent registered public accounting firm’s attestation report are included on pages 30 and 31, respectively, of this report and are incorporated herein by reference.

(c) Changes in Internal Control. During the fourth quarter of fiscal year 2006, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed in a current Report on Form 8-K during the forth quarter of fiscal year 2006 that was not previously reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding the background of directors, matters related to the Audit Committee and Section 16(a) compliance appears under the captions “Item I–Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which is incorporated herein by reference in response to this item.

Information regarding executive officers of the Company is included in Part I, Item 1 of this Report under the caption “Executive Officers of the Registrant.”

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

The Company has also adopted written charters for its Audit Committee and Nominating and Corporate Governance Committee, each of which is attached to the Proxy Statement and posted on the Company’s website www.biomet.com in the Corporate Governance section. A free copy of the charters may also be requested by contacting Biomet’s Investor Relations Department at P.O. Box 587, Warsaw, IN 46581-0587 or at (574) 372-1514.

Item 11. Executive Compensation.

The information included under the captions “Election of Directors – Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item. The “Report of the Compensation and Stock Option Committee” is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the captions “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under the Company’s stock-based incentive plans as of May 31, 2006 (in thousands, except exercise price per share):

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	9,162,956	$33.84	4,618,962
Equity compensation plans not approved by security holders	—	—	—

Total	9,162,956	$33.84	4,618,962

Further information about the Company’s stock-based incentive plans can be found in Note 1 to the financial statements contained in Item 8 of this report. The Company does not have any plans not approved by its shareholders.

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
Consolidated Balance Sheets as of May 31, 2006 and 2005
Consolidated Statements of Income for the years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended May 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2006.

BIOMET, INC.

By:	/s/ DANIEL P. HANN
Daniel P. Hann
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 11, 2006.

By:	/s/ NILES L. NOBLITT
Niles L. Noblitt, Chairman of the Board and Director

By:	/s/ JERRY L. FERGUSON
Jerry L. Ferguson, Vice-Chairman of the Board and Director

By:	/s/ DANE A. MILLER Dane A. Miller, Director

By:	/s/ DANIEL P. HANN
Daniel P. Hann, Interim President and Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ C. SCOTT HARRISON
C. Scott Harrison, Lead Director

By:	/s/ M. RAY HARROFF M. Ray Harroff, Director

By:	/s/ THOMAS F. KEARNS, JR. Thomas F. Kearns, Jr., Director

By:	/s/ SANDRA A. LAMB
Sandra A. Lamb, Director

By:	/s/ JERRY L. MILLER
Jerry L. Miller, Director

By:	/s/ KENNETH V. MILLER
Kenneth V. Miller, Director

By:	/s/ CHARLES E. NIEMIER
Charles E. Niemier, Director

By:	/s/ MARILYN TUCKER QUAYLE
Marilyn Tucker Quayle, Director

By:	/s/ L. GENE TANNER
L. Gene Tanner, Director

By:	/s/ GREGORY D. HARTMAN
Gregory D. Hartman, Senior Vice President - Finance (Principal Financial Officer)

By:	/s/ JAMES W. HALLER
James W. Haller, Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number Assigned in Regulation S-K, Item 601		Title of Exhibits
(2)		No exhibit

(3)	3.1	Amended Articles of Incorporation filed July 23, 1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

	3.2	Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983. (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

	3.3	Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by reference to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No. 0-12515).

	3.4	Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989. (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31,1990, File No. 0-12515).

	3.5	Amended and Restated Bylaws as Amended December 13, 1997. (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

(4)	4.1	Specimen certificate for Common Shares. (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

	4.2	Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K Report dated December 16, 1999, File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Biomet, Inc. Form 10-Q Quarterly Report dated January 13, 2003, File No. 0-12515).

(9)		No exhibit.

(10)	10.1	Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No. 0-12515).

	10.2	Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

	10.3	401(k) Profit Sharing Plan filed January 19, 1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

	10.4	Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan adopted August 3, 1998. (Incorporated by reference to Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

	10.5	Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

	10.6	Purchase and Substitution Agreement dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K current Report dated March 19, 2004, File No. 0-12515).

	10.7	Agreement and Plan of Merger dated March 7,2004 among Biomet, Inc., Laker Acquisition Corp. I and Interpore International, Inc. (Incorporated by reference to Exhibit 1 to Biomet, Inc. Form SC 13D General Statement of Acquisition of Beneficial Ownership dated March 17, 2004, File No. 0-12515).

	10.8	Credit Agreement dated as of June 18, 2004, by and among Biomet, Inc., Bank of America, N.A. and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated June 18, 2004, File No. 0-12515).

	10.9	Letter dated April 25, 2006 to Bart J. Doedens, M.D. describing compensation and relocation benefits.*

(11)		No exhibit.

(12)		No exhibit.

(13)		No exhibit.

(14)		No exhibit.

(16)		No exhibit.

(18)		No exhibit.

(21)	21.1	Subsidiaries of the Registrant.*

(22)		No exhibit.

(23)	23.1	Consent of Independent Registered Public Accounting Firm.*

(24)		No exhibit.

(31)	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith