Form 10-Q
period 2006-08-31
BIOMET INC
filed 2006-10-10
CIK 351346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 2006.

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

As of August 31, 2006, the registrant had 244,918,680 common shares outstanding.


BIOMET, INC.

CONTENTS

                                                                         Pages

  Part I.  Financial Information

    Item 1.  Financial Statements:

               Consolidated Balance Sheets                                 1-2

               Consolidated Statements of Income                             3

               Consolidated Statements of Cash Flows                         4

               Notes to Consolidated Financial Statements                  5-7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-9

    Item 3.  Quantitative and Qualitative Disclosure about
             Market Risks                                                   10

    Item 4.  Controls and Procedures                                        10

  Part II.   Other Information

      Item 2.  Legal Proceddings                                            11

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  11

      Item 4.  Submission of Matters to a Vote of Security Holders          12

      Item 6.  Exhibits                                                     12

  Signatures                                                                13

  Index to Exhibits                                                         14



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2006 and May 31, 2005
(in thousands)

ASSETS
                                                August 31,         May 31,
                                                    2006            2006
                                                -----------        -------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                     $  190,502       $  160,963
  Investments                                        6,386            6,380
  Accounts and notes receivable, net               493,639          507,883
  Inventories                                      559,985          534,515
  Deferred income taxes                             73,786           73,345
  Prepaid expenses and other                        36,715           32,342
                                                 ---------        ---------
      Total current assets                       1,361,013        1,315,428
                                                 ---------        ---------
Property, plant and equipment, at cost             682,260          655,432
    Less, Accumulated depreciation                 318,710          297,800
                                                 ---------        ---------
      Property, plant and equipment, net           363,550          357,632
                                                 ---------        ---------
Investments                                         60,688           58,128
Goodwill                                           442,118          441,397
Intangible assets, net                              77,485           79,498
Other assets                                        16,107           11,839
                                                 ---------        ---------
Total assets                                    $2,320,961       $2,263,922
                                                 =========        =========

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
at August 31, 2006 and May 31, 2005
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 August 31,         May 31,
                                                     2006            2006
                                                 -----------        -------
                                                 (Unaudited)
Current liabilities:
  Short-term borrowings                          $  272,894       $  276,561
  Accounts payable                                   57,165           62,276
  Accrued income taxes                               37,754            6,356
  Accrued wages and commissions                      58,668           63,279
  Other accrued expenses                            113,856          111,960
                                                  ---------        ---------
     Total current liabilities                      540,337          520,432

Long-term liabilities:
  Deferred income taxes                              27,450           26,991
                                                  ---------        ---------
     Total liabilities                              567,787          547,423
                                                  ---------        ---------

Contingencies

Shareholders' equity:
  Common shares                                     209,740          206,633
  Additional paid-in capital                         73,130           72,839
  Retained earnings                               1,445,554        1,419,297
  Accumulated other comprehensive income             24,750           17,730
                                                  ---------        ---------
     Total shareholders' equity                   1,753,174        1,716,499
                                                  ---------        ---------
Total liabilities and shareholders' equity       $2,320,961       $2,263,922
                                                  =========        =========

The accompanying notes are a part of the consolidated financial statements.


BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
for the three months ended August 31, 2006 and 2005
(Unaudited, in thousands, except per share data)


                                                         2006          2005
                                                         ----          ----

Net sales                                             $ 508,161     $ 484,903

Cost of sales                                           138,747       134,495
                                                       --------      --------
  Gross profit                                          369,414       350,408

Selling, general and
  administrative expenses                               190,010       178,182
Research and development expense                         24,361        20,816
                                                       --------      --------
  Operating income                                      155,043       151,410

Other income, net                                         1,113           558
                                                       --------      --------
  Income before income taxes                            156,156       151,968

Provision for income taxes                               53,326        51,669
                                                       --------      --------
  Net income                                          $ 102,830     $ 100,299
                                                       ========      ========
Earnings per share:
  Basic                                                    $.42          $.40
                                                           ====          ====
  Diluted                                                  $.42          $.40
                                                           ====          ====

Shares used in the computation
  of earnings per share:
  Basic                                                 244,881       249,582
                                                        =======       =======
  Diluted                                               244,881       250,656
                                                        =======       =======
Cash dividends per common share                            $.30          $.25
                                                           ====          ====

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2006 and 2005
(Unaudited, in thousands)

                                                           2006          2005
                                                           ----          ----
Cash flows from (used in) operating activities:
  Net income                                            $102,830      $100,299
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation                                        20,311        15,277
      Amortization                                         2,237         2,236
      Share-based payment expense                          4,226            --
      Loss on sale of investments, net                      (375)          (47)
      Deferred income taxes                               (1,039)       (1,425)
      Changes in current assets and liabilities:
        Accounts and notes receivable, net                13,995        15,276
        Inventories                                      (20,593)      (15,201)
        Prepaid expenses                                  (3,613)       (4,547)
        Accounts payable                                  (3,830)        3,034
        Accrued income taxes                              37,396        23,633
        Other                                            (14,399)       (6,705)
                                                         -------       -------
        Net cash from operating activities               137,146       131,830
                                                         -------       -------
Cash flows from (used in) investing activities:
  Proceeds from sales and maturities of investments        2,627        11,854
  Purchases of investments                                (3,718)       (8,454)
  Capital expenditures                                   (24,170)      (25,984)
  Other                                                   (2,445)          247
                                                         -------        ------
        Net cash used in investing activities            (27,706)      (22,337)
                                                         -------        ------
Cash flows from (used in) financing activities:
  Increase (decrease) in short-term borrowings, net       (1,605)        6,823
  Issuance of common shares                                3,284         2,798
  Cash dividends                                         (73,526)      (62,473)
  Purchase of common shares                               (7,268)      (35,447)
                                                         -------        ------
        Net cash used in financing activities            (79,115)      (88,299)
                                                         -------        ------
Effect of exchange rate changes on cash                     (786)       (1,507)
                                                         -------        ------
Increase in cash and cash equivalents                     29,539        19,687
Cash and cash equivalents, beginning of year             160,963       104,706
                                                         -------       -------
Cash and cash equivalents, end of period                $190,502      $124,393
                                                         =======       =======

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending
May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

The accompanying consolidated balance sheet at May 31, 2006, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Net sales of musculoskeletal products by product category are as follows for the three months ended August 31, 2006 and 2005:

                                                           2006        2005
                                                           ----        ----
                                                            (in thousands)

     Reconstructive Products                             $351,737    $323,815
     Fixation Devices                                      60,873      64,179
     Spinal Products                                       51,933      55,326
     Other Products                                        43,618      41,583
                                                          -------     -------
      Total                                              $508,161    $484,903
                                                          =======     =======

The Company adopted SFAS No. 123(R), "Share-Based Payment", ("SFAS 123R") on June 1, 2006 using the modified prospective method. SFAS 123R requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company's share-based payments primarily consist of stock options. The Company had previously followed APB No.25 "Accounting for Stock Issued to Employees," in accounting for its stock options and accordingly, no compensation expense had been previously recognized.

Under the modified prospective method, the provisions of SFAS 123R apply to all share-based payments granted or modified after the date of adoption. Prior period results have not been restated. For share-based payments granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. The Company uses the Black-Scholes option-pricing model to determine the fair value of our stock options. Compensation expense recognized in the current period was $4,226,000 offset by $241,000 of tax benefit, which is $0.02 per share. The amount of pre-tax compensation cost related to nonvested stock options not yet recognized was $87.2 million at August 31, 2006, which is expected to be amortized through 2012.

If compensation expense for the Company's employee stock options had been determined based on the fair value method of accounting, pro forma net income and diluted earnings per share for the three months ended August 31, 2005 would have been as follows:



Net income as reported (in thousands)                            $100,299
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards net of related tax
  effects (in thousands)                                            2,149
                                                                  -------
Pro forma net income (in thousands)                              $ 98,150
                                                                  =======
Earning per share:
  Basic, as reported                                                $0.40
                                                                     ====
  Basic, pro forma                                                  $0.39
                                                                     ====
  Diluted, as reported                                              $0.40
                                                                     ====
  Diluted, pro forma                                                $0.39
                                                                     ====

NOTE 2:    COMPREHENSIVE INCOME.

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended August 31, 2006 and 2005 was $7,020,000 and $(25,304,000), respectively. Total comprehensive income combines reported net income and other comprehensive income (loss). Total comprehensive income for the three months ended August 31, 2006 and 2005 was $109,850,000 and $74,995,000, respectively.

NOTE 3:     INVENTORIES.

Inventories at August 31, 2006 and May 31, 2006 are as  follows:

                                August 31,      May 31,
                                   2006            2006
                               ------------      -------
                                     (in thousands)

        Raw materials            $ 72,248       $ 71,126
        Work-in-process            57,169         48,416
        Finished goods            258,002        225,997
        Consigned distributor     172,566        188,976
                                  -------        -------
                                 $559,985       $534,515
                                  =======        =======


NOTE 4:     COMMON SHARES.

During the three months ended August 31, 2006, the Company issued 152,767 Common Shares upon the exercise of outstanding stock options for proceeds aggregating $3,284,000. Purchases of Common Shares pursuant to the Common Share Repurchase Programs aggregated 210,000 shares for $7,268,000 during the three months ended August 31, 2006.

NOTE 5:     EARNINGS PER SHARE.

Earnings per common share amounts ("basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options.

NOTE 6:     INCOME TAXES.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and lack of a tax benefit associated with Incentive Stock Options under Share-based Payment expense.

NOTE 7:     CONTINGENCIES.

On September 21, 2006, two complaints were filed by two different individual stockholders, purportedly as derivative actions on behalf of Biomet, Inc. against certain of Biomet's current and former officers and directors. The complaints, captioned Karen Long, Derivatively On Behalf of Biomet, Inc. vs. Daniel P. Hann, et. al. and Clifford M. Thorson, Derivatively On Behalf of Biomet, Inc. vs. Daniel P. Hann, et. al., allege violations of state and federal law relating to the issuance of certain stock option grants by the Company dating back to approximately 1996. Both complaints seek unspecified money damages as well as other equitable and injunctive relief. These cases are pending before Kosciusko Superior Court I in Kosciusko County, State of Indiana. Biomet intends to take all appropriate actions to defend these suits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AS OF AUGUST 31, 2006

The Company's cash and investments increased $31,805,000 to $257,576,000 at
August 31, 2006.   This increase resulted from positive cash flow from
operations offset by the $73,526,000 dividend paid during this quarter and the $7,268,000 used to purchase shares during this quarter pursuant to the Company's share repurchase programs.

Cash flows provided by operating activities were $137,146,000 for the first three months of fiscal 2007 compared to $131,830,000 in 2006. The primary sources of fiscal year 2007 cash flows from operating activities were net income, depreciation, a decrease in accounts receivable and an increase in accrued income taxes. The primary use was an increase in inventories. Accounts receivable normally decreases in Europe during the summer months as sales decrease slightly due to the vacation period, but cash receipts continue. Accrued income taxes increased during the quarter due to the first quarter tax estimates being due after the quarter end. Inventories increased primarily in three areas: Europe, where a normal inventory build is planned during the summer months; 3i, where the Company is working to resolve a back-order situation; and Japan where the Company is launching the Bi-metric XR and the Vanguard RP. Accounts and notes receivable and inventory balances increased during the three month period by $.25 million and $5.3 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $27,706,000 for the first three months of fiscal 2007 compared to $22,337,000 in 2006. The primary use of cash flows from investing activities in fiscal 2007 was capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.

Cash flows used in financing activities were $79,115,000 for the first three months of fiscal 2007 compared to $88,229,000 in 2006. The primary uses were the cash dividend paid and the share repurchase programs. In July 2006, the Company's Board of Directors declared a cash dividend of thirty cents ($0.30) per share payable to shareholders of record at the close of business on July 15, 2006. Over the last fifteen quarters, the Company has used $1,064,000,000 to purchase its common stock.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company's anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2006
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005

Net sales increased 5% to $508,161,000 for the first quarter ended August 31, 2006, from $484,903,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the first quarter was 4%. The Company's U.S.-based revenue increased 3% to $325,947,000 during the first quarter of fiscal 2007, while foreign sales increased 9% to $182,214,000. Excluding the positive foreign exchange adjustment, foreign revenue increased 7%. The Company's worldwide sales of reconstructive products during the first quarter of fiscal 2007 were $351,737,000, representing a 9% increase compared to the first quarter of last year.
This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $60,873,000 for the first quarter of fiscal 2007, representing a 5% decrease as compared to the same period in fiscal 2006. Sales of spinal products were $51,933,000 for the first quarter of fiscal 2007, representing a 6% decrease as compared to the same period in fiscal 2006. Biomet Trauma and Biomet Spine, formerly EBI, ("BTBS") has continued to underperform management's expectations. During the quarter, the Company has continued to make numerous changes at BTBS, including the appointment of Chuck Niemier, former COO International Operations, as president and the appointment of a new vice president of finance and vice president of sales. The Company is also making significant progress with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. We believe that the new management team and infrastructure changes at Biomet Trauma and Biomet Spine will allow the Company to provide greater focus on the spine and trauma markets and to our customers.

The Company's sales of other products totaled $43,618,000, representing a 5% increase over the first quarter of fiscal year 2006.

Cost of sales decreased as a percentage of net sales to 27.3%, for the first quarter of fiscal 2007 from 27.7% during the same period last year. This decrease was primarily a result of higher growth rates in reconstructive products where gross margins are higher. Selling, general and administrative expenses, as a percentage of net sales, increased to 37.4% compared to 36.7% for the first quarter last year. This increase is a result of the adoption of SFAS 123R Share-Based payment, which increased selling, general and administrative expenses by .7% and research and development expense by .2%. Research and development expenditures increased 17% during the first quarter to $24,361,000 reflecting the Company's continued emphasis on new product introductions and the aforementioned Share-Based payment expense. Operating income increased
2% from $151,410,000 for the first quarter of fiscal 2006, to $155,043,000 for the first quarter of fiscal 2007. After adjusting for the adoption of SFAS 123R, operating income increased 5%. Other income increased from $558,000 last year to $1,113,000 this year. Other income has been positively impacted by an increase in cash available for investments and an increase in interest rates. The effective income tax rate increased to 34.1% for the first quarter of fiscal year 2007 from 34.0% last year primarily as a result of the lack of a tax benefit associated with SFAS 123R related to Incentive Stock Options.

These factors resulted in a 3% increase in net income to $102,830,000 for the first quarter of fiscal 2007 as compared to $100,299,000 for the same period in fiscal 2006, while basic and diluted earnings per share increased 5%, from $0.40 to $0.42 for the periods presented. After adjusting for the adoption of SFAS 123R, net income increased by 6%, while basic and diluted earnings per share increased 10% for the periods presented.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended May 31, 2006.

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

(b) Changes in Internal Control. During the first quarter of fiscal 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 1:   Legal Proceedings.

On September 21, 2006, two complaints were filed by two different individual stockholders, purportedly as derivative actions on behalf of Biomet, Inc. against certain of Biomet's current and former officers and directors. The complaints, captioned Karen Long, Derivatively On Behalf of Biomet, Inc. vs. Daniel P. Hann, et. al. and Clifford M. Thorson, Derivatively On Behalf of Biomet, Inc. vs. Daniel P. Hann, et. al., allege violations of state and federal law relating to the issuance of certain stock option grants by the Company dating back to approximately 1996. Both complaints seek unspecified money damages as well as other equitable and injunctive relief. These cases are pending before Kosciusko Superior Court I in Kosciusko County, State of Indiana. Biomet intends to take all appropriate actions to defend these suits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases
During the quarter ended August 31, 2006, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The remaining shares available under this plan have been purchased during the quarter. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The shares repurchased in the first quarter of fiscal 2007, the average price paid, and dollar value remaining available for purchase are as follows:


                                           Total Number      Maximum Number of
                                            of Shares     Shares (or Approximate
              Total Number    Average     Purchased as    Dollar Value) that May
               of shares     Price Paid  Part of Publicly    Yet be Purchased
Period         Purchased     Per Share   Announced Plans     Under the Plans
------        ------------   ----------  ---------------- ----------------------
June 1-30       210,000       $34.61           210,000               $45,861,743
July 1-31          None           --              None               $45,861,743
August 1-31        None           --              None               $45,861,743
              ---------        -----         ---------      --------------------
Total           210,000       $34.61           210,000               $45,861,743

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 20, 2006. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2009.

Name                             Votes For            Votes Withheld
Jerry L. Ferguson              204,185,902                14,804,822
Thomas F. Kearns, Jr.          195,546,688                23,444,036
Daniel P. Hann                 210,559,827                 8,430,897

The following directors will continue in office until their term expires at the 2007 Annual meeting of shareholders: M. Ray Harroff; Jerry L. Miller; Charles E. Niemier; and L. Gene Tanner.

The following directors will continue in office until their term expires at the 2008 Annual Meeting of shareholders: C. Scott Harrison, M.D.; Sandra A. Lamb; Niles L. Noblitt; Kenneth V. Miller; and Marilyn Tucker Quayle.

2. The Biomet, Inc. 2006 Equity Incentive Plan was approved by the shareholders as follows: Votes For - 155,003,361; Votes Against - 15,109,872; and Abstentions and Broker Non-Votes - 2,360,011.

3. The appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending May 31, 2006 was ratified by the shareholders, as follows: Votes For - 215,878,971; Votes Against - 1,439,805; and Abstentions and Broker Non-Votes - 1,671,946.

Item 6.  Exhibits.

     (a)  Exhibits.  See Index to Exhibits.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOMET, INC.
                                           ------------


DATE:   10/9/2006                    BY:   /s/  Gregory D. Hartman
       ----------                          -----------------------
                                           Gregory D. Hartman
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

                                           (Signing on behalf of the registrant
                                           and as principal financial officer)

BIOMET, INC.

FORM 10-Q

INDEX TO EXHIBITS


       Exhibits          Description
           31.1          Certification of Chief Exectuive Officer pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.