Form 10-K/A
period 2006-05-31
BIOMET INC
filed 2007-05-29
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Identity of Document	Parts of Form 10-K Into Which Document Is Incorporated
Proxy Statement with respect to the 2006
Annual Meeting of Shareholders of the Registrant filed with the Securities and Exchange Commission on August 15, 2006	Part III

EXPLANATORY NOTE

As described in further detail below, Biomet, Inc. (“Biomet” or the “Company”) is amending its annual report on Form 10-K for the fiscal year ended May 31, 2006 (the “Original Filing”). The Company also expects to separately amend its quarterly report on Form 10-Q for the period ended August 31, 2006 and separately file its reports on Form 10-Q for the periods ended November 30, 2006 and February 28, 2007. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than this amended annual report on Form 10-K/A and the Company’s quarterly report on Form 10-Q for the period ended August 31, 2006. Accordingly, the Company’s previously issued financial statements, earnings press releases and similar communications affected by the restatement and any related reports of its independent registered public accounting firm should not be relied upon.

The Company’s decision to restate its financial results was based on the results of an independent investigation of the Company’s stock option grants for the period from March 1996 through May 2006 by a special committee (the “Special Committee”) formed by the Company’s Board of Directors (the “Board”) following the publication of an analyst report suggesting that certain historical stock option grants took place on dates where the Company’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options. The Special Committee retained independent counsel to advise it in connection with and to conduct its investigation. Counsel to the Special Committee also hired independent accountants to assist in the investigation.

On December 18, 2006 and March 30, 2007, the Company announced preliminary reports from the Special Committee presented by counsel to the Special Committee and the independent accountants retained by counsel to the Special Committee. Based upon an analysis of these reports and relevant accounting literature, including Staff Accounting Bulletin No. 99 “Materiality,” the Company’s Audit Committee determined on March 30, 2007 that the Company should amend its annual report on Form 10-K for the fiscal year ended May 31, 2006 and quarterly report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of the Company’s consolidated financial statements (fiscal years ended May 31, 2006, 2005 and 2004 and periods ended August 31, 2006 and 2005) and related disclosures reflected therein. On May 25, 2007, the Board received and discussed the following updated findings contained in the Special Committee’s final report.

The Special Committee’s Findings

The Special Committee’s investigation was based upon the review of an extensive collection of physical and electronic documents, interviews of more than two dozen individuals, and analysis of approximately 17,000 grants to purchase approximately 17,000,000 Biomet common shares on over 500 different grant dates over the 11-year period from March 1996 through May 2006. The Special Committee made the following findings:

•

The Company’s written stock option plans were treated by Company management, and the stock option committee, as formalities concerning the manner in which individual stock option grants were to be approved, resulting in a failure to abide by the terms of the plans;

•

The Company failed to receive appropriate legal or accounting advice from its former General Counsel and Chief Financial Officer related to its stock option program and, as a result, legal and accounting rules were not followed;

•

The Company failed to put in place and implement internal controls to manage its stock option program, including by failing to devote sufficient resources to the administration of its stock option program;

•

The Company failed to prepare and maintain appropriate books and records documenting the administration of its stock option program, specifically with regard to the approval of individual stock option grants;

i

•	Most stock options issued by Biomet were dated on dates other than the date of grant of those options, as that date was defined by the stock option plans;

•	The Company engaged in purposeful “opportunistic” dating (and, therefore, pricing) of stock options; and

•

As a result of all of the above, certain of the Company’s proxy statements related to the grant of stock options, particularly to executive officers and non-employee directors, including certain information incorporated by reference in Part III of this amended annual report on Form 10-K/A, were not accurate.

The Special Committee also reported that members of senior management were aware of the practice of dating options on a date other than the date on which final action regarding the option occurred, and that certain members of senior management, namely the Company’s Chief Financial Officer and General Counsel during the period, were or should have been aware of certain accounting and legal ramifications, respectively, of issuing an option with an exercise price lower than the fair market value on the date of issuance. The Special Committee also concluded that, based upon the information gathered and reviewed by the Special Committee, the misdating and mispricing of stock option awards was driven by a desire to make the options more valuable to the employees who received the awards and not to enrich those who managed the stock option program, though the Company’s practice also did inure to the benefit of those who managed the stock option program.

The Special Committee’s Recommended Remedial Measures

In addition to its findings above, the Special Committee’s report contains recommendations concerning the Company’s processes relating to the granting, administration and accounting of stock options. On May 25, 2007, the Board received and discussed the remedial measures suggested by the Special Committee which included:

•

The procedures for stock option approval should be formalized in a manner consistent with the terms of the Company’s underlying stock option plans and records of individual stock option awards should be maintained using commercially available software by experienced and qualified personnel;

•	The Board should commit to exercising additional oversight of Company management and conduct a thorough review of the Company’s governance and internal control practices;

•	Certain personnel should be removed from the administration of the Company’s stock option program and financial reporting function or provided additional oversight and training;

•

Certain individuals who were directors or executive officers of the Company at the time they received misdated or mispriced awards should disgorge any benefit derived from the exercise of such misdated or mispriced awards and increase the exercise price for those unexercised misdated or mispriced awards; and

•	The Company should take steps to address the tax consequences to employees of the Company’s historical stock option granting practices.

The Board of Directors continues to thoughtfully consider these recommendations and has either implemented or is in the process of implementing several of the Special Committee’s recommendations. For example, in response to the Special Committee’s preliminary report announced on March 30, 2007, all current members of the Board agreed that, with respect to misdated or mispriced stock option awards to the current directors on or after January 1, 1996 which had not yet been exercised, the exercise price of such unexercised stock option awards would be increased to the fair market value of the Company’s common shares on the measurement date applicable to such award. Furthermore, the current members of the Board agreed that, with respect to misdated or mispriced stock option awards to the current directors on or after January 1, 1996 which had previously been exercised, such directors would at a future date remit to the Company an amount equal to the excess, if any, of the fair market value of the Company’s common shares on the applicable measurement date, as described below for such award, over the exercise price of such award. Over the 11-year period of the investigation, the collective difference between the exercise price at which options awarded to non-employee directors should have been issued less the exercise price at which such options were improperly issued was less than $1 million in the aggregate and did not exceed $150,000 for any one director.

Furthermore, in light of the Special Committee’s findings, on March 30, 2007 Gregory D. Hartman retired as Senior Vice President – Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and a Director of the Company. In order to ensure a smooth transition of business operations and financial matters, Messrs. Hartman and Hann will serve as consultants to the Company pursuant to severance and consulting agreements with the Company dated as of March 30, 2007 (the “Retirement and Consulting Agreements”). Pursuant to the terms of these agreements Messrs. Hartman and Hann have agreed that, with respect to misdated or mispriced stock option awards granted to Messrs. Hartman or Hann which have vested but had not yet been exercised, the exercise price of such unexercised stock option awards will be increased to the fair market value of the Company’s common shares on the measurement date applicable to such award. Furthermore, Messrs. Hartman and Hann have agreed that, with respect to misdated or mispriced stock option awards which had previously been exercised, Messrs. Hartman and Hann would at a future date remit to the Company an amount equal to the excess, if any, of the fair market value of the Company’s common shares on the measurement date for such award over the exercise price of such award. Over the 11-year period of the investigation, the collective difference between the exercise price at which options awarded to Section 16 officers should have been issued less the exercise price at which such options were improperly issued was less than $3 million in the aggregate and did not exceed $400,000 for any one Section 16 officer. Lastly, except for 75,000 options granted to Mr. Hann in March 2006, Messrs. Hartman and Hann have each agreed to immediately terminate and forfeit any unvested stock option awards and that no options will be accelerated as a result of their retirement. As a result Messrs. Hann and Hartman have agreed to immediately terminate and forfeit approximately 164,000 and 89,000 unvested stock option awards respectively. Additional details of Messrs. Hartman’s and Hann’s Retirement and Consulting agreements are provided in the Company’s April 2, 2007 and April 23, 2007 current reports on Form 8-K. On February 26, 2007, the Company announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Company’s Board of Directors. On March 30, 2007, the Company announced the appointment of J. Pat Richardson as Vice President—Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007 the Company announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer to become effective June 5, 2007.

In addition, the Company’s current Chief Executive Officer and Interim Chief Financial Officer have met with the key personnel throughout the Company who have significant roles in the establishment and maintenance of internal controls over financial reporting and disclosure controls and procedures to emphasize the Company’s commitment to enhancing the Company’s internal controls over financial reporting and disclosure controls and procedures. The Company’s Human Resources, Legal and Finance departments either have or will, prior to the Company’s resumption of the issuance of stock option awards, be provided additional training and education designed to ensure that relevant individuals involved in the administration of stock option grants understand the terms of the Company’s equity-based award plans and the relevant accounting guidance for stock options and other share-based payments. In addition, the Company’s Human Resources, Legal and Finance departments will develop, prior to the Company’s resumption of the issuance of stock option awards, formal, documented stock option grant procedures and practices to ensure systematic approval and execution of stock option grants and the proper recording of such grants in the Company’s stock administration records and financial statements. Lastly, although the Company is not currently granting stock option awards and has not granted any stock option awards since December 2006, the Company has either implemented or is in the process of implementing additional changes to its internal controls over financial reporting noted in Item 9A. Controls and Procedures of this amended annual report on Form 10-K/A.

Finally, the Special Committee concluded that pursuit of the claims made in the Biomet derivative litigation related to stock option grants would not be in the best interests of the Company at this time. For a further description of the Special Committee’s considerations in arriving at this conclusion see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2007.

The Company has advised the Midwest Regional Office of the SEC of the Special Committee’s findings.

Accounting for Stock Option Awards

APB No. 25 Awards. The accounting guidance for determining share-based compensation expense applicable to Salaried Employee Awards, Officer Awards, Director Awards, New Hire, Promotional and

Employee Anniversary Awards, each as defined below (collectively “APB No. 25 Awards”) is Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” APB No. 25 defines the measurement date of a stock option award as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price.” Under APB No. 25 a measurement date is required to be selected for each stock option award and compensation expense must be recognized ratably over the vesting period of the option award for the excess, if any, of the quoted market price of the stock on the measurement date over the stated exercise price of the award. In many instances the Company selected option grant dates and corresponding option exercise prices with respect to APB No. 25 Awards that were before the date that both the number of shares that an individual was entitled to receive and the exercise price for the award had been finalized. The Company also deemed the stated grant date to be the measurement date resulting in no compensation expense for those options in the financial statements as previously reported. For purposes of establishing the measurement date for accounting purposes, the practice of using the stated grant date rather than the date that the number of shares that an individual is entitled to receive and exercise price were finalized resulted in incorrect measurement dates and financial statement errors. In connection with the restatement reflected in this amended annual report on Form 10-K/A, the Company has selected alternative measurement dates for APB No. 25 Awards to correct for these errors.

Non-APB No. 25 Awards. The accounting guidance for determining share-based expense applicable to Distributor Awards (as defined below) is based on Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services, or “EITF 96-18.” Under EITF 96-18, additional share-based expense is evaluated based on the fair value of the Distributor Award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award. Prior to fiscal 2003, the Company did not record expense for stock options granted to non-employee distributors. In fiscal 2003 and subsequently, the Company began recording expense based on EITF 96-18. The Company has calculated (or recalculated in the case of fiscal years subsequent to 2002) expense for awards to non-employee distributors in accordance with EITF 96-18 for the 11-year period of the investigation.

Categories of Stock Option Awards

The Company has categorized the approximately 17,000 stock option awards to purchase approximately 17,000,000 Biomet common shares during the 11-year period in question based upon the recipient of the award and the process by which the award was finalized. As result of the deficiencies described above under the heading “—The Special Committee’s Findings,” the Company used incorrect measurement dates for approximately eighty percent of these awards resulting in errors in the Company’s financial statements. In connection with this amended annual report on Form 10-K/A, the Company has examined the best evidence available, including but not limited to, electronic and physical documents related to the awards and interviews with individuals involved in the administration of the Company’s stock option program during the 11-year period, in order to determine the appropriate measurement dates and correct these errors.

The following table summarizes the five categories of stock options awards during the 11-year period in question (Salaried Employee Awards, Officer Awards, Director Awards, and New Hire, Promotional and Employee Anniversary Awards, and Distributor Awards), the total number of shares granted during the 11-year period, and the additional compensation expense or additional distributor stock option expense related to those awards as the case may be (in thousands):

Type of Awards	Number of Shares Underlying Awards	Percentage of Total Number of Shares Underlying Awards	Pre-Tax Additional Expense
APB No. 25 Awards (1) (2):
Salaried Employee Awards	12,707	75%	$43,179
Officer Awards	1,268	7	2,684
Director Awards	174	1	633
New Hire, Promotional and Employee Anniversary Awards	1,939	11	3,571

Total (prior to consideration of vesting and forfeitures)	16,088	94	50,067

Less forfeitures and amounts unamortized at May 31, 2006	—	—	(16,938)
Total (additional expense through May 31, 2006)	—	—	33,129

Non-APB No. 25 Awards (3):
Distributor Awards (additional expense through May 31, 2006)	866	6	5,091

Total Pre-Tax Additional Expense for APB No. 25 Awards and Non-APB No. 25 Awards (after consideration of vesting and forfeitures through May 31, 2006) (4)	16,954	100%	$38,220

(1)	Under APB No. 25, additional share-based compensation expense was calculated above as the excess of fair market value of the Company’s common shares on the applicable measurement date less the exercise price of the stock option award multiplied by the number of shares subject to the option award in question. Share-based compensation expense is recognized ratably over the vesting period of each option award, a period which is typically between 3 and 8 years with respect to the stock option awards in question.

(2)	In light of the judgment involved in selecting alternative measurement dates, a sensitivity analysis was completed which assessed the impact on pre-tax additional share-based compensation expense of using different alternative measurement dates. See “—Compensation Expense and Sensitivity Analysis.”

(3)	Measurement of distributor stock options expense for Distributor Awards is based on EITF 96-18 as described in more detail below. Under EITF 96-18, additional share-based expense is measured above based on the fair value of the Distributor Award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award.

v

(4)	Total Pre-Tax Additional Expense for APB No. 25 Awards and Non-APB No. 25 Awards (after consideration of vesting and forfeitures) is the sum of the pre-tax additional share-based expense for APB No. 25 Awards ($33,129) and pre-tax additional distributor stock options expense under Non-APB No. 25 Awards ($5,091), in each case after consideration of vesting and forfeitures through May 31, 2006. This amount is the additional share-based expense reflected in the Company’s restated consolidated financial statements included elsewhere in this amended annual report on Form 10-K/A.

Salaried Employee Awards. Salaried Employee Awards were typically made to a broad base of employees of the Company and its subsidiaries on an annual basis as part of an extensive process that required several months to complete. Pursuant to authority granted under the 1992 Employee and Non-Employee Director Stock Option Plan (the “1992 Plan”) and the 1998 Qualified and Non-Qualified Stock Option Plan, as amended June 24, 2005 (the “1998 Plan”), the Board’s Compensation and Stock Option Committee was delegated authority to administer the Company’s stock option program. On an annual basis the Compensation and Stock Option Committee typically approved a pool of stock option awards, without specification of exercise price terms, which were allocated to each business unit within the Company. The stock option awards appropriated to each business unit were further allocated to individual employees within the business unit using discretionary criteria by members of management within each business unit (the “business unit head”). On an annual basis the business unit head communicated his or her allocation to the chief financial officer or the stock option administrator and a notification was delivered to the stock option recipient advising the employee of their award. The exercise prices for Salaried Employee Awards during the 11-year period in question were apparently set in several ways, including, among others, using the lowest price of the month or quarter or the date the allocation was received by the chief financial officer or stock option administrator. The alternative measurement dates reflected in this amended annual report on Form 10-K/A with respect to Salaried Employee Awards was determined based on the earliest date when evidence existed demonstrating that the individual share allocations were approved and the exercise prices were known. This determination required the use of judgment by the Company, other than with respect to stock option awards granted to employee sales personnel that were based on the achievement of pre-determined sales goals. For awards to employee sales personnel, representing stock options to purchase approximately 293,000 Biomet common shares, the Company determined that the alternative measurement date should be based on the last trading day of the period when the sales goal was achieved.

Officer Awards. Officer Awards were made annually to the Company’s officers during the 11-year period in question. No stock options were awarded to Niles L. Noblitt, the Chairman of the Board, or Dane A. Miller, the Company’s former Chief Executive Officer, during the 11-year period in question. Of the stock options awarded to officers during the 11-year period, stock options to purchase 280,000 Biomet common shares had appropriate measurement dates while the remaining stock options to purchase 988,000 Biomet common shares had inappropriate measurement dates. For those awards with inappropriate measurement dates, the alternative measurement date reflected in this amended annual report on Form 10-K/A with respect to the Officer Awards was determined in a substantially similar manner as the Salaried Employee Awards.

Director Awards. From 1996 through February 1999, each non-employee director was granted an option to purchase 5,000 Biomet common shares every three years during his or her service on the Board under the 1992 Plan. From March 1999 through 2006, each non-employee director was granted an option to purchase 2,000 Biomet common shares annually under the 1998 Plan. For those awards with inappropriate measurement dates, the alternative measurement date reflected in this amended annual report on Form 10-K/A with respect to the Director Awards was determined in a substantially similar manner as the Salaried Employee Awards.

New Hire, Promotional and Employee Anniversary Awards. New hire, promotional and employee anniversary awards were awarded to employees upon their date of commencement of employment with the

Company, achievement of a significant promotion within the Company or the employee’s hire date anniversary. The exercise prices for these awards during the 11-year period were set in several different ways including the date of hire, promotion or anniversary; the lowest price of the month or quarter in which the hire, promotion or anniversary occurred; the end of month price; or other selected dates. Generally, the Company determined the alternative measurement date for these awards based on the actual dates of hire, promotion or anniversary. These alternative measurement dates were used due to the relatively small number of shares underlying New Hire, Promotional and Anniversary Awards in total and per grant, as well as the difficulty in establishing alternative measurement dates with respect to New Hire, Promotional and Anniversary Awards. For a discussion of the sensitivity analysis performed by the Company in connection with this amended annual report on Form 10-K/A see “Compensation Expense and Sensitivity Analysis” below. The Company’s sensitivity analysis indicates that the use of different alternative measurement dates would not have a quantitatively material impact to the incremental additional share-based compensation expense recorded by the Company in any prior period financial statements reflected in this amended annual report on Form 10-K/A.

Distributor Awards. Distributor Awards were made periodically to the Company’s non-employee distributors. There were options to purchase 866,000 Biomet common shares awarded to non-employee distributors during the 11-year period of the investigation. Prior to fiscal 2003, the Company did not record expense for stock options granted to non-employee distributors. In fiscal 2003 and subsequently, the Company began recording expense based on EITF 96-18, See Note A to the financial statements. The Company has calculated (or recalculated in the case of fiscal years subsequent to 2002) expense for awards to non-employee distributors in accordance with EITF 96-18 for the 11-year period of the investigation. EITF 96-18 requires the Company to measure the fair value of the Distributor Awards at the date of grant and then remeasure fair value at each subsequent reporting period over the vesting period of the award.

Payroll and Withholding Taxes, Penalties and Interest

The payroll and withholding tax treatment of a stock option granted to a U.S. employee or other service provider depends on whether the stock option qualifies as an Incentive Stock Option (“ISO”) or a Non-Qualified Stock Option (“NQO”). An ISO is a stock option that satisfies certain requirements set forth in Internal Revenue Code Section 422, including a requirement that the exercise price of the stock option may not be less than the fair market value of the underlying shares on the date of grant. An NQO is any stock option that does not satisfy the requirements to be treated as an ISO.

Upon exercise of an NQO, we are required, to the extent applicable, to (1) withhold the optionholder’s share of social security, Medicare and other employment taxes (which we collectively refer to as “payroll taxes”) and any federal, state or local income tax and (2) pay Biomet’s share of payroll taxes. However, upon exercise of an ISO, we are not required to withhold any income taxes nor are we required to withhold or pay any payroll taxes.

Our stock options granted during the 11-year period were generally intended to qualify as ISOs and accordingly, except for federal withholding in certain instances with respect to same day sales, we did not withhold federal income taxes, state income taxes or the employee’s share of social security, Medicare and other employment taxes upon exercise of these options, nor did we pay the employer’s share of social security, Medicare and other employment taxes. However, as described above, approximately eighty percent of our stock options granted during this period were subject to revised measurement dates. Any stock option that was granted with an exercise price less than the fair market value of the underlying shares on the revised measurement date would not have qualified as an ISO and should have been treated as an NQO for payroll and withholding tax purposes. In these cases, we have accrued payroll and withholding taxes, penalties and interest for stock options and included these amounts in the restated financial statements.

In preparing the restatement reflected in this amended annual report on Form 10-K/A we have assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, we have reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective option exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or withholding tax. If the statute of limitations were determined not to have expired the benefit which we have recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes. See “Risk Factors Related to the Stock Option Investigation” in Item 1A of Part I of this amended annual report on Form 10-K/A.

In most instances, ISOs which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals’ Form W-2. In these situations, we accrued payroll taxes, penalties and interest but did not accrue federal or state income taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable state and federal income taxes were paid by the employee. For certain ISOs which subsequently converted to a NQO stock option, we accrued federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals’ Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $21.4 million for fiscal years 1996 through 2006.

We believe that the unpaid employee portion of taxes represents joint and several obligations of both us and our employees. However, the change of status of employee options from ISO to NQO was a result of flaws in our stock option granting practices as discussed above. We believe that the employees would likely have a valid claim against us in the event we attempted to recover a portion of the additional taxes, penalties and interest from them. Accordingly, we believe it is appropriate to accrue both the employee and the employer portions of all taxes. In addition, we believe such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised.

Additional Share-Based Compensation Expense, Distributor Stock Options Expense and Payroll and Withholdings Taxes

As a result of the findings of the Special Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for approximately eighty percent of the stock option awards during the 11-year period reflected below. The effect of recognizing additional share-based compensation expense, distributor stock options expense and payroll and withholding taxes during the 11-year period is as follows (in thousands):

	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Additional Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Tax Effect	After-Tax Expense
1996	$26	$132	$—	$158	$58	$100
1997	516	305	7	828	269	559
1998	1,071	725	335	2,131	686	1,445
1999	2,068	1,121	1,020	4,209	1,415	2,794
2000	4,371	1,226	1,424	7,021	2,312	4,709
2001	5,517	1,079	6,023	12,619	4,030	8,589
2002	5,556	1,307	4,348	11,211	3,808	7,403
2003	4,887	124	4,921	9,932	3,320	6,612

Total 1996-2003 effect (3)	24,013	6,019	18,078	48,109	15,898	32,211
2004	3,875	(413)	4,617	8,079	2,776	5,303
2005	2,792	(51)	490	3,231	988	2,243
2006	2,449	(464)	(1,779)	206	(30)	236

Total 2004-2006 effect (3)	9,116	(928)	3,328	11,516	3,734	7,782

Total effect (3)	$33,129	$5,091	$21,406	$59,626	$19,632	$39,994

(1)	Under APB No. 25, additional share-based compensation expense was calculated above as the excess of the fair market value of the Company’s common shares on the applicable measurement date less the exercise price of the stock option award multiplied by the number of shares subject to the stock option award in question. Share-based compensation expense is recognized ratably over the vesting period of each stock option award, a period which was typically between 3 and 8 years with respect to the stock option awards in question.
(2)	Under EITF 96-18, additional distributor stock options expense is measured above based on the fair value of the Distributor Award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award.
(3)	Amounts in table may not foot or cross-foot due to rounding.

Compensation Expense and Sensitivity Analysis

The Company’s selection of the alternative measurement dates for each of the stock option awards discussed under the heading “—Categories of Stock Option Awards” was based upon the best evidence available to the Company. Due to a lack of documentation and process surrounding the Company’s administration of its stock option plans, the Company’s estimate of the appropriate measurement date was based on grant documentation such as e-mails, spreadsheets listing the employees and the number of shares to be granted to such employees, and other correspondence or documentation related to the award that provided the best evidence that the terms of the award had been fixed with finality. In some instances that documentation did not clearly identify with certainty the date that the terms of the award were fixed with finality but did identify a range of potential dates. In those cases the Company exercised judgment in selecting the most appropriate measurement date.

As described above, judgment was exercised by the Company in determining the appropriate alternative measurement date for each of the stock option awards in question. The use of a different alternative measurement date than that used by the Company could have resulted in different share-based compensation expense than those recorded in the Company’s restated financial statements and included in this amended annual report on Form 10-K/A. The Company performed sensitivity analysis of the effect on share-based compensation expense of using different approaches for selecting alternative measurement dates than the approach used to record share-based compensation expense in the Company’s restated financial statements and included in this amended annual report on Form 10-K/A.

Presented below is a summary that illustrates the impact of different approaches of measuring additional share-based compensation expense from fiscal 1996 to 2006. The summary below excludes distributor stock options expense arising from Distributor Awards (as these awards are accounted for under EITF 96-18) and is presented after considering forfeitures and vesting (dollars in thousands).

			Sensitivity Analysis
Year	Additional Share-Based Compensation Expense (Pre-Tax) (1)	Error as a % of Pre-Tax Income (1)	Additional Share-Based Compensation Using End Date Alternative (Pre-Tax) (2)	Error as a % of Pre-Tax Income (2)	Additional Share-Based Compensation Using High Price Alternative (Pre-Tax) (3)	Error as a % of Pre-Tax Income (3)
1996	$26.0%		$45.0%		$68.0%
1997	516.3%		842.5%		1,266.7%
1998	1,071.5%		1,853.9%		2,789	1.3%
1999	2,068	1.0%	3,550	1.8%	5,342	2.7%
2000	4,371	1.6%	7,543	2.7%	11,350	4.0%
2001	5,517	1.8%	9,531	3.0%	14,342	4.6%
2002	5,556	1.5%	9,603	2.6%	14,449	3.8%
2003	4,887	1.1%	8,457	1.9%	12,726	2.8%

1996 - 2003 (4)	24,013		41,424		62,332
2004	3,875.78%		6,736	1.3%	10,136	2.0%
2005	2,792.51%		4,860	0.9%	7,313	1.3%
2006	2,449.40%		4,366	0.7%	6,569	1.1%

Total (4)	$33,129		$57,386		$86,350

(1)	The additional share-based compensation expense was calculated using the alternative measurement date used to determine the additional share-based compensation expense under APB No. 25 as reflected in the Consolidated Financial Statements included in this amended annual report on Form 10-K/A (the “APB No. 25 Measurement Date”). Generally, the APB No. 25 Measurement Date was the first date available to the Company to select an alternative measurement date under APB No. 25.

(2)	For all awards in which the APB No. 25 Measurement Date was not based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, additional share-based compensation expense reflected in the end date alternative was calculated using the first date when such awards appeared in a calculation supporting numbers included in a quarterly report on Form 10-Q or annual report on Form 10-K (the “End Date”). This “End Date” was used because it represents the first date on which the Company believed the exercise price and number of shares underlying the award were fixed with certainty. For all awards in which the APB No. 25 Measurement Date was based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, the additional share-based compensation expense reflected in the end date alternative was calculated using the APB No. 25 Measurement Date.

(3)	For all awards in which the APB No. 25 Measurement Date was not based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, additional share-based compensation expense reflected in the high price alternative was calculated using the highest stock price between the APB No. 25 Measurement Date and the End Date. For all awards in which the APB No. 25 Measurement Date was based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, the additional share-based compensation expense reflected in the high price alternative was calculated using the highest stock price between the grant date reflected in the original award documentation and the APB No. 25 Measurement Date.

(4)	Amounts in table may not foot or cross-foot due to rounding.

x

Restated Net Income and Shareholder’s Equity

The following table shows for the fiscal years ended May 31, 2002 through 2006, net income as previously reported by the Company, the adjustments to net income described in this amended annual report on Form 10-K/A and net income as restated by the Company. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

Year ended May 31,	Net Income as Previously Reported	Additional Share-Based Compensation Expense (Pre-Tax)	Additional Distributor Stock Options Expense (Pre-Tax)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Tax Effect	Total Adjustments	Net Income as Restated
2002	$239,740	$(5,556)	$(1,307)	$(4,348)	$(11,211)	$3,808	$(7,403)	$232,337
2003	286,701	(4,887)	(124)	(4,921)	(9,932)	3,320	(6,612)	280,089
2004	325,627	(3,875)	413	(4,617)	(8,079)	2,776	(5,303)	320,324
2005	351,616	(2,792)	51	(490)	(3,231)	988	(2,243)	349,373
2006	406,144	(2,449)	464	1,779	(206)	(30)	(236)	405,908

The effect of these adjustments on diluted earnings per share during the same period is as follows:

Year Ended May 31,	Diluted Earnings Per Share Previously Reported	Adjustments	Diluted Earnings Per Share as Restated
2002	$0.88	$(0.03)	$0.85
2003	1.10	(0.03)	1.07
2004	1.27	(0.02)	1.25
2005	1.38	(0.01)	1.37
2006	1.63	—	1.63

The cumulative effect on shareholders’ equity resulting from the adjustments discussed above impacted shareholders’ equity as of May 31, 2006 as follows (in thousands):

Increase (decrease) in retained earnings:
Total additional expense related to stock option grants	$(59,626)
Related income tax benefit	19,632

Net reduction in retained earnings	(39,994)
Increase (decrease) in paid in capital:
Non-cash share-based expense related to stock option awards	38,220
Increase related to tax benefit of option exercises	21,122
Decrease related to tax effects previously credited to paid in capital	(15,653)

Net increase in paid in capital	43,689

Net effect on shareholders’ equity	$3,695

NASDAQ Delisting Proceedings

The Company’s common shares are currently traded on the NASDAQ Global Select Market under the symbol “BMET.” On January 9, 2007, the Company filed a Form 12b-25 with the SEC stating that it did not anticipate filing its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 on or before the fifth calendar day following the prescribed due date. On January 11, 2007, the Company received a Staff Determination letter from The Nasdaq Stock Market indicating that the Company is not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14). The letter was issued in accordance with NASDAQ procedures due to the Company’s inability to file its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 by the prescribed due date.

A hearing was held on March 1, 2007, at which the Company requested an exception within which to regain compliance with the NASDAQ’s filing requirements. On April 11, 2007, a NASDAQ Listing Qualifications Panel (the “Panel”) granted the Company’s request for an exception and continued listing on the NASDAQ Global Select Market, notwithstanding the Company’s inability to timely file its quarterly report on Form 10-Q for the second quarter of fiscal 2007. The Company’s continued listing is subject to certain conditions, including that the Company must become current in its delinquent periodic reports and file any required restatements of historical financial statements by May 29, 2007. On May 22, 2007, the Company requested an extension of the May 29, 2007 deadline until June 12, 2007. There can be no assurance that the Panel will grant the Company’s request. In the event the Company does not fully comply with the terms of the Panel’s exception and is unable to obtain a further extension of time, the Company’s securities may be delisted from the NASDAQ Global Select Market. In addition, the Panel has reserved the right to reconsider the terms of its exception based on any event, condition or circumstance that would, in the Panel’s opinion, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted.

On April 12, 2007, the Company announced that it received an additional notice of non-compliance from The Nasdaq Stock Market, pursuant to Marketplace Rule 4310(c)(14), due to the previously announced delay in filing its quarterly report on Form 10-Q for the third quarter of fiscal 2007. In the letter, the Company was invited to make an additional submission to the Panel addressing its plans for making the third quarter filing. On April 19, 2007, the Company requested an exception until June 12, 2007 to file its quarterly report on Form 10-Q for the third quarter of fiscal 2007. There can be no assurance that the Panel will grant the Company’s request.

The Company may seek a further extension of time to one or both of these deadlines to comply with its NASDAQ listing requirements.

Amended Disclosures Presented in this Amended Annual Report on Form 10-K/A

For the convenience of the reader, this amended annual report on Form 10-K/A restates the Original Filing in its entirety. However, the Company has only updated disclosures presented in or incorporated by reference into the Original Filing as required to reflect the restatement described above. Accordingly, except for the risk factors under the subheading “Risk Factors Related to the Stock Option Investigation” set forth in Item 1A and the legal proceedings set forth under the subheading “Litigation Related to the Stock Option Investigation” set forth in Item 3, in each case of Part I of this amended annual report on Form 10-K/A, all information in this amended annual report on Form 10-K/A is as of August 11, 2006 – the date of the Company’s Original Filing – or an earlier date as may be noted herein, and does not modify or update disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than for the restatement described above), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing. The Company has amended the following items in the Original Filing:

•	Part I – Item 1 – Business – Executive Officers of the Registrant

•	Part I – Item 1A – Risk Factors

•	Part I – Item 3 – Legal Proceedings

•	Part II – Item 6 – Selected Consolidated Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Consolidated Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

Accordingly, this amended annual report on Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing, such as the Company’s current reports on Form 8-K and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2007, and any amendments to these filings. In accordance with applicable SEC rules, this amended annual report on Form 10-K/A includes updated certifications from our Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

FORWARD-LOOKING STATEMENTS

This amended report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate success of the Company’s strategic alliances; the ultimate marketability of products currently being developed; the ability to successfully implement new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s Common Stock; the ultimate effect of the Company’s Share Repurchase Programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to successfully implement its desired organizational changes; the impact of the Company’s managerial changes; the results and related outcomes of the review by the Special Committee, including: the impact of the restatement of the Company’s financial statements or other actions that may be taken or required as a result of the Special Committee’s review, including the restatement of Biomet’s financial statements announced on March 30, 2007; the impact of the inability of the Company to timely file reports with the Securities and Exchange Commission and distribute such reports or statements to its shareholders; the impact of any tax consequences, including any determination that the Company filed tax returns were not true, correct and complete; the impact of any determination that some of the Company’s options may not have been validly issued under the stock option plans; the impact of the determination that certain of the Company’s financial statements were not prepared in accordance with GAAP and/or the required reporting standards under applicable securities rules and regulations; the impact of the determination of the existence of a material weakness in the Company’s internal controls and the reevaluation of certain of the findings and conclusions in Management’s Report on Internal Controls; the consequences of the determination that Company’s disclosure controls and procedures required by the Exchange Act were not effective; the impact of any determination that some of Company’s insurance policies may not be in full force and effect and/or that the Company may not be in compliance with the terms and conditions of those policies; litigation and governmental investigations or proceedings which may arise out of the Company’s stock option granting practices or any restatement of its financial statements and the inability to meet NASDAQ requirements for continued listing. Readers of this amended report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements reflect the Company’s expectations, estimates, projections and assumptions as of August 11, 2006 – the date of the Company’s Original Filing with the SEC—or an earlier date as may be noted herein, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing. Any of the assumptions on which forward-looking statements were made could be inaccurate given the inherent uncertainties on which these forward-looking statements were made. There can be no assurance as to the accuracy of forward-looking statements contained in this amended report. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this amended report should carefully read the Company’s filings with the SEC subsequent to the date of the Original Filing and the factors set forth under Item 1A “Risk Factors” of this amended report. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

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

Additional products and services for reconstructive indications include bone graft substitute materials and services related to allograft material. Calcigen® S calcium sulfate bone graft substitute is a self-setting paste used to fill bone voids. The Calcigen® PSI (Porous Synthetic Implant) Bone Graft System is a porous, calcium phosphate bone substitute material used as a bone void filler. The Company also provides services related to the

Refobacin® is a registered trademark of Merck KGaA

supply of allograft material procured through several tissue bank alliances. Markets addressed by the Company’s allograft services include the orthopedic and dental reconstructive market segments, as well as the spinal, craniomaxillofacial and arthroscopy segments.

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

The Company has also implemented several projects in the area of locked plating designs. The OptiLock® Distal Radius Plating System was designed using state-of-the-art locking technology and incorporates plates and screws that address volar, radial and dorsal plating applications. During year 2006, the Company completed the surgical validation and initial rollout of the OptiLock® Periarticular Plating System. The complete domestic launch for this system is scheduled to be completed during fiscal year 2007. The OptiLock® Periarticular Plating System is a unique, pre-contoured plating system designed for fixation of periarticular lower extremity fractures. It incorporates patent-pending technology that allows the surgeon to utilize locked or unlocked screws in various

VHS® is a registered trademark of Implant Distribution Network, Ltd.

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

For the years ended May 31, 2006, 2005 and 2004, the Company expended approximately $84,988,000, $80,213,000, and $64,964,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company’s principal research and development efforts relate to its orthopedic reconstructive devices, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive implants, arthroscopy products, resorbable technology and biologics products.

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

For the fiscal years ended May 31, 2006, 2005 and 2004, the Company’s foreign sales aggregated $700,626,000, $641,223,000 and $535,721,000, respectively, or 35%, 34% and 33% of net sales, respectively. Major international markets for the Company’s products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company’s business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2006, foreign sales were negatively impacted by $21 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note M of the Notes to Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this amended report and are incorporated herein by reference.

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

BIOMET, EBI, W’- LORENZ, 3i, ARTHROTEK and INTERPORE CROSS are the Company’s principal registered trademarks in the United States, and federal registration has been obtained or is in process with respect to various other trademarks associated with the Company’s products. The Company holds or has applied for registrations of various trademarks in its principal foreign markets. Unless otherwise noted in this amended report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates.

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

Name, Age and Business Experience	Served as Executive Officer Since	Current Position(s) with the Company
Daniel P. Hann, 51*
Interim President and Chief Executive Officer since March 27, 2006. Prior thereto, Senior Vice President, General Counsel and Secretary of the Company. Director of the Company since 1989.	1989	Interim President and Chief Executive Officer and Director of the Company

Charles E. Niemier, 50*
Senior Vice President of the Company, President of EBI, L.P., Biomet Spine and Biomet Trauma since July 14, 2006. Chief Operating Officer – International Operations from December 2005 to July 2006. Prior thereto, Senior Vice President – International Operations of the Company. Director of the Company since 1987.	1984	Senior Vice President of the Company, President of EBI, L.P., Biomet Spine and Biomet Trauma and Director of the Company

Garry L. England, 52
Chief Operating Officer – Domestic Operations since December 2005. Prior thereto, Senior Vice President - Warsaw Operations.	1987	Chief Operating Officer – Domestic Operations

Gregory D. Hartman, 49*
Senior Vice President – Finance, Chief Financial Officer and Treasurer.	1991	Senior Vice President – Finance, Chief Financial Officer and Treasurer

James W. Haller, 49
Controller of the Company and Vice President – Finance of Biomet Orthopedics, Inc. since June 2001.	1991	Controller of the Company and Vice President – Finance of Biomet Orthopedics, Inc.

Roger P. Van Broeck, 58
President of International Operations since July 2006, Vice President of the Company since July 2004, and President of Biomet Europe since March 2004. Prior thereto Chief Executive Officer of BioMer C.V. and Biomet Merck B.V.	2004	President of International Operations

Steven F. Schiess, 46
Vice President of the Company and President of Implant Innovations Inc. since June 2005. Prior thereto, Senior Vice President, Sales and Marketing of Implant Innovations, Inc.	2005	Vice President of the Company and President of Implant Innovations, Inc.

Name, Age and Business Experience	Served as Executive Officer Since	Current Position(s) with the Company

Bradley J. Tandy, 47*
Vice President, Acting General Counsel and Secretary and Corporate Compliance Officer since March 27, 2006. Prior thereto, Vice President, Assistant General Counsel and Corporate Compliance Officer.	2006	Vice President, Acting General Counsel and Secretary and Corporate Compliance Officer

Thomas R. Allen, 53
President – International Operations, The Americas and Asia Pacific since June 29, 2006. Prior thereto, Vice President – The Americas and Asia Pacific for Biomet Orthopedics, Inc.	2006	President – International Operations, The Americas and Asia Pacific

Richard J. Borror, 47
Chief Information Officer and Corporate Vice President for Manufacturing since April 10, 2006. Corporate Vice President for Manufacturing from December 2005 to April 2006. Prior thereto, Vice President – Manufacturing for Biomet Manufacturing Corp.	2006	Chief Information Officer and Corporate Vice President for Manufacturing

Gregory W. Sasso, 44
Senior Vice President – Corporate Development and Communications since June 29, 2006. Prior thereto, Vice President – Corporate Development and Communications of Biomet, Inc.	2006	Senior Vice President – Corporate Development and Communications

Darlene Whaley, 49
Senior Vice President – Human Resources since June 29, 2006. Prior thereto, Vice President – Human Resources	2006	Senior Vice President – Human Resources

William C. Kolter, 48
President, Biomet Orthopedics, Inc. since December 2005. Prior thereto, Vice President – Marketing of Biomet Orthopedics, Inc.	2006	President – Biomet Orthopedics, Inc.

*	On February 26, 2007 the Company announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Company’s Board of Directors.

In light of the Special Committee’s findings described in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A, on March 30, 2007 Daniel P. Hann retired from his position as Executive Vice President of Administration (his then current position with the Company) and a director of the Company.

In light of the Special Committee’s findings described in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A, on March 30, 2007 Gregory D. Hartman retired from his position as Senior Vice President—Finance, Chief Financial Officer and Treasurer.

On March 30, 2007 the Company announced the appointment of J. Pat Richardson as Vice President—Finance and Interim Chief Financial Officer and Treasurer and on May 14, 2007 the Company announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer to become effective June 5, 2007.

On April 7, 2007 the Company announced the appointment of Glen A. Kashuba to Senior Vice President and President of Biomet Trauma and Biomet Spine and the appointment of Charles E. Niemier, formerly President of Biomet Trauma and Biomet Spine, to Senior Vice President, Biomet International and Corporate Relations.

Bradley J. Tandy’s title is currently Senior Vice President, General Counsel and Secretary.

For further information concerning the Company’s executive officers see the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2007 and other filings with the SEC subsequent to the Original Filing.

Item 1A. Risk Factors.

The following factors, among others, could cause the Company’s future results to differ from those contained in forward-looking statements made in this amended report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company’s business, financial condition and results of operations. The risks identified in this section are not exhaustive. The Company operates in a dynamic and competitive environment. New risk factors affecting the Company emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company’s business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Except for the risk factors set forth under the subheading “Risk Factors Related to the Stock Option Investigation,” the following discussion of the Company’s risk factors speaks only as of August 11, 2006 – the date of the Company’s Original Filing – or an earlier date as may be noted herein, and should be read in conjunction with the consolidated financial statements and notes included herein and the Company’s filings with the SEC subsequent to the Original Filing. Because of these and other factors, past financial performance should not be considered an indication of future performance.

Risk Factors Relating to the Company’s Business

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

The market for the Company’s products is highly competitive and dominated by a small number of large companies. The Company is continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of the Company’s growth rate. The Company’s ability to continue to grow sales effectively depends on its capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs which could have a material adverse effect on the Company’s business or results of operations. In addition, competitors’ new products and technologies reach the market before the Company’s products, they may gain a competitive advantage or render the Company’s products obsolete. See “Competition” in Item 1 – “Business” of this Form 10-K for more information about the Company’s competitors. The ultimate success of the Company’s product development efforts will depend on many factors, including, but not limited to, the Company’s ability to create innovative designs and materials; provide innovative surgical techniques; accurately anticipate and meet customers’ needs; commercialize new products in a timely manner; and manufacture and deliver products and instrumentation in sufficient volumes on time.

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

The Company and its customers are subject to substantial government regulation and compliance with these regulations can have a material adverse effect on the Company’s business.

The medical devices which the Company designs, develops, manufactures and markets are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation throughout the world, and the Company does not anticipate this trend to dissipate in the near future.

In general, the development, testing, manufacture and marketing of the Company’s products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, the Company is required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a myriad of complex laws governing Medicare and Medicaid reimbursement and health care fraud and abuse laws, with these laws and regulations being very complex and subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices. Governmental and regulatory actions against the Company can result in various actions that could adversely impact its operations, including:

•	the recall or seizure of products;

•	the suspension or revocation of the authority necessary for the production or sale of a product;

•	the imposition of fines and penalties;

•	the delay of the Company’s ability to introduce new products into the market;

•

the exclusion of the Company’s products from being reimbursed by federal and state health care programs (such as Medicare, Medicaid, Veterans Administration health programs and Civilian Health and Medical Program Uniformed Service (CHAMPUS); and

•	other civil or criminal sanctions against the Company.

Any of these actions, in combination or alone, or even a public announcement that the Company is being investigated for possible violations of these laws, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In many of the foreign countries in which the Company markets its products, the Company is subject to regulations affecting, among other things: clinical efficacy; product standards; packaging requirements; labeling requirements; import/export restrictions; tariff regulations; duties; and tax requirements. Many of the regulations applicable to the Company’s devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require the Company’s products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on the Company’s business, financial condition and results of operations.

As both the U.S. and foreign government regulators have become increasingly stringent, the Company may be subject to more rigorous regulation by governmental authorities in the future. The Company’s products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If the Company fails to adequately address any of these regulations, our business will be harmed.

The Company is subject to risks arising from currency exchange rate fluctuations, which could increase the Company’s costs and may cause the Company’s profitability to decline.

During fiscal year 2006, sales of the Company’s products outside of the United States was $700,626,000 or 35% of the Company’s total revenues. Accordingly, the U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company’s foreign-generated revenues was generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have an adverse effect on the Company’s results of operations. The Company’s consolidated net sales were negatively affected by approximately 1% during fiscal year 2006 and positively affected by 2% during fiscal year 2005, as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

Sales may decline if the Company’s customers do not receive adequate levels of reimbursement from third-party payors for the Company’s products and if certain types of healthcare programs are adopted in the Company’s key markets.

In the United States, healthcare providers that purchase our products (e.g., hospitals, doctors, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, we may be unable to sell certain of our products on a profitable basis, thus, materially adversely impacting our results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products.

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

The Company involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, the Company has received product liability claims relating to its products and anticipate that the Company will continue to receive claims in the future, some of which could have a material adverse impact on its business. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of the Company’s products. The Company’s existing product liability insurance coverage may be inadequate to satisfy liabilities it might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities or is in excess of its insurance coverage limits, the Company’s business could suffer and its results could be materially adversely impacted.

In addition, the musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. The Company has in the past and may in the future become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could put pressure on the Company’s financial resources and divert the time, energy and efforts of its management.

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

As discussed in greater detail in Item 3 “Legal Proceedings” of this Form 10-K/A, the Company has received two grand jury subpoenas from the United States Department of Justice. The Company has cooperated

Palacos® is a registered trademark of Heraeus Kulzer GmbH.

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

Risk Factors Relating to the Stock Options Investigation

The Company’s review of historical stock option granting practices and restatement of consolidated financial statements may result in future litigation or regulatory inquiries which could harm the Company’s financial results.

On December 18, 2006 and March 30, 2007 the Company announced preliminary and updated reports from the Special Committee following the publication of an analyst report suggesting that certain historical stock option grants took place on dates where the Company’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options. Based upon an analysis of these reports and relevant accounting literature, including Staff Accounting Bulletin No. 99, our Audit Committee determined on March 30, 2007 that we should amend the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2006 and Quarterly Report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of the consolidated financial statements reflected therein (fiscal years ended May 31, 2006, 2005 and 2004 and periods ended August 31, 2006 and 2005) and related disclosures reflected therein. On May 25, 2007, the Board received and discussed the updated findings contained in the Special Committee’s final report.

The Company’s review of historical stock option granting practices has required the Company to incur additional expenses for legal, accounting, tax and other professional services, and could in the future adversely affect our business, financial condition, results of operations and cash flows including by virtue of exposing the Company to greater risks associated with litigation, regulatory and other governmental proceedings. While the Company believes that it has made appropriate judgments in connection with this restatement (including in determining the correct measurement dates for the approximately 17,000 stock option awards in question), the SEC or other governmental agencies may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial and other impacts of past stock option grant measurement date errors, and there is a risk that any such inquiry could lead to circumstances in which the Company may have to further restate its prior financial statements, amend prior SEC or other filings, or otherwise take other actions not currently contemplated by the Company. Any such circumstance could also lead to future delays in filing the Company’s subsequent SEC reports and delisting of its common shares from The NASDAQ Global Select Market. The Company cannot assure you that any future litigation or regulatory action will result in the same conclusions reached by the Audit Committee. The conduct and resolution of these matters may be time consuming, expensive and distracting from the conduct of the Company’s business. Furthermore, if the Company is subject to adverse findings in any of these matters, the Company could be required to pay damages, penalties or additional taxes or have other remedies imposed upon us which could harm its business, financial condition, results of operations and cash flows.

The Company has been named as a party to a number of shareholder derivative lawsuits relating to its historical stock option practices, and the Company may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on the Company’s financial condition and results of operations.

In connection with the Company’s historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of the Company’s current and former directors and officers purporting to assert claims on the Company’s behalf, as discussed in Item 3 “Legal Proceedings” herein. There may be additional lawsuits of this nature filed in the future. The Company cannot predict the outcome of these lawsuits, nor can the Company predict the amount of time and expense that will be required to resolve these lawsuits. These lawsuits may become time consuming and expensive, and if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the issues arising from the Company’s previous retroactive pricing of stock options may make it more difficult to obtain director and officer insurance coverage in the future. If the Company is able to obtain this coverage, it could be significantly more costly than in the past, which could have an adverse effect on the Company’s financial results and cash flow. As a result of this and related factors, the Company’s directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, the Company may have difficultly attracting and retaining qualified directors and officers, which could adversely affect the Company’s business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following are the principal properties of the Company:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, Inc.	Warsaw, Indiana	517,200	Owned

Administrative, manufacturing and distribution facility of EBI, L.P. and administrative offices of Electro-Biology, Inc.	(1) Parsippany, New Jersey [1] (2) Parsippany, New Jersey	63,000 209,700	Owned Owned

Manufacturing facility of EBI, L.P.	Allendale, New Jersey	30,000	Leased
Manufacturing facility of EBI, L.P.	Marlow, Oklahoma	51,500	Owned

Administrative, manufacturing and distribution facility of Walter Lorenz Surgical, Inc.	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility	(1) Palm Beach Gardens, FL	117,000	Owned
of Implant Innovations, Inc.	(2) Palm Beach Gardens, FL [2]	69,000	Owned
Office and manufacturing facilities of Arthrotek,	(1) Ontario, California	35,400	Owned
Inc.	(2) Redding, California	14,400	Leased
Manufacturing facility of Biomet Fair Lawn L.P.	Fair Lawn, New Jersey	40,000	Owned
Office and manufacturing facility of Electro-Biology, Inc.	Guaynabo, Puerto Rico	34,700	Owned
Office, manufacturing and distribution facilities	(1) Irvine, California	36,800	Leased
of Interpore Spine Ltd.	(2) Irvine, California	27,700	Leased
Office, manufacturing and warehouse facility of	Valence, France	86,100	Owned
Biomet France Sarl
Office, manufacturing and warehouse facilities of	Berlin, Germany	49,900	Owned
Biomet Deutschland GmbH
Office and research and development facility of Biomet Deutschland GmbH	Darmstadt, Germany	29,200	Leased
Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland BV, Walter Lorenz Surgical Europe B.V. and Biomet Europe Spine B.V.	Dordrecht, The Netherlands	37,700	Owned
Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned
Office, manufacturing and warehouse facilities of Biomet Cementing Technologies AB	Sjobo, Sweden	24,200	Owned
Manufacturing and administrative facilities of	(1) Bridgend, South Wales	105,200	Owned
Biomet UK Ltd.	(2) Swindon, England	53,400	Owned

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

Item 3. Legal Proceedings.

Except for the legal proceedings set forth under the subheading “Litigation Relating to the Stock Option Investigation” below, all information set forth in this Item 3 “Legal Proceedings” is as of August 11, 2006 – the date of the Company’s Original Filing – or an earlier date as may be noted herein, and does not modify or update disclosures affected by subsequent events.

Litigation Disclosed in the Original Filing

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

Litigation Relating to the Stock Option Investigation

On September 21, 2006, two shareholder-derivative complaints were filed against certain of Biomet’s current and former directors and officers in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option awards by the Company dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint, which is currently pending with the court.

On December 11, 2006, a third shareholder-derivative complaint captioned International Brotherhood of Electrical Workers Local 98 Pension Fund v. Hann, et al., No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 11, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 Form 8-K filing and press release regarding the Company’s historical stock options granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. Both motions are currently pending with the court.

Pursuant to Indiana law and provisions of our articles of incorporation, we are advancing reasonable expenses, including attorneys’ fees, incurred by the current and former Biomet directors and officers in defending these lawsuits.

On May 25, 2007, the Board received and discussed an updated report from its Special Committee which concluded that pursuing these three shareholder-derivative complaints was not in the best interests of the Company. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder-derivative claims and result in the dismissal of these complaints. For a further description of the Special Committee’s considerations in arriving at this conclusion see the Company’s current report on Form 8-K filed with the SEC on May 25, 2007.

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

Item 6. Selected Financial Data.

The consolidated balance sheets as of May 31, 2006 and 2005 and the consolidated statements of income for the fiscal years ended May 31, 2006, 2005 and 2004 have been restated as set forth in this amended annual report on Form 10-K/A. The data for the consolidated balance sheets as of May 31, 2004, 2003 and 2002 and the consolidated statements of income for the years ended May 31, 2003 and 2002 reflected below have been restated to reflect the impact of additional share-based compensation expense and other adjustments described in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A, but such restated data has not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this amended annual report on Form 10-K/A to fully understand the factors that may affect the comparability of the information presented below.

The impact of the restatement and a comparison to the amounts originally reported as of and for the years ended May 31, 2006, 2005, 2004, 2003 and 2002 are detailed in the tables below.

Income Statement Data (in thousands except per share data)	Year Ended May 31, 2006			Year Ended May 31, 2005			Year Ended May 31, 2004			Year Ended May 31, 2003			Year Ended May 31, 2002
	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported(2)	Adjust- ment(3)	As Restated(2)
Net sales	$2,025,739	$—	$2,025,739	$1,879,950	$—	$1,879,950	$1,615,253	$—	$1,615,253	$1,390,300	$—	$1,390,300	$1,191,902	$—	$1,191,902
Cost of sales	582,070	36	582,106	533,096	259	533,355	461,502	664	462,166	407,295	796	408,091	332,727	818	333,545

Gross profit	1,443,669	(36)	1,443,633	1,346,854	(259)	1,346,595	1,153,751	(664)	1,153,087	983,005	(796)	982,209	859,175	(818)	858,357
Selling, general and administrative expenses	750,428	(169)	750,259	694,254	2,048	696,302	595,234	4,974	600,208	495,391	6,581	501,972	437,731	7,942	445,673
Research and development expense	84,914	74	84,988	79,696	517	80,213	63,636	1,328	64,964	55,309	1,592	56,901	50,750	1,636	52,386
In-process research and development	—	—	—	26,020	—	26,020	1,250	—	1,250	—	—	—	—	—	—
Other charges/(credits)	—	—	—	—	—	—	—	—	—	(5,800)	—	(5,800)	—	—	—

Operating income	608,327	59	608,386	546,884	(2,824)	544,060	493,631	(6,966)	486,665	438,105	(8,969)	429,136	370,694	(10,396)	360,298
Other income, net	2,874	(265)	2,609	2,816	(407)	2,409	15,165	(1,113)	14,052	13,638	(963)	12,675	5,421	(815)	4,606

Income before income taxes and minority interest	611,201	(206)	610,995	549,700	(3,231)	546,469	508,796	(8,079)	500,717	451,743	(9,932)	441,811	376,115	(11,211)	364,904
Provision for income taxes	205,057	30	205,087	198,084	(988)	197,096	176,098	(2,776)	173,322	156,961	(3,320)	153,641	127,665	(3,808)	123,857

Income before minority interest	406,144	(236)	405,908	351,616	(2,243)	349,373	332,698	(5,303)	327,395	294,782	(6,612)	288,170	248,450	(7,403)	241,047
Minority interest	—	—	—	—	—	—	7,071	—	7,071	8,081	—	8,081	8,710	—	8,710

Net income	$406,144	$(236)	$405,908	$351,616	$(2,243)	$349,373	$325,627	$(5,303)	$320,324	$286,701	$(6,612)	$280,089	$239,740	$(7,403)	$232,337

Earnings per share:
Basic	$1.64	$—	$1.64	$1.39	$(0.01)	$1.38	$1.27	$(0.02)	$1.25	$1.10	$(0.02)	$1.08	$0.89	$(0.03)	$0.86
Diluted	1.63	—	1.63	1.38	(0.01)	1.37	1.27	(0.02)	1.25	1.10	(0.03)	1.07	0.88	(0.03)	0.85
Shares used in the computation of earnings per share:
Basic	247,576	—	247,576	252,387	—	252,387	255,512	—	255,512	259,493	—	259,493	268,475	—	268,475
Diluted	248,430	—	248,430	254,148	—	254,148	257,204	—	257,204	261,394	—	261,394	271,245	—	271,245
Cash dividends paid per common share	$0.25	$—	$0.25	$0.20	$—	$0.20	$0.15	$—	$0.15	$0.10	$—	$0.10	$0.09	$—	$0.09

Balance Sheet Data (in thousands except per share data)	As of May 31, 2006			As of May 31, 2005			As of May 31, 2004			As of May 31, 2003			As of May 31, 2002
	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated	As Reported	Adjust- ment(3)	As Restated
Working capital	$794,996	$3,695	$798,691	$672,525	$4,913	$677,438	$807,259	$3,459	$810,718	$845,101	$3,608	$848,709	$715,245	$3,255	$718,500
Total assets	2,263,922	18,725	2,282,647	2,096,577	18,368	2,114,945	1,782,905	7,215	1,790,120	1,672,169	9,234	1,681,403	1,521,723	4,016	1,525,739
Shareholders’ Equity	1,716,499	3,695	1,720,194	1,563,931	4,913	1,568,844	1,448,210	3,459	1,451,669	1,286,134	3,608	1,289,742	1,176,479	3,255	1,179,734

(1)	The selected financial data includes the operations of Interpore International, Inc. from its date of acquisition (June 18, 2004).
(2)	Other income, net for fiscal 2002 was adversely impacted by a $9 million charge as a result of equity write-downs in marketable securities and other investments.
(3)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note A of the Notes to Consolidated Financial Statements of this amended annual report on Form 10-K/A.

Item 7. Management’s Discussion & Analysis of Financial Condition & Results of Operations.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The discussion and analysis set forth in this Item 7 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note A, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this amended annual report on Form 10-K/A. The impact of the restatement for the years ended May 31, 2006, 2005 and 2004 was to decrease net income as previously reported by approximately $0.2 million, $2.2 million and $5.3 million, respectively.

This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed elsewhere in this amended report under the caption “Risk Factors.”

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

	Percentage of Net Sales			Percentage Increase (Decrease)
	2006 (restated)	2005 (restated)	2004 (restated)	2006 vs. 2005 (restated)	2005 vs. 2004 (restated)

Net sales	100.0%	100.0%	100.0%	8%	16%
Cost of sales	28.7	28.4	28.6	9	15

Gross profit	71.3	71.6	71.4	7	17
Selling, general and administrative expenses	37.0	37.0	37.2	8	16
Research and development expense	4.2	4.2	4.0	6	24
In-process research and development	—	1.4	0.1	n/m	n/m

Operating income	30.1	29.0	30.1	12	12
Other income, net	0.1	0.1	0.9	8	(83)

Income before income taxes and minority interest	30.1	29.1	31.0	12	9
Provision for income taxes	10.1	10.5	10.8	4	14

Income before minority interest	20.0	18.6	20.2	16	7
Minority interest	—	—	0.4	n/m	n/m

Net income	20.0%	18.6%	19.8%	16%	9%

n/m – Not Meaningful

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

Gross Profit – The Company’s gross profit increased 7% to $1,443,633,000 in fiscal 2006 from $1,346,595,000 in 2005. The gross profit margin decreased to 71.3% of sales in fiscal 2006 compared to 71.6% in 2005. The components of this change are an increase of 1.3% relating to the impact of inventory step-up from acquisitions on last year’s cost of goods sold, offset by a decrease of 0.3% due to an unanticipated, retroactive price increase from the supplier of Biomet’s antibiotic delivery system in Europe, additional expenses of 0.2% related to the Company’s review and reorganization of its EBI operations and discontinuation of the Acumen Surgical Navigation product line, 0.5% from average selling price decreases in Japan, Australia and Korea and 0.6% from higher growth rates in foreign sales, where gross margins are lower, versus domestic sales.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 8% in fiscal 2006 to $750,259,000 compared to $696,302,000 last year. This increase results from increased commission expense on higher sales (2.8%), the direct to consumer advertising that commenced during the second quarter of fiscal year 2006 (1.4%), additional expenses in connection with the separation package payable to former President and CEO Dane A. Miller, Ph.D. (1.3%), additional expenses related to the Company’s review and reorganization of its EBI operations, discontinuation of the Acumen Surgical Navigation product line and the write off of its investment in Z-KAT, Inc. (0.9%) and an increase in marketing and general and administrative expenses (1.6%). As a percent of sales, selling, general and administrative expenses were 37.0% in fiscals 2006 and 2005.

Research and Development Expense – Research and development expense increased 6% during the current year to $84,988,000 compared to $80,213,000 in 2005. The increase includes the $2.6 million paid for a cross-licensing and settlement agreement between Biomet Biologics, Inc. and Cytomedix, Inc. In addition, the increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2006 and 2005.

Operating Income – Operating income increased 12% during fiscal 2006 to $608,386,000 from $544,060,000 in 2005. U.S. operating income increased 3% to $519,953,000 from $505,799,000, reflecting solid sales growth for higher-margin product lines, offset by the additional expenses discussed above. European operating income increased 3% to $77,666,000 compared to $75,769,000 in 2005. The growth in Europe operating income was negatively affected by a reduction in gross margins and higher selling expenses for the Company’s dental products, but reflects solid sales growth, higher gross margins (primarily related to the elimination in fiscal 2006 of inventory step-up costs recognized in fiscal 2005) and lower selling expenses for the rest of the Company’s products. Rest of World operating income decreased 16% to $10,767,000 in fiscal 2006 from $12,762,000 in 2005. This decline reflects higher selling expenses due to expanding salesforces and increased expenses to meet additional regulatory requirements in Japan, including support of new product introductions.

Other Income, Net – Other income, net increased during the current year to $2,609,000 from $2,409,000 in 2005. Other income increased 23% to $14,274,000 from $11,566,000, while interest expense increased 27% to $11,665,000 from $9,157,000. As interest rates increased during fiscal 2006, investment income, as well as interest expense increased. In addition, during fiscal 2006, investment income increased as the Company’s cash and investments increased. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note H in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes increased to $205,087,000, or 33.6% of income before income taxes for fiscal 2006 compared to $197,096,000 or 36.1% of income before income taxes last year. The effective income tax rate decreased primarily as a result of a $26 million write-off of in-process research and development last year, in connection with the Interpore acquisition not being tax affected. In addition, the tax rate benefited from the new Qualified Production Activities Deduction in the U.S. and continued expansion of operations in lower tax jurisdictions.

Net Income – The factors mentioned above resulted in a 16% increase in net income to $405,908,000 for fiscal 2006 from $349,373,000 in 2005. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in an 19% increase in basic earnings per share for 2006 to $1.64 compared to $1.38 in 2005.

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

Gross Profit – The Company’s gross profit increased 17% to $1,346,595,000 in fiscal 2005 from $1,153,087,000 in 2004. The gross profit margin increased to 71.6% of sales in fiscal 2005 compared to 71.4% in 2004. This improvement was realized through a 1% increase in selling prices and improved manufacturing efficiencies, offset by $21.8 million of additional expense in fiscal 2005 as compared to fiscal 2004 as a result of an inventory step-up charge recognized in connection with the purchase of Merck KGaA’s 50% interest in the Biomet Merck joint venture and the Interpore acquisition.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 16% in fiscal 2005 to $696,302,000 compared to $600,208,000 in fiscal 2004. This increase resulted from increased commission expense on higher sales (8%) and an increase in marketing and general and administrative expenses (9%). As a percent of sales, selling, general and administrative expenses was 37.0% in fiscal 2005 and 37.2% in fiscal 2004.

Research and Development Expense – Research and development expense increased 24% during fiscal 2005 to $80,213,000 compared to $64,964,000 in 2004. The increase reflected the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2005 compared to 4.0% in fiscal 2004.

In-Process Research and Development – In connection with the Interpore acquisition, the Company assigned $26,020,000 to in-process research and development, which was written off as of the acquisition date.

Operating Income – Operating income increased 12% during fiscal 2005 to $544,060,000 from $486,665,000 in 2004. U.S. operating income increased 15% to $505,799,000 from $438,675,000, reflecting solid sales growth for higher-margin product lines. European operating income increased 59% to $75,769,000 compared to $47,595,000 in 2004. Rest of World operating income increased 212% to $12,762,000 in fiscal 2005 from $4,095,000 in 2004. The growth in both Europe and Rest of World operating income reflects solid sales growth, higher gross margins, lower selling expenses and improved foreign currency translation.

Other Income, Net – Other income, net decreased during fiscal 2005 to $2,409,000 from $14,052,000 in 2004. Other income decreased 37% to $11,566,000 from $18,299,000, while interest expense increased 116% to $9,157,000 from $4,247,000. During the fourth quarter of fiscal 2004, the Company recorded a $3,362,000 gain on the disposition of an equity investment. Excluding this gain, other income decreased 21% mainly due to the cash used in the acquisitions of Merck KGaA’s 50% interest in the Biomet Merck joint venture and Interpore acquisition. Interest expense increased as a result of the $200 million 36-month revolving credit facility entered into and utilized to fund the Interpore acquisition. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note H in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes increased to $197,096,000, or 36.1% of income before income taxes for fiscal 2005 compared to $173,322,000 or 34.6% of income before income taxes last year. The effective income tax rate increased primarily as a result of a $26 million write-off of in-process research and development in connection with the Interpore acquisition not being tax affected, offset by continued expansion of operations in lower tax jurisdictions.

Net Income – The factors mentioned above resulted in an 9% increase in net income to $349,373,000 for fiscal 2005 from $320,324,000 in 2004. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in a 10% increase in basic earnings per share for 2005 to $1.38 compared to $1.25 in 2004. The purchase of Interpore did not have a significant impact on net income, as the expense associated with the amortization of intangibles and reduced investment income were offset by the additional income associated with the sale of Interpore’s products.

Liquidity & Capital Resources

The Company’s cash and investments increased to $225,471,000 at May 31, 2006, from $177,074,000 at May 31,2005. Net cash from operating activities was $413,470,000 in fiscal 2006 compared to $410,920,000 in 2005. The principal sources of cash from operating activities were net income of $405,908,000 and non-cash charges of depreciation and amortization of $82,177,000. The principal use of cash includes an increase in accounts receivable and inventory of $31,284,000 and $69,728,000, respectively. Accounts receivable and inventory continue to increase as the Company continues to expand its direct selling operations in countries where it traditionally sold to distributors, and as it experiences sales growth.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note C of the Notes to Consolidated Financial Statements. In management’s opinion, the Company’s critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, and accrued insurance.

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

Accrued Insurance – As noted in Note N of the Notes to Consolidated Financial Statements, the Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company. Product liability claims are routinely reviewed by the Company’s insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future.

Share-Based Compensation and Sensitivity Analysis – As discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A, based upon the information from the Special Committee’s investigation, from 1996 through 2006, the Company had a practice in many instances of opportunistic misdating and mispricing of options in order to take advantage of a lower share price, without disclosing this practice in its public filings and without properly measuring share-based compensation expense beginning on the date the terms of the stock option award were finalized. Due to a lack of documentation and process surrounding the Company’s administration of its stock option plans, the Company’s estimate of the appropriate measurement date was based on the date of grant documentation such as e-mails, spreadsheets listing the employees and the number of shares to be granted to such employees, and other correspondence or documentation related to the award.

As described above, judgment was exercised by the Company in determining the appropriate alternative measurement date for each of the stock option awards in question. The use of a different alternative measurement date than that used by the Company could have resulted in different share-based compensation expense than those recorded in this amended annual report on Form 10-K/A. The Company performed sensitivity analysis of the effect on share-based compensation expense of using different approaches for selecting alternative measurement dates than the approach used to record share-based compensation expense in this amended annual report on Form 10-K/A.

Presented below is a summary that illustrates the impact of different approaches of measuring additional share-based compensation expense from fiscal 1996 to 2006. The summary below excludes distributor stock options expense arising from Distributor Awards (as these awards are accounted for under EITF 96-18) and is presented after considering forfeitures and vesting (dollars in thousands).

			Sensitivity Analysis
Year	Additional Share-Based Compensation Expense (Pre- Tax) (1)	Error as a % of Pre-Tax Income (1)	Additional Share-Based Compensation Using End Date Alternative (Pre- Tax) (2)	Error as a % of Pre- Tax Income (2)	Additional Share-Based Compensation Using High Price Alternative (Pre-Tax) (3)	Error as a % of Pre- Tax Income (3)
1996	$26.0%		$45.0%		$68.0%
1997	516.3%		842.5%		1,266.7%
1998	1,071.5%		1,853.9%		2,789	1.3%
1999	2,068	1.0%	3,550	1.8%	5,342	2.7%
2000	4,371	1.6%	7,543	2.7%	11,350	4.0%
2001	5,517	1.8%	9,531	3.0%	14,342	4.6%
2002	5,556	1.5%	9,603	2.6%	14,449	3.8%
2003	4,887	1.1%	8,457	1.9%	12,726	2.8%

1996 - 2003 (4)	24,013		41,424		62,332
2004	3,875.78%		6,736	1.3%	10,136	2.0%
2005	2,792.51%		4,860	0.9%	7,313	1.3%
2006	2,449.40%		4,366	0.7%	6,569	1.1%

Total (4)	$33,129		$57,386		$86,350

(1)	The additional share-based compensation expense was calculated using the alternative measurement date used to determine the additional share-based compensation expense under APB No. 25 as reflected in the Consolidated Financial Statements included in this amended annual report on Form 10-K/A (the “APB No. 25 Measurement Date”). Generally, the APB No. 25 Measurement Date was the first date available to the Company to select an alternative measurement date under APB No. 25.
(2)	For all awards in which the APB No. 25 Measurement Date was not based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, additional share-based compensation expense reflected in the end date alternative was calculated using the first date when such awards appeared in a calculation supporting numbers included in a quarterly report on Form 10-Q or annual report on Form 10-K (the “End Date”). This “End Date” was used because it represents the first date on which the Company believed the exercise price and number of shares underlying the award were fixed with certainty. For all awards in which the APB No. 25 Measurement Date was based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, the additional share-based compensation expense reflected in the end date alternative was calculated using the APB No. 25 Measurement Date.
(3)	For all awards in which the APB No. 25 Measurement Date was not based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, additional share-based compensation expense reflected in the high price alternative was calculated using the highest stock price between the APB No. 25 Measurement Date and the End Date. For all awards in which the APB No. 25 Measurement Date was based on documentation which indicated with certainty that the price and number of shares of the award had been fixed with finality by that date, the additional share-based compensation expense reflected in the high price alternative was calculated using the highest stock price between the grant date reflected in the original award documentation and the APB No. 25 Measurement Date.
(4)	Amounts in table may not foot or cross-foot due to rounding.

In addition to the approximately $33.1 million of additional share-based compensation expense reflected above, the Company estimates that the amount of pre-tax additional share-based compensation expense under APB No. 25 “Accounting for Stock Issued to Employees,” which was both attributable to the results of the Special Committee’s investigation and related to nonvested stock options and not yet recognized was approximately $9.9 million as of May 31, 2006. The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”) on June 1, 2006 using the modified prospective method and will recognize share-based compensation expense related to nonvested stock options in appropriate periods following May 31, 2006 in accordance with SFAS 123R.

Recent Accounting Pronouncements – Information about recent accounting pronouncements and their effect on the Company can be found in Note C of the Notes to Consolidated Financial Statements.

Quarterly Results.

(in thousands, except earnings per share)

	1st Qtr.			2nd Qtr.			3rd Qtr.			4th Qtr.			Year
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
2006
Net sales	$484,903	$—	$484,903	$494,690	$—	$494,690	$506,254	$—	$506,254	$539,892	$—	$539,892	$2,025,739	$—	$2,025,739
Gross profit	350,408	(86)	350,322	355,079	(114)	354,965	363,193	(97)	363,096	374,989	260	375,249	1,443,669	(36)	1,443,633
Net income(2)	100,299	(614)	99,685	101,278	(802)	100,476	106,065	(685)	105,380	98,502	1,865	100,367	406,144	(236)	405,908
Earnings per share:(1)
Basic	0.40	—	0.40	0.41	—	0.41	0.43	(0.01)	0.42	0.40	0.01	0.41	1.64	—	1.64
Diluted	0.40	—	0.40	0.41	(0.01)	0.40	0.43	(0.01)	0.42	0.40	0.01	0.41	1.63	—	1.63

2005
Net sales	$438,160	$—	$438,160	$456,674	$—	$456,674	$482,023	$—	$482,023	$503,093	$—	$503,093	$1,879,950	$—	$1,879,950
Gross profit	312,188	(186)	312,002	325,559	(188)	325,371	343,955	(139)	343,816	365,152	254	365,406	1,346,854	(259)	1,346,595
Net income(3)	60,433	(1,414)	59,019	91,199	(1,410)	89,789	96,784	(1,074)	95,710	103,200	1,655	104,855	351,616	(2,243)	349,373
Earnings per share:(1)
Basic	0.24	(0.01)	0.23	0.36	—	0.36	0.38	(0.01)	0.37	0.41	0.01	0.42	1.39	(0.01)	1.38
Diluted	0.24	(0.01)	0.23	0.36	(0.01)	0.35	0.38	(0.01)	0.37	0.41	0.01	0.42	1.38	(0.01)	1.37

2004
Net sales	$370,319	$—	$370,319	$387,561	$—	$387,561	$410,185	$—	$410,185	$447,188	$—	$447,188	$1,615,253	$—	$1,615,253
Gross profit	264,701	(178)	264,523	278,771	(233)	278,538	294,193	(255)	293,938	316,086	2	316,088	1,153,751	(664)	1,153,087
Net income	76,478	(1,329)	75,149	82,692	(1,824)	80,868	86,600	(1,974)	84,626	79,857	(176)	79,681	325,627	(5,303)	320,324
Earnings per share:(1)
Basic	0.30	—	0.30	0.32	(0.01)	0.31	0.34	(0.01)	0.33	0.31	—	0.31	1.27	(0.02)	1.25
Diluted	0.30	—	0.30	0.32	(0.01)	0.31	0.34	(0.01)	0.33	0.31	—	0.31	1.27	(0.02)	1.25

(1)	Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

(2)	Net income for the fourth quarter of fiscal 2006 was adversely impacted by pre-tax charges of $9 million in connection with the separation package payable to former President and CEO Dane A. Miller, Ph.D.; $5.4 million for expenses related to the Company’s review and reorganization of its EBI operations; $4.8 million related to the discontinuation of the Acumen Surgical Navigation product line and the Company’s investment in Z-KAT, Inc.; and $2.6 million for a cross-licensing and settlement agreement between Biomet Biologics, Inc. and Cytomedix, Inc.

(3)	Net income for the first quarter of fiscal 2005 was adversely impacted by a $26 million charge as a result of in-process research and development in connection with the Interpore acquisition.

(4)	Net income for the fourth quarter of fiscal 2004 was adversely impacted by a $25 million pre-tax charge as a result of a change in the Company’s estimate for bad debt allowances on its domestic insurance receivables.

(5)	In addition to this amended annual report on Form 10-K/A, the Company expects to separately amend its quarterly report on Form 10-Q for the period ended August 31, 2006 and separately file its quarterly reports on Form 10-Q for the periods ended November 30, 2006 and February 28, 2007. For additional quarterly line item disclosures relating to the restatement reflected in this amended annual report on Form 10-K/A, see Note N of the Notes to Consolidated Financial Statements included in Item 8 to this amended annual report on Form 10-K/A.

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

Item 8. Financial Statements and Supplementary Data.

Biomet, Inc. and Subsidiaries Index to consolidated Financial Statements and Schedule.

Management’s Report on Internal Control over Financial Reporting (As Revised).

The management of Biomet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in this amended annual report on Form 10-K/A. Internal control over financial reporting is a process designed by, or under the supervision of, the current Chief Executive Officer and Interim Chief Financial Officer, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In “Management’s Report of Internal Controls Over Financial Reporting” included in the Company’s original annual report on Form 10-K for the fiscal year ended May 31, 2006 filed with the SEC on August 11, 2006, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2006. Subsequently, management identified deficiencies in the Company’s internal control over financial reporting with respect to its controls over the granting, administration, and accounting for stock options, namely, the Company did not maintain effective controls over the completeness, valuation, presentation and disclosure of share-based expense. As of May 31, 2006 the Company did not have an effective control designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense. These deficiencies resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in this amended report to restate the Company’s consolidated financial statements for each of the fiscal years ended May 31, 2006, 2005 and 2004 as discussed in Note A to the consolidated financial statements.

A material weakness is a significant deficiency, or combination of significant deficiencies that result in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Public Company Accounting Oversight Board Auditing Standard No. 2 provides that the restatement of previously issued financial statements to reflect the correction of misstatements is a strong indicator of the existence of a material weakness in internal control over financial reporting.

As a result of the deficiencies described above, the Company’s current management has revised the Company’s earlier assessment and has now concluded that the Company had a material weakness as of May 31, 2006 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

The framework on which such reevaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report”).

Management’s revised assessment of the Company’s internal control over financial reporting as of May 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 43.

Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting.

To the Board of Directors and Shareholders of Biomet, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting (as revised)” on page 42, that Biomet, Inc. did not maintain effective internal control over financial reporting as of May 31, 2006, because of the effects of inadequate control over the granting, administration, and accounting for stock options, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biomet, Inc.’s management is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated July 28, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph the Company subsequently identified misstatements in its financial statements for 2006 and prior years, necessitating the restatement of the Company’s financial statements. The internal control deficiencies which led to the restatement are considered to be a material weakness as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company had ineffective internal control over financial reporting with respect to the granting, administration, and accounting for stock options, namely, the Company did not maintain effective control over the completeness, valuation, presentation and disclosure of share based expense. As of May 31, 2006, the Company did not have effective controls designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense.

This material weakness resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in a restatement of the Company’s previously issued annual financial statements for the years ended May 31, 2006, 2005 and 2004, as described more fully in Note A to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated) of the Company and this report does not affect our report dated July 28, 2006, except for Note A, as to which the date is May 23, 2007, on those financial statements.

In our opinion, management’s revised assessment that Biomet, Inc. did not maintain effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Biomet, Inc. has not maintained effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 28, 2006, except for the effects of the material weakness described in the sixth and seventh paragraphs above, as to which the date is May 23, 2007

Report of Independent Registered Public Accounting Firm.

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

As described in Note A, “Restatement of Consolidated Financial Statements”, the Company has restated previously issued financial statements as of May 31, 2006 and 2005 and for each of the three years in the period ended May 31, 2006 to correct its accounting for certain share-based expense and related payroll taxes.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biomet Inc.’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2006 except for the effects of the material weakness described in that report as to which the date is May 23, 2007, expressed an unqualified opinion on management’s revised assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 28, 2006, except for Note A, as

to which the date is May 23, 2007

Biomet, Inc. & Subsidiaries

Consolidated Balance Sheets.

At May 31,

(in thousands, except par value)

	2006 (restated)	2005 (restated)
Assets
Current assets:
Cash and cash equivalents	$160,963	$104,706
Investments	6,380	10,962
Accounts and notes receivable, less allowance for doubtful receivables (2006 – $69,134 and 2005 – $59,513)	507,883	479,745
Inventories	534,515	469,791
Refundable income taxes	16,880	15,989
Deferred income taxes	75,190	75,111
Prepaid expenses and other	32,342	35,980

Total current assets	1,334,153	1,192,284

Property, plant and equipment:
Land and improvements	24,944	24,297
Buildings and improvements	154,101	145,928
Machinery and equipment	476,387	404,173

	655,432	574,398
Less, Accumulated depreciation	297,800	251,511

Property, plant and equipment, net	357,632	322,887

Investments	58,128	61,406
Goodwill	441,397	435,621
Other intangible assets	79,498	87,835
Other assets	11,839	14,912

Total assets	$2,282,647	$2,114,945

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$276,561	$282,193
Accounts payable	62,276	57,021
Accrued wages and commissions	84,665	85,351
Other accrued expenses	111,960	90,281

Total current liabilities	535,462	514,846

Deferred income taxes	26,991	31,255

Total liabilities	562,453	546,101

Commitments and contingencies (Note N)

Shareholders’ equity:
Preferred shares, $100 par value: Authorized 5 shares; none issued	—	—
Common shares, without par value: Authorized 500,000 shares; issued and outstanding 2006 – 244,976 shares and 2005 – 249,879 shares	206,633	188,162
Additional paid-in capital	116,528	112,284
Retained earnings	1,379,303	1,245,147
Accumulated other comprehensive income	17,730	23,251

Total shareholders’ equity	1,720,194	1,568,844

Total liabilities and shareholders’ equity	$2,282,647	$2,114,945

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries

Consolidated Statements of Income.

For the years ended May 31,

(in thousands, except per share amounts)

	2006 (restated)	2005 (restated)	2004 (restated)
Net sales	$2,025,739	$1,879,950	$1,615,253
Cost of sales	582,106	533,355	462,166

Gross profit	1,443,633	1,346,595	1,153,087
Selling, general and administrative expenses	750,259	696,302	600,208
Research and development expense	84,988	80,213	64,964
In-process research and development	—	26,020	1,250

Operating income	608,386	544,060	486,665
Other income, net	14,274	11,566	18,299
Interest expense	(11,665)	(9,157)	(4,247)

Income before income taxes and minority interest	610,995	546,469	500,717
Provision for income taxes	205,087	197,096	173,322

Income before minority interest	405,908	349,373	327,395
Minority interest	—	—	7,071

Net income	$405,908	$349,373	$320,324

Earnings per share:
Basic	$1.64	$1.38	$1.25
Diluted	1.63	1.37	1.25

Shares used in the computation of earnings per share:
Basic	247,576	252,387	255,512
Diluted	248,430	254,148	257,204

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries

Consolidated Statements of Shareholders’ Equity.

	Common Shares		Additional Paid-In Capital (restated)	Retained Earnings (restated)	Accumulated Other Comprehensive Income (Loss) (restated)	Total Shareholders’ Equity (restated)
(in thousands, except per share amounts)	Number	Amount
Balance at June 1, 2003, as previously reported	257,489	$141,931	$54,081	$1,100,462	$(10,340)	$1,286,134
Adjustment to opening shareholders’ equity	—	—	35,819	(32,211)	—	3,608

Beginning balance (restated)	257,489	141,931	89,900	1,068,251	(10,340)	1,289,742
Net income	—	—	—	320,324	—	320,324
Change in unrealized holding value on investments, net of $71 tax effect	—	—	—	—	133	133
Reclassification adjustment for losses included in net income, net of $158 tax effect	—	—	—	—	(294)	(294)
Currency translation adjustments	—	—	—	—	12,384	12,384

Comprehensive income	—	—	—	—	—	332,547

Exercise of stock options	1,921	28,208	—	—	—	28,208
Compensation expense	—	—	3,462	—	—	3,462
Tax benefit from exercise of stock options	—	—	7,645	—	—	7,645
Purchase of shares	(5,148)	(2,838)	(1,083)	(168,803)	—	(172,724)
Cash dividends ($.15 per common share)	—	—	—	(38,604)	—	(38,604)
Other	—	—	1,393	—	—	1,393

Balance at May 31, 2004 (restated)	254,262	167,301	101,317	1,181,168	1,883	1,451,669
Net income	—	—	—	349,373	—	349,373
Change in unrealized holding value on investments, net of $76 tax effect	—	—	—	—	142	142
Reclassification adjustment for losses included in net income, net of $76 tax effect	—	—	—	—	141	141
Currency translation adjustments	—	—	—	—	21,085	21,085

Comprehensive income	—	—	—	—	—	370,741

Exercise of stock options	1,360	24,640	—	—	—	24,640
Compensation expense	—	—	2,741	—	—	2,741
Tax benefit from exercise of stock options	—	—	7,730	—	—	7,730
Purchase of shares	(5,743)	(3,779)	(1,362)	(234,522)	—	(239,663)
Cash dividends ($.20 per common share)	—	—	—	(50,872)	—	(50,872)
Other	—	—	1,858	—	—	1,858

Balance at May 31, 2005 (restated)	249,879	188,162	112,284	1,245,147	23,251	1,568,844
Net income	—	—	—	405,908	—	405,908
Change in unrealized holding value on investments, net of $591 tax effect	—	—	—	—	1,098	1,098
Reclassification adjustment for losses included in net income, net of $366 tax effect	—	—	—	—	(678)	(678)
Currency translation adjustments	—	—	—	—	(5,941)	(5,941)

Comprehensive income	—	—	—	—	—	400,387

Exercise of stock options	1,083	23,002	—	—	—	23,002
Compensation expense	—	—	1,985	—	—	1,985
Tax benefit from exercise of stock options	—	—	2,240	—	—	2,240
Purchase of shares	(5,986)	(4,531)	(1,620)	(209,279)	—	(215,430)
Cash dividends ($.25 per common share)	—	—	—	(62,473)	—	(62,473)
Other	—	—	1,639	—	—	1,639
Balance at May 31, 2006 (restated)	244,976	$206,633	$116,528	$1,379,303	$17,730	$1,720,194

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries

Consolidated Statements of Cash Flows.

For the years ended May 31,

(in thousands)

	2006 (restated)	2005 (restated)	2004 (restated)
Cash flows from (used in) operating activities:
Net income	$405,908	$349,373	$320,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71,976	61,781	52,461
Amortization	10,201	7,821	5,757
Write-off of in-process research and development	—	26,020	1,250
Minority interest	—	—	7,071
Share-based expense	1,985	2,741	3,462
Other	1,130	(19)	(214)
Deferred income taxes	(4,356)	3,847	(12,854)
Tax benefit from exercise of stock options	2,240	7,730	7,645
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(31,284)	16,265	(29,955)
Inventories	(69,728)	(42,188)	2,888
Accounts payable	4,030	(5,927)	10,949
Other	21,368	(16,524)	17,305

Net cash from operating activities	413,470	410,920	386,089

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	77,400	62,344	236,360
Purchases of investments	(68,621)	(57,890)	(119,819)
Capital expenditures	(108,912)	(97,372)	(61,342)
Acquisitions, net of cash acquired	—	(266,229)	(307,475)
Other	1,068	(1,535)	(1,205)

Net cash used in investing activities	(99,065)	(360,682)	(253,481)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings	(2,693)	167,624	(11,487)
Issuance of shares	23,002	24,640	28,208
Cash dividends	(62,473)	(50,871)	(38,604)
Purchase of common shares	(215,430)	(239,663)	(172,724)

Net cash used in financing activities	(257,594)	(98,270)	(194,607)

Effect of exchange rate changes on cash	(554)	(6,505)	(4,408)

Increase (decrease) in cash and cash equivalents	56,257	(54,537)	(66,407)
Cash and cash equivalents, beginning of year	104,706	159,243	225,650

Cash and cash equivalents, end of year	$160,963	$104,706	$159,243

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,342	$8,666	$3,657
Income taxes	216,431	196,295	176,374

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements.

Note A: Restatement of Consolidated Financial Statements.

In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, the consolidated statements of income, shareholders’ equity and cash flows for the years ended May 31, 2006, 2005 and 2004 and the consolidated balance sheets at May 31, 2006 and 2005 have been restated for certain errors related to the measurement of share based compensation expense, distributor option expense and related payroll and withholding taxes, penalties and interest. In addition, Notes B (Nature of Operations), C (Accounting Policies), J (Stock Option Plans), K (Shareholders’ Equity and Earnings Per Share), L (Income Taxes), M (Segment Data), N (Commitments and Contingencies) and O (Quarterly Financial Information) have been revised as a result of the restatement.

The Company’s decision to restate its financial results was based on the results of an independent investigation of the Company’s stock option grants for the period from March 1996 through May 2006 by a special committee (the “Special Committee”) formed by the Company’s Board of Directors (the “Board”) following the publication of an analyst report suggesting that certain historical stock option grants took place on dates where the Company’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options. The Special Committee retained independent counsel to advise it in connection with and to conduct its investigation. Counsel to the Special Committee also hired independent accountants to assist in the investigation.

During the period from March 1996 to May 2006, the Company granted stock option awards to purchase approximately 17,000,000 Biomet common shares.

Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25”, a measurement date is required to be selected for each stock option award. The measurement date is the first date on which the number of shares that an individual employee is entitled to receive and the option exercise price are both known. Compensation expense must be recognized for the excess, if any, of the quoted market price of the stock on the measurement date over the exercise price.

In many instances, the Company selected option grant dates (stated grant dates) and corresponding option exercise prices that were before the date that both the number of shares that an individual is entitled to receive and the exercise price had been finalized. The special Committee concluded that there was opportunistic misdating and mispricing of options in order to take advantage of lower exercise prices. The Company also deemed the stated grant date to be the measurement date resulting in no compensation expense for those options in the financial statements as previously reported. For purposes of establishing the measurement date for accounting purposes, the practice of using the stated grant date rather than the date that the number of shares that an individual is entitled to receive and the exercise price were finalized resulted in incorrect measurement dates and financial statement errors. In connection with this amended annual report on Form 10-K/A, the Company has examined the best evidence available, including but not limited to, electronic and physical documents related to the awards and interviews with individuals involved in the administration of the Company’s stock option program during the 11-year period, in order to determine the appropriate measurement dates and correct these errors.

In addition, there were 866,000 options awarded to non-employee distributors during the 11 year period of the investigation. Prior to fiscal 2003, the Company did not record expense for options granted to non-employee distributors. Subsequent to 2002, the Company began recording expense based on EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.” The Company has calculated (or recalculated in the case of fiscal years subsequent to 2002) expense for awards to non-employee distributors in accordance with EITF 96-18 for the 11 year period. EITF 96-18 requires the Company to measure the fair value of the Distributor Awards at the date of grant and then remeasure fair value at each subsequent reporting period over the vesting period of the award.

There are various negative tax consequences to employees as a result of the Company’s historical stock option granting practices. As was recommended by the Special Committee, the Company is considering alternatives to potentially address some or all of these consequences.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The payroll and withholding tax treatment of a stock option granted to a U.S. employee or other service provider depends on whether the stock option qualifies as an Incentive Stock Option (“ISO”) or a Non-Qualified Stock Option (“NQO”). An ISO is a stock option that satisfies certain requirements set forth in Internal Revenue Code Section 422, including a requirement that the exercise price of the stock option may not be less than the fair market value of the underlying shares on the date of grant. An NQO is any stock option that does not satisfy the requirements to be treated as an ISO.

Upon exercise of an NQO, we are required, to the extent applicable, to (1) withhold the optionholder’s share of social security, Medicare and other employment taxes (which we collectively refer to as “payroll taxes”) and any federal, state or local income tax and (2) pay Biomet’s share of payroll taxes. However, upon exercise of an ISO, we are not required to withhold any income taxes nor are we required to withhold or pay any payroll taxes.

Our stock options granted during the 11-year period were generally intended to qualify as ISOs and accordingly, except for federal withholding in certain instances with respect to same day sales, we did not withhold federal income taxes, state income taxes or the employee’s share of social security, Medicare and other employment taxes upon exercise of these options, nor did we pay the employer’s share of social security, Medicare and other employment taxes. However, as described above, approximately eighty percent of our stock options granted during this period were subject to revised measurement dates. Any stock option that was granted with an exercise price less than the fair market value of the underlying shares on the revised measurement date would not have qualified as an ISO and should have been treated as an NQO for payroll and withholding tax purposes. In these cases, we have accrued payroll and withholding taxes, penalties and interest for stock options and included these amounts in the restated financial statements.

In preparing the restatement reflected in this amended annual report on Form 10-K/A we have assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, we have reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective option exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or withholding tax. If the statute of limitations were determined not to have expired the benefit previously recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes.

In most instances, ISOs which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals Form W-2. In these situations, we accrued payroll taxes, penalties and interest but did not accrue federal or state income taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable federal and state income taxes were paid by the employee. For certain ISOs which subsequently converted to a NQO stock option, we accrued federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $21.4 million for fiscal years 1996 through 2006.

We believe that the unpaid employee portion of taxes represents joint and several obligations of both us and our employees. However, the change of status of employee options from ISO to NQO was a result of flaws in our stock option granting practices as discussed above. We believe that the employees would likely have a valid claim against us in the event we attempted to recover a portion of the additional taxes, penalties and interest from them. Accordingly, we believe it is appropriate to accrue both the employee and the employer portions of all taxes. In addition, we believe such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The impact of the adjustments resulting from the above errors are presented below:

	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Additional Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Tax Effect	After-Tax Expense
1996	$26	$132	$—	$158	$58	$100
1997	516	305	7	828	269	559
1998	1,071	725	335	2,131	686	1,445
1999	2,068	1,121	1,020	4,209	1,415	2,794
2000	4,371	1,226	1,424	7,021	2,312	4,709
2001	5,517	1,079	6,023	12,619	4,030	8,589
2002	5,556	1,307	4,348	11,211	3,808	7,403
2003	4,887	124	4,921	9,932	3,320	6,612

Total 1996-2003 effect (3)	24,013	6,019	18,078	48,109	15,898	32,211
2004	3,875	(413)	4,617	8,079	2,776	5,303
2005	2,792	(51)	490	3,231	988	2,243
2006	2,449	(464)	(1,779)	206	(30)	236

Total 2004-2006 effect (3)	9,116	(928)	3,328	11,516	3,734	7,782

Total effect (3)	$33,129	$5,091	$21,406	$59,626	$19,632	$39,994

(1)	Under APB No. 25, additional share-based compensation expense was calculated above as the excess of the fair market value of the Company’s common shares on the applicable measurement date less the exercise price of the stock option award multiplied by the number of shares subject to the stock option award in question. Share-based compensation expense is recognized ratably over the vesting period of each stock option award, a period which was typically between 3 and 8 years with respect to the stock option awards in question.
(2)	Under EITF 96-18, additional distributor stock options expense is measured above based on the fair value of the Distributor Award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award.
(3)	Amounts in table may not foot or cross-foot due to rounding.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The following sets forth the effects of the restatement on the Company’s consolidated balance sheets as of May 31, 2006 and 2005 and the Company’s consolidated statements of income and consolidated statements of cash flows for the years ended May 31, 2006, 2005 and 2004.

	May 31, 2006 (in thousands, except par value)			May 31, 2005 (in thousands, except par value)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$160,963	—	$160,963	$104,706	—	$104,706
Investments	6,380	—	6,380	10,962	—	10,962
Accounts and notes receivable, less allowance for doubtful receivables (2006 – $69,134 and 2005 – $59,513)	507,883	—	507,883	479,745	—	479,745
Inventories	534,515	—	534,515	469,791	—	469,791
Refundable income taxes	—	16,880	16,880	—	15,989	15,989
Deferred income taxes	73,345	1,845	75,190	72,732	2,379	75,111
Prepaid expenses and other	32,342	—	32,342	35,980	—	35,980

Total current assets	1,315,428	18,725	1,334,153	1,173,916	18,368	1,192,284

Property, plant and equipment:
Land and improvements	24,944	—	24,944	24,297	—	24,297
Buildings and improvements	154,101	—	154,101	145,928	—	145,928
Machinery and equipment	476,387	—	476,387	404,173	—	404,173

	655,432	—	655,432	574,398	—	574,398
Less, Accumulated depreciation	297,800	—	297,800	251,511	—	251,511

Property, plant and equipment, net	357,632	—	357,632	322,887	—	322,887

Investments	58,128	—	58,128	61,406	—	61,406
Goodwill	441,397	—	441,397	435,621	—	435,621
Other intangible assets	79,498	—	79,498	87,835	—	87,835
Other assets	11,839	—	11,839	14,912	—	14,912

Total assets	$2,263,922	$18,725	$2,282,647	$2,096,577	$18,368	$2,114,945

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

	May 31, 2006 (in thousands, except par value)			May 31, 2005 (in thousands, except par value)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$276,561	—	$276,561	$282,193	—	$282,193
Accounts payable	62,276	—	62,276	57,021	—	57,021
Accrued income taxes	6,356	(6,356)	—	9,725	(9,725)	—
Accrued wages and commissions	63,279	21,386	84,665	62,171	23,180	85,351
Other accrued expenses	111,960	—	111,960	90,281	—	90,281

Total current liabilities	520,432	15,030	535,462	501,391	13,455	514,846

Deferred income taxes	26,991	—	26,991	31,255	—	31,255

Total liabilities	547,423	15,030	562,453	532,646	13,455	546,101

Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred shares, $100 par value: Authorized 5 shares; none issued	—	—	—	—	—	—
Common shares, without par value: Authorized 500,000 shares; issued and outstanding 2006 – 244,976, and 2005 – 249,879 shares	206,633	—	206,633	188,162	—	188,162
Additional paid-in capital	72,839	43,689	116,528	67,613	44,671	112,284
Retained earnings	1,419,297	(39,994)	1,379,303	1,284,905	(39,758)	1,245,147
Accumulated other comprehensive income	17,730	—	17,730	23,251	—	23,251

Total shareholders’ equity	1,716,499	3,695	1,720,194	1,563,931	4,913	1,568,844

Total liabilities and shareholders’ equity	$2,263,922	$18,725	$2,282,647	$2,096,577	$18,368	$2,114,945

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

	Year Ended May 31, 2006 (in thousands, except per share amounts)			Year Ended May 31, 2005 (in thousands, except per share amounts)			Year Ended May 31, 2004 (in thousands, except per share amounts)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$2,025,739	$—	$2,025,739	$1,879,950	$—	$1,879,950	$1,615,253	$—	$1,615,253
Cost of sales	582,070	36	582,106	533,096	259	533,355	461,502	664	462,166

Gross profit	1,443,669	(36)	1,443,633	1,346,854	(259)	1,346,595	1,153,751	(664)	1,153,087
Selling, general and administrative expenses	750,428	(169)	750,259	694,254	2,048	696,302	595,234	4,974	600,208
Research and development expense	84,914	74	84,988	79,696	517	80,213	63,636	1,328	64,964
In-process research and development	—	—	—	26,020	—	26,020	1,250	—	1,250

Operating income	608,327	59	608,386	546,884	(2,824)	544,060	493,631	(6,966)	486,665
Other income, net	14,248	26	14,274	11,677	(111)	11,566	18,702	(403)	18,299
Interest expense	(11,374)	(291)	(11,665)	(8,861)	(296)	(9,157)	(3,537)	(710)	(4,247)

Income before income taxes and minority interest	611,201	(206)	610,995	549,700	(3,231)	546,469	508,796	(8,079)	500,717
Provision for income taxes	205,057	30	205,087	198,084	(988)	197,096	176,098	(2,776)	173,322

Income before minority interest	406,144	(236)	405,908	351,616	(2,243)	349,373	332,698	(5,303)	327,395
Minority interest	—	—	—	—	—	—	7,071	—	7,071

Net income	$406,144	$(236)	$405,908	$351,616	$(2,243)	$349,373	$325,627	$(5,303)	$320,324

Earnings per share:
Basic	$1.64	$—	$1.64	$1.39	$(0.01)	$1.38	$1.27	$(0.02)	$1.25
Diluted	1.63	—	1.63	1.38	(0.01)	1.37	1.27	(0.02)	1.25
Shares used in the computation of earnings per share:
Basic	247,576	—	247,576	252,387	—	252,387	255,512	—	255,512
Diluted	248,430	—	248,430	254,148	—	254,148	257,204	—	257,204

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

	Year Ended May 31, 2006 (in thousands)			Year Ended May 31, 2005 (in thousands)			Year Ended May 31, 2004 (in thousands)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from (used in) operating activities:
Net income	$406,144	$(236)	$405,908	$351,616	$(2,243)	$349,373	$325,627	$(5,303)	$320,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71,976	—	71,976	61,781	—	61,781	52,461	—	52,461
Amortization	10,201	—	10,201	7,821	—	7,821	5,757	—	5,757
Write-off of in-process research and development	—	—	—	26,020	—	26,020	1,250	—	1,250
Minority interest	—	—	—	—	—	—	7,071	—	7,071
Share-based expense	—	1,985	1,985	—	2,741	2,741	—	3,462	3,462
Other	1,130	—	1,130	(19)	—	(19)	(214)	—	(214)
Deferred income taxes	(5,102)	746	(4,356)	3,250	597	3,847	(13,686)	832	(12,854)
Tax benefit from exercise of stock options	5,224	(2,984)	2,240	6,779	951	7,730	5,953	1,692	7,645
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	(31,284)	—	(31,284)	16,265	—	16,265	(29,955)	—	(29,955)
Inventories	(69,728)	—	(69,728)	(42,188)	—	(42,188)	2,888	—	2,888
Accounts payable	4,030	—	4,030	(5,927)	—	(5,927)	10,949	—	10,949
Other	20,879	489	21,368	(14,478)	(2,046)	(16,524)	17,988	(683)	17,305

Net cash from operating activities	413,470	—	413,470	410,920	—	410,920	386,089	—	386,089

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	77,400	—	77,400	62,344	—	62,344	236,360	—	236,360
Purchases of investments	(68,621)	—	(68,621)	(57,890)	—	(57,890)	(119,819)	—	(119,819)
Capital expenditures	(108,912)	—	(108,912)	(97,372)	—	(97,372)	(61,342)	—	(61,342)
Acquisitions, net of cash acquired	—	—	—	(266,229)	—	(266,229)	(307,475)	—	(307,475)
Other	1,068	—	1,068	(1,535)	—	(1,535)	(1,205)	—	(1,205)

Net cash used in investing activities	(99,065)	—	(99,065)	(360,682)	—	(360,682)	(253,481)	—	(253,481)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings	(2,693)	—	(2,693)	167,624	—	167,624	(11,487)	—	(11,487)
Issuance of shares	23,002	—	23,002	24,640	—	24,640	28,208	—	28,208
Cash dividends	(62,473)	—	(62,473)	(50,871)	—	(50,871)	(38,604)	—	(38,604)
Purchase of common shares	(215,430)	—	(215,430)	(239,663)	—	(239,663)	(172,724)	—	(172,724)

Net cash used in financing activities	(257,594)	—	(257,594)	(98,270)	—	(98,270)	(194,607)	—	(194,607)

Effect of exchange rate changes on cash	(554)	—	(554)	(6,505)	—	(6,505)	(4,408)	—	(4,408)

Increase (decrease) in cash and cash equivalents	56,257	—	56,257	(54,537)	—	(54,537)	(66,407)	—	(66,407)
Cash and cash equivalents, beginning of year	104,706	—	104,706	159,243	—	159,243	225,650	—	225,650

Cash and cash equivalents, end of year	$160,963	$—	$160,963	$104,706	$—	$104,706	$159,243	$—	$159,243

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,342	$—	$11,342	$8,666	$—	$8,666	$3,657	$—	$3,657
Income taxes	216,431	—	216,431	196,295	—	196,295	176,374	—	176,374

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Note B: Nature of Operations.

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

The Company has restated its results for its fiscal years 1996 through 2003 as an adjustment to its beginning Retained Earnings as of June 1, 2004 and has restated its consolidated financial statements as of May 31, 2006 and 2005 and for the years ended May 31, 2006, 2005 and 2004 to correct errors related to share-based compensation expense not previously recorded for certain stock option awards, see Note A “Restatement of Consolidated Financial Statements.”

Note C: Accounting Policies.

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable and accruals that meet the definition of a financial instrument approximate fair value. The fair value of investments is disclosed in Note E.

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

The components of accumulated other comprehensive income (loss) at May 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Net unrealized holding loss on investments	$(2,049)	$(2,469)
Cumulative translation adjustment	19,779	25,720

	$17,730	$23,251

Share-Based Compensation - The Company sponsors a stock option plan for its employees. Through May 31, 2006, the Company followed the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and accordingly, accounted for equity awards under this plan pursuant to the recognition and measurement principles of APB No. 25 and related interpretations, as permitted by SFAS No. 123. Under APB No. 25, compensation expense was recognized related to employee equity awards where, at the measurement date, there was intrinsic value. Stock-based compensation expense is recognized ratably over the vesting period. The Company records stock-based compensation expense in the line items of statements of income based on the category of the grant recipient.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

If share-based compensation expense for these stock options had been determined based on the fair value method of accounting in fiscal years 2006, 2005 and 2004, pro forma net income and earnings per share would have been as follows:

	2006 (restated)	2005 (restated)	2004 (restated)
Net income as reported (in thousands)	$405,908	$349,373	$320,324
Total share-based compensation expense included in the determination of net income (in thousands)	2,166	2,690	3,178
Deduct: Total share-based compensation expense determined under fair value based method for all awards net of related tax effects (in thousands)	(11,590)	(11,159)	(10,827)

Pro forma net income (in thousands)	$396,484	$340,904	$312,675

Earnings per share:
Basic, as restated	$1.64	$1.38	$1.25
Basic, pro forma	1.60	1.35	1.22

Diluted, as restated	1.64	1.38	1.25
Diluted, pro forma	1.60	1.35	1.22

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted assumptions used for grants in 2006, 2005 and 2004: (1) expected life of option of 5.27, 5.22 and 5.25 years; (2) dividend yield of 0.72%, 0.43% and 0.51%; (3) expected volatility of 32%, 33% and 34%; and (4) risk-free interest rate of 5.21%, 3.90% and 3.91%, respectively.

In addition, the Company provides stock option awards to its independent distributors. These awards are made to distributors in accordance with predefined conditions which, in accordance with EITF 96-18, require the Company to measure the fair value at the date of grant and then remeasure fair value at each subsequent reporting period and record the changes in value over the vesting period. The final measurement of the total cost of the award is made when performance is complete.

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

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

Note D: Business Combinations.

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The following table summarizes the assets acquired and liabilities assumed in the acquisition:

As of June 18, 2004
(in thousands)
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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The following table summarizes the step-up of the assets acquired and liabilities assumed in the acquisition:

As of March 19, 2004
(in thousands)
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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Note E: Investments.

At May 31, 2006, the Company’s investment securities were classified as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Available-for-sale:
Debt securities	$8,534	$—	$(551)	$7,983
Equity securities	19,307	618	(541)	19,384
Mortgage-backed securities	36,285	—	(2,679)	33,606

Total available-for-sale	64,126	618	(3,771)	60,973

Held-to-maturity:
Debt securities	2,961	—	(66)	2,895
Mortgage-backed obligations	74	—	—	74

Total held-to-maturity	3,035	—	(66)	2,969

Certificates of deposit	500	—	—	500

Total	$67,661	$618	$(3,837)	$64,442

At May 31, 2005, the Company’s investment securities were classified as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Available-for-sale:
Debt securities	$10,047	$—	$(356)	$9,691
Equity securities	22,288	1,099	(1,975)	21,412
Mortgage-backed securities	36,670	2	(2,569)	34,103

Total available-for-sale	69,005	1,101	(4,900)	65,206

Held-to-maturity:
Debt securities	4,955	—	(22)	4,933
Mortgage-backed obligations	107	—	—	107

Total held-to-maturity	5,062	—	(22)	5,040

Certificates of deposit	2,100	—	—	2,100

Total	$76,167	$1,101	$(4,922)	$72,346

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Investment income (included in other income, net) consists of the following:

	2006	2005	2004
	(in thousands)
Interest income	$6,851	$4,191	$8,271
Dividend income	1,905	1,890	2,150
Net realized gains	5,617	1,785	3,576

Total	$14,373	$7,866	$13,997

Note F: Inventories.

Inventories at May 31, 2006 and 2005 consist of the following:

	2006	2005
	(in thousands)
Raw materials	$71,126	$50,676
Work-in-progress	48,416	56,610
Finished goods	225,997	200,041
Consigned distributor	188,976	162,464

Total	$534,515	$469,791

Reserves for excess and slow-moving inventory at May 31, 2006 and 2005 were $99,427,000 and $93,046,000, respectively.

Note G: Goodwill and Other Intangible Assets.

The following table summarizes the changes in the carrying amount of goodwill for the year ended May 31, 2006:

	United States	Europe	Rest of World	Total
	(in thousands)
Balance at May 31, 2004	$76,403	$181,578	$4,087	$262,068
Goodwill acquired	169,596	—	—	169,596
Currency translation	—	3,443	514	3,957

Balance at May 31, 2005	245,999	185,021	4,601	435,621

Goodwill acquired	—	6,409	—	6,409
Currency translation	—	(752)	119	(633)

Balance at May 31, 2006	$245,999	$190,678	$4,720	$441,397

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The components of identifiable intangible assets are as follows as of May 31:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Intangible assets subject to amortization:
Developed technology and patents	$50,658	$15,102	$49,215	$10,943
Trademarks and trade names	3,599	765	3,599	453
Customer relationships	16,734	5,858	16,670	2,808
Covenants not to compete	3,974	1,639	4,055	923
Other	923	526	923	260

	75,888	23,890	74,462	15,387

Intangible assets not subject to amortization:
Trademarks and trade names	27,500	—	28,760	—

Total identifiable intangible assets	$103,388	$23,890	$103,222	$15,387

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

Note H: Debt.

At May 31, 2006 and 2005, short-term borrowings consist of the following:

	2006	2005
	(in thousands)
Bank line of credit	$180,000	$180,000
Bank line of credit – Biomet Europe	57,037	61,565
Bank line of credit – Biomet Japan	39,524	40,628

Total	$276,561	$282,193

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Note I: Team Member Benefit Plans.

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

Note J: Stock Option Plans.

The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan and the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan. At May 31, 2006, the only plan with shares available for grant is the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan.

Under the stock option plans, options may be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. See Note A “Restatement of Consolidated Financial Statements” for a description of the Company’s investigation of historical stock option granting practices. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee’s separation from service with the Company, unless such separation results from retirement, disability or death.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

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

Range of Exercise Price	Number Outstanding at May 31, 2006	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2006	Weighted Average Exercise Price
$11.14 – 20.00	169,542	0.8 years	$13.62	160,398	$13.44
20.01 – 30.00	2,570,541	5.3 years	26.09	752,735	26.03
30.01 – 40.00	4,398,451	8.3 years	34.99	349,862	35.20
40.01 – 48.27	2,024,422	7.5 years	42.89	310,376	42.55

	9,162,956			1,573,371

	Year Ended May 31,
	2006		2005		2004
	Number of Shares (as restated)	Weighted Average Price per Share	Number of Shares (as restated)	Weighted Average Price per Share	Number of Shares (as restated)	Weighted Average Price per Share
Options granted with an exercise price equal to fair value at date of grant	1,100,845	$36.46	637,955	$40.31	548,370	$37.25
Options granted with an exercise price greater than fair value at date of grant	292,200	$34.85	582,275	$43.49	153,900	$31.34
Options granted with an exercise price less than fair value at date of grant	1,485,556	$34.02	1,187,275	$42.66	1,190,000	$33.17

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

At May 31, 2005 and 2004, there were exercisable options outstanding to purchase 1,540,773 and 1,781,383 shares, respectively, at weighted average exercise prices of $23.20 and $20.27, respectively. The weighted average fair value of options granted during the fiscal years ended May 31, 2006, 2005, and 2004 was $12.57, $11.87, and $11.03, respectively.

Note K: Shareholders’ Equity & Earnings Per Share.

The Company announced a cash dividend of thirty cents ($0.30) per share, payable July 21, 2006 to shareholders of record at the close of business on July 14, 2006.

Shares used in computation of diluted earnings per share reflect the dilutive effect of stock options.

In December 1999, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the “Plan”) to replace a 1989 rights plan that expired on December 2, 1999. On December 17, 2006, and immediately prior to the Company’s entry into the merger agreement with the private equity consortium, the Company’s Board of Directors terminated the Plan and redeemed all rights issued and outstanding under the Plan. As provided in the Plan, the rights terminated on December 17, 2006, and, thereafter, holders of the rights were entitled only to receive a redemption payment of $0.0001 per right (the “Redemption Payment”). The Redemption Payment was paid by the Company to rights holders of record on December 28, 2006 in accordance with the terms of the Plan on January 3, 2007.

Note L: Income Taxes.

The components of income before income taxes are as follows:

	2006 (as restated)	2005 (as restated)	2004 (as restated)
	(in thousands)
United States operations	$531,317	$488,346	$462,985
Foreign operations	79,678	58,123	37,732

Total	$610,995	$546,469	$500,717

The provision for income taxes is summarized as follows:

	2006 (as restated)	2005 (as restated)	2004 (as restated)
	(in thousands)
Current:
Federal	$170,623	$160,386	$153,317
State, including Puerto Rico	19,012	19,927	20,865
Foreign	19,808	12,936	11,994

	209,443	193,249	186,176
Deferred	(4,356)	3,847	(12,854)

Total	$205,087	$197,096	$173,322

Effective tax rate	33.6%	36.1%	34.6%

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2006 (as restated)	2005 (as restated)	2004 (as restated)
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal reduction	1.7	2.0	2.1
Foreign income taxes at rates different from the U.S. statutory rate	(.9)	(1.3)	(.4)
Tax benefit relating to operations in Puerto Rico	(.6)	(.2)	(.2)
Tax credits	(.3)	(.4)	(.7)
Tax benefit relating to U.S. export sales	(1.2)	(.6)	(.5)
In-process research and development	—	1.7	—
Other	(.1)	(.1)	(.7)

Effective tax rate	33.6%	36.1%	34.6%

The components of the net deferred tax asset and liability at May 31, 2006 and 2005 are as follows:

	2006 (as restated)	2005 (as restated)
	(in thousands)
Current deferred tax asset:
Accounts and notes receivable	$19,541	$19,730
Inventories	43,480	40,875
Accrued expenses	12,169	14,506

Current deferred tax asset	$75,190	$75,111

Long-term deferred tax asset (liability):
Depreciation	$(11,296)	$(12,202)
Financial accounting basis of net assets of acquired companies different than tax basis	(12,100)	(12,681)
Other	(3,595)	(6,372)

Long-term deferred tax liability	$(26,991)	$(31,255)

Note M: Segment Data.

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Net sales growth by geographic segment and product category are as follows:

	2006			2005
	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies
	(in thousands)
Net sales to customers:
United States	7%	—%	7%	15%	—%	15%
Europe	7	4	11	17	7	10
Rest of World	17	1	16	31	4	27
Total	8%	1%	9%	16%	2%	14%

Product category sales growth:
Reconstructive products	10%	1%	11%	19%	3%	16%
Fixation devices	2	0	2	(1)	1	(2)
Spinal products	4	0	4	34	1	33
Other products	5%	1%	6%	7%	1%	6%

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:

	2006			2005			2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands)
Reconstructive products	$1,379,420	$—	$1,379,420	$1,254,234	$—	$1,254,234	$1,052,865	$—	$1,052,865
Fixation devices	251,360	—	251,360	246,730	—	246,730	248,821	—	248,821
Spinal products	221,964	—	221,964	214,039	—	214,039	159,927	—	159,927
Other products	172,995	—	172,995	164,947	—	164,947	153,640	—	153,640

	$2,025,739	$—	$2,025,739	$1,879,950	$—	$1,879,950	$1,615,253	$—	$1,615,253

Net sales to customers:
United States	$1,325,113	$—	$1,325,113	$1,238,727	$—	$1,238,727	$1,079,532	$—	$1,079,532
Europe	520,660	—	520,660	487,991	—	487,991	418,328	—	418,328
Rest of World	179,966	—	179,966	153,232	—	153,232	117,393	—	117,393

	$2,025,739	$—	$2,025,739	$1,879,950	$—	$1,879,950	$1,615,253	$—	$1,615,253

Operating income:
United States	$519,536	$417	$519,953	$507,690	$(1,891)	$505,799	$443,862	$(5,187)	$438,675
Europe	77,927	(261)	77,666	76,566	(797)	75,769	49,228	(1,633)	47,595
Rest of World	10,864	(97)	10,767	12,898	(136)	12,762	4,241	(146)	4,095

Current period impact of inventory step-up	—	—	—	(24,250)	—	(24,250)	(2,450)	—	(2,450)
Write-off of in-process research and development	—	—	—	(26,020)	—	(26,020)	(1,250)	—	(1,250)

	$608,327	$59	$608,386	$546,884	$(2,824)	$544,060	$493,631	$(6,966)	$486,665

Long-lived assets:
United States	$488,097	$—	$488,097	$475,087	$—	$475,087	$241,035	$—	$241,035
Europe	364,110	—	364,110	353,979	—	353,979	334,177	—	334,177
Rest of World	32,879	—	32,879	23,732	—	23,732	19,814	—	19,814

	$885,086	$—	$885,086	$852,798	$—	$852,798	$595,026	$—	$595,026

Capital expenditures:
United States	$48,175	$—	$48,175	$50,930	$—	$50,930	$26,833	$—	$26,833
Europe	47,023	—	47,023	38,008	—	38,008	26,068	—	26,068
Rest of World	13,714	—	13,714	8,434	—	8,434	8,441	—	8,441

	$108,912	$—	$108,912	$97,372	$—	$97,372	$61,342	$—	$61,342

Depreciation and amortization:
United States	$39,275	$—	$39,275	$29,273	$—	$29,273	$22,309	$—	$22,309
Europe	37,477	—	37,477	34,695	—	34,695	30,746	—	30,746
Rest of World	5,425	—	5,425	5,634	—	5,634	5,163	—	5,163

	$82,177	$—	$82,177	$69,602	$—	$69,602	$58,218	$—	$58,218

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Note N: Commitments & Contingencies.

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

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

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

On September 21, 2006, two shareholder-derivative complaints were filed against certain of Biomet’s current and former directors and officers in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option grants by the Company dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option grants, including allegations that the defendants sought to sell the company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint, which is currently pending with the court.

On December 11, 2006, a third shareholder-derivative complaint captioned International Brotherhood of Electrical Workers Local 98 Pension Fund v. Hann, et al., No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 11, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 8-K filing and press release regarding the Company’s historical stock options granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. Both motions are currently pending with the court.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Pursuant to Indiana law and provisions of our articles of incorporation, we are advancing reasonable expenses, including attorneys’ fees, incurred by the current and former Biomet directors and officers in defending these lawsuits.

On May 25, 2007, the Board received and discussed an updated report from its Special Committee which concluded that pursuing these three shareholder-derivative complaints was not in the best interests of the Company. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder-derivative claims and result in the dismissal of these complaints.

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Note O: Quarterly Financial Information—Unaudited.

The following tables set forth a summary of the Company’s consolidated statements of income for each of the quarterly periods in the years ended May 31, 2006 and 2005:

Income Statement Data (in thousands except per share amounts)	May 31, 2006			February 28, 2006			November 30, 2005			August 31, 2005
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated
Net sales	$539,892	—	$539,892	$506,254	$—	$506,254	$494,690	$—	$494,690	$484,903	$—	$484,903
Cost of sales	164,903	(260)	164,643	143,061	97	143,158	139,611	114	139,725	134,495	86	134,581

Gross profit	374,989	260	375,249	363,193	(97)	363,096	355,079	(114)	354,965	350,408	(86)	350,322
Selling, general and administrative expenses	205,656	(2,224)	203,432	185,137	668	185,805	181,453	806	182,259	178,182	581	178,763
Research and development expense	21,732	(520)	21,212	21,063	193	21,256	21,303	227	21,530	20,816	172	20,988
In-process research and development	—	—	—	—	—	—	—	—	—	—	—	—

Operating income	147,601	3,004	150,605	156,993	(958)	156,035	152,323	(1,147)	151,176	151,410	(839)	150,571
Other income, net	299	26	325	2,262	(97)	2,165	(245)	(97)	(342)	558	(97)	461
Provision for income taxes	49,398	1,165	50,563	53,190	(370)	52,820	50,800	(442)	50,358	51,669	(322)	51,347

Net income	$98,502	$1,865	$100,367	$106,065	$(685)	$105,380	$101,278	$(802)	$100,476	$100,299	$(614)	$99,685

Earnings per share:
Basic	$0.40	$0.01	$0.41	$0.43	$(0.01)	$0.42	$0.41	$—	$0.41	$0.40	$—	$0.40
Diluted	0.40	0.01	0.41	0.43	(0.01)	0.42	0.41	(0.01)	0.40	0.40	—	0.40
Shares used in the computation of earnings per share:
Basic	245,518	—	245,518	246,859	—	246,859	248,337	—	248,337	249,582	—	249,582
Diluted	246,352	—	246,352	247,772	—	247,772	249,276	—	249,276	250,656	—	250,656
Cash dividends paid per common share	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.25	$—	$0.25

Income Statement Data (in thousands except per share amounts)	May 31, 2005			February 28, 2005			November 30, 2004			August 31, 2004
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated
Net sales	$503,093	$—	$503,093	$482,023	$—	$482,023	$456,674	$—	$456,674	$438,160	$—	$438,160
Cost of sales	137,941	(254)	137,687	138,068	139	138,207	131,115	188	131,303	125,972	186	126,158

Gross profit	365,152	254	365,406	343,955	(139)	343,816	325,559	(188)	325,371	312,188	(186)	312,002
Selling, general and administrative expenses	188,265	(2,072)	186,193	179,224	1,111	180,335	166,305	1,511	167,816	160,460	1,497	161,957
Research and development expense	21,153	(508)	20,645	20,461	277	20,738	19,606	376	19,982	18,476	372	18,848
In-process research and development	—	—	—	—	—	—	—	—	—	26,020	—	26,020

Operating income	155,734	2,833	158,567	144,270	(1,527)	142,743	139,648	(2,075)	137,573	107,232	(2,056)	105,176
Other income, net	659	(56)	603	2,641	(117)	2,524	244	(117)	127	(728)	(117)	(845)
Provision for income taxes	53,193	1,122	54,315	50,127	(570)	49,557	48,693	(782)	47,911	46,071	(758)	45,313

Net income	$103,200	$1,655	$104,855	$96,784	$(1,074)	$95,710	$91,199	$(1,410)	$89,789	$60,433	$(1,414)	$59,019

Earnings per share:
Basic	$0.41	$0.01	$0.42	$0.38	$(0.01)	$0.37	$0.36	$—	$0.36	$0.24	$(0.01)	$0.23
Diluted	0.41	0.01	0.42	0.38	(0.01)	0.37	0.36	(0.01)	0.35	0.24	(0.01)	0.23
Shares used in the computation of earnings per share:
Basic	250,566	—	250,566	252,182	—	252,182	252,944	—	252,944	253,856	—	253,856
Diluted	251,825	—	251,825	253,994	—	253,994	255,225	—	255,225	255,950	—	255,950
Cash dividends paid per common share	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.20	$—	$0.20

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

The following tables set forth a summary of the Company’s consolidated balance sheet as of the end of each of the quarterly periods during the years ended May 31, 2006 and 2005 (in thousands).

Balance Sheet Data	May 31, 2006			February 28, 2006 (unaudited)			November 30, 2005 (unaudited)			August 31, 2005 (unaudited)
(in thousands except par value)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$160,963	—	$160,963	$102,543	—	$102,543	$98,382	—	$98,382	$124,393	—	$124,393
Investments	6,380	—	6,380	8,100	—	8,100	8,075	—	8,075	7,978	—	7,978
Accounts and notes receivable, net	507,883	—	507,883	498,761	—	498,761	479,902	—	479,902	455,821	—	455,821
Inventories	534,515	—	534,515	523,323	—	523,323	495,624	—	495,624	471,659	—	471,659
Refundable income taxes	—	16,880	16,880	—	14,422	14,422	—	21,614	21,614	—	—	—
Deferred income taxes	73,345	1,845	75,190	76,087	2,188	78,275	74,332	2,390	76,722	73,607	2,519	76,126
Prepaid expenses and other	32,342	—	32,342	41,315	—	41,315	42,496	—	42,496	37,017	—	37,017

Total current assets	1,315,428	18,725	1,334,153	1,250,129	16,610	1,266,739	1,198,811	24,004	1,222,815	1,170,475	2,519	1,172,994

Property, plant and equipment:	655,432	—	655,432	621,566	—	621,566	595,981	—	595,981	583,039	—	583,039
Less, accumulated depreciation	297,800	—	297,800	280,694	—	280,694	263,683	—	263,683	256,219	—	256,219

Property, plant and equipment, net	357,632	—	357,632	340,872	—	340,872	332,298	—	332,298	326,820	—	326,820

Investments	58,128	—	58,128	59,193	—	59,193	61,070	—	61,070	61,252	—	61,252
Goodwill	441,397	—	441,397	432,966	—	432,966	431,473	—	431,473	432,255	—	432,255
Intangible assets, net	79,498	—	79,498	80,595	—	80,595	83,511	—	83,511	85,772	—	85,772
Other assets	11,839	—	11,839	14,212	—	14,212	14,777	—	14,777	15,830	—	15,830

Total assets	$2,263,922	$18,725	$2,282,647	$2,177,967	$16,610	$2,194,577	$2,121,940	$24,004	$2,145,944	$2,092,404	$2,519	$2,094,923

Current liabilities:
Short-term borrowings	$276,561	—	$276,561	$273,723	—	$273,723	$289,768	—	$289,768	$286,036	—	$286,036
Accounts payable	62,276	—	62,276	60,245	—	60,245	58,127	—	58,127	55,067	—	55,067
Accrued income taxes	6,356	(6,356)	—	9,764	(9,764)	—	5,309	(5,309)	—	36,390	(26,262)	10,128
Accrued wages and commissions	63,279	21,386	84,665	65,376	24,914	90,290	60,226	24,352	84,578	53,450	23,621	77,071
Other accrued expenses	111,960	—	111,960	97,094	—	97,094	94,469	—	94,469	87,432	—	87,432

Total current liabilities	520,432	15,030	535,462	506,202	15,150	521,352	507,899	19,043	526,942	518,375	(2,641)	515,734

Long term liabilities:
Deferred income taxes	26,991	—	26,991	29,195	—	29,195	29,329	—	29,329	29,819	—	29,819

Total liabilities	547,423	15,030	562,453	535,397	15,150	550,547	537,228	19,043	556,271	548,194	(2,641)	545,553

Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred shares, $100 par value	—	—	—	—	—	—	—	—	—	—	—	—
Common shares	206,633	—	206,633	197,387	—	197,387	193,780	—	193,780	190,235	—	190,235
Additional paid-in capital	72,839	43,689	116,528	67,623	43,319	110,942	67,673	46,135	113,808	67,760	45,532	113,292
Retained earnings	1,419,297	(39,994)	1,379,303	1,375,532	(41,859)	1,333,673	1,328,932	(41,174)	1,287,758	1,288,268	(40,372)	1,247,896
Accumulated other comprehensive income	17,730	—	17,730	2,028	—	2,028	(5,673)	—	(5,673)	(2,053)	—	(2,053)

Total shareholders’ equity	1,716,499	3,695	1,720,194	1,642,570	1,460	1,644,030	1,584,712	4,961	1,589,673	1,544,210	5,160	1,549,370

Total liabilities and shareholders’ equity	$2,263,922	$18,725	$2,282,647	$2,177,967	$16,610	$2,194,577	$2,121,940	$24,004	$2,145,944	$2,092,404	$2,519	$2,094,923

Biomet, Inc. & Subsidiaries

Notes To Consolidated Financial Statements (continued)

Balance Sheet Data	May 31, 2005			February 28, 2005 (unaudited)			November 30, 2004 (unaudited)			August 31, 2004 (unaudited)
(in thousands except par value)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$104,706	—	$104,706	$99,867	—	$99,867	$99,518	—	$99,518	$81,715	—	$81,715
Investments	10,962	—	10,962	10,902	—	10,902	10,907	—	10,907	14,449	—	14,449
Accounts and notes receivable, net	479,745	—	479,745	489,467	—	489,467	476,574	—	476,574	449,436	—	449,436
Inventories	469,791	—	469,791	456,612	—	456,612	446,711	—	446,711	424,997	—	424,997
Refundable income tax	—	15,989	15,989	—	13,581	13,581	—	15,817	15,817	—	—	—
Deferred income taxes	72,732	2,379	75,111	79,654	2,453	82,107	85,748	2,750	88,498	85,748	2,924	88,672
Prepaid expenses and other	35,980	—	35,980	38,556	—	38,556	29,674	—	29,674	26,808	—	26,808

Total current assets	1,173,916	18,368	1,192,284	1,175,058	16,034	1,191,092	1,149,132	18,567	1,167,699	1,083,153	2,924	1,086,077

Property, plant and equipment:	574,398	—	574,398	558,109	—	558,109	527,423	—	527,423	493,631	—	493,631
Less, accumulated depreciation	251,511	—	251,511	243,392	—	243,392	228,626	—	228,626	210,058	—	210,058

Property, plant and equipment, net	322,887	—	322,887	314,717	—	314,717	298,797	—	298,797	283,573	—	283,573

Investments	61,406	—	61,406	61,994	—	61,994	63,880	—	63,880	62,453	—	62,453
Goodwill	435,621	—	435,621	440,896	—	440,896	439,335	—	439,335	436,471	—	436,471
Intangible assets, net	87,835	—	87,835	89,824	—	89,824	90,335	—	90,335	91,301	—	91,301
Other assets	14,912	—	14,912	15,239	—	15,239	16,261	—	16,261	16,441	—	16,441

Total assets	$2,096,577	$18,368	$2,114,945	$2,097,728	$16,034	$2,113,762	$2,057,740	$18,567	$2,076,307	$1,973,392	$2,924	$1,976,316

Current liabilities:
Short-term borrowings	$282,193	—	$282,193	$300,461	—	$300,461	$324,676	—	$324,676	$311,920	—	$311,920
Accounts payable	57,021	—	57,021	57,771	—	57,771	55,548	—	55,548	53,455	—	53,455
Accrued income taxes	9,725	(9,725)	—	12,620	(12,620)	—	10,013	(10,013)	—	38,730	(24,456)	14,274
Accrued wages and commissions	62,171	23,180	85,351	52,594	26,512	79,106	50,707	25,443	76,150	46,710	23,960	70,670
Other accrued expenses	90,281	—	90,281	103,523	—	103,523	104,558	—	104,558	83,380	—	83,380

Total current liabilities	501,391	13,455	514,846	526,969	13,892	540,861	545,502	15,430	560,932	534,195	(496)	533,699

Long term liabilities:
Deferred income taxes	31,255	—	31,255	32,346	—	32,346	34,981	—	34,981	38,188	—	38,188

Total liabilities	532,646	13,455	546,101	559,315	13,892	573,207	580,483	15,430	595,913	572,383	(496)	571,887

Commitments and contingencies (Note N)
Shareholders’ equity:
Preferred shares, $100 par value	—	—	—	—	—	—	—	—	—	—	—	—
Common shares	188,162	—	188,162	184,509	—	184,509	178,585	—	178,585	172,681	—	172,681
Additional paid-in capital	67,613	44,671	112,284	60,908	43,555	104,463	60,720	43,476	104,196	60,388	42,349	102,737
Retained earnings	1,284,905	(39,758)	1,245,147	1,263,962	(41,413)	1,222,549	1,217,538	(40,339)	1,177,199	1,164,595	(38,929)	1,125,666
Accumulated other comprehensive income	23,251	—	23,251	29,034	—	29,034	20,414	—	20,414	3,345	—	3,345

Total shareholders’ equity	1,563,931	4,913	1,568,844	1,538,413	2,142	1,540,555	1,477,257	3,137	1,480,394	1,401,009	3,420	1,404,429

Total liabilities and shareholders’ equity	$2,096,577	$18,368	$2,114,945	$2,097,728	$16,034	$2,113,762	$2,057,740	$18,567	$2,076,307	$1,973,392	$2,924	$1,976,316

Biomet, Inc. and Subsidiaries Schedule II – Valuation and Qualifying Accounts.

for the years ended May 31, 2006, 2005 and 2004

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts – describe		Deductions – describe		Balance at end of period
Allowance for doubtful receivables:
For the year ended May 31, 2006	$59,513	$21,725	$(351	)(C)	$11,753	(A)	$69,134

For the year ended May 31, 2005	$43,384	$29,116	$288 1,005	(B) (C)	$14,280	(A)	$59,513

For the year ended May 31, 2004	$18,742	$41,341	$1,195 223 (3,555	(B) (C) )(D)	$14,562	(A)	$43,384

Excess and obsolete inventory reserves:
For the year ended May 31, 2006	$93,046	$29,577	$(1,290	)(C)	$21,906	(E)	$99,427

For the year ended May 31, 2005	$81,655	$34,792	$2,984	(C)	$26,385	(E)	$93,046

For the year ended May 31, 2004	$80,467	$37,338	$2,259 (16,170	(C) )(D)	$22,239	(E)	$81,655

Notes:

(A)	Uncollectible accounts written off
(B)	Collection of previously written off accounts
(C)	Effect of foreign currency translation
(D)	Acquisitions
(E)	Inventory written off

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The following has been amended to reflect the restatement of the consolidated financial statements as discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A and Note A to the consolidated financial statements included herein. The required certifications of the Company’s current Chief Executive Officer and Interim Chief Financial Officer are included as exhibits to this amended annual report on Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures (Revised). In connection with the restatement discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended annual report on Form 10-K/A and Note A to the consolidated financial statements included herein, the Company reevaluated, under the supervision and with the participation of its management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of May 31, 2006 and, based on this reevaluation, the Company’s current Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting discussed below and the restatement, the Company’s disclosure controls and procedures were not effective as of May 31, 2006.

Management, along with the Company’s Board of Directors, has implemented, or is in the process of implementing, remedial measures to address the material weakness discussed below. In addition, the Company performed additional analysis and other post-closing procedures prior to filing this amended annual report on Form 10-K/A with the SEC.

(b) Management’s Report on Internal Control over Financial Reporting (As Revised). The management of Biomet is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in this amended annual report on Form 10-K/A. Internal control over financial reporting is a process designed by, or under the supervision of, the current Chief Executive Officer and Interim Chief Financial Officer, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In “Management’s Report of Internal Controls Over Financial Reporting” included in the Company’s original annual report on Form 10-K for the fiscal year ended May 31, 2006 filed with the SEC on August 11, 2006, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2006. Subsequently, management identified deficiencies in the Company’s internal control over financial reporting with respect to its controls over the granting, administration, and accounting for stock options, namely, the Company did not maintain effective controls over the completeness, valuation, presentation and disclosure of share-based expense. As of May 31, 2006 the Company did not have an effective control designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense. These deficiencies resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in this amended report to restate the Company’s consolidated financial statements for each of the fiscal years ended May 31, 2006, 2005 and 2004 as discussed in Note A to the consolidated financial statements.

A material weakness is a significant deficiency or combination of significant deficiencies that result in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Public Accounting Oversight Board Auditing Standard No. 2 provides that the restatement of previously issued financial statements to reflect the correction of misstatements is a strong indicator of the existence of a material weakness in internal control over financial reporting.

As a result of the deficiencies described above, the Company’s current management has revised the Company’s earlier assessment and has now concluded that the Company had a material weakness as of May 31, 2006 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

The framework on which such reevaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report”).

The Company is committed to eliminating the material weakness noted above by improving its internal control over financial reporting. Furthermore, the Company is not currently granting any stock option awards, and has not granted any stock option awards since December 2006. Management, along with the Company’s Board of Directors, has implemented, or is in the process of implementing, the following changes to the Company’s internal control over financial reporting:

•	on February 26, 2007, the Company announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Company’s Board of Directors;

•

on March 30, 2007, Gregory D. Hartman retired as Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and a Director of the Company;

•

on March 30, 2007, the Company announced the appointment of J. Pat Richardson as Vice President—Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007 the Company announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer to become effective June 5, 2007;

•	the Company appointed Bradley J. Tandy as Senior Vice President, General Counsel and Secretary.

•

the Company’s current Chief Executive Officer and Interim Chief Financial Officer have met with the key personnel throughout the Company who have significant roles in the establishment and maintenance of internal control over financial reporting and disclosure controls and procedures to emphasize the Company’s commitment to enhancing the Company’s internal control over financial reporting and disclosure controls and procedures;

•	our current Chief Executive Officer, current senior management and the Board of Directors are committed to setting the proper tone regarding internal control over financial reporting and achieving transparency through effective corporate governance, a strong control environment, business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity;

•

the Company’s Human Resources, Legal and Finance departments either have or will, prior to the Company’s resumption of the issuance of stock option awards, be provided additional training and education designed to ensure that relevant individuals involved in the administration of stock option grants understand the terms of the Company’s equity-based award plans and the relevant accounting guidance for stock options and other share-based payments; and

•

the Company’s Human Resources, Legal and Finance departments will develop, prior to the Company’s resumption of the issuance of stock option awards, formal, documented stock option grant procedures and practices to ensure systematic approval and execution of stock option grants and the proper recording of such grants in the Company’s stock administration records and financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a revised report of management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2006 as part of this amended annual report on Form 10-K/A. The Company’s independent registered public accounting firm also attested to, and reported on, management’s revised assessment of the effectiveness of internal control over financial reporting as of May 31, 2006. Management’s revised report and the independent registered public accounting firm’s attestation report are included on pages 42 and 43, respectively, of this amended annual report on Form 10-K/A and are incorporated herein by reference.

(c) Changes in Internal Control. During the fourth quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, to begin addressing the material weakness described above, subsequent to May 31, 2006, the Company’s management has taken actions that are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes are described above under “Management’s Report on Internal Control over Financial Reporting (Revised).”

Item 9B. Other Information

There was no information to be disclosed in a current Report on Form 8-K during the fourth quarter of fiscal year 2006 that was not previously reported.

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

Further information about the Company’s stock-based incentive plans can be found in Note 1 to the financial statements contained in Item 8 “Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K/A. The Company does not have any plans not approved by its shareholders.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following financial statements and financial statement schedule are included in Item 8 herein.

(1)	Financial Statements (Restated):

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2007.

BIOMET, INC.

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number Assigned in Regulation S-K, Item 601		Title of Exhibits
(2)		No exhibit

(3)	3.1	Amended Articles of Incorporation filed July 23, 1982. (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

	3.2	Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983. (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

	3.3	Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987. (Incorporated by reference to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31, 1987, File No. 0-12515).

	3.4	Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989. (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31,1990, File No. 0-12515).

	3.5	Amended and Restated Bylaws as Amended December 13, 1997. (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

(4)	4.1	Specimen certificate for Common Shares. (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

	4.2	Rights Agreement between Biomet, Inc. and Lake City Bank as Rights Agent, dated as of December 16, 1999. (Incorporated by reference to Exhibit 4 to Biomet, Inc. Form 8-K Report dated December 16, 1999, File No. 0-12515), as amended September 1, 2002 to change rights agent to American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 4.2 to Biomet, Inc. Form 10-Q Quarterly Report dated January 13, 2003, File No. 0-12515).

(9)		No exhibit.

(10)	10.1	Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992. (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No. 0-12515).

	10.2	Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992. (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

	10.3	401(k) Profit Sharing Plan filed January 19, 1996. (Incorporated by reference to Form S-8 Registration Statement, File No. 333-00331).

	10.4	Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan adopted August 3, 1998. (Incorporated by reference to Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

	10.5	Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

	10.6	Purchase and Substitution Agreement dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K current Report dated March 19, 2004, File No. 0-12515).

Exhibit Number Assigned in Regulation S-K, Item 601		Title of Exhibits

	10.7	Agreement and Plan of Merger dated March 7,2004 among Biomet, Inc., Laker Acquisition Corp. I and Interpore International, Inc. (Incorporated by reference to Exhibit 1 to Biomet, Inc. Form SC 13D General Statement of Acquisition of Beneficial Ownership dated March 17, 2004, File No. 0-12515).

	10.8	Credit Agreement dated as of June 18, 2004, by and among Biomet, Inc., Bank of America, N.A. and UBS Securities LLC (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated June 18, 2004, File No. 0-12515).

	10.9	Letter dated April 25, 2006 to Bart J. Doedens, M.D. describing compensation and relocation benefits (Incorporated by reference to Exhibit 10.9 to Biomet, Inc. Form 10-K Report for the year ended May 31, 2006, File No. 001-15601).

(11)		No exhibit.

(12)		No exhibit.

(13)		No exhibit.

(14)		No exhibit.

(16)		No exhibit.

(18)		No exhibit.

(21)	21.1	Subsidiaries of the Registrant.

(22)		No exhibit.

(23)	23.1	Consent of Independent Registered Public Accounting Firm.*

(24)		No exhibit.

(31)	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith