Form 10-Q/A
period 2006-08-31
BIOMET INC
filed 2007-06-04
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended August 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from                          to

Commission file number: 0-12515

BIOMET, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

56 East Bell Drive Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

(574) 267-6639

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of August 31, 2006, the registrant had 244,918,680 common shares outstanding.

EXPLANATORY NOTE

As described in further detail below, Biomet, Inc. (“Biomet” or the “Company”) is amending its quarterly report on Form 10-Q for the fiscal period ended August 31, 2006 (the “Original Filing”). The Company has also amended its annual report on Form 10-K for the fiscal year ended May 31, 2006 and expects to separately file its reports on Form 10-Q for the periods ended November 30, 2006 and February 28, 2007. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than this amended quarterly report on Form 10-Q/A and the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2006. Accordingly, the Company’s previously issued financial statements, earnings press releases and similar communications affected by the restatement and any related reports of its independent registered public accounting firm should not be relied upon.

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

On December 18, 2006 and March 30, 2007, the Company announced preliminary reports from the Special Committee presented by counsel to the Special Committee and the independent accountants retained by counsel to the Special Committee. Based upon an analysis of these reports and relevant accounting literature, including Staff Accounting Bulletin No. 99 “Materiality,” the Company’s Audit Committee determined on March 30, 2007 that the Company should amend its annual report on Form 10-K for the fiscal year ended May 31, 2006 and quarterly report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of the Company’s consolidated financial statements (fiscal years ended May 31, 2006, 2005 and 2004 and periods ended August 31, 2006 and 2005) and related disclosures described therein. On May 25, 2007, the Board received and discussed the updated findings contained in the Special Committee’s final report.

The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the Company’s quarter ended August 31, 2006 were not examined by the Special Committee.

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

i

•

The Company failed to prepare and maintain appropriate books and records documenting the administration of its stock option program, specifically with regard to the approval of individual stock option grants;

•	Most stock options issued by Biomet were dated on dates other than the date of grant of those options, as that date was defined by the stock option plans;

•	The Company engaged in purposeful “opportunistic” dating (and, therefore, pricing) of stock options; and

•	As a result of all of the above, certain of the Company’s proxy statements related to the grant of stock options, particularly to executive officers and non-employee directors, were not accurate.

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

In light of the Special Committee’s findings relating to the Company’s historical stock option practices over the 11-year period ending May 31, 2006, the Company performed a review of stock option awards granted during the three-months ended August 31, 2006. During the three-months ended August 31, 2006, the Company granted stock option awards to purchase 167,800 Biomet common shares, including stock option awards to purchase 4,500 Biomet common shares with exercise prices which did not equal the fair market value of the Company’s common shares on the measurement date applicable to the award. The total intrinsic value of these mispriced awards to purchase 4,500 Biomet common shares was less than $5,000 during the three-months ended August 31, 2006. There were no stock option awards made to Section 16 officers or to directors during the three-months ended August 31, 2006.

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

Furthermore, in light of the Special Committee’s findings, on March 30, 2007, Gregory D. Hartman retired as Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and a Director of the Company. In order to ensure a smooth transition of business operations and financial matters, Messrs. Hartman and Hann will serve as consultants to the Company pursuant to severance and consulting agreements with the Company dated as of March 30, 2007 (the “Retirement and Consulting Agreements”). Pursuant to the terms of these agreements Messrs. Hartman and Hann have agreed that, with respect to misdated or mispriced stock option awards granted to Messrs. Hartman or Hann which had vested but not yet been exercised, the exercise price of such unexercised stock option awards will be increased to the fair market value of the Company’s common shares on the measurement date applicable to such award. Furthermore, Messrs. Hartman and Hann have agreed that, with respect to misdated or mispriced stock option awards which had previously been exercised, Messrs. Hartman and Hann would at a future date remit to the Company an amount equal to the excess, if any, of the fair market value of the Company’s common shares on the measurement date for such award over the exercise price of such award. Over the 11-year period of the investigation, the collective difference between the exercise price at which options awarded to Section 16 officers should have been issued less the exercise price at which such options were improperly issued was less than $3 million in the aggregate and did not exceed $400,000 for any one Section 16 officer. Lastly, except for 75,000 options granted to Mr. Hann in March 2006, Messrs. Hartman and Hann have each agreed to immediately terminate and forfeit any unvested stock option awards and that no options will be accelerated as a result of their retirement. As a result Messrs. Hann and Hartman have agreed to immediately terminate and forfeit approximately 164,000 and 89,000 unvested stock option awards respectively. Additional details of Messrs. Hartman’s and Hann’s Retirement and Consulting agreements are provided in the Company’s April 2, 2007 and April 23, 2007 current reports on Form 8-K. On February 26, 2007, the Company announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Company’s Board of Directors. On March 30, 2007, the Company announced the appointment of J. Pat Richardson as Vice President—Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007 the Company announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer to become effective June 5, 2007.

In addition, the Company’s current Chief Executive Officer and Interim Chief Financial Officer have met with the key personnel throughout the Company who have significant roles in the establishment and maintenance of internal controls over financial reporting and disclosure controls and procedures to emphasize the Company’s commitment to enhancing the Company’s internal controls over financial reporting and disclosure controls and procedures. The Company’s Human Resources, Legal and Finance departments either have been or will, prior to the Company’s resumption of the issuance of stock option awards, be provided additional training and education designed to ensure that relevant individuals involved in the administration of stock option grants understand the terms of the Company’s equity-based award plans and the relevant accounting guidance for stock options and other share-based payments. In addition, the Company’s Human Resources, Legal and Finance departments will develop, prior to the Company’s resumption of the issuance of stock option awards, formal, documented stock option grant procedures and practices to ensure systematic approval and execution of stock option grants and the proper recording of such grants in the Company’s records and financial statements. Lastly, although the Company is not currently granting stock option awards and has not granted any stock option awards since December 2006, the Company has either implemented or is in the process of implementing additional changes to its internal controls over financial reporting noted in Part I. Item 9A. Controls and Procedures of the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006.

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

Accounting for Stock Option Awards and Resulting Restatement

The accounting guidance for determining share-based compensation expense applicable to the Company’s stock option awards (other than grants to non-employee distributors as discussed below) prior to June 1, 2006 was Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” APB No. 25 defines the measurement date of a stock option award as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price.” Under APB No. 25 a measurement date is required to be selected for each stock option award and compensation expense must be recognized ratably over the vesting period of the option award for the excess, if any, of the quoted market price of the stock on the measurement date over the stated exercise price of the award. In many instances the Company selected option grant dates and corresponding option exercise prices with respect to awards accounted for under APB No. 25 that were before the date that both the number of shares that an individual was entitled to receive and the exercise price for the award had been finalized. The Company also deemed the stated grant date to be the measurement date resulting in no compensation expense for those options in the financial statements as previously reported. For purposes of establishing the measurement date for accounting purposes, the practice of using the stated grant date rather than the date that the number of shares that an individual is entitled to receive and exercise price were finalized resulted in incorrect measurement dates and financial statement errors. In connection with the restatement described in the Company’s amended annual report on Form 10-K/A filed on May 29, 2007, the Company has selected alternative measurement dates for awards accounted for under APB No. 25 during the 11-year period under investigation to correct for these errors. See “—Restated Net Income and Shareholders’ Equity” below for further discussion of the adjustments to net income described in this amended quarterly report on Form 10-Q/A for the period ended August 31, 2006.

On June 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires stock options to be expensed based on their fair value over the required award service period. For stock options granted prior to June 1, 2006, the unrecognized expense related to the unvested portion of a stock option award at the date of adoption is to be recognized based on original grant date fair values for the award. Using the stated grant date to determine those fair values rather than the date that the option grants were finalized resulted in financial statement errors subsequent to May 31, 2006. In addition, in determining share-based expense during the three-months ended August 31, 2006 the Company did not estimate the percentage of forfeitures as required by SFAS 123(R) in the Original Filing. In connection with the restatement of the Company’s financial statements described in this amended quarterly report on Form 10-Q/A, the Company has revised its fair value calculations and has estimated forfeitures to correct for these errors. See “—Restated Net Income and Shareholders’ Equity” below for further discussion of the adjustments to net income described in this amended quarterly report on Form 10-Q/A. For stock options granted subsequent to May 31, 2006 no adjustments were deemed necessary related to fair value calculations because any differences were deemed inconsequential.

The accounting guidance for determining share-based expense applicable to awards made to the Company’s non-employee distributors is based on Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services, or “EITF 96-18.” Under EITF 96-18, additional share-based expense is evaluated based on the fair value of the distributor award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award. Prior to fiscal 2003, the Company did not record expense for stock options granted to non-employee distributors. In fiscal 2003 and subsequently, the Company began recording expense based on EITF 96-18. See “—Restated Net Income and Shareholders’ Equity” for further discussion of the adjustments to net income described in this amended quarterly report on Form 10-Q/A applicable to distributor awards as a result of the Company’s recalculation of expense awards to non-employee distributors.

Categories of Stock Option Awards

In connection with the Special Committee’s investigation and the resulting restatement, the Company categorized its stock option awards based upon the recipient of the award and the process by which the award was finalized. For a description of these categories of awards and the Company’s historical stock option granting practices applicable to each category, see the “Explanatory Note” immediately preceding Part I, Item 1 of the Company’s amended annual report on Form 10-K/A filed on May 29, 2007.

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

Upon exercise of an NQO, the Company is required, to the extent applicable, to (1) withhold the optionholder’s share of social security, Medicare and other employment taxes (collectively referred to as “payroll taxes”) and any federal, state or local income tax and (2) pay Biomet’s share of payroll taxes. However, upon exercise of an ISO, the Company is not required to withhold any income taxes nor is the Company required to withhold or pay any payroll taxes.

The Company’s stock options granted during the 11-year period were generally intended to qualify as ISOs and accordingly, except for federal withholding in certain instances with respect to same day sales, the Company did not withhold federal income taxes, state income taxes or the employee’s share of social security, Medicare and other employment taxes upon exercise of these options, nor did the Company pay the employer’s share of social security, Medicare and other employment taxes. However, as described above, approximately eighty percent of the Company’s stock options granted during this 11-year period were subject to revised measurement dates. Any stock option that was granted with an exercise price less than the fair market value of the underlying shares on the revised measurement date would not have qualified as an ISO and should have been treated as an NQO for payroll and withholding tax purposes. In these cases, the Company has accrued payroll and withholding taxes, penalties and interest for stock options and included these amounts in the restated financial statements.

In preparing the restatement described in the Company’s amended annual report on Form 10-K/A the Company has assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, the Company has reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective options exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or

v

withholding tax. If the statute of limitations were determined not to have expired, the benefit which the Company has recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes. See “Risk Factors Related to Stock Option Investigation” in Item 1A of Part I of the Company’s amended annual report on Form 10-K/A filed on May 29, 2007. During the three-months ended August 31, 2006 the Company did not reverse any expenses as a result of the expiration of the statute of limitations applicable to payroll and withholding taxes.

In most instances, ISOs which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals’ Form W-2. In these situations, the Company accrued payroll taxes, penalties and interest but did not accrue federal or state income taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable state and federal income taxes were paid by the employee. For certain ISOs which subsequently converted to a NQO stock option, the Company accrued federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals’ Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $0.3 million and $0.4 million, respectively, for the three-months ended August 31, 2006 and August 31, 2005.

The Company believes that the unpaid employee portion of taxes represents a joint and several obligation of both the Company and its employees. However, the change of status of employee option awards from an ISO to NQO was a result of flaws in the Company’s stock option granting practices as discussed above. The Company believes that the employees would likely have a valid claim against it in the event the Company attempted to recover a portion of the additional taxes, penalties and interest from its employees. Accordingly, the Company believes it is appropriate to accrue both the employee and the employer portions of these taxes. In addition, the Company believes such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised.

Additional Share-Based Compensation Expense, Distributor Stock Options Expense and Payroll and Withholdings Taxes

Management has concluded that incorrect measurement dates were used for financial accounting purposes for approximately eighty percent of the stock option awards granted during the 11-year period under investigation by the Special Committee. The effect of recognizing additional share-based compensation expense, distributor stock options expense and payroll and withholding taxes is discussed further below and in the Company’s amended annual report on Form 10-K/A filed on May 29, 2007.

Compensation Expense and Sensitivity Analysis

In connection with the Special Committee’s investigation the Company performed a sensitivity analysis using various alternative measurement dates for the stock option awards under investigation. For a description of this analysis see the “Explanatory Note” immediately preceding Part I, Item 1 of the Company’s amended annual report on Form 10-K/A filed on May 29, 2007.

Restated Net Income and Shareholders’ Equity

The following table shows, for the three-months ended August 31, 2006 and 2005, net income as previously reported by the Company, the adjustments to net income described in this amended quarterly report on Form 10-Q/A and net income as restated by the Company. Amounts for the three-months ended August 31, 2005 were previously reported in the Company’s amended annual report on Form 10-K/A. The increase (decrease) in net income for each type of adjustment is as follows (in thousands):

Three-Months Ended August 31,	Net Income as Previously Reported	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Additional Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Income Tax Benefit(3)	Total Adjustments	Net Income as Restated
2006	$102,830	$790	$185	$(313)	$662	$888	$1,550	$104,380
2005	100,299	(610)	116	(442)	(936)	322	(614)	99,685
(1)	Share-based compensation expense for the three-months ended August 31, 2006 is based upon SFAS 123(R). Share-based compensation expense for the three-months ended August 31, 2005 is based upon APB No. 25. For the three-months ended August 31, 2006, the Company recorded a benefit of $.8 million due to an understatement of forfeitures in the Original Filing.
(2)	Distributor stock options expense or benefit is based upon EITF 96-18. The Company is recording a benefit for the three-months ended August 31, 2006 and 2005 due to an overstatement in the computation of expense in the Original Filing.
(3)	The Company is recording a tax benefit in the three-months ended August 31, 2006 due largely to the recharacterization of ISO’s to NQO’s.

The effect of these adjustments on diluted earnings per share during the same period is as follows:

Three-Months Ended August 31,	Diluted Earnings Per Share as Previously Reported	Adjustments	Diluted Earnings Per Share as Restated
2006	$0.42	$0.01	$0.43
2005	0.40	—	0.40

The cumulative effect on shareholders’ equity resulting from the adjustments discussed above impacted shareholders’ equity as of May 31, 2006 and August 31, 2006 as follows (in thousands):

	May 31, 2006	August 31, 2006
Increase (decrease) in retained earnings:
Total additional expense related to stock option grants	$(59,626)	$(58,964)
Related income tax benefit	19,632	20,520

Net reduction in retained earnings	(39,994)	(38,444)
Increase (decrease) in paid-in capital:
Non-cash share-based expense related to stock option awards	38,220	37,245
Increase related to tax benefit of option exercises	21,122	21,526
Decrease related to tax effects previously credited to paid-in capital	(15,653)	(15,679)

Net increase in paid-in capital	43,689	43,092

Net effect on shareholders’ equity	$3,965	$4,648

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

On May 29, 2007, the Panel made a determination with respect to ruled on the Company’s April 19, 2007 and May 22, 2007 requests. In its May 29, 2007 determination, the Panel granted the Company’s request to extend the time to file the Company’s reports on Form 10-Q for the second and third quarters of fiscal 2007, and to complete all required restatements, to on or before July 11, 2007. The Panel added that notwithstanding this extension it expects the Company to comply with the terms of the exception by the June 12, 2007 date referenced in the Company’s April 19, 2007 and May 22, 2007 requests. In the event the Company does not fully comply with the terms of the Panel’s exception, the Panel will issue a final determination to delist the Company’s securities and, absent a stay by the Nasdaq Listing and Hearings Review Council, will suspend trading of the Company’s shares on The Nasdaq Stock Market effective on the second business day from the date of final determination. In addition, the Panel reserved the right to consider the terms of its exception based on any event, condition or circumstance that would, in the Panel’s opinion, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted.

Amended Disclosures Presented in this Amended Quarterly Report on Form 10-Q/A

For the convenience of the reader, this amended quarterly report on Form 10-Q/A restates the Original Filing in its entirety. However, the Company has only updated disclosures presented in the Original Filing as required to reflect the restatement described above. Accordingly, except for the legal proceedings set forth in Note 9 (Subsequent Events) to the consolidated financial statements of this amended quarterly report on Form 10-Q/A, all information in this amended quarterly report on Form 10-Q/A is as of October 10, 2006—the date of the Company’s Original Filing—or an earlier date as may be noted herein, and does not modify or update disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than for the restatement described above), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing. The Company has amended the following items in the Original Filing:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I—Item 4—Controls and Procedures

•	Part II—Item 1—Legal Proceedings

•	Part II—Item 4—Submission of Matters to a Vote of Security Holders

Accordingly, this amended quarterly report on Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing, such as the Company’s current reports on Form 8-K and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2007, and any amendments to these filings. In accordance with applicable SEC rules, this amended quarterly report on Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Amended Annual Report on Form 10-K/A

On May 29, 2007 the Company filed with the SEC an amended annual report on Form 10-K/A for its fiscal year ended May 31, 2006 which contains additional information concerning the Special Committee’s investigation and the impact of the Special Committee’s findings on certain of the Company’s historical financial statements. For further information concerning the Special Committee’s investigation and the impact of the Special Committee’s findings on certain of the Company’s historical financial statements see the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 filed with the SEC on May 29, 2007.

FORWARD-LOOKING STATEMENTS

This amended report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate marketability of products currently being developed; the ability to successfully implement new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s common stock; the ultimate effect of the Company’s share repurchase programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to successfully implement its desired organizational changes; the impact of the Company’s managerial changes; the results and related outcomes of the review by the Special Committee, including: the impact of the restatement of the Company’s financial statements or other actions that may be taken or required as a result of the Special Committee’s review including the restatement of Biomet’s financial statements announced on March 30, 2007; the impact of the inability of the Company to timely file reports with the SEC and distribute such reports or statements to its shareholders; the impact of any tax consequences, including any determination that Biomet’s filed tax returns were not true, correct and complete; the impact of any determination that some of the Company’s options may not have been validly issued under the stock option plans; the impact of the determination that certain of Biomet’s financial statements were not prepared in accordance with GAAP and/or applicable securities rules and regulations; developments related to the Company’s internal controls over financial reporting and disclosure controls and procedures; and the impact of any determination that some of Biomet’s insurance policies may not be in full force and effect and/or that Biomet may not be in compliance with the terms and conditions of the policies; litigation and governmental investigations or proceedings which may arise out of Biomet’s stock option granting practices and restatement of its financial statements; and the inability to meet NASDAQ requirements for continued listing. Readers of this amended report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Forward-looking statements reflect the Company’s expectations, estimates, projections and assumptions as of October 10, 2006—the date of the Company’s Original Filing with the SEC—or an earlier date as may be noted herein, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing. Any of the assumptions on which forward-looking statements were made could be inaccurate given the inherent uncertainties on which these forward-looking statements were made. There can be no assurance as to the accuracy of forward-looking statements contained in this amended report. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this amended report should carefully read the Company’s filings with the SEC subsequent to the date of the Original Filing and the factors set forth under Part II, Item 1A “Risk Factors” of the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 filed with the SEC on May 29, 2007. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements.

x

Part I. Financial Information

Item 1.	Financial Statements

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at August 31, 2006 and May 31, 2006

(in thousands)

	August 31, 2006	May 31, 2006
	As Restated(1) (Unaudited)	As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$190,502	$160,963
Investments	6,386	6,380
Accounts and notes receivable, net	493,639	507,883
Inventories	559,985	534,515
Refundable income taxes	—	16,880
Deferred income taxes	76,210	75,190
Prepaid expenses and other	36,715	32,342

Total current assets	1,363,437	1,334,153

Property, plant and equipment, at cost	682,260	655,432
Less, Accumulated depreciation	318,710	297,800

Property, plant and equipment, net	363,550	357,632

Investments	60,688	58,128
Goodwill	442,118	441,397
Intangible assets, net	77,485	79,498
Other assets	16,107	11,839

Total assets	$2,323,385	$2,282,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$272,894	$276,561
Accounts payable	57,165	62,276
Accrued income taxes	13,831	—
Accrued wages and commissions	80,367	84,665
Other accrued expenses	113,856	111,960

Total current liabilities	538,113	535,462

Long-term liabilities:
Deferred income taxes	27,450	26,991

Total liabilities	565,563	562,453

Contingencies (Note 8)

Shareholders’ equity:
Common shares	209,740	206,633
Additional paid-in capital	116,222	116,528
Retained earnings	1,407,110	1,379,303
Accumulated other comprehensive income	24,750	17,730

Total shareholders’ equity	1,757,822	1,720,194

Total liabilities and shareholders’ equity	$2,323,385	$2,282,647

(1)	See Note 2, (Restatement of Consolidated Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the three-months ended August 31, 2006 and 2005

(Unaudited, in thousands, except per share data)

	2006	2005
	As Restated(1)	As Restated(1)
Net Sales	$508,161	$484,903
Cost of sales	138,703	134,581

Gross profit	369,458	350,322
Selling, general and administrative expenses	189,466	178,763
Research and development expense	24,273	20,988

Operating income	155,719	150,571
Other income, net	1,099	461

Income before income taxes	156,818	151,032
Provision for income taxes	52,438	51,347

Net income	$104,380	$99,685

Earnings per share:
Basic	$.43	$.40
Diluted	$.43	$.40

Shares used in the computation of earnings per share:
Basic	244,881	249,582
Diluted	244,881	250,656
Cash dividends per common share	$.30	$.25

(1)	See Note 2, (Restatement of Consolidated Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three-months ended August 31, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
	As Restated(1)	As Restated(1)
Cash flows from (used in) operating activities:
Net income	$104,380	$99,685
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	20,311	15,277
Amortization	2,237	2,236
Share-based expense	3,415	494
Gain on sale of investments, net	(375)	(47)
Deferred income taxes	(1,617)	(1,354)
Tax benefit from exercise of stock options	(404)	156
Changes in current assets and liabilities:
Accounts and notes receivable, net	13,995	15,276
Inventories	(20,593)	(15,201)
Prepaid expenses	(3,613)	(4,547)
Accounts payable	(3,830)	3,034
Accrued income taxes	36,922	23,085
Other	(14,086)	(6,264)

Net cash provided by operating activities	136,742	131,830

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	2,627	11,854
Purchases of investments	(3,718)	(8,454)
Capital expenditures	(24,170)	(25,984)
Other	(2,445)	247

Net cash used in investing activities	(27,706)	(22,337)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings, net	(1,605)	6,823
Issuance of common shares	3,284	2,798
Cash dividends	(73,526)	(62,473)
Purchase of common shares	(7,268)	(35,447)
Tax benefit from exercise of stock options	404	—

Net cash used in financing activities	(78,711)	(88,299)

Effect of exchange rate changes on cash	(786)	(1,507)

Increase in cash and cash equivalents	29,539	19,687
Cash and cash equivalents, beginning of year	160,963	104,706

Cash and cash equivalents, end of period	$190,502	$124,393

(1)	See Note 2, (Restatement of Consolidated Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet” or the “Company”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006.

The accompanying consolidated balance sheet at May 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company operates in one business segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products produced by EBI L.P., now operating as Biomet Trauma & Biomet Spine (“BTBS”), Biomet sports medicine’s arthroscopy products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and the Rest of World. Major markets included in the Rest of World geographic market are Canada, South America, Mexico, Japan and the Pacific Rim.

Net sales of musculoskeletal products by product category and geographic segment are as follows for the three-months ended August 31, 2006 and 2005:

	Three-Months Ended August 31,
	2006	2005
	(in thousands)
Reconstructive Products	$351,737	$323,815
Fixation Devices	60,873	64,179
Spinal Products	51,933	55,326
Other Products	43,618	41,583

Total	$508,161	$484,903

	Three-Months Ended August 31,
	2006	2005
	(in thousands)
Net Sales to Customers by Geographic Segment:
United States	$325,947	$317,326
Europe	134,425	123,758
Rest of World	47,789	43,819

Total	$508,161	$484,903

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-Months Ended August 31,
	2006	2005
	(As Restated)	(As Restated)
	(in thousands)
Operating Income by Geographic Segment:
United States	$132,825	$128,448
Europe	17,023	21,002
Rest of World	5,871	1,121

Total	$155,719	$150,571

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”) on June 1, 2006 using the modified prospective method. SFAS 123R requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company uses the straight-line method to recognize compensation expense related to share-based payments. In the prior year, the Company followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees which required recording share-based compensation expense for awards that were issued at strike prices less than fair value at date of grant. See Note 2, (Restatement of Consolidated Financial Statements) in the notes to the financial statements for a further discussion. For the Company’s non-employee distributors, share-based expense will continue to be recorded in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Under the modified prospective method, the provisions of SFAS 123R apply to all share-based compensation payments granted or modified on or after the Company’s date of adoption of SFAS 123(R), June 1, 2006. Prior period results are not restated under the modified prospective method. For share-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123. The Company uses the Black-Scholes option-pricing model to determine the fair value of employee stock options. Total compensation expense, as restated, recognized in the current period was $3,434,000 offset by $1,084,000 of tax benefit, which is $0.01 per share. The amount of pre-tax compensation cost, as restated, related to nonvested stock options not yet recognized was $89.0 million at August 31, 2006, which is expected to be amortized through 2012.

If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting, pro forma net income and earnings per share for the three-months ended August 31, 2005 would have been as follows:

	As Reported	Adjustments	As Restated
Net Income as reported (in thousands)	$100,299	$(614)	$99,685
Total share-based compensation expense included in the determination of net income (in thousands)	—	398	398
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (in thousands)	(2,149)	(254)	(2,403)

Pro forma net income (in thousands)	$98,150	$(470)	$97,680

Earnings per share:
Basic, as reported	$0.40	$—	$0.40
Basic, pro forma	$0.39	$—	$0.39
Diluted, as reported	$0.40	$—	$0.40
Diluted, pro forma	$0.39	$—	$0.39

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option-pricing model to determine the fair value of options. For stock options granted during the three-month period ended August 31, 2006, expected volatility was derived based on historical volatility of the Company’s common stock. The expected term of the stock option was derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. A dividend yield is derived based on the historical dividend yield of the Company’s common stock.

The restated weighted-average fair value of the options granted in the three-month periods ended August 31, 2006 and 2005 were $11.55 and $14.06 per option, respectively, determined using the following assumptions: (1) expected life of option of 5.22 and 5.45 years; (2) dividend yield of 0.90% and 0.72%; (3) expected volatility of 32% and 33%; and (4) risk-free interest rate of 4.46% and 5.21%, respectively. The total intrinsic value of stock options exercised during the three-month periods ended August 31, 2006 and 2005 were $1.8 million and $3.0 million, respectively. The following table summarizes stock option activity for the three-month period ended August 31, 2006:

	Stock Options	Weighted Average Exercise Price
Outstanding, June 1, 2006	9,162,956	$33.84
Granted	167,800	33.97
Exercised	(159,095)	23.50
Terminated	(247,409)	33.57

Outstanding, August 31, 2006	8,924,252	$33.99

The following table summarizes information about the outstanding stock options as of August 31, 2006, that are vested and those that are expected to vest, and that are currently exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are Exercisable
Number of outstanding options	7,358,046	1,882,127
Weighted average remaining contractual life	7.2 years	1 year

Weighted average exercise price per share	$33.99	$33.10

Intrinsic Value	$16,416,000	$4,199,000

Note 2:	Restatement of Consolidated Financial Statements.

In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, the consolidated statements of income and cash flows for the three-months ended August 31, 2006 and 2005 and the consolidated balance sheets at August 31, 2006 and May 31, 2006 have been restated for certain errors related to the measurement of share-based compensation expense, distributor option expense and related payroll and withholding taxes, penalties and interest. In addition to this Note 2 (Restatement of Consolidated Financial Statements), Notes 1 (Basis of Presentation), 3 (Comprehensive Income), 8 (Contingencies) and 9 (Subsequent Events) have been revised as a result of the restatement. The restatement amounts as of May 31, 2006 and the three months ended August 31, 2005 were previously reported in the Company’s amended annual report on Form 10-K/A filed May 29, 2007.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the period from March 1996 to May 2006, the Company granted stock option awards to purchase approximately 17,000,000 Biomet common shares. The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the three-months ended August 31, 2006 were not examined by the Special Committee.

In light of the Special Committee’s findings relating to the Company’s historical stock option practices over the 11-year period ending May 31, 2006, the Company performed a review of stock option awards granted during the three-months ended August 31, 2006. During the three-months ended August 31, 2006, the Company granted stock option awards to purchase 167,800 Biomet common shares, including stock option awards to purchase 4,500 Biomet common shares with exercise prices which did not equal the fair market value of the Company’s common shares on the measurement date applicable to the award. The total intrinsic value of these mispriced awards to purchase 4,500 Biomet common shares was less than $5,000 during the three-months ended August 31, 2006. There were no stock option awards made to Section 16 officers or to directors during the three-months ended August 31, 2006.

The accounting guidance for determining share-based compensation expense applicable to the Company’s stock option awards (other than grants to non-employee distributors as discussed below) prior to June 1, 2006 was Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” APB No. 25 defines the measurement date of a stock option award as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price.” Under APB No. 25 a measurement date is required to be selected for each stock option award and compensation expense must be recognized ratably over the vesting period of the option award for the excess, if any, of the quoted market price of the stock on the measurement date over the stated exercise price of the award. In many instances the Company selected option grant dates and corresponding option exercise prices with respect to awards accounted for under APB No. 25 that were before the date that both the number of shares that an individual was entitled to receive and the exercise price for the award had been finalized. The Company also deemed the stated grant date to be the measurement date resulting in no compensation expense for those options in the financial statements as previously reported. For purposes of establishing the measurement date for accounting purposes, the practice of using the stated grant date rather than the date that the number of shares that an individual is entitled to receive and exercise price were finalized resulted in incorrect measurement dates and financial statement errors. In connection with the restatement described in the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006, the Company has selected alternative measurement dates for awards accounted for under APB No. 25 during the 11-year period under investigation to correct for those errors.

On June 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires stock options to be expensed based on their fair value over the required award service period. For stock options granted prior to June 1, 2006, the unrecognized expense related to the unvested portion of a stock option award at the date of adoption is to be recognized based on original grant date fair values for the

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award. Using the stated grant date to determine those fair values rather than the date that the option grants were finalized resulted in financial statement errors subsequent to May 31, 2006. In addition, in determining expense during the three-months ended August 31, 2006 the Company did not estimate the percentage of forfeitures as required by SFAS 123(R) in the Original Filing. In connection with the restatement of the Company’s financial statements described in this amended quarterly report on Form 10-Q/A, the Company has revised its fair value calculations and has estimated forfeitures to correct for these errors. For stock options granted subsequent to May 31, 2006 no adjustments were deemed necessary related to fair value calculations because any differences were deemed inconsequential.

The accounting guidance for determining share-based expense applicable to awards made to the Company’s non-employee distributors is based on Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services, or “EITF 96-18.” Under EITF 96-18, additional share-based expense is evaluated based on the fair value of the distributor award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award. Prior to fiscal 2003, the Company did not record expense for stock options granted to non-employee distributors. In fiscal 2003 and subsequently, the Company began recording expense based on EITF 96-18.

Additional information concerning the impact of the adjustments resulting from these errors is provided in the tables contained within this Note 2 (Restatement of Consolidated Financial Statements) below.

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

Upon exercise of an NQO, the Company is required, to the extent applicable, to (1) withhold the optionholder’s share of social security, Medicare and other employment taxes (collectively referred to as “payroll taxes”) and any federal, state or local income tax and (2) pay Biomet’s share of payroll taxes. However, upon exercise of an ISO, the Company is not required to withhold any income taxes nor is the Company required to withhold or pay any payroll taxes.

The Company’s stock options granted during the 11-year period were generally intended to qualify as ISOs and accordingly, except for federal withholding in certain instances with respect to same day sales, the Company did not withhold federal income taxes, state income taxes or the employee’s share of social security, Medicare and other employment taxes upon exercise of these options, nor did the Company pay the employer’s share of social security, Medicare and other employment taxes. However, as described above, approximately eighty percent of the Company’s stock options granted during this 11-year period were subject to revised measurement dates. Any stock option that was granted with an exercise price less than the fair market value of the underlying shares on the revised measurement date would not have qualified as an ISO and should have been treated as an NQO for payroll and withholding tax purposes. In these cases, the Company has accrued payroll and withholding taxes, penalties and interest for stock options and included these amounts in the restated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In preparing the restatement described in the Company’s amended annual report on Form 10-K/A the Company has assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, the Company has reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective options exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or withholding tax. If the statute of limitations were determined not to have expired the benefit which the Company has recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes. During the three-months ended August 31, 2006 the Company did not reverse any expenses as a result of the expiration of the statute of limitations applicable to payroll and withholding taxes.

In most instances, ISOs which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals’ Form W-2. In these situations, the Company accrued payroll taxes, penalties and interest but did not accrue federal or state income taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable state and federal income taxes were paid by the employee. For certain ISOs which subsequently converted to a NQO stock option, the Company accrued federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals’ Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $0.3 million and $0.4 million, respectively, for the three-months ended August 31, 2006 and August 31, 2005.

The Company believes that the unpaid employee portion of taxes represents joint and several obligations of both the Company and its employees. However, the change of status of employee option awards from an ISO to NQO was a result of flaws in the Company’s stock option granting practices as discussed above. the Company believes that the employees would likely have a valid claim against us in the event the Company attempted to recover a portion of the additional taxes, penalties and interest from its employees. Accordingly, the Company believes it is appropriate to accrue both the employee and the employer portions of these taxes. In addition, the Company believes such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised.

The increase (decrease) in net income resulting from the above errors are presented below:

Three-Months Ended August 31,	Net Income as Previously Reported	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Additional Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Income Tax Benefit(3)	Total Adjustments	Net Income as Restated
2006	$102,830	$790	$185	$(313)	$662	$888	$1,550	$104,380
2005	100,299	(610)	116	(442)	(936)	322	(614)	99,685

(1)	Share-based compensation expense for the three-months ended August 31, 2006 is based upon SFAS 123(R). Share-based compensation expense for the three-months ended August 31, 2005 is based upon APB No. 25. For the three-months ended August 31, 2006, the Company recorded a benefit of $.8 million due to understatement of forfeitures in the Original Filing.
(2)	Distributor stock options expense or benefit is based upon EITF 96-18. The Company is recording a benefit for the three-months ended August 31, 2006 and 2005 due to an overstatement in the computation of expense in the Original Filing.
(3)	The Company is recording a tax benefit in the three-months ended August 31, 2006 due largely to the recharacterization of ISO’s to NQO’s.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the adjustments resulting from the above errors on the Company’s consolidated balance sheets as of August 31, 2006 and May 31, 2006 and the Company’s consolidated statements of income and consolidated statements of cash flows for the three-months ended August 31, 2006 and 2005 are presented below. The restatement of amounts as of May 31, 2006 and the three-months ended August 31, 2005 were previously reported in the Company’s amended annual report on Form 10-K/A filed on May 29, 2007.

	August 31, 2006, unaudited			May 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$190,502	$—	$190,502	$160,963	$—	$160,963
Investments	6,386	—	6,386	6,380	—	6,380
Accounts and notes receivable, net	493,639	—	493,639	507,883	—	507,883
Inventories	559,985	—	559,985	534,515	—	534,515
Refundable income taxes	—	—	—	—	16,880	16,880
Deferred income taxes	73,786	2,424	76,210	73,345	1,845	75,190
Prepaid expenses and other	36,715	—	36,715	32,342	—	32,342

Total current assets	1,361,013	2,424	1,363,437	1,315,428	18,725	1,334,153

Property, plant and equipment, at cost	682,260	—	682,260	655,432	—	655,432
Less, accumulated depreciation	318,710	—	318,710	297,800	—	297,800

Property, plant and equipment, net	363,550	—	363,550	357,632	—	357,632

Investments	60,688	—	60,688	58,128	—	58,128
Goodwill	442,118	—	442,118	441,397	—	441,397
Intangible assets, net	77,485	—	77,485	79,498	—	79,498
Other assets	16,107	—	16,107	11,839	—	11,839

Total assets	$2,320,961	$2,424	$2,323,385	$2,263,922	$18,725	$2,282,647

Current liabilities:
Short-term borrowings	$272,894	$—	$272,894	$276,561	$—	$276,561
Accounts payable	57,165	—	57,165	62,276	—	62,276
Accrued income taxes	37,754	(23,923)	13,831	6,356	(6,356)	—
Accrued wages and commissions	58,668	21,699	80,367	63,279	21,386	84,665
Other accrued expenses	113,856	—	113,856	111,960	—	111,960

Total current liabilities	540,337	(2,224)	538,113	520,432	15,030	535,462

Long term liabilities:
Deferred income taxes	27,450	—	27,450	26,991	—	26,991

Total liabilities	567,787	(2,224)	565,563	547,423	15,030	562,453

Shareholders’ equity:
Common shares	209,740	—	209,740	206,633	—	206,633
Additional paid-in capital	73,130	43,092	116,222	72,839	43,689	116,528
Retained earnings	1,445,554	(38,444)	1,407,110	1,419,297	(39,994)	1,379,303
Accumulated other comprehensive income	24,750	—	24,750	17,730	—	17,730

Total shareholders’ equity	1,753,174	4,648	1,757,822	1,716,499	3,695	1,720,194

Total liabilities and shareholders’ equity	$2,320,961	$2,424	$2,323,385	$2,263,922	$18,725	$2,282,647

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-Months Ended August 31, 2006			Three-Months Ended August 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$508,161	$—	$508,161	$484,903	$—	$484,903
Cost of sales	138,747	(44)	138,703	134,495	86	134,581

Gross profit	369,414	44	369,458	350,408	(86)	350,322
Selling, general and administrative expenses	190,010	(544)	189,466	178,182	581	178,763
Research and development expense	24,361	(88)	24,273	20,816	172	20,988

Operating income	155,043	676	155,719	151,410	(839)	150,571
Other income, net	1,113	(14)	1,099	558	(97)	461

Income before income taxes	156,156	662	156,818	151,968	(936)	151,032
Provision for income taxes	53,326	(888)	52,438	51,669	(322)	51,347

Net income	$102,830	$1,550	$104,380	$100,299	$(614)	$99,685

Earnings per share:
Basic	$0.42	$0.01	$0.43	$0.40	$—	$0.40
Diluted	$0.42	$0.01	$0.43	$0.40	$—	$0.40

Shares used in the computation of earnings per share:
Basic	244,881	—	244,881	249,582	—	249,582
Diluted	244,881	—	244,881	250,656	—	250,656
Cash dividends per common share	$0.30	$—	$0.30	$0.25	$—	$0.25

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-Months Ended August 31, 2006			Three-Months Ended August 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from (used in) operating activities:
Net Income	$102,830	$1,550	$104,380	$100,299	$(614)	$99,685
Adjustments to reconcile net income to net cash from operating activities
Depreciation	20,311	—	20,311	15,277	—	15,277
Amortization	2,237	—	2,237	2,236	—	2,236
Share-based expense	4,226	(811)	3,415	—	494	494
Gain on sale of investments, net	(375)	—	(375)	(47)	—	(47)
Deferred income taxes	(1,039)	(578)	(1,617)	(1,425)	71	(1,354)
Tax benefit from exercise of stock options	—	(404)	(404)	—	156	156
Changes in current assets and liabilities:
Accounts and notes receivable	13,995	—	13,995	15,276	—	15,276
Inventories	(20,593)	—	(20,593)	(15,201)	—	(15,201)
Prepaid expenses	(3,613)	—	(3,613)	(4,547)	—	(4,547)
Accounts payable	(3,830)	—	(3,830)	3,034	—	3,034
Accrued income taxes	37,396	(474)	36,922	23,633	(548)	23,085
Other	(14,399)	313	(14,086)	(6,705)	441	(6,264)

Net cash provided by operating activities	137,146	(404)	136,742	131,830	—	131,830

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	2,627	—	2,627	11,854	—	11,854
Purchases of investments	(3,718)	—	(3,718)	(8,454)	—	(8,454)
Capital expenditures	(24,170)	—	(24,170)	(25,984)	—	(25,984)
Other	(2,445)	—	(2,445)	247	—	247

Net cash used in investing activities	(27,706)	—	(27,706)	(22,337)	—	(22,337)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings, net	(1,605)	—	(1,605)	6,823	—	6,823
Issuance of shares	3,284	—	3,284	2,798	—	2,798
Cash dividends	(73,526)	—	(73,526)	(62,473)	—	(62,473)
Purchase of commons shares	(7,268)	—	(7,268)	(35,447)	—	(35,447)
Tax benefit from exercise of stock options	—	404	404	—	—	—

Net cash used in financing activities	(79,115)	404	(78,711)	(88,299)	—	(88,299)

Effect of exchange rate changes on cash	(786)	—	(786)	(1,507)	—	(1,507)
Increase in cash and cash equivalents	29,539	—	29,539	19,687	—	19,687
Cash and cash equivalents, beginning of year	160,963	—	160,963	104,706	—	104,706

Cash and cash equivalents, end of period	$190,502	$—	$190,502	$124,393	$—	$124,393

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:	Comprehensive Income.

Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three-months ended August 31, 2006 and 2005 was $7,020,000 and $(25,304,000), respectively. Total comprehensive income combines reported net income and other comprehensive income (loss). Total comprehensive income, as restated, for the three-months ended August 31, 2006 and 2005 was $111,400,000 and $74,381,000, respectively.

Note 4:	Inventories.

Inventories at August 31, 2006 and May 31, 2006 are as follows:

	August 31, 2006	May 31, 2006
	(in thousands)
Raw materials	$72,248	$71,126
Work-in-process	57,169	48,416
Finished goods	258,002	225,997
Consigned distributor	172,566	188,976

	$559,985	$534,515

Note 5:	Common Shares.

During the three-months ended August 31, 2006, the Company issued 152,767 common shares upon the exercise of outstanding stock options for proceeds aggregating $3,284,000. Purchases of common shares pursuant to the common share repurchase programs aggregated 210,000 shares for $7,268,000 during the three-months ended August 31, 2006.

Note 6:	Earnings Per Share.

Earnings per common share amounts (“basic EPS”) are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

Note 7:	Income Taxes.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and lack of a tax benefit associated with Incentive Stock Options under hare-based payment expense. For additional information concerning the income tax effect related to the Company’s restatement of certain historical financial statements see Note 2 (Restatement of Consolidated Financial Statements).

Note 8:	Contingencies.

Medical Insurance Plan—The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $200,000 per insured annually, as well as an additional annual aggregate of $60,000. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management-determined estimated liability for claims incurred but not reported.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability Insurance—Since 1989, the Company has self-insured against product liability risks, with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Self-insurance costs are accrued based on reserves set in consultation with the insurance carrier for reported claims and a management-determined estimated liability for claims incurred but not reported. Based on historical experience, management does not anticipate that incurred but unreported claims would have a material impact on the Company’s consolidated financial position.

Litigation—On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 Biomet received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as “Medtronic”) brought an action against BTBS and Biomet alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. Medtronic’s complaint did not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of noninfringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. The litigation is in the early stages of discovery. The Company is vigorously defending this matter and intends to continue to do so.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9:	Subsequent Events

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

Pursuant to Indiana law and provisions of the Company’s articles of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the current and former Biomet directors and officers in defending these lawsuits.

On May 25, 2007, the Board received and discussed an updated report from its Special Committee which concluded that pursuing these three shareholder-derivative complaints was not in the best interests of the Company. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder-derivative claims and result in the dismissal of these complaints.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AS OF AUGUST 31, 2006

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this amended quarterly report on Form 10-Q/A.

This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed elsewhere in this amended report under the caption “Risk Factors.”

The Company’s cash and investments increased $32,105,000 to $257,576,000 at August 31, 2006. This increase resulted from positive cash flow from operations offset by the $73,526,000 dividend paid during this quarter and the $7,268,000 used to purchase shares during this quarter pursuant to the Company’s share repurchase programs.

Cash flows provided by operating activities were $136,742,000 for the first three-months of fiscal 2007 compared to $131,830,000 in 2006. The primary sources of fiscal year 2007 cash flows from operating activities were net income, depreciation, a decrease in accounts receivable and an increase in accrued income taxes. The primary use was an increase in inventories. Accounts receivable normally decreases in Europe during the summer months as sales decrease slightly due to the vacation period, but cash receipts continue. Accrued income taxes increased during the quarter due to the first quarter tax estimates being due after the quarter end. Inventories increased primarily in three areas: Europe, where a normal inventory build is planned during the summer months; 3i, where the Company is working to resolve a back-order situation; and Japan where the Company is launching the Bi-metric XR and the Vanguard RP. Accounts and notes receivable and inventory balances increased during the three-month period by $.25 million and $5.3 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $27,706,000 for the first three-months of fiscal 2007 compared to $22,337,000 in 2006. The primary use of cash flows from investing activities in fiscal 2007 was capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.

Cash flows used in financing activities were $78,711,000 for the first three-months of fiscal 2007 compared to $88,299,000 in 2006. The primary uses were the cash dividend paid and the share repurchase programs. In July 2006, the Company’s Board of Directors declared a cash dividend of thirty cents ($0.30) per share payable to shareholders of record at the close of business on July 15, 2006. Over the last nineteen quarters, the Company has used $1,064,000,000 to purchase its common stock.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company’s anticipated cash requirements, including capital expenditures, research and development costs and share repurchases.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED AUGUST 31, 2006 AS COMPARED TO THE THREE-MONTHS ENDED AUGUST 31, 2005

Net sales increased 5% to $508,161,000 for the first quarter ended August 31, 2006, from $484,903,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the first quarter was 4%. The Company’s U.S.-based revenue increased 3% to $325,947,000 during the first quarter of fiscal 2007, while foreign sales increased 9% to $182,214,000. Excluding the positive foreign exchange adjustment, foreign revenue increased 7%.

The Company’s worldwide sales of reconstructive products during the first quarter of fiscal 2007 were $351,737,000, representing a 9% increase compared to the first quarter of last year. This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $60,873,000 for the first quarter of fiscal 2007, representing a 5% decrease as compared to the same period in fiscal 2006. Sales of spinal products were $51,933,000 for the first quarter of fiscal 2007, representing a 6% decrease as compared to the same period in fiscal 2006. EBI L.P., now operating as Biomet Trauma and Biomet Spine (“BTBS”), has continued to underperform management’s expectations. During the quarter, the Company has continued to make numerous changes at BTBS, including the appointment of Chuck Niemier, former COO International Operations, as president and the appointment of a new vice president of finance and vice president of sales. The Company is also making significant progress with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. We believe that the new management team and infrastructure changes at BTBS will allow the Company to provide greater focus on the spine and trauma markets and to our customers.

The Company’s sales of other products totaled $43,618,000, representing a 5% increase over the first quarter of fiscal year 2006.

Cost of sales decreased as a percentage of net sales to 27.3%, for the first quarter of fiscal 2007 from 27.8% during the same period last year. This decrease was primarily a result of higher growth rates in reconstructive products where gross margins are higher. Selling, general and administrative expenses, as a percentage of net sales, increased to 37.3% compared to 36.9% for the first quarter last year. This increase is a result of the adoption of SFAS 123(R) Share-Based payment, which increased selling, general and administrative expenses by .5% and research and development expense by .1%. Research and development expenditures increased 16% during the first quarter to $24,273,000 reflecting the Company’s continued emphasis on new product introductions and the aforementioned Share-Based payment expense. Operating income increased 3% from $150,571,000 for the first quarter of fiscal 2006, to $155,719,000 for the first quarter of fiscal 2007.

Other income, net increased from $461,000 last year to $1,099,000 this year. Other income has been positively impacted by an increase in cash available for investments and an increase in interest rates.

The effective income tax rate decreased to 33.4% for the first quarter of fiscal year 2007 from 34.0% last year primarily as a result of the new Section 199 Qualified Production Activities Deduction in the U.S. and continued expansion of operations in lower tax jurisdictions, partially offset by the lack of a tax benefit associated with SFAS 123(R) related to Incentive Stock Options.

These factors resulted in a 5% increase in net income to $104,380,000 for the first quarter of fiscal 2007 as compared to $99,685,000 for the same period in fiscal 2006, while basic and diluted earnings per share increased 8%, from $0.40 to $0.43 for the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks.

There have been no material changes from the information provided in the Company’s amended annual report on Form 10-K/A for the year ended May 31, 2006.

Item 4.	Controls and Procedures.

The following has been amended to reflect the restatement of the consolidated financial statements as discussed in the “Explanatory Note” immediately preceding Part I, Item I of this amended Quarterly Report on Form 10-Q/A and Note 2 (Restatement of Consolidated Financial Statements) to the consolidated financial statements included herein. The required certifications of the Company’s current Chief Executive Officer and Interim Chief Financial Officer are included as exhibits to this amended Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4A contain information concerning the evaluation of the Company’s disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4A for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures (Revised). In connection with the restatement discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended quarterly report on Form 10-Q/A and Note 2 (Restatement of Consolidated Financial Statements) to the consolidated financial statements included herein, the Company reevaluated, under the supervision and with the participation of its management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of August 31, 2006 and, based on this reevaluation, the Company’s current Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting discussed below and the restatement, the Company’s disclosure controls and procedures were not effective as of August 31, 2006.

As described in more detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007, as of May 31, 2006 the Company did not have an effective control designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense. These deficiencies resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in the restatements discussed in Note 2 (Restatement of Consolidated Financial Statements) to this amended quarterly report on Form 10-Q/A. As a result of these deficiencies, the Company’s current management concluded that the Company had a material weakness as of May 31, 2006 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

For additional information about the material weakness and the Company’s remedial measures related thereto, see Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007.

(b) Changes in Internal Control. During the first quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, to begin addressing the material weakness described above, subsequent to August 31, 2006, the Company’s management has taken actions that are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes are described in detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007.

Part II. Other Information

Item 1.	Legal Proceedings.

Information with respect to legal proceedings can be found in Notes 8 (Contingencies) and 9 (Subsequent Events) to the financial statements contained in Part I, Item 1 of this amended report. Except as discussed in Notes 8 (Contingencies) and 9 (Subsequent Events) to the financial statements contained in Part I, Item 1 of this amended report as of August 31, 2006 there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on May 29, 2007.

Item 1A.	Risk Factors.

As of August 31, 2006 there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on May 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases. During the quarter ended August 31, 2006, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The remaining shares available under this plan have been purchased during the quarter. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The shares repurchased in the first quarter of fiscal 2007, the average price paid, and dollar value remaining available for purchase are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that may yet be Purchased Under the Plans
June 1-30	210,000	$34.61	210,000	$45,861,743
July 1-31	None	—	None	$45,861,743
August 1-31	None	—	None	$45,861,743

Total	210,000	$34.61	210,000	$45,861,743

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on September 20, 2006. At the Annual Meeting:

1. The following persons were elected as Directors of the Company for a three-year term expiring in 2009.

Name	Votes For	Votes Withheld
Jerry L. Ferguson	204,185,902	14,804,822
Thomas F. Kearns, Jr.	195,546,688	23,444,036
Daniel P. Hann*	210,559,827	8,430,897

*	In light of the Special Committee’s findings described in the “Explanatory Note” immediately preceding Part I, Item 1 of this amended quarterly report on Form 10-Q/A, on March 30, 2007 Daniel P. Hann resigned from his position as a director and retired from his position as Executive Vice President of Administration (his then current position with the Company).

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

2. The Biomet, Inc. 2006 Equity Incentive Plan was approved by the shareholders as follows: Votes For—155,003,361; Votes Against—15,109,872; and Abstentions and Broker Non-Votes—2,360,011.

3. The appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending May 31, 2007 was ratified by the shareholders, as follows: Votes For—215,878,971; Votes Against —1,439,805; and Abstentions and Broker Non-Votes—1,671,946.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: June 4, 2007	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder President and Chief Executive Officer

BIOMET, INC.

FORM 10-Q/A

Index to Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002