Form 10-Q
period 2006-11-30
BIOMET INC
filed 2007-06-04
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

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

As of November 30, 2006, the registrant had 245, 210, 886 common shares outstanding.

EXPLANATORY NOTE

As described in further detail below, Biomet, Inc. (“Biomet” or the “Company”) has amended its annual report on Form 10-K for the fiscal year ended May 31, 2006 and quarterly report on Form 10-Q for the fiscal period ended August 31, 2006. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than the Company’s quarterly report on Form 10-Q for the fiscal period ended August 31, 2006 and the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2006. This quarterly report on Form 10-Q for the fiscal period ended November 30, 2006 supersedes in its entirety the Company’s preliminary results furnished in Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2007 and subsequently amended on April 23, 2007 (the “Preliminary Results”). Accordingly, the Preliminary Results should not be relied upon.

For a discussion of the restatement to the previously furnished preliminary results see Note 2 (Restatement of Previously Furnished Preliminary Financial Statements).

Following the publication of an analyst report suggesting that certain historical grants of stock options by the Company took place on dates where Biomet’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options, the Company’s Board of Directors (the “Board”) formed a special committee (the “Special Committee”) to conduct an independent investigation of the Company’s stock option grants for the period from March 1996 to May 2006 and to determine whether the Company had any claims arising out of any inappropriate stock option backdating and, if so, whether it was in the best interest of the Company and its stakeholders to pursue any such claim. The Special Committee retained independent counsel to advise it in connection with and to conduct its investigation. Counsel to the Special Committee also hired independent accountants to assist in the investigation.

On December 18, 2006 and March 30, 2007, the Company announced preliminary reports from the Special Committee presented by counsel to the Special Committee and the independent accountants retained by counsel to the Special Committee. On May 25, 2007, the Board received and discussed the updated findings contained in the Special Committee’s final report. The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the Company’s six-month period ended November 30, 2006 were not examined by the Special Committee.

This quarterly report on Form 10-Q should be read in conjunction with the Company’s other filings with the SEC, such as the Company’s current reports on Form 8-K, the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006, the Company’s amended quarterly report on Form 10-Q/A for the period ended August 31, 2006 and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2007, and any amendments to these filings.

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

i

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate marketability of products currently being developed; the ability to successfully implement new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s common stock; the ultimate effect of the Company’s share repurchase programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to successfully implement its desired organizational changes; the impact of the Company’s managerial changes; the Company’s inability to satisfy the conditions to closing the proposed merger with the private equity consortium (including obtaining shareholder approval) and the costs and consequences of not closing the merger; the effect of the pending merger with the private equity consortium on the Company’s business and its relationship with customers, distributors, employees and suppliers; the results and related outcomes of the review by the Special Committee, including: the impact of the restatement of the Company’s financial statements or other actions that may be taken or required as a result of the Special Committee’s review including the restatement of the Company’s financial statements announced on March 30, 2007; the impact of the inability of the Company to timely file reports with the Securities and Exchange Commission and distribute such reports or statements to its shareholders; the impact of any tax consequences, including any determination that Biomet’s filed tax returns were not true, correct and complete; the impact of any determination that some of the Company’s options may not have been validly issued under the stock option plans; the impact of the determination that certain of Biomet’s financial statements were not prepared in accordance with GAAP and/or the required reporting under the applicable securities rules and regulations; developments related to the Company’s internal controls over financial reporting disclosure controls and procedures; and the impact of any determination that some of Biomet’s insurance policies may not be in full force and effect and/or that Biomet may not be in compliance with the terms and conditions of the policies; litigation and governmental investigations or proceedings which may arise out of Biomet’s stock option granting practices or the restatement of Biomet’s financial statements; and the inability to meet NASDAQ requirements for continued listing. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. Any of the assumptions on which forward-looking statements were made could be inaccurate given the inherent uncertainties on which these forward-looking statements were made. There can be no assurance as to the accuracy of forward-looking statements contained in this report. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this report should carefully read the factors set forth under Part I, Item 1A “Risk Factors” of the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 filed with the SEC on May 29, 2007 and Part II, Item 1A “Risk Factors” of the Company’s quarterly report on Form 10-Q for the fiscal period ended February 28, 2007 filed with the SEC on June 4, 2007 for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements which speak only as of the date on which they were made.

ii

QUARTERLY REPORT FOR THE PERIOD

ENDED NOVEMBER 30, 2006

iii

Part I. Financial Information

Item 1.	Financial Statements

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at November 30, 2006 and May 31, 2006

(in thousands)

	November 30, 2006	May 31, 2006
	As Restated(1) (Unaudited)	As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$98,554	$160,963
Investments	6,451	6,380
Accounts and notes receivable, net	554,301	507,883
Inventories	563,231	534,515
Refundable income taxes	25,195	16,880
Deferred income taxes	76,911	75,190
Prepaid expenses and other	75,144	32,342

Total current assets	1,399,787	1,334,153

Property, plant and equipment, at cost	711,883	655,432
Less, Accumulated depreciation	341,033	297,800

Property, plant and equipment, net	370,850	357,632

Investments	62,179	58,128
Goodwill	442,063	441,397
Intangible assets, net	75,730	79,498
Other assets	14,079	11,839

Total assets	$2,364,688	$2,282,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$209,682	$276,561
Accounts payable	56,903	62,276
Accrued wages and commissions	84,415	84,665
Other accrued expenses	107,115	111,960

Total current liabilities	458,115	535,462

Long-term liabilities:
Deferred income taxes	28,210	26,991

Total liabilities	486,325	562,453

Contingencies (Note 8)

Shareholders’ equity:
Common shares	216,442	206,633
Additional paid-in capital	126,017	116,528
Retained earnings	1,507,892	1,379,303
Accumulated other comprehensive income	28,012	17,730

Total shareholders’ equity	1,878,363	1,720,194

Total liabilities and shareholders’ equity	$2,364,688	$2,282,647

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the six-and three-months ended November 30, 2006 and 2005

(Unaudited, in thousands, except per share data)

	Six-Months Ended November 30,		Three-Months Ended November 30,
	2006	2005	2006	2005
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Net Sales	$1,028,491	$979,593	$520,330	$494,690
Cost of sales	289,976	274,306	151,273	139,725

Gross profit	738,515	705,287	369,057	354,965
Selling, general and administrative expenses	380,476	361,022	191,010	182,259
Research and development expense	47,190	42,518	22,917	21,530

Operating income	310,849	301,747	155,130	151,176
Other income, net	3,857	119	2,758	(342)

Income before income taxes	314,706	301,866	157,888	150,834
Provision for income taxes	105,559	101,705	53,121	50,358

Net income	$209,147	$200,161	$104,767	$100,476

Earnings per share:
Basic	$0.85	$0.80	$0.43	$0.41
Diluted	$0.85	$0.80	$0.43	$0.40

Shares used in the computation of earnings per share:
Basic	244,976	248,963	245,072	248,337
Diluted	244,976	249,952	245,072	249,276
Cash dividends per common share	$0.30	$0.25	$—	$—

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six-months ended November 30, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
	As Restated(1)	As Restated(1)
Cash flows from (used in) operating activities:
Net income	$209,147	$200,161
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	42,633	33,599
Amortization	3,527	4,433
Share-based expense	7,334	1,009
Gain on sale of investments, net	(798)	(132)
Deferred income taxes	(1,601)	(2,859)
Tax benefit from exercise of stock options	(1,279)	244
Changes in current assets and liabilities:
Accounts and notes receivable, net	(44,500)	(13,830)
Inventories	(23,167)	(41,638)
Accounts payable	(3,481)	4,301
Accrued income taxes	(38,125)	(6,763)
Other	(23,143)	377

Net cash provided by operating activities	126,547	178,902

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	7,085	28,527
Purchases of investments	(7,558)	(25,185)
Capital expenditures	(52,672)	(50,653)
Other	(1,322)	556

Net cash used in investing activities	(54,467)	(46,755)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings, net	(64,661)	11,118
Issuance of common shares	9,986	7,718
Cash dividends	(73,526)	(62,473)
Purchase of common shares	(7,268)	(97,929)
Tax benefit from exercise of stock options	1,279	—

Net cash used in financing activities	(134,190)	(141,566)

Effect of exchange rate changes on cash	(299)	3,095

Decrease in cash and cash equivalents	(62,409)	(6,324)
Cash and cash equivalents, beginning of year	160,963	104,706

Cash and cash equivalents, end of period	$98,554	$98,382

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet” or the “Company”). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006.

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

Net sales of musculoskeletal products by product category and geographic segment are as follows for the six-and three-month periods ended November 30, 2006 and 2005:

	Six-Months Ended November 30,		Three-Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Net Sales by Product Category
Reconstructive Products	$719,815	$660,154	$368,078	$336,339
Fixation Devices	119,681	124,854	58,808	60,675
Spinal Products	102,783	110,353	50,850	55,027
Other Products	86,212	84,232	42,594	42,649

Total	$1,028,491	$979,593	$520,330	$494,690

	Six-Months Ended November 30,		Three-Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Net Sales by Geographic Segment:
United States	$658,973	$642,927	$333,026	$325,602
Europe	271,927	248,170	137,502	124,412
Rest of World	97,591	88,496	49,802	44,676

Total	$1,028,491	$979,593	$520,330	$494,690

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Months Ended November 30		Three-Months Ended November 30
	2006	2005	2006	2005
	As Restated	As Restated	As Restated	As Restated
	(in thousands)
Operating Income by Geographic Segment:
United States	$266,709	$261,964	$133,884	$133,516
Europe	34,790	36,849	17,767	15,846
Rest of World	9,350	2,934	3,479	1,814

Total	$310,849	$301,747	$155,130	$151,176

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) on June 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company uses the straight-line method to recognize compensation expense related to share-based payments. In the prior year, the Company followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees and recorded share-based compensation expense for awards that were issued at strike prices less than fair value at date of grant. See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements. For the Company’s non-employee distributors, share-based expense will continue to be recorded in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based compensation awards granted or modified on or after the Company’s date of adoption of SFAS 123(R), June 1, 2006. Prior period results are not restated under the modified prospective method. For share-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123. The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock options. Total compensation expense, as restated, recognized for the six-month period was $7,039,000 offset by $1,890,000 of tax benefit, which is $0.02 per share. Compensation expense, as restated, recognized in the current period was $3,650,000 offset by $806,000 of tax benefit, which is $0.01 per share. The amount of pre-tax compensation cost, as restated, related to nonvested stock options not yet recognized was $113.3 million at November 30, 2006, which is expected to be amortized through 2015.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting, pro forma net income and earnings per share for the three-and six-months ended November 30, 2005 would have been as follows:

	Six-Months Ended			Three-Months Ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income as reported (in thousands)	$201,577	$(1,416)	$200,161	$101,278	$(802)	$100,476
Total share-based compensation expense included in the determination of net income (in thousands)	—	810	810	—	412	412
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (in thousands)	(4,450)	(401)	(4,851)	(2,301)	(147)	(2,448)

Pro forma net income (in thousands)	$197,127	$(1,007)	$196,120	$98,977	$(537)	$98,440

Earnings per share:
Basic, as reported	$0.81	$(0.01)	$0.80	$0.41	$—	$0.41
Basic, pro forma	$0.79	$—	$0.79	$0.40	$—	$0.40
Diluted, as reported	$0.81	$(0.01)	$0.80	$0.41	$(0.01)	$0.40
Diluted, pro forma	$0.79	$—	$0.79	$0.40	$—	$0.40

The Company uses the Black-Scholes option-pricing model to determine the fair value of options. For stock options granted during the six-month period ended November 30, 2006, expected volatility was derived based on historical volatility of the Company’s common stock. The expected term of the stock option was derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. A dividend yield is derived based on the historical dividend yield of the Company’s common stock.

The restated weighted-average fair value of the options granted in the six-month periods ended November 30, 2006 and 2005 were $11.29 and $13.99 per option, respectively, determined using the following assumptions: (1) expected life of option of 5.41 and 5.44 years; (2) dividend yield of 0.90% and 0.72%; (3) expected volatility of 32% and 33%; and (4) risk-free interest rate of 4.46% and 5.21%, respectively. The total intrinsic value of stock options exercised during the six-month periods ended November 30, 2006 and 2005 were $5.2 million and $7.7 million, respectively. The following table summarizes stock option activity for the six-month period ended November 30, 2006:

	Stock Options	Weighted Average Exercise Price
Outstanding, June 1, 2006	9,162,956	$33.84
Granted	2,761,876	33.37
Exercised	(466,697)	23.79
Terminated	(404,676)	35.25

Outstanding, November 30, 2006	11,053,459	$34.10

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding stock options as of November 30, 2006, that are vested and those that are expected to vest, and that are currently exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are Exercisable
Number of outstanding options	9,114,000	2,042,377
Weighted average remaining contractual life	7.2 years	1 year
Weighted average exercise price per share	$34.10	$33.21
Intrinsic value	$33,629,000	$9,351,000

Note 2:	Restatement of Previously Furnished Preliminary Financial Statements.

In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, the consolidated statements of income for the three-and six-months ended November 30, 2006 and 2005, the consolidated statement of cash flows for the six-months ended November 30, 2006 and 2005, and the consolidated balance sheets at November 30, 2006 and May 31, 2006 have been restated for certain errors related to the measurement of share-based compensation expense, distributor stock option expense and related payroll and withholding taxes, penalties and interest. The consolidated three- and six-month statements of income, and six-month statement of cash flows reflected herein for the periods ended November 30, 2006 and the consolidated balance sheet at November 30, 2006 supersede in their entirety the Company’s preliminary results furnished in Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007 and subsequently amended on April 23, 2007 (the “Preliminary Results”). The restatement of amounts as of May 31, 2006 and the period ended November 30, 2005 were previously reported in the Company’s form 10K/A filed on May 29, 2007. In addition to this Note 2 (Restatement of Previously Furnished Preliminary Financial Statements), Notes 1 (Basis of Presentation), 3 (Comprehensive Income), 8 (Contingencies) and 9 (Subsequent Events) have been revised in connection with the restatement of Preliminary Results.

The Company’s decision to restate its financial results described in the Company’s amended annual report on Form 10-K/A was based on the results of an independent investigation of the Company’s stock option grants for the period from March 1996 through May 2006 by a special committee (the “Special Committee”) formed by the Company’s Board of Directors (the “Board”) following the publication of an analyst report suggesting that certain historical stock option grants took place on dates where the Company’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options. The Special Committee retained independent counsel to advise it in connection with and to conduct its investigation. Counsel to the Special Committee also hired independent accountants to assist in the investigation.

During the period from March 1996 to May 2006, the Company granted stock option awards to purchase approximately 17,000,000 Biomet common shares. The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the six-months ended November 30, 2006 were not examined by the Special Committee.

In light of the Special Committee’s findings relating to the Company’s historical stock option practices over the 11-year period ending May 31, 2006, the Company performed a review of stock option awards granted during the six-months ended November 30, 2006. During the six-month period ended November 30, 2006, the Company

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted stock option awards to purchase approximately 2.8 million Biomet common shares, including stock option awards to purchase 33,000 Biomet common shares with exercise prices which did not equal the fair market value of the Company’s common shares on the measurement date applicable to the award. The total intrinsic value of these mispriced awards to purchase 33,000 Biomet common shares was less than $70,000 during the six-months ended November 30, 2006. There were stock option awards to purchase 305,000 Biomet common shares granted to Section 16 officers during the six-months ended November 30, 2006. There were no stock option awards made to directors during the six-months ended November 30, 2006.

The accounting guidance for determining share-based compensation expense applicable to the Company’s stock option awards (other than grants to non-employee distributors as discussed below) prior to June 1, 2006 was Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” APB No. 25 defines the measurement date of a stock option award as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price.” Under APB No. 25 a measurement date is required to be selected for each stock option award and compensation expense must be recognized ratably over the vesting period of the option award for the excess, if any, of the quoted market price of the stock on the measurement date over the stated exercise price of the award. In many instances the Company selected option grant dates and corresponding option exercise prices with respect to awards accounted for under APB No. 25 that were before the date that both the number of shares that an individual was entitled to receive and the exercise price for the award had been finalized. The Company also deemed the stated grant date to be the measurement date resulting in no compensation expense for those options in the financial statements as previously reported. For purposes of establishing the measurement date for accounting purposes, the practice of using the stated grant date rather than the date that the number of shares that an individual is entitled to receive and exercise price were finalized resulted in incorrect measurement dates and financial statement errors. In connection with the restatement previously reported in the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 and the Company’s amended quarterly report on Form 10-Q/A for the period ended August 31, 2006, the Company has selected alternative measurement dates for awards accounted for under APB No. 25 during the 11-year period under investigation to correct for those errors.

On June 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires stock options to be expensed based on their fair value over the required award service period. For stock options granted prior to June 1, 2006, the unrecognized expense related to the unvested portion of a stock option award at the date of adoption is to be recognized based on original grant date fair values for the award. Using the stated grant date to determine those fair values rather than the date that the option grants were finalized resulted in financial statement errors subsequent to May 31, 2006. In addition, in determining expense during the six-months ended November 30, 2006 the Company did not estimate forfeitures as required by SFAS 123(R) in the Preliminary Results. In connection with the preparation of the Company’s financial statements described in this quarterly report on Form 10-Q, the Company has revised its fair value calculations and has estimated forfeitures to correct for these errors. For stock options granted subsequent to May 31, 2006 no adjustments were deemed necessary related to fair value calculations because any differences were deemed inconsequential.

The accounting guidance for determining share-based expense applicable to awards made to the Company’s non-employee distributors is based on Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services, or “EITF 96-18.” Under EITF 96-18, additional share-based expense is evaluated based on the fair value of the distributor award at the date of grant and then remeasured at each subsequent reporting period over the vesting period of the award. Prior to fiscal 2003, the Company did not record expense for stock options to non-employee distributors. In fiscal 2003 and subsequently, the Company began recording expense based upon EITF 96-18.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information concerning the impact of the adjustments resulting from these errors is provided in the tables contained within this Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) below.

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

The Company’s stock options granted during the 11-year period were generally intended to qualify as ISOs and accordingly, except for federal withholding in certain instances with respect to same day sales, we did not withhold federal income taxes, state income taxes or the employee’s share of social security, Medicare and other employment taxes upon exercise of these options, nor did the Company pay the employer’s share of social security, Medicare and other employment taxes. However, as described above, approximately eighty percent of the Company’s stock options granted during this period were subject to revised measurement dates. Any stock option that was granted with an exercise price less than the fair market value of the underlying shares on the revised measurement date would not have qualified as an ISO and should have been treated as an NQO for payroll and withholding tax purposes. In these cases, the Company has accrued payroll and withholding taxes, penalties and interest for stock options and included these amounts in the restated financial statements.

In preparing the restatement described in the Company’s amended annual report on Form 10-K/A the Company has assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, the Company has reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective options exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or withholding tax. If the statute of limitations were determined not to have expired the benefit which the Company has recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes. During the six-months ended November 30, 2006 the Company did not reverse any expenses as a result of the expiration of the statute of limitations applicable to payroll and withholding taxes.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combination of taxes, penalties and interest resulted in a net compensation charge of $0.7 million and $1.2 million, respectively, for six-month periods ended November 30, 2006 and 2005.

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

The increase (decrease) in net income resulting from the above errors are presented below:

Three-Months Ended November 30,	Net Income as Previously Reported	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Income Tax Benefit(3)	Total Adjustments	Net Income as Restated
2006	$103,172	$1,583	$177	$(384)	$1,376	$219	$1,595	$104,767
2005	101,278	(631)	116	(729)	(1,244)	442	(802)	100,476

Six-Months Ended November 30,

2006	$206,002	$2,373	$362	$(697)	$2,038	$1,107	$3,145	$209,147
2005	201,577	(1,241)	232	(1,171)	(2,180)	764	(1,416)	200,161

(1)	Share-based compensation expense for the three- and six-months ended November 30, 2006 is based upon SFAS 123(R). Share-based compensation expense for the three- and six-months ended November 30, 2005 is based upon APB No. 25. For the three-and six-months ended November 30, 2006 the benefit recorded was primarily due to the understatement of forfeitures in the Preliminary Results.
(2)	Distributor stock options expense or benefit is based upon EITF 96-18. The Company is recording a benefit in the three-and six-months ended November 30, 2006 and 2005 due to an overstatement in the computation of expense in the Preliminary Results.
(3)	The Company is recording a tax benefit in the three-and six-months ended November 30, 2006 due largely to the recharacterization of ISO’s to NQO’s.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the adjustments resulting from the above errors on the Company’s consolidated balance sheets as of November 30, 2006 and May 31, 2006 and the Company’s three-and six-month consolidated statements of income and six-month consolidated statements of cash flows for the period ended November 30, 2006 and 2005 are presented below. The restatement amounts as of May 31, 2006 and the three-months ended November 30, 2005 were previously reported in the Company’s amended annual report on Form 10-K/A filed on May 29, 2007.

	November 30, 2006, unaudited			May 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$98,554	$—	$98,554	$160,963	$—	$160,963
Investments	6,451	—	6,451	6,380	—	6,380
Accounts and notes receivable, net	554,301	—	554,301	507,883	—	507,883
Inventories	563,231	—	563,231	534,515	—	534,515
Refundable income taxes	—	25,195	25,195	—	16,880	16,880
Deferred income taxes	74,690	2,221	76,911	73,345	1,845	75,190
Prepaid expenses and other	75,144	—	75,144	32,342	—	32,342

Total current assets	1,372,371	27,416	1,399,787	1,315,428	18,725	1,334,153

Property, plant and equipment, at cost	711,883	—	711,883	655,432	—	655,432
Less, accumulated depreciation	341,033	—	341,033	297,800	—	297,800

Property, plant and equipment, net	370,850	—	370,850	357,632	—	357,632

Investments	62,179	—	62,179	58,128	—	58,128
Goodwill	442,063	—	442,063	441,397	—	441,397
Intangible assets, net	75,730	—	75,730	79,498	—	79,498
Other assets	14,079	—	14,079	11,839	—	11,839

Total assets	$2,337,272	$27,416	$2,364,688	$2,263,922	$18,725	$2,282,647

Current liabilities:
Short-term borrowings	$209,682	$—	$209,682	$276,561	$—	$276,561
Accounts payable	56,903	—	56,903	62,276	—	62,276
Accrued income taxes	—	—	—	6,356	(6,356)	—
Accrued wages and commissions	62,332	22,083	84,415	63,279	21,386	84,665
Other accrued expenses	107,115	—	107,115	111,960	—	111,960

Total current liabilities	436,032	22,083	458,115	520,432	15,030	535,462

Long-term liabilities:
Deferred income taxes	28,210	—	28,210	26,991	—	26,991

Total liabilities	464,242	22,083	486,325	547,423	15,030	562,453

Shareholders’ equity:
Common shares	216,442	—	216,442	206,633	—	206,633
Additional paid-in capital	83,835	42,182	126,017	72,839	43,689	116,528
Retained earnings	1,544,741	(36,849)	1,507,892	1,419,297	(39,994)	1,379,303
Accumulated other comprehensive income	28,012	—	28,012	17,730	—	17,730

Total shareholders’ equity	1,873,030	5,333	1,878,363	1,716,499	3,695	1,720,194

Total liabilities and shareholders’ equity	$2,337,272	$27,416	$2,364,688	$2,263,922	$18,725	$2,282,647

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Months Ended November 30, 2006			Six-Months Ended November 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$1,028,491	$—	$1,028,491	$979,593	$—	$979,593
Cost of sales	290,129	(153)	289,976	274,106	200	274,306

Gross profit	738,362	153	738,515	705,487	(200)	705,287
Selling, general and administrative expenses	382,083	(1,607)	380,476	359,635	1,387	361,022
Research and development expense	47,496	(306)	47,190	42,119	399	42,518

Operating income	308,783	2,066	310,849	303,733	(1,986)	301,747
Other income, net	3,885	(28)	3,857	313	(194)	119

Income before income taxes	312,668	2,038	314,706	304,046	(2,180)	301,866
Provision for taxes	106,666	(1,107)	105,559	102,469	(764)	101,705

Net income	$206,002	$3,145	$209,147	$201,577	$(1,416)	$200,161

Earnings per share:
Basic	$0.84	$0.01	$0.85	$0.81	$(0.01)	$0.80
Diluted	$0.84	$0.01	$0.85	$0.81	$(0.01)	$0.80

Shares used in the computation of earnings per share:
Basic	244,976	—	244,976	248,963	—	248,963
Diluted	244,976	—	244,976	249,952	—	249,952
Cash dividends per share	$0.30	$—	$0.30	$0.25	$—	$0.25

	Three-Months Ended November 30, 2006			Three-Months Ended November 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$520,330	$—	$520,330	$494,690	$—	$494,690
Cost of sales	151,382	(109)	151,273	139,611	114	139,725

Gross profit	368,948	109	369,057	355,079	(114)	354,965
Selling, general and administrative expenses	192,073	(1,063)	191,010	181,453	806	182,259
Research and development expense	23,135	(218)	22,917	21,303	227	21,530

Operating income	153,740	1,390	155,130	152,323	(1,147)	151,176
Other income, net	2,772	(14)	2,758	(245)	(97)	(342)

Income before income taxes	156,512	1,376	157,888	152,078	(1,244)	150,834
Provision for taxes	53,340	(219)	53,121	50,800	(442)	50,358

Net income	$103,172	$1,595	$104,767	$101,278	$(802)	$100,476

Earnings per share:
Basic	$0.42	0.01	$0.43	$0.41	$—	$0.41

Diluted	$0.42	0.01	$0.43	$0.41	$(0.01)	$0.40

Shares used in the computation of earnings per share:
Basic	245,072	—	245,072	248,337	—	248,337
Diluted	245,072	—	245,072	249,276	—	249,276

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six-Months Ended November 30, 2006			Six-Months Ended November 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from (used in) operating activities:
Net income	$206,002	$3,145	$209,147	$201,577	(1,416)	$200,161
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	42,633	—	42,633	33,599	—	33,599
Amortization	3,527	—	3,527	4,433	—	4,433
Share-based expense	8,511	(1,177)	7,334	—	1,009	1,009
Gain on sale of investments, net	(798)	—	(798)	(132)	—	(132)
Deferred income taxes	(1,226)	(375)	(1,601)	(3,060)	201	(2,859)
Tax benefit from exercise of stock options	—	(1,279)	(1,279)	—	244	244
Changes in current assets and liabilities:
Accounts and notes receivable	(44,500)	—	(44,500)	(13,830)	—	(13,830)
Inventories	(23,167)	—	(23,167)	(41,638)	—	(41,638)
Accounts payable	(3,481)	—	(3,481)	4,301	—	4,301
Accrued income taxes	(35,835)	(2,290)	(38,125)	(5,555)	(1,208)	(6,763)
Other	(23,840)	697	(23,143)	(793)	1,170	377

Net cash from operating activities	127,826	(1,279)	126,547	178,902	—	178,902

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	7,085	—	7,085	28,527	—	28,527
Purchases of investments	(7,558)	—	(7,558)	(25,185)	—	(25,185)
Capital expenditures	(52,672)	—	(52,672)	(50,653)	—	(50,653)
Other	(1,322)	—	(1,322)	556	—	556

Net cash used in investing activities:	(54,467)	—	(54,467)	(46,755)	—	(46,755)

Cash flows from (used in) financing activities:
Decrease (increase) in short-term borrowings, net	(64,661)	—	(64,661)	11,118	—	11,118
Issuance of common shares	9,986	—	9,986	7,718	—	7,718
Cash dividends	(73,526)	—	(73,526)	(62,473)	—	(62,473)
Purchase of common shares	(7,268)	—	(7,268)	(97,929)	—	(97,929)
Tax benefit from exercise of stock options	—	1,279	1,279	—	—	—

Net cash used in financing activities	(135,469)	1,279	(134,190)	(141,566)	—	(141,566)

Effect of exchange rate changes on cash	(299)	—	(299)	3,095	—	3,095

Decrease in cash and cash equivalents	(62,409)	—	(62,409)	(6,324)	—	(6,324)
Cash and cash equivalents, beginning of year	160,963	—	160,963	104,706	—	104,706

Cash and cash equivalents, end of period	$98,554	$—	$98,554	$98,382	$—	$98,382

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:	Comprehensive Income.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three-months ended November 30, 2006 and 2005 was $3,262,000 and $(3,620,000), respectively. Other comprehensive income (loss) for the six-months ended November 30, 2006 and 2005 was $10,282,000 and $(28,924,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income, as restated, for the three-months ended November 30, 2006 and 2005 was $108,029,000 and $96,856,000, respectively. Total comprehensive income, as restated, for the six-months ended November 30, 2006 and 2005 was $219,429,000 and $171,237,000, respectively.

Note 4:	Inventories.

Inventories at November 30, 2006 and May 31, 2006 are as follows:

	November 30, 2006	May 31, 2006
	(in thousands)
Raw Materials	$78,161	$71,126
Work-in-process	62,838	48,416
Finished goods	251,367	225,997
Consigned distributor	170,865	188,976

	$563,231	$534,515

Note 5:	Common shares.

During the six-months ended November 30, 2006, the Company issued 444,973 common shares upon the exercise of outstanding stock options for proceeds aggregating $9,986,000. Purchases of common shares pursuant to the common share repurchase programs aggregated 210,000 shares for $7,268,000 during the six-months ended November 30, 2006.

Note 6:	Earnings Per Share.

Earnings per common share amounts (“basic EPS”) are computed by dividing net income by the weighted average number of common shares outstanding and excludes any potential dilution. Earnings per common share amounts assuming dilution (“diluted EPS”) are computed by reflecting potential dilution from the exercise of stock options.

Note 7:	Income Taxes.

The difference between the reported provision for income taxes and a provision computed by applying the federal statutory rate to pre-tax accounting income is primarily attributable to state income taxes, tax benefits relating to operations in Puerto Rico, tax-exempt income, tax credits and lack of a tax benefit associated with Incentive Stock Options under share-based payment expense. For additional information concerning the income tax effect related to the Company’s restatement of certain historical financial statements see Note 2 (Restatement of Previously Furnished Preliminary Financial Statements).

Note 8:	Contingencies.

Medical Insurance Plan—The Company maintains a self-insurance program for covered medical expenses for all Team Members within the continental U.S. The Company is liable for claims up to $200,000 per insured

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually, as well as an additional annual aggregate of $60,000. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and a management -determined estimated liability for claims incurred but not reported.

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

Litigation—On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of Biomet’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 Biomet received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has subsequently received additional requests for information, both informally and by subpoena, and the investigation continues to be active. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice inquiry. The results of this inquiry may not be known for several years.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 11, 2006, a third shareholder-derivative complaint captioned International Brotherhood of Electrical Workers Local 98 Pension Fund v. Hann, et al., No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 2, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 8-K filing and press release regarding the Company’s historical stock options granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. Both motions are currently pending with the court.

Pursuant to Indiana law and provisions of our articles of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the current and former Biomet directors and officers in defending these lawsuits.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Information with respect to certain other contingencies can be found in Note 9 (Subsequent Events) to the Consolidated Financial Statements.

Note 9.	Subsequent Events.

Proposed Merger with the Private Equity Consortium — On December 18, 2006, the Company entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the merger agreement, Merger Sub will be merged with and into Biomet, with Biomet continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “merger”). Parent is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P. and Texas Pacific Group.

At the effective time of the merger, each share of Biomet’s common stock issued and outstanding immediately before the effective time of the merger (other than those shares owned by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent and shares owned by Biomet or any direct or indirect wholly-owned subsidiary of Biomet) will be converted into the right to receive $44.00 per share in cash, less any required withholding taxes and without interest.

Consummation of the merger is not subject to a financing condition, but is subject to various other conditions, including approval of the merger by Biomet’s shareholders. On February 15, 2007, the parties were granted early termination of the waiting period under the HSR Act for the proposed merger agreement and related transactions. Although the terms of the merger agreement also require that the parties receive the approval of the antitrust authorities in the European Union, no such approval is required by the parties in connection with the proposed merger.

As previously disclosed in Biomet’s definitive proxy statement filed with the Securities and Exchange Commission on April 24, 2007 (the “Proxy Statement”), on December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The lawsuit names as defendants each member of the Biomet board of directors at the time, Dane Miller, Ph.D. and Blackstone Capital Partners V L.P., KKR 2006 Fund L.P., Goldman Sachs Investments Ltd. and TPG Partners V, L.P. The complaint alleges, among other things, that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Biomet shareholders by Biomet’s directors in connection with, among other things, Biomet’s entry into the merger agreement. The complaint seeks, among other relief, class certification of the lawsuit, a declaration that the merger agreement was entered into in breach of the fiduciary duties of the defendants, an injunction preventing the defendants from proceeding with the merger unless and until the defendants implement procedures to obtain the highest possible sale price, an order directing the defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of Biomet’s shareholders until the process for a sale of Biomet is completed and the highest price is obtained, an order directing the defendants to exercise their fiduciary duty to disclose all material information in their possession concerning the merger prior to the shareholder vote, including Biomet’s fiscal year 2007 second quarter financial results, imposition of a constructive trust upon any benefits improperly received by the defendants, an award of attorneys’ fees and expenses and such other relief as the court might find just and proper. On March 29 and 30, 2007, the defendants filed motions to dismiss the plaintiffs’ complaint, and these motions are currently pending before the court.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 2, 2007, a purported class action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in the Supreme Court for the State of New York, New York County. A virtually identical action was filed on January 9, 2007, captioned Corry v. Biomet, Inc., et al., in the same court. Both of these lawsuits named as defendants Biomet, each member of its board of directors at the time, Dane Miller, Ph.D., The Blackstone Group L.P., Kohlberg Kravis Roberts & Co., Goldman Sachs Capital Partners and Texas Pacific Group. The lawsuits made essentially the same claims and sought the same relief as in the Long action described above. On January 29, 2007, defendants filed a joint motion to dismiss Gervasio. On February 14, 2007, the plaintiff in Corry voluntarily discontinued his lawsuit and informed defendants that he intended to intervene in Gervasio. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio.

On May 31, 2007, Biomet entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of Biomet’s shareholders following the announcement of the proposed merger. Each of Biomet and the other defendants denies all of the allegations in these lawsuits, including any allegation that its current disclosures with regard to the pending merger are false, misleading or incomplete in any way. Nevertheless, without admitting any liability or wrongdoing, Biomet and other defendants in these cases have agreed in principle to settle them in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the closing of the merger posed by these lawsuits. Such settlement is subject to execution and delivery of definitive documentation, the closing of the merger and court approval. If the settlement becomes effective, the lawsuits will be dismissed with prejudice.

Pursuant to the terms of the settlement, Biomet has agreed to make available meaningful additional information, including financial information, to its shareholders. Such additional information is contained in Biomet’s current report on Form 8-K filed on May 31, 2007 and should be read in conjunction with the Proxy Statement. In return, the plaintiffs agreed to the dismissal of the actions. In addition, the consortium of private equity funds that control Parent have agreed to cause Biomet (or its successors) to pay the legal fees and expenses of plaintiffs’ counsel, in an amount of $600,000 in the aggregate, subject to the approval by the court and the closing of the merger. This payment will not affect the amount of merger consideration to be paid in the merger. The details of the settlement will be set forth in a notice to be sent to Biomet’s shareholders prior to a hearing before the court to consider the settlement.

The settlement will not affect the merger consideration to be paid to shareholders of Biomet in connection with the proposed merger between Biomet and Parent or the timing of the special meeting of shareholders of Biomet scheduled for Friday, June 8, 2007, beginning at 10:30 a.m., local time, in the Indiana Room, Aon Center, 200 East Randolph Drive, Chicago, Illinois 60601 to vote upon a proposal to approve the merger agreement.

NASDAQ Delisting Proceeding — The Company’s common shares are currently traded on the NASDAQ Global Select Market under the symbol “BMET.” On January 9, 2007, the Company filed a Form 12b-25 with the SEC stating that it did not anticipate filing its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 on or before the fifth calendar day following the prescribed due date. On January 11, 2007, the Company received a Staff Determination letter from The Nasdaq Stock Market indicating that the Company is not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14). The letter was issued in accordance with NASDAQ procedures due to the Company’s inability to file its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 by the prescribed due date.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 12, 2007, the Company announced that it received an additional notice of non-compliance from The Nasdaq Stock Market, pursuant to Marketplace Rule 4310(c)(14), due to the previously announced delay in filing its quarterly report on Form 10-Q for the third quarter of fiscal 2007. In the notice, the Company was invited to make an additional submission to the Panel addressing its plans for making the third quarter filing. On April 19, 2007, the Company requested an exception until June 12, 2007 to file its quarterly report on Form 10-Q for the third quarter of fiscal 2007.

On May 29, 2007, the Panel made a determination with respect to the Company’s April 19, 2007 and May 22, 2007 requests. In its May 29, 2007 determination, the Panel granted the Company’s request to extend the time to file the Company’s reports on Form 10-Q for the second and third quarters of fiscal 2007, and to complete all required restatements, to on or before July 11, 2007. The Panel added that notwithstanding this extension it expects the Company to comply with the terms of the exception by the June 12, 2007 date referenced in the Company’s April 19, 2007 and May 22, 2007 requests. In the event the Company does not fully comply with the terms of the Panel’s exception, the Panel will issue a final determination to delist the Company’s securities and, absent a stay by the Nasdaq Listing and Hearings Review Council, will suspend trading of the Company’s shares on The Nasdaq Stock Market effective on the second business day from the date of final determination. In addition, the Panel reserved the right to consider the terms of its exception based on any event, condition or circumstance that would, in the Panel’s opinion, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted.

U.S. Department of Justice Subpoena — The Company recently received a subpoena in May 2007 from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a limited number of products currently manufactured, marketed, and sold by BTBS for the time period of January 1999 through the present. The Company intends to fully cooperate with the request of the Department of Justice. Further, the Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome.

Information with respect to certain other subsequent events can be found in Note 8 (Contingencies) to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AS OF NOVEMBER 30, 2006

This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed elsewhere in this report under the caption “Risk Factors.” The Company’s cash and investments decreased $58,287,000 to $167,184,000 at November 30, 2006. This decrease resulted from positive cash flow from operations offset by the $73,526,000 dividend paid during the first quarter and the $7,268,000 used to purchase shares pursuant to the Company’s share repurchase programs and payment of $64,661,000 on short-term debt during the first six-months.

Cash flows provided by operating activities were $126,547,000 for the first six-months of fiscal 2007 compared to $178,902,000 in 2006. The primary sources of fiscal year 2007 cash flows from operating activities were net income and depreciation. The primary uses were an increase in accounts receivable and inventories and a decrease in accrued income taxes. The Company’s major cash collection day is Monday, and as the Company’s quarter end moves further away from a Monday, accounts receivable ending balances increase. In addition, as sales increase, outstanding accounts receivable increase. Inventories increased primarily in three areas: Europe, where the normal inventory build planned for the summer months has not been reduced to normal operating levels; 3i, as the result of the resolution of a back-order situation; and Japan, where the Company is launching the Bi-metric XR and the Vanguard RP. Accrued income taxes decreased during the quarter due to the first and second quarter and final 2006 tax estimates being due during the six-month period. Accounts and notes receivable and inventory balances increased during the three-month period by $1.9 million and $5.5 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $54,467,000 for the first six-months of fiscal 2007 compared to $46,755,000 in 2006. The primary use of cash flows from investing activities in fiscal 2007 was capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.

Cash flows used in financing activities were $134,190,000 for the first six-months of fiscal 2007 compared to $141,566,000 in 2006. The primary uses were the cash dividend paid, the share repurchase programs and a decrease in short-term borrowings. In July 2006, the Company’s Board of Directors declared a cash dividend of thirty cents ($0.30) per share payable to shareholders of record at the close of business on July 14, 2006. Over the last twenty quarters, the Company has used $1,064,000,000 to purchase its common stock. The Company currently has no share repurchase programs authorized.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company’s anticipated cash requirements, including capital expenditures, research and development costs and short-term debt payments.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED NOVEMBER 30, 2006 AS COMPARED TO THE SIX-MONTHS ENDED NOVEMBER 30, 2005

Net sales increased 5% to $1,028,491,000 for the six-months ended November 30, 2006, from $979,593,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the first quarter was 4%. The Company’s U.S.-based revenue increased 3% to $658,973,000 during the first six-months of fiscal 2007, while foreign sales increased 10% (7% currency adjusted) to $369,518,000.

The Company’s worldwide sales of reconstructive products during the first six-months of fiscal 2007 were $719,815,000, representing a 9% increase compared to the first six-months of last year. This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $119,681,000 for the first six-months of fiscal 2007, representing a 4% decrease as compared to the same period in 2006. Sales of spinal products were $102,783,000 for the first six-months of fiscal 2007, representing a 7% decrease as compared to the same period in 2006.

EBI L.P., now operating as Biomet Trauma and Biomet Spine (“BTBS”), has continued to underperform management’s objectives. The Company has continued to make numerous managerial changes at BTBS. The Company is also continuing to progress with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. We believe that the new management team and infrastructure changes at BTBS will allow the Company to provide greater focus on the spine and trauma markets and to our customers.

The Company’s sales of other products totaled $86,212,000, representing a 2% increase over the first six-months of fiscal year 2006.

Cost of sales increased slightly as a percentage of net sales to 28.2% for the first six-months of fiscal 2007 from 28.0% for the same period last year. This increase was primarily a result of higher growth rates in international markets where gross margins are lower. Selling, general and administrative expenses as a percentage of net sales increased to 37.0% compared to 36.9% for the first six-months of last year. This increase is a result of the adoption of SFAS 123(R) Share-Based payment, which increased selling, general and administrative expenses by .5%. Research and development expenditures increased 11% during the first six-months to $47,190,000 reflecting the Company’s continued emphasis on new product introductions and the aforementioned Share-Based payment expense, which increased research and development expense as a percentage of sales by ..1%. Operating income increased 3% from $301,747,000 for the first six-months of fiscal 2006, to $310,849,000 for the first six-months of fiscal 2007.

Other income increased from $119,000 last year to $3,857,000 this year. Other income has been positively impacted by an increase in investment interest rates, lower short-term debt and a net gain arising from legal settlements.

The effective income tax rate decreased to 33.5% for the first six-months of fiscal year 2007 from 33.7% last year primarily as a result of corrections made in the computation of share-based compensation expense and related tax benefits.

These factors resulted in a 5% increase in net income to $209,147,000 for the first six-months of fiscal 2007 as compared to $200,161,000 for the same period in fiscal 2006, while basic and diluted earnings per share increased 6%, from $0.80 to $0.85 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2006 AS COMPARED TO THE THREE-MONTHS ENDED NOVEMBER 30, 2005

Net sales increased 5% to $520,330,000 for the second quarter ended November 30, 2006, from $494,690,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the second quarter was 4%. The Company’s U.S.-based revenue increased 2% to $333,026,000 during the second quarter of fiscal 2007, while foreign sales increased 11% to $187,304,000. Excluding the positive foreign exchange adjustment, foreign revenue increased 7%.

The Company’s worldwide sales of reconstructive products during the second quarter of fiscal 2007 were $368,078,000, representing a 9% increase compared to the second quarter of last year. This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $58,808,000 for the second quarter of fiscal 2007, representing a 3% decrease as compared to the same period in fiscal 2006. Sales of spinal products were $50,850,000 for the second quarter of fiscal 2007, representing an 8% decrease as compared to the same period in fiscal 2006.

BTBS has continued to underperform management’s objectives. The Company has continued to make numerous managerial changes at BTBS. The Company is progressing with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. The Company continues to monitor the progress of these very important changes to BTBS. Although its objectives have not been met during the current fiscal quarter, management is confident that additional progress will be made.

The Company’s sales of other products were flat for the quarter at $42,594,000.

Cost of sales increased slightly as a percentage of net sales to 29.1% for the second quarter of fiscal 2007 from 28.2% for the same period last year. This increase was primarily a result of higher growth rates in international markets where gross margins are lower. Selling, general and administrative expenses, as a percentage of net sales, remained flat at 36.7% compared to 36.8% for the second quarter last year. Research and development expenditures increased 6% during the second quarter to $22,917,000 reflecting the Company’s continued emphasis on new product introductions. Operating income increased 3% from $151,176,000 for the second quarter of fiscal 2006, to $155,130,000 for the second quarter of fiscal 2007.

Other income increased from $(342,000) last year to $2,758,000 this year. Other income has been positively impacted by an increase in investment interest rates, lower short-term debt and a net gain arising from legal settlements.

The effective income tax rate remained relatively flat at 33.6% from 33.4% last year.

These factors resulted in a 4% increase in net income to $104,767,000 for the second quarter of fiscal 2007 as compared to $100,476,000 for the same period in fiscal 2006, while basic and diluted earnings per share increased 5% and 8%, respectively, from $0.41 and $.40, respectively, to $0.43 for the periods presented.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes from the information provided in the Company’s amended annual report on Form 10-K/A for the year ended May 31, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the matters discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this quarterly report on Form 10-Q and Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) to the consolidated financial statements included herein, the Company evaluated, under the supervision and with the participation of its management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of November 30, 2006 and, based on this evaluation, the Company’s current Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting discussed below and the restatement, the Company’s disclosure controls and procedures were not effective as of November 30, 2006.

As described in more detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007, as of May 31, 2006 the Company did not have an effective control designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense. These deficiencies resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in the restatements discussed in Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) to this quarterly report on Form 10-Q. As a result of these deficiencies, the Company’s current management concluded that the Company had a material weakness as of May 31, 2006 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

For additional information about the material weakness and the Company’s remedial measures related thereto, see Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007.

(b) Changes in Internal Control. During the second quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, beginning in September 2006, the Company began implementing a new computer system at one of the Company’s subsidiaries, EBI L.P., now operating as Biomet Trauma and Biomet Spine (“BTBS”). This initiative was taken in order to improve the effectiveness and efficiency of the operations at BTBS, and was not in response to any identified weakness or deficiency in the Company’s internal control over financial reporting. In connection with the implementation of this system, the Company is in the process of updating its internal control over financial reporting at BTBS, as necessary, to accommodate modifications to the business processes and accounting procedures at BTBS. Management has yet to complete testing the effectiveness of the new system’s impact on the Company’s internal control environment. As such, there is the risk that the new system may have deficiencies that could constitute a material weakness in the Company’s internal control over financial reporting. Management continues to test the new system as part of its ongoing testing of the Company’s internal controls. Until the new system is fully operational, management continues to perform other procedures and analysis related to the financial closing and inventory processes at BTBS to ensure the Company’s financial statements are materially correct.

In addition, to begin addressing the material weakness described in paragraph (a) above, subsequent to November 30, 2006, the Company’s management has taken actions that are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes are described in detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007.

Part II. Other Information

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Notes 8 (Contingencies) and 9 (Subsequent Events) to the consolidated financial statements contained in Part I, Item 1 of this report. Except as discussed in Notes 8 (Contingencies) and 9 (Subsequent Events) to the financial statements contained in Part I, Item 1 of this report as of November 30, 2006 there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 29, 2007.

Item 1A.	Risk Factors.

As of November 30, 2006 there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006. The risk factors disclosed in our amended Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases. During the six-months ended November 30, 2006, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The remaining shares available under this plan were purchased during the three-months ended August 31, 2006. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The Company did not repurchase shares during the quarter ended November 30, 2006. At November 30, 2006 $45,861,743 remained available to purchase additional shares under the December 21, 2005 share repurchase plan.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: June 4, 2007	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder President and Chief Executive Officer

BIOMET, INC.

FORM 10-Q

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