Form 10-Q
period 2007-02-28
BIOMET INC
filed 2007-06-04
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended February 28, 2007

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

As of February 28, 2007, the registrant had 245,491,635 common shares outstanding.

EXPLANATORY NOTE

As described in further detail below, Biomet, Inc. (“Biomet” or the “Company”) has amended its annual report on Form 10-K for the fiscal year ended May 31, 2006 and quarterly report on Form 10-Q for the fiscal period ended August 31, 2006. The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than the Company’s quarterly report on Form 10-Q for the fiscal period ended August 31, 2006 and the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2006. This quarterly report on Form 10-Q for the fiscal period ended February 28, 2007 supersedes in its entirety the Company’s preliminary results furnished in Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2007 (the “Preliminary Results”). Accordingly, the Preliminary Results should not be relied upon.

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

On December 18, 2006 and March 30, 2007, the Company announced preliminary reports from the Special Committee presented by counsel to the Special Committee and the independent accountants retained by counsel to the Special Committee. On May 25, 2007, the Board received and discussed the updated findings contained in the Special Committee’s final report. The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the Company’s nine-month period ended February 28, 2007 were not examined by the Special Committee.

This quarterly report on Form 10-Q should be read in conjunction with the Company’s other filings with the SEC, such as the Company’s current reports on Form 8-K, the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006, the Company’s amended quarterly report on Form10-Q/A for the period ended August 31, 2006 and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2007, and any amendments to these filings.

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

i

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of federal securities laws. Those statements are often indicated by the use of words such as “will,” “intend,” “anticipate,” “estimate,” “expect,” “plan” and similar expressions, and include, but are not limited to, statements related to the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of its business; the Company’s continued investment in new products and technologies; the ultimate marketability of products currently being developed; the ability to successfully implement new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the future value of the Company’s common stock; the ultimate effect of the Company’s share repurchase programs; the Company’s success in achieving timely approval or clearance of its products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the ability of the Company to react to and capitalize on those changes; the ability of the Company to successfully implement its desired organizational changes; the impact of the Company’s managerial changes; the Company’s inability to satisfy the conditions to closing the proposed merger with the private equity consortium (including obtaining shareholder approval) and the costs and consequences of not closing the merger; the effect of the pending merger with the private equity consortium on the Company’s business and its relationship with customers, distributors, employees and suppliers; the results and related outcomes of the review by the Special Committee, including: the impact of the restatement of the Company’s financial statements or other actions that may be taken or required as a result of the Special Committee’s review including the restatement of the Company’s financial statements announced on March 30, 2007; the impact of the inability of the Company to timely file reports with the Securities and Exchange Commission and distribute such reports or statements to its shareholders; the impact of any tax consequences, including any determination that Biomet’s filed tax returns were not true, correct and complete; the impact of any determination that some of the Company’s options may not have been validly issued under the stock option plans; the impact of the determination that certain of Biomet’s financial statements were not prepared in accordance with GAAP and/or the required reporting under the applicable securities rules and regulations; developments related to the Company’s internal controls over financial reporting disclosure controls and procedures; and the impact of any determination that some of Biomet’s insurance policies may not be in full force and effect and/or that Biomet may not be in compliance with the terms and conditions of the policies; litigation and governmental investigations or proceedings which may arise out of Biomet’s stock option granting practices or the restatement of Biomet’s financial statements; and the inability to meet NASDAQ requirements for continued listing. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. Any of the assumptions on which forward-looking statements were made could be inaccurate given the inherent uncertainties on which these forward-looking statements were made. There can be no assurance as to the accuracy of forward-looking statements contained in this report. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. Readers of this report should carefully read the factors set forth under Part II, Item 1A “Risk Factors” of this report and Part I, Item 1A “Risk Factors” of the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 filed with the SEC on May 29, 2007 for a description of certain risks that could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, the reader is cautioned not to place undue reliance on forward-looking statements which speak only as of the date on which they were made.

ii

QUARTERLY REPORT FOR THE PERIOD

ENDED FEBRUARY 28, 2007

iii

Part I. Financial Information

Item 1.	Financial Statements

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

at February 28, 2007 and May 31, 2006

(in thousands)

	February 28, 2007	May 31, 2006
	As Restated(1)	As Restated(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,507	$160,963
Investments	5,527	6,380
Accounts and notes receivable, net	544,801	507,883
Inventories	550,731	534,515
Refundable income taxes	18,474	16,880
Deferred income taxes	77,430	75,190
Prepaid expenses and other	47,072	32,342

Total current assets	1,372,542	1,334,153

Property, plant and equipment, at cost	734,348	655,432
Less, Accumulated depreciation	341,451	297,800

Property, plant and equipment, net	392,897	357,632

Investments	56,489	58,128
Goodwill	443,491	441,397
Intangible assets, net	75,969	79,498
Other assets	16,326	11,839

Total assets	$2,357,714	$2,282,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$100,316	$276,561
Accounts payable	52,323	62,276
Accrued wages and commissions	82,038	84,665
Other accrued expenses	111,194	111,960

Total current liabilities	345,871	535,462

Long-term liabilities:
Deferred income taxes	28,241	26,991

Total liabilities	374,112	562,453

Contingencies (Note 8)

Shareholders’ equity:
Common shares	223,603	206,633
Additional paid-in capital	128,025	116,528
Retained earnings	1,593,218	1,379,303
Accumulated other comprehensive income	38,756	17,730

Total shareholders’ equity	1,983,602	1,720,194

Total liabilities and shareholders’ equity	$2,357,714	$2,282,647

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the nine-and three-months ended February 28, 2007 and 2006

(Unaudited, in thousands, except per share data)

	Nine-Months Ended February 28,		Three-Months Ended February 28,
	2007	2006	2007	2006
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Net Sales	$1,558,021	$1,485,847	$529,530	$506,254
Cost of sales	453,735	417,463	163,759	143,158

Gross profit	1,104,286	1,068,384	365,771	363,096
Selling, general and administrative expenses	598,077	546,827	217,601	185,805
Research and development expense	71,080	63,775	23,890	21,256

Operating income	435,129	457,782	124,280	156,035
Other income, net	8,286	2,283	4,429	2,165

Income before income taxes	443,415	460,066	128,709	158,200
Provision for income taxes	149,013	154,525	43,454	52,820

Net income	$294,402	$305,541	$85,255	$105,380

Earnings per share:
Basic	$1.20	$1.23	$0.35	$0.42
Diluted	$1.20	$1.23	$0.35	$0.42

Shares used in the computation of earnings per share:
Basic	245,113	248,270	245,390	246,859
Diluted	245,113	249,202	245,390	247,772
Cash dividends per common share	$0.30	$0.25	$—	$—

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine-months ended February 28, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
	As Restated(1)	As Restated(1)
Cash flows from (used in) operating activities:
Net income	$294,402	$305,541
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	63,604	51,062
Amortization	5,713	8,044
Share-based expense	11,390	1,500
Loss (Gain) on sale of investments, net	(921)	1,166
Deferred income taxes	(1,706)	(4,965)
Tax benefit from exercise of stock options	(2,061)	(3,065)
Changes in current assets and liabilities:
Accounts and notes receivable, net	(32,003)	(29,654)
Inventories	(8,774)	(66,287)
Accounts payable	(6,633)	4,430
Accrued income taxes	(5,411)	(156)
Other	(23,245)	10,322

Net cash provided by operating activities	294,355	277,938

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	17,067	48,209
Purchases of investments	(10,192)	(41,679)
Capital expenditures	(89,034)	(75,259)
Other	(5,660)	305

Net cash used in investing activities	(87,819)	(68,424)

Cash flows from (used in) financing activities:
Decrease in short-term borrowings, net	(177,233)	(4,680)
Issuance of common shares	17,146	12,598
Cash dividends	(73,526)	(62,473)
Purchase of common shares	(7,268)	(159,122)
Tax benefit from exercise of stock options	2,061	—

Net cash used in financing activities	(238,820)	(213,677)

Effect of exchange rate changes on cash	(172)	2,000

Decrease in cash and cash equivalents	(32,456)	(2,163)
Cash and cash equivalents, beginning of year	160,963	104,706

Cash and cash equivalents, end of period	$128,507	$102,543

(1)	See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements.

The accompanying notes are a part of the consolidated financial statements.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation.

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

Operating results for the nine-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006.

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

Net sales of musculoskeletal products by product category and geographic segment are as follows for the nine- and three-month periods ended February 28, 2007 and 2006:

	Nine-Months Ended February 28,		Three-Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Net Sales by Product Category:
Reconstructive Products	$1,100,984	$1,006,764	$381,169	$346,610
Fixation Devices	174,326	187,192	54,645	62,338
Spinal Products	154,036	164,267	51,253	53,914
Other Products	128,675	127,624	42,463	43,392

Total	$1,558,021	$1,485,847	$529,530	$506,254

	Nine-Months Ended February 28,		Three-Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Net Sales by Geographic Segment:
United States	$980,285	$975,604	$321,312	$332,677
Europe	429,777	371,654	157,850	123,484
Rest of World	147,959	138,589	50,368	50,093

Total	$1,558,021	$1,485,847	$529,530	$506,254

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Months Ended February 28,		Three-Months Ended February 28,
	2007	2006	2007	2006
	As Restated	As Restated	As Restated	As Restated
	(in thousands)
Operating Income by Geographic Segment:
United States	$362,053	$397,290	$95,348	$135,326
Europe	60,381	55,486	25,592	18,637
Rest of World	12,695	5,006	3,340	2,072

Total	$435,129	$457,782	$124,280	$156,035

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) on June 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company uses the straight line method to recognize compensation expense related to share based payments. In the prior year, the Company followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees and recorded share-based compensation expense for awards that were issued at strike prices less than fair value at date of grant. See Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) in the notes to the consolidated financial statements. For the Company’s non-employee distributors, share-based expense will continue to be recorded in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based compensation awards granted or modified on or after the Company’s date of adoption of SFAS 123(R), June 1, 2006. Prior period results are not restated under the modified prospective method. For share-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123. The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock options. Total compensation expense, as restated, recognized for the nine-month period ended February 28, 2007 was $10,908,000 offset by $2,709,000 of tax benefit, which is $0.03 per share. Compensation expense, as restated, recognized in the three-month period ended February 28, 2007 was $3,869,000 offset by $819,000 of tax benefit, which is $0.01 per share. The amount of pre-tax compensation cost related to nonvested stock options not yet recognized was $109.8 million at February 28, 2007, which is expected to be amortized through 2015.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting, pro forma net income and earnings per share for the three- and nine-months ended February 28, 2006 would have been as follows:

	Nine-Months Ended			Three-Months Ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income as reported (in thousands)	$307,642	$(2,101)	$305,541	$106,065	$(685)	$105,380
Total share-based compensation expense included in the determination of net income (in thousands)	—	1,207	1,207	—	397	397
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (in thousands)	(6,812)	(530)	(7,342)	(2,362)	(129)	(2,491)

Pro forma net income (in thousands)	$300,830	$(1,424)	$299,406	$103,703	$(417)	$103,286

Earnings per share:
Basic, as reported	$1.24	$(0.01)	$1.23	$0.43	$(0.01)	$0.42
Basic, pro forma	$1.21	$(0.01)	$1.20	$0.42	$(0.00)	$0.42
Diluted, as reported	$1.24	$(0.01)	$1.23	$0.43	$(0.01)	$0.42
Diluted, pro forma	$1.21	$(0.01)	$1.20	$0.42	$(0.00)	$0.42

The Company uses the Black-Scholes option-pricing model to determine the fair value of options. For stock options granted during the nine-month period ended February 28, 2007, expected volatility was derived based on historical volatility of the Company’s common stock. The expected term of the stock option was derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. A dividend yield is derived based on the historical dividend yield of the Company’s common stock.

The weighted-average fair value of the options granted in the nine-month periods ended February 28, 2007 and 2006 were $11.37 and $13.85 per option, respectively, determined using the following assumptions: (1) expected life of option of 5.41 and 5.42 years; (2) dividend yield of 0.90% and 0.72%; (3) expected volatility of 32% and 32%; and (4) risk-free interest rate of 4.56% and 5.21%, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended February 28, 2007 and 2006 were $8.5 million and $10.9 million, respectively. The following table summarizes stock option activity for the nine-month period ended February 28, 2007:

	Stock Options	Weighted Average Exercise Price
Outstanding, June 1, 2006	9,162,956	$33.84
Granted	2,820,376	33.37
Exercised	(737,524)	25.31
Terminated	(1,068,671)	34.77

Outstanding, February 28, 2007	10,177,137	$34.28

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding stock options as of February 28, 2007, that are vested and those that are expected to vest, and that are currently exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are Exercisable
Number of outstanding options	8,391,000	2,119,000
Weighted average remaining contractual life	7.2 years	1 year
Weighted average exercise price per share	$34.28	$33.64
Intrinsic value	$67,548,000	$18,415,000

Note 2:	Restatement of Previously Furnished Preliminary Financial Statements.

In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, the consolidated statements of income for the three- and nine-months ended February 28, 2007 and 2006, the consolidated statement of cash flows for the nine-months ended February 28, 2007 and 2006, and the consolidated balance sheets at February 28, 2007 and May 31, 2006 have been restated for certain errors related to the measurement of share-based compensation expense, distributor stock option expense and related payroll and withholding taxes, penalties and interest. The consolidated three- and nine-month statements of income, and nine-month statement of cash flows reflected herein for the periods ended February 28, 2007 and the consolidated balance sheet at February 28, 2007 supersede in their entirety the Company’s preliminary results furnished in Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007 (the “Preliminary Results”). The restatement of amounts as of May 31, 2006 and the period ended February 28, 2006 were previously reported in the Company’s form 10K/A filed on May 29, 2007. In addition to this Note 2 (Restatement of Previously Furnished Preliminary Financial Statements), Notes 1 (Basis of Presentation), 3 (Comprehensive Income), 8 (Contingencies) and 9 (Subsequent Events) have been revised in connection with the restatement of Preliminary Results.

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

During the period from March 1996 to May 2006, the Company granted stock option awards to purchase approximately 17,000,000 Biomet common shares. The Special Committee’s review did not cover any periods subsequent to May 31, 2006. As a result, stock option awards granted during the nine-months ended February 28, 2007 were not examined by the Special Committee.

In light of the Special Committee’s findings relating to the Company’s historical stock option practices over the 11-year period ending May 31, 2006, the Company performed a review of stock option awards granted during the nine-months ended February 28, 2007. During the nine-month period ended February 28, 2007, the Company granted stock option awards to purchase approximately 2.8 million Biomet common shares, including stock option awards to purchase 33,000 Biomet common shares with exercise prices which did not equal the fair

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the Company’s common shares on the measurement date applicable to the award. The total intrinsic value of these mispriced awards to purchase 33,000 Biomet common shares was less than $70,000 during the nine-months ended February 28, 2007. There were stock option awards to purchase 305,000 Biomet common shares granted to Section 16 officers during the nine-months ended February 28, 2007. There were no stock option awards granted to directors during the nine-months ended February 28, 2007.

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

On June 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires stock options to be expensed based on their fair value over the required award service period. For stock options granted prior to June 1, 2006, the unrecognized expense related to the unvested portion of a stock option award at the date of adoption is to be recognized based on original grant date fair values for the award. Using the stated grant date to determine those fair values rather than the date that the option grants were finalized resulted in financial statement errors subsequent to May 31, 2006. In addition, for stock options granted prior to June 1, 2006 in determining expense during the nine-months ended February 28, 2007 the Company did not estimate forfeitures as required by SFAS 123(R) in the Preliminary Results. In connection with the preparation of the Company’s financial statements described in this quarterly report on Form 10-Q, the Company has revised its fair value and forfeitures calculations to correct for these errors. For stock options granted subsequent to May 31, 2006 no adjustments were deemed necessary related to fair value or forfeitures because any differences were inconsequential.

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

In preparing the restatement described in the Company’s amended annual report on Form 10-K/A the Company has assumed a normal statute of limitations on the assessment of payroll and withholding taxes. Thus, the Company has reversed expense recorded in prior periods and as a result recognized a benefit in the period in which the statute of limitations for the respective options exercise expires in an aggregate amount of $14.3 million. However, the statute of limitations may not apply in the case of a false or fraudulent return with the intent to evade tax or in the case of a willful attempt in any manner to defeat or evade any employment or withholding tax. If the statute of limitations were determined not to have expired the benefit which the Company has recognized could be deemed to be payable. The Company believes there was no intent to evade paying taxes. During the nine-months ended February 28, 2007 the Company did not reverse any expenses as a result of the expiration of the statute of limitations applicable to payroll and withholding taxes.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option, the Company accrued federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals’ Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $1.1 million and 1.7 million, respectively, for the nine-month periods ended February 28, 2007 and 2006.

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

The increase (decrease) in net income resulting from the above errors are presented below:

Three-Months Ended February 28,	Net Income as previously Reported	Additional Share-Based Compensation Expense (Pre-Tax)(1)	Distributor Stock Options Expense (Pre-Tax)(2)	Additional Payroll and Withholding Taxes (Pre-Tax)	Total Additional Expense (Pre-Tax)	Income Tax Benefit(3)	Total Adjustments	Net Income as Restated
2007	$84,389	$641	$142	$(399)	$384	$482	$866	$85,255
2006	106,065	(608)	117	(564)	(1,055)	370	(685)	105,380

Nine-Months Ended February 28,
2007	$290,391	$3,014	$504	$(1,096)	$2,422	$1,589	$4,011	$294,402
2006	307,642	(1,849)	349	(1,735)	(3,235)	1,134	(2,101)	305,541

(1)	Share-based compensation expense for the three- and nine-months ended February 28, 2007 is based upon SFAS 123(R). Share-based compensation expense for the three- and nine-months ended February 28, 2006 is based upon APB No. 25. For the three- and nine-months ended February 28, 2007 the benefit recorded was primarily due to the understatement of forfeitures in the Preliminary Results.
(2)	Distributor stock options expense or benefit is based upon EITF 96-18. The Company is recording a benefit in for the three- and nine-months ended February 28, 2007 and 2006 due to an overstatement in the computation of expense in the Preliminary Results.
(3)	The Company is recording a tax benefit in the three- and nine-months ended February 28, 2007 and 2006 due largely to the recharacterization of ISO’s to NQO’s.

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the adjustments resulting from the above errors on the Company’s consolidated balance sheets as of February 28, 2007 and May 31, 2006 and the Company’s three- and nine-month consolidated statements of income and nine-month consolidated statements of cash flows for the periods ended February 28, 2007 and 2006 are presented below. The restatement amounts as of May 31, 2006 and the three months ended February 28, 2006 were previously reported in the Company’s amended annual report on Form 10K/A filed on May 29, 2007.

	February 28, 2007 (unaudited)			May 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$128,507	$—	$128,507	$160,963	$—	$160,963
Investments	5,527	—	5,527	6,380	—	6,380
Accounts and notes receivable, net	544,801	—	544,801	507,883	—	507,883
Inventories	550,731	—	550,731	534,515	—	534,515
Refundable income taxes	—	18,474	18,474	—	16,880	16,880
Deferred income taxes	75,123	2,307	77,430	73,345	1,845	75,190
Prepaid expenses and other	47,072	—	47,072	32,342	—	32,342

Total current assets	1,351,761	20,781	1,372,542	1,315,428	18,725	1,334,153

Property, plant and equipment, at cost	734,348	—	734,348	655,432	—	655,432
Less, accumulated depreciation	341,451	—	341,451	297,800	—	297,800

Property, plant and equipment, net	392,897	—	392,897	357,632	—	357,632

Investments	56,489	—	56,489	58,128	—	58,128
Goodwill	443,491	—	443,491	441,397	—	441,397
Intangible assets, net	75,969	—	75,969	79,498	—	79,498
Other assets	16,326	—	16,326	11,839	—	11,839

Total assets	$2,336,933	$20,781	$2,357,714	$2,263,922	$18,725	$2,282,647

Current liabilities:
Short-term borrowings	$100,316	$—	$100,316	$276,561	$—	$276,561
Accounts payable	52,323	—	52,323	62,276	—	62,276
Accrued income taxes	4,597	(4,597)	—	6,356	(6,356)	—
Accrued wages and commissions	59,556	22,482	82,038	63,279	21,386	84,665
Other accrued expenses	111,194	—	111,194	111,960	—	111,960

Total current liabilities	327,986	17,885	345,871	520,432	15,030	535,462

Long-term liabilities:
Deferred income taxes	28,241	—	28,241	26,991	—	26,991

Total liabilities	356,227	17,885	374,112	547,423	15,030	562,453

Shareholders’ equity:
Common shares	223,603	—	223,603	206,633	—	206,633
Additional paid-in capital	89,146	38,879	128,025	72,839	43,689	116,528
Retained earnings	1,629,201	(35,983)	1,593,218	1,419,297	(39,994)	1,379,303
Accumulated other comprehensive income	38,756	—	38,756	17,730	—	17,730

Total shareholders’ equity	1,980,706	2,896	1,983,602	1,716,499	3,695	1,720,194

Total liabilities and shareholders’ equity	$2,336,933	$20,781	$2,357,714	$2,263,922	$18,725	$2,282,647

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Months Ended February 28, 2007			Nine-Months Ended February 28, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$1,558,021	$—	$1,558,021	$1,485,847	$—	$1,485,847
Cost of sales	453,911	(176)	453,735	417,167	296	417,463

Gross profit	1,104,110	176	1,104,286	1,068,680	(296)	1,068,384
Selling, general and administrative expenses	600,013	(1,936)	598,077	544,772	2,055	546,827
Research and development expense	71,432	(352)	71,080	63,182	593	63,775

Operating income	432,665	2,464	435,129	460,726	(2,944)	457,782
Other income, net	8,328	(42)	8,286	2,575	(292)	2,283

Income before income taxes	440,993	2,422	443,415	463,301	(3,235)	460,066
Provision for taxes	150,602	(1,589)	149,013	155,659	(1,134)	154,525

Net income	$290,391	$4,011	$294,402	$307,642	$(2,101)	$305,541

Earnings per share:
Basic	$1.18	$.02	$1.20	$1.24	$(.01)	$1.23
Diluted	$1.18	$.02	$1.20	$1.24	$(.01)	$1.23
Shares used in the computation of earnings per share:
Basic	245,113	—	245,113	248,270	—	248,270
Diluted	245,113	—	245,113	249,202	—	249,202
Cash dividends per share	$0.30	$—	$0.30	$0.25	$—	$0.25

	Three-Months Ended February 28, 2007			Three-Months Ended February 28, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$529,530	$—	$529,530	$506,254	$—	$506,254
Cost of sales	163,782	(23)	163,759	143,061	97	143,158

Gross profit	365,748	23	365,771	363,193	(97)	363,096
Selling, general and administrative expenses	217,930	(329)	217,601	185,137	668	185,805
Research and development expense	23,936	(46)	23,890	21,063	193	21,256

Operating income	123,882	398	124,280	156,993	(958)	156,035
Other income, net	4,443	(14)	4,429	2,262	(97)	2,165

Income before income taxes	128,325	384	128,709	159,255	(1,055)	158,200
Provision for taxes	43,936	(482)	43,454	53,190	(370)	52,820

Net income	$84,389	$866	$85,255	$106,065	$(685)	$105,380

Earnings per share:
Basic	$0.34	$.01	$0.35	$0.43	$(0.01)	$0.42
Diluted	$0.34	$.01	$0.35	$0.43	$(0.01)	$0.42
Shares used in the computation of earnings per share:
Basic	245,390	—	245,390	246,859	—	246,859
Diluted	245,390	—	245,390	247,772	—	247,772

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine-Months Ended February 28, 2007			Nine-Months Ended February 28, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from (used in) operating activities:
Net income	$290,391	$4,011	$294,402	$307,642	$(2,101)	$305,541
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	63,604	—	63,604	51,062	—	51,062
Amortization	5,713	—	5,713	8,044	—	8,044
Share-based expense	12,589	(1,199)	11,390	—	1,500	1,500
(Gain) loss on sale of investments, net	(921)	—	(921)	1,166	—	1,166
Deferred income taxes	(1,244)	(462)	(1,706)	(5,368)	403	(4,965)
Tax benefit from exercise of stock options	—	(2,061)	(2,061)	—	(3,065)	(3,065)
Changes in current assets and liabilities:
Accounts and notes receivable	(32,003)	—	(32,003)	(29,654)	—	(29,654)
Inventories	(8,774)	—	(8,774)	(66,287)	—	(66,287)
Accounts payable	(6,633)	—	(6,633)	4,430	—	4,430
Accrued income taxes	(1,965)	(3,446)	(5,411)	(1,685)	(1,529)	(156)
Other	(24,341)	1,096	(23,245)	8,588	1,734	10,322

Net cash provided by operating activities	296,416	(2,061)	294,355	277,938	—	277,938

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	17,067	—	17,067	48,209	—	48,209
Purchases of investments	(10,192)	—	(10,192)	(41,679)	—	(41,679)
Capital expenditures	(89,034)	—	(89,034)	(75,259)	—	(75,259)
Other	(5,660)	—	(5,660)	305	—	305

Net cash used in investing activities:	(87,819)	—	(87,819)	(68,424)	—	(68,424)

Cash flows from (used in) financing activities:
Decrease in short-term borrowings, net	(177,233)	—	(177,233)	(4,680)	—	(4,680)
Issuance of common shares	17,146	—	17,146	12,598	—	12,598
Cash dividends	(73,526)	—	(73,526)	(62,473)	—	(62,473)
Purchase of common shares	(7,268)	—	(7,268)	(159,122)	—	(159,122)
Tax benefit from exercise of stock options	—	2,061	2,061	—	—	—

Net cash used in financing activities	(240,881)	2,061	(238,820)	(213,677)	—	(213,677)

Effect of exchange rate changes on cash	(172)	—	(172)	2,000	—	2,000

Decrease in cash and cash equivalents	(32,456)	—	(32,456)	(2,163)	—	(2,163)
Cash and cash equivalents, beginning of year	160,963	—	160,963	104,706	—	104,706

Cash and cash equivalents, end of period	$128,507	$—	$128,507	$102,543	$—	$102,543

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:	Comprehensive Income.

Other comprehensive income includes foreign currency translation adjustments and unrealized appreciation of available-for-sale securities, net of taxes. Other comprehensive income for the three-months ended February 28, 2007 and 2006 was $10,744,000 and $7,701,000, respectively. Other comprehensive income (loss) for the nine-months ended February 28, 2007 and 2006 was $21,026,000 and $(21,223,000), respectively. Total comprehensive income combines reported net income and other comprehensive income. Total comprehensive income, as restated, for the three-months ended February 28, 2007 and 2006 was $95,999,000 and $113,081,000, respectively. Total comprehensive income, as restated, for the nine-months ended February 28, 2007 and 2006 was $315,428,000 and $284,318,000, respectively.

Note 4:	Inventories.

Inventories at February 28, 2007 and May 31, 2006 are as follows:

	February 28, 2007	May 31, 2006
	(in thousands)
Raw Materials	$81,795	$71,126
Work-in-process	66,018	48,416
Finished goods	237,280	225,997
Consigned distributor	165,638	188,976

	$550,731	$534,515

Note 5:	Common Shares.

During the nine-months ended February 28, 2007, the Company issued 725,722 common shares upon the exercise of outstanding stock options for proceeds aggregating $17,146,000. Purchases of common shares pursuant to the common share repurchase programs aggregated 210,000 shares for $7,268,000 during the nine-months ended February 28, 2007.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proposed Merger with the Private Equity Consortium—On December 18, 2006, the Company entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the merger agreement, Merger Sub will be merged with and into Biomet, with Biomet continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “merger”). Parent is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P. and Texas Pacific Group.

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

Consummation of the merger is not subject to a financing condition, but is subject to various other conditions, including approval of the merger by our shareholders. On February 15, 2007, the parties were granted early termination of the waiting period under the HSR Act for the proposed merger agreement and related transactions. Although the terms of the merger agreement also require that the parties receive the approval of the antitrust authorities in the European Union, no such approval is required by the parties in connection with the proposed merger.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nasdaq Delisting Proceedings—The Company’s common shares are currently traded on the NASDAQ Global Select Market under the symbol “BMET.” On January 9, 2007, the Company filed a Form 12b-25 with the SEC stating that it did not anticipate filing its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 on or before the fifth calendar day following the prescribed due date. On January 11, 2007, the Company received a Staff Determination letter from The Nasdaq Stock Market indicating that the Company is not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14). The letter was issued in accordance with NASDAQ procedures due to the Company’s inability to file its quarterly report on Form 10-Q for the second quarter of fiscal year 2007 by the prescribed due date.

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

BIOMET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

U.S. Department of Justice Subpoena—The Company recently received a subpoena in May 2007 from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a limited number of products currently manufactured, marketed, and sold by BTBS for the time period of January 1999 through the present. The Company intends to fully cooperate with the request of the Department of Justice. Further, the Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome.

Information with respect to certain other subsequent events can be found in Note 8 (Contingencies) to the consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AS OF FEBRUARY 28, 2007

This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that are subject to certain risk factors, as discussed elsewhere in this report under the caption “Risk Factors.” The Company’s cash and investments decreased $34,948,000 to $190,523,000 at February 28, 2007. This decrease resulted from positive cash flow from operations offset by the $73,526,000 dividend paid during the first quarter, the $7,268,000 used to purchase shares pursuant to the Company’s share repurchase programs and payment of $177,233,000 on short-term debt during the first nine-months.

Cash flows provided by operating activities were $294,355,000 for the first nine-months of fiscal 2007 compared to $277,938,000 in 2006. The primary sources of fiscal year 2007 cash flows from operating activities were net income and depreciation. The primary use was an increase in accounts receivable and inventories. The Company’s major cash collection day is Monday, and as the Company’s quarter end moves further away from a Monday, accounts receivable ending balances increase. In addition, as sales increase, outstanding accounts receivable increase. Inventories increased primarily in three areas: EBI L.P., now operating as Biomet Trauma & Biomet Spine, (“BTBS”), where the Company is bringing the manufacturing of spinal products in-house and built inventory from vendors to smooth the transition; 3i, where the Company is launching the nano-tite dental implant system; and Japan, where the Company is launching the Bi-metric XR and the Vanguard RP. Accounts and notes receivable and inventory balances increased during the nine-month period by $4.9 million and $7.4 million, respectively, due to currency exchange rates.

Cash flows used in investing activities were $87,819,000 for the first nine-months of fiscal 2007 compared to $68,424,000 in 2006. The primary use of cash flows from investing activities in fiscal 2007 was capital expenditures. The Company continues to upgrade its instruments used in various international markets and to support the new implant systems being launched.

Cash flows used in financing activities were $238,820,000 for the first nine-months of fiscal 2007 compared to $213,677,00 in 2006. The primary uses were the cash dividend paid, the share repurchase programs and a decrease in short-term borrowings. In July 2006, the Company’s Board of Directors declared a cash dividend of thirty cents ($0.30) per share payable to shareholders of record at the close of business on July 15, 2006. Over the last twenty-one quarters, the Company has used $1,064,000,000 to purchase its common stock. The Company currently has no share repurchase programs authorized.

Currently available funds, together with anticipated cash flows generated from future operations are believed to be adequate to cover the Company’s anticipated cash requirements, including capital expenditures, research and development costs and short-term debt payments.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED FEBRUARY 28, 2007 AS COMPARED TO THE NINE-MONTHS ENDED FEBRUARY 28, 2006

Net sales increased 5% to $1,558,021,000 for the nine-months ended February 28, 2007, from $1,485,847,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the period was 3%. The Company’s U.S.-based revenue increased less than 1% to $980,285,000 during the first nine-months of fiscal 2007, while foreign sales increased 13% (9% currency adjusted) to $577,736,000.

The Company’s worldwide sales of reconstructive products during the first nine-months of fiscal 2007 were $1,100,984,000, representing a 9% increase compared to the first nine-months of last year. This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $174,326,000 for the first nine-months of fiscal 2007, representing a 7% decrease as compared to the same period in 2006. Sales of spinal products were $154,036,000 for the first nine- months of fiscal 2007, representing a 6% decrease as compared to the same period in 2006. BTBS has continued to underperform management’s objectives. During the nine-months, the Company has continued to make numerous managerial changes at BTBS. The Company is also making significant progress with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. The Company believes that the new management team and infrastructure changes at BTBS will allow the Company to provide greater focus on the spine and trauma markets and our customers.

The Company’s sales of other products totaled $128,675,000, representing a 1% increase over the first nine-months of fiscal year 2006.

Cost of sales increased as a percentage of net sales to 29.1% for the first nine-months of fiscal 2007 from 28.1% for the same period last year. During the third quarter, the Company continued its review of inventory levels at BTBS and determined that they were in excess of that required to support the current level of sales. In addition, the Company will be introducing several new products, which may negatively affect sales of existing products. The Company continues verifying its field inventory and the expected results have been considered in establishing inventory reserves. The Company recorded an $11 million charge to cost of sales during the third quarter to increase its inventory reserves at BTBS. This increased cost of sales as a percentage of net sales by 0.7%. The remaining increase in cost of sales was primarily a result of higher growth rates in international markets where gross margins are lower. Selling, general and administrative expenses as a percentage of net sales increased to 38.4% compared to 36.8% for the first nine-months last year. Three major expense categories are causing this increase: 1) the Company incurred approximately $6.2 million in expenses related to the proposed Merger Agreement during the third quarter of fiscal 2007; 2) the adoption of SFAS 123(R) share-based payment increased selling, general and administrative expenses by $7.9 million; and 3) the Company incurred approximately $15.7 million in additional legal and distribution expenses compared to past period. The legal costs relate to the derivative lawsuits as previously mentioned and investigative expenses in determining alternative measurement dates of stock option awards issued during the 11-year period. The distribution expenses were incurred in efforts to re-negotiate distribution agreements with existing distributors. Research and development expenditures increased 11.5% during the first nine-months to $71,080,000 reflecting the Company’s continued emphasis on new product introductions and the aforementioned Share-Based payment expense of $2.2 million. Operating income decreased 5% from $457,782,000 for the first nine-months of fiscal 2006, to $435,129,000 for the first nine-months of fiscal 2007.

Other income increased from $2,283,000 last year to $8,286,000 this year. Other income has been positively impacted by an increase in investment interest rates, lower short-term debt and a net gain arising from legal settlements.

The effective income tax rate for the nine-months ended in fiscal 2007 and 2006 was 33.6%.

These factors resulted in a 4% decrease in net income to $294,402,000 for the first nine-months of fiscal 2007 as compared to $305,541,000 for the same period in fiscal 2006, while basic and diluted earnings per share decreased 2%, from $1.23 to $1.20 for the periods presented.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED FEBRUARY 28, 2007 AS COMPARED TO THE THREE-MONTHS ENDED FEBRUARY 28, 2006

Net sales increased 5% to $529,530,000 for the third quarter ended February 28, 2007, from $506,254,000 for the same period last year. Excluding the positive impact of foreign currency, net sales growth for the third quarter of fiscal 2007 was 2%. The Company’s U.S.-based revenue decreased 3% to $321,312,000 during the third quarter of fiscal 2007, while foreign sales increased 20% (12% currency adjusted) to $208,218,000.

The Company’s worldwide sales of reconstructive products during the third quarter of fiscal 2007 were $381,169,000, representing a 10% increase compared to the third quarter of last year. This increase came through balanced growth in all of the reconstructive product categories.

Sales of fixation products were $54,645,000 for the third quarter of fiscal 2007, representing a 12% decrease as compared to the same period in fiscal 2006. Sales of spinal products were $51,253,000 for the third quarter of fiscal 2007, representing a 5% decrease as compared to the same period in fiscal 2006. BTBS has continued to underperform management’s objectives. During this fiscal quarter, the Company has continued to make numerous managerial changes at BTBS. The Company is also continuing to progress with the implementation of a new computer system, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. The Company believes that the new management team and infrastructure changes at BTBS will allow the Company to provide greater focus on the spine and trauma markets and to our customers.

The Company’s sales of other products totaled $42,463,000 for the third quarter of fiscal 2007, representing a 2% decrease when compared to the third quarter of fiscal 2006.

Cost of sales increased as a percentage of net sales to 30.9% for the third quarter of fiscal 2007 from 28.3% for the same period last year. During the quarter, the Company continued its review of inventory levels at BTBS and determined that they were in excess of that required to support the current level of sales. In addition, the Company will be introducing several new products, which will negatively affect sales of existing products. The Company continues verifying its field inventory and the expected results have been considered in establishing inventory reserves. The Company recorded an $11 million charge to cost of sales during the third quarter to increase its inventory reserves at BTBS. This increased cost of sales as a percentage of net sales by 2.1%. The remaining increase in cost of sales was primarily a result of higher growth rates in international markets where gross margins are lower. Selling, general and administrative expenses, as a percentage of net sales, increased to 41.1% compared to 36.7 % for the third quarter last year. Three major expense categories are causing this increase: 1) the Company incurred approximately $6.2 million in expenses related to the proposed Merger Agreement during the third quarter of fiscal 2007; 2) the adoption of SFAS 123(R) Share-Based payment increased cost of sales and selling, general and administrative expenses by $2.8 million; and 3) the Company incurred approximately $15.7 million in additional legal and distribution expenses compared to the third quarter last year. The legal costs relate to the derivative lawsuits as previously mentioned and investigative expenses in determining alternative measurement dates of stock option awards issued during the 11-year period. The distribution expenses were incurred in efforts to re-negotiate distribution agreements with existing distributors. Research and development expenditures increased 12% during the third quarter to $23,890,000 reflecting the Company’s continued emphasis on new product introductions and the aforementioned Share-Based payment expense. Operating income decreased 20% from $156,035,000 for the third quarter of fiscal 2006, to $124,280,000 for the third quarter of fiscal 2007.

Other income increased from $2,165,000 last year to $4,429,000 this year. Other income has been positively impacted by an increase in investment interest rates and lower short-term debt.

The effective income tax rate remained relatively flat at 33.8% from 33.4%.

These factors resulted in a 19% decrease in net income to $85,255,000 for the third quarter of fiscal 2007 as compared to $105,380,000 for the same period in fiscal 2006, while basic and diluted earnings per share decreased 17%, from $0.42 to $0.35 for the periods presented.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes from the information provided in the Company’s amended annual report on Form 10-K/A for the year ended May 31, 2006.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the matters discussed in the “Explanatory Note” immediately preceding Part I, Item 1 of this quarterly report on Form 10-Q and Note 2 (Restatement of Previously Furnished Preliminary Financial Statements) to the consolidated financial statements included herein, the Company evaluated, under the supervision and with the participation of its management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 28, 2007 and, based on this evaluation, the Company’s current Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the material weakness in the Company’s internal control over financial reporting discussed below and the restatement, the Company’s disclosure controls and procedures were not effective as of February 28, 2007.

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

(b) Changes in Internal Control. During the third quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, beginning in September 2006, the Company began implementing a new computer system at one of the Company’s subsidiaries, BTBS. This initiative was taken in order to improve the effectiveness and efficiency of the operations at BTBS, and was not in response to any identified weakness or deficiency in the Company’s internal control over financial reporting. In connection with the implementation of this system, the Company is in the process of updating its internal control over financial reporting at BTBS, as necessary, to accommodate modifications to the business processes and accounting procedures at BTBS. Management has yet to complete testing the effectiveness of the new system’s impact on the Company’s internal control environment. As such, there is the risk that the new system may have deficiencies that could constitute a material weakness in the Company’s internal control over financial reporting. Management continues to test the new system as part of its ongoing testing of the Company’s internal controls. Until the new system is fully operational, management continues to perform other procedures and analysis related to the financial closing and inventory processes at BTBS to ensure the Company’s financial statements are materially correct.

In addition, to begin addressing the material weakness described in paragraph (a) above, subsequent to February 28, 2007, the Company’s management has taken actions that are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes are described in detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended Annual Report on Form 10-K/A filed with the SEC on May 29, 2007.

PART II. Other Information

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Notes 8 (Contingencies) and 9 (Subsequent Events) to the consolidated financial statements contained in Part I, Item 1 of this report. Except as discussed in Notes 8 (Contingencies) and 9 (Subsequent Events) to the financial statements contained in Part I, Item 1 of this report as of February 28, 2007 there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 29, 2007.

ITEM 1A.	Risk Factors

As of February 28, 2007, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to our amended Annual Report on Form 10-K/A for the fiscal year ended May 31, 2006 other than the inclusion of the risk factors listed below. The risk factors disclosed in our amended Annual Report on Form 10-K/A, as amended in this report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Failure or a delay in completing the Company’s proposed merger with the private equity consortium could negatively impact the Company’s stock price and future business and financial results because of, among other things, the market disruption that would occur as a result of uncertainties relating to the delay or failure to complete the merger.

Although the Company has agreed, subject to conditions set forth in the merger agreement, to use the Company’s reasonable best efforts to take such actions as are reasonably necessary, proper or advisable to consummate the proposed merger, there is no assurance that the merger agreement will be approved by the Company’s shareholders or that the Company will satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, the Company will be subject to several risks, including having had management focused on completing the Merger, as well as the Company’s core business and other opportunities beneficial to Biomet. In addition, the Company would not realize any of the expected benefits of having completed the merger and, under certain circumstances, would be required to pay the private equity consortium a termination fee of $272.5 million and reimburse the private equity consortium for up $40.0 million of certain expenses incurred by them in connection with the proposed merger.

To the extent that the current market price of the Company’s common shares reflect a market assumption that the merger will be completed, the price of the Company’s common shares may decline if the merger is not completed. In addition, the Company’s business may be harmed, and the price of the Company’s stock may decline as a result, to the extent that the Company’s customers, employees, distributors, suppliers and others are uncertain about the Company’s future prospects in the absence of the merger. Furthermore, if the merger is not completed and the Company’s board of directors determines to seek another merger or business combination, there can be no assurance that a transaction creating shareholder value comparable to the value perceived to be created by the merger will be available to the Company.

If the merger is not completed, the Company cannot assure the Company’s shareholders that these risks will not materialize or materially adversely affect the Company’s business, financial results, financial condition and stock price.

Increased costs of retaining the existing sales force that represents the Company’s orthopedic reconstructive products have negatively affected its results of operations, and if the Company fails to retain its existing relationships with this sales force or fail to establish relationships with different individuals, the Company’s results of operations may be negatively impacted in the future.

In the reconstructive market segment, the Company’s revenues and profitability depend largely on the ability of its independent commissioned sales representatives, whom the Company refer to as distributors, and their sales representatives to sell our products to customers. Typically, these distributors and sales representatives develop long-standing relationships with the Company’s customers and provide them with the necessary service and support relating to the Company’s products. Following the announcement of the Merger Agreement, in an attempt to exploit the uncertainty related to the pending transaction, the Company’s direct competitors approached its distributors who represent the Company’s orthopedic reconstructive products and offered them significant financial incentives to discontinue their existing relationships with the Company. In an effort to ensure the continuity of its relationships with these distributors, the Company incurred significant costs in the third quarter of fiscal year 2007, which negatively affected its results of operations in the third quarter of fiscal year 2007. The Company has continued to incur expenses related to these matters in the fourth quarter of fiscal year 2007. If it fails to maintain its existing relationships with its orthopedic reconstructive sales force, or fail to establish relationships with different individuals, the Company’s future results of operations may be negatively impacted

Loss of the Company’s key management and other personnel, or an inability to attract such management and other personnel, could impact the Company’s business.

The Company depends on its senior managers and other key personnel to run its business and on technical experts to develop new products and technologies. The loss of any of these senior managers or other key personnel could adversely affect its operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly-skilled employees could hinder the management, operation and expansion of the Company’s business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Stock Repurchases. During the nine-months ended February 28, 2007, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The remaining shares available under this plan were purchased during the three-months ended August 31, 2006. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The Company did not repurchase any shares during the quarter ended February 28, 2007. When the plan expired on December 31, 2006 $45,861,743 remained available to purchase additional shares under the December 21, 2005 share repurchase plan.

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