Form 10-K
period 2007-05-31
BIOMET INC
filed 2007-07-30
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No   ☑

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by checkmark whether the registered is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares on November 30, 2006, as reported by The Nasdaq Stock Market, was approximately $8,777,842,305. As of July 24, 2007, there were 245,836,352 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “intend,” “may,” “anticipate,” “plan,” “predict,” “potential,” “estimate” or similar expressions. These statements include, but are not limited to, statements related to: the timing and number of planned new product introductions; the effect of anticipated changes in the size, health and activities of population on demand for the Company’s products; assumptions and estimates regarding the size and growth of certain market segments; the Company’s ability and intent to expand in key international markets; the timing and anticipated outcome of clinical studies; assumptions concerning anticipated product developments and emerging technologies; the future availability of raw materials; the anticipated adequacy of the Company’s capital resources to meet the needs of the Company’s business; the Company’s continued investment in new products and technologies; the ultimate marketability of products currently being developed; the ability to implement successfully new technologies; future declarations of cash dividends; the Company’s ability to sustain sales and earnings growth; the Company’s goals for sales and earnings growth; the Company’s success in achieving timely approval or clearance of the Company’s products with domestic and foreign regulatory entities; the stability of certain foreign economic markets; the impact of anticipated changes in the musculoskeletal industry and the Company’s ability to react to and capitalize on those changes; the Company’s ability to take advantage of technological advancements; the Company’s ability to successfully implement desired organizational changes; and the impact of the Company’s managerial changes.

Forward-looking statements reflect the Company’s current expectations and are not guarantees of performance. These statements are based on the Company’s management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for the Company’s products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, the solvency of the Company’s insurers and the ultimate resolution of allocation and coverage issues with those insurers, competitive conditions and general economic conditions. Readers of this report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved.

Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company’s business, financial condition and results of operations and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following: changes in general economic conditions and interest rates; changes in the availability of capital and financing sources; changes in competitive conditions and prices in the Company’s markets; changes in the relationship between supply of and demand for the Company’s products; fluctuations in costs of raw materials and labor; changes in other significant operating expenses; decreases in sales of the Company’s principal product lines; slow downs or inefficiencies in the Company’s product research and development efforts; increases in expenditures related to increased government regulation of the Company’s business; developments adversely affecting the Company’s sales activities outside the United States; decreases in reimbursement levels by the Company’s customers; increases in cost-containment efforts by group purchasing organizations; loss of the Company’s key management and other personnel or inability to attract such management and other personnel; increases in costs of retaining existing independent sales agents of the Company’s products; and unanticipated expenditures related to litigation, including litigation related to the Merger (as defined below) and the stock option issues and investigations by the U.S. Department of Justice. The Company cautions you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this offering memorandum or to reflect the occurrence of unanticipated events.

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

The Company’s principal subsidiaries include Biomet Orthopedics, Inc.; Biomet Manufacturing Corp.; EBI, L.P. (operating under the assumed names Biomet Trauma and Biomet Spine (“BTBS”)); Biomet Europe B.V.; Biomet 3i, Inc. (“Biomet 3i”); Biomet Microfixation, Inc.; Biomet Sports Medicine, Inc.; and Biomet Biologics, Inc. Unless the context requires otherwise, the term “Company” as used herein refers to Biomet and all of its subsidiaries.

The Company’s annual reports on Form 10-K (for the five most recent fiscal years), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge in, or may be accessed through, the Investors Section of the Company’s Internet website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission (the “SEC”). In addition, copies of these reports will be made available free of charge, upon written request to the Company’s Investor Relations Department.

The information on Biomet’s website is not included as part of, nor incorporated by reference into, this Form 10-K.

Transaction with the Sponsor Group

On December 18, 2006, Biomet entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (as may be amended and restated, supplemented or otherwise modified from time to time, the “Merger Agreement”), pursuant to which, after completion of the Offer (as defined below) and the satisfaction or waiver of certain conditions, Purchaser will be merged with and into Biomet, with Biomet continuing as the surviving corporation (the “Merger”). LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsor Group”).

Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer, or the Offer, to purchase all of Biomet’s outstanding common shares, without par value (the “Common Shares” or the “Shares”), at a price of $46.00 per Share (the “Offer Price”), without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. The Offer expired at 12:00 midnight, New York City time, on July 11, 2007, with approximately 82.41% of the outstanding Shares having been tendered to Purchaser. On July 17, 2007, Purchaser completed its purchase of the tendered Shares.

In connection with the closing of the Offer, all outstanding options, each an Option, to purchase Shares under Biomet’s stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an Option, less any required withholding taxes.

In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165 million senior secured term loan facility, or the Tender Facility, maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181 million to finance a portion of the Offer and pay related fees and expenses. Biomet expects to refinance all amounts borrowed under the Tender Facility concurrently with the closing of its new senior secured credit facilities. Additional financing for the Offer was provided in the form of indirect equity contributions from the Sponsor Group, who collectively caused approximately $5,197 million to be contributed as equity to LVB Acquisition Holding, LLC, or Holding, concurrently with the funding of the Tender Facility. Holding, which owned 100% of the outstanding equity interests in LVB at the time of the Offer, contributed such funds to LVB, which in turn contributed such funds to Purchaser.

As a result of Purchaser having acquired approximately 82.41% of the outstanding Shares pursuant to the Offer, Biomet will call a special meeting of shareholders to vote upon the Merger, at which meeting Biomet expects that LVB and Purchaser will vote all of their Shares to approve the Merger. At the effective time of the Merger, or the Effective Time, each Share, other than the Shares owned by LVB or Purchaser immediately prior to the Effective Time, will be cancelled automatically and will cease to exist and will be converted into the right to receive the Offer Price, without interest and less any required withholding taxes. Additional funds necessary to complete the Merger are expected to be funded using equity contributions by certain of Biomet’s directors and equity contribution or rollover of existing equity interests by certain of Biomet’s executive officers and members of Biomet’s senior management (the “Management Participants”), an offering of high yield debt securities, initial borrowings under Biomet’s new senior secured credit facilities, its cash on hand and, if necessary, additional equity contributions by the Sponsor Group.

Pursuant to the Merger Agreement, LVB obtained pro rata representation on and control of the Board of Directors.

The closing of the Merger is subject to various conditions as described in the Merger Agreement, including to customary conditions such as the absence of any governmental orders preventing the Merger or any other transaction contemplated by the Merger Agreement, Biomet’s provision to LVB of certain financial information and certificates described in the Merger Agreement, and the receipt of certain regulatory approvals. Biomet has agreed with LVB and Purchaser to each use reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the Merger, including with respect to obtaining the necessary consents, approvals and authorizations from governmental authorities.

Completion of the transactions contemplated by the Merger Agreement is subject to various regulatory approvals or consents, including those required by (1) the Hart-Scott-Rodino Antitrust Improvement Act of 1976, or the HSR Act, and (2) the antitrust laws of the European Union. On February 15, 2007, the parties were granted early termination of the waiting period under the HSR Act for the Merger Agreement and related transactions. No approval of the antitrust authorities in the European Union is required in connection with the Merger, and none of the parties is aware of any other required approvals. The Company has been informed by the Sponsor Group that, in accordance with the provisions of the Merger Agreement, the Sponsor Group currently expects to complete the Merger no earlier than September 2007, subject to the satisfaction of the conditions contained therein.

Review of historical stock option grant practices

In December 2006, following the publication of an analyst report suggesting that certain historical grants of stock options by Biomet took place on dates when Biomet’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options, Biomet formed a special committee of the Board of Directors (the “Special Committee”), to conduct an independent investigation of Biomet’s stock option grants for the period from March 1996 to May 2006 and to determine whether Biomet had any claims arising out of any inappropriate stock option backdating and, if so, whether it was in the best interest of Biomet and its shareholders to pursue any such claim.

Based on an analysis of the preliminary reports of the Special Committee and relevant accounting literature, the Audit Committee determined on March 30, 2007 that Biomet should amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006 to reflect the restatement of Biomet’s consolidated financial statements (fiscal years ended May 31, 2006, 2005 and 2004 and periods ended August 31, 2006 and 2005) and related disclosures reflected therein. On May 25, 2007, the Board of Directors received and discussed the updated findings contained in the Special Committee’s final report.

In light of the Special Committee’s findings, on March 30, 2007 Gregory D. Hartman retired as Senior Vice President–Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and as a Director of the Company. On February 26, 2007, Biomet announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Board of Directors. On March 30, 2007, Biomet announced the appointment of J. Pat Richardson as Vice President–Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007, Biomet announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer, effective June 5, 2007.

On May 29, 2007, Biomet filed its amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006. On June 4, 2007, Biomet filed its amended quarterly report on Form 10-Q/A for the period ended August 31, 2006 and its quarterly reports on Form 10-Q for the periods ended November 30, 2006 and February 28, 2007. Biomet has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than its amended annual report on Form 10-K/A for the fiscal year ended May 31, 2006 and its amended quarterly report on Form 10-Q/A for the period ended August 31, 2006. Accordingly, Biomet’s previously issued financial statements affected by the restatement and any related reports of its independent registered public accounting firm should not be relied upon.

Products

The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market segments: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic markets: United States, Europe and Rest of World. Reconstructive products include knee, hip and extremity joint replacement systems, as well as dental reconstructive devices, bone cements and accessories, autologous therapy products and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category includes, arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of its bone substitute materials in the reconstructive product, fixation device or spinal product segment.

The following table shows the net sales and percentages of total net sales contributed by each of the Company’s product segments for each of the three most recent fiscal years ended May 31, 2007.

	Years Ended May 31, (Dollar amounts in thousands)
	2007		2006		2005
	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales	Net Sales	Percent of Total Net Sales
Reconstructive Products	$1,503,874	71%	$1,379,420	68%	$1,254,234	67%
Fixation Devices	224,694	11%	251,360	12%	246,730	13%
Spinal Products	205,862	10%	221,964	11%	214,039	11%
Other Products	172,998	8%	172,995	9%	164,947	9%

Total	$2,107,428	100%	$2,025,739	100%	$1,879,950	100%

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

Biomet’s newest and most comprehensive total knee system, the Vanguard™ Complete Knee System, accommodates up to 145 degrees of flexion. The launch of the Vanguard™ System, in conjunction with Biomet’s Microplasty® Minimally Invasive Total Knee Instrumentation, continued throughout fiscal year 2007. The Microplasty® Instrumentation is designed to reduce incision size and surrounding soft tissue disruption, which may provide reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure.

During fiscal year 2007, the Company continued the development efforts for the rotating platform and revision options of the Vanguard™ Complete Knee System, as well as the expansion of the Microplasty® Minimally Invasive Instrument Platform to include less invasive posterior referencing, anterior referencing and image-guided options. In addition, the launch of the Premier™ Instrumentation and the Vanguard™ Revision SSK (Super Stabilized Knee) System which began during fiscal year 2006, continued during fiscal year 2007.

The Company continues to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong global sales. The Oxford® Knee, which was introduced in the United States during fiscal year 2005, is currently the only free-floating meniscal bearing unicompartmental system approved for use in the United States. The Company’s offering of minimally-invasive partial knee systems also includes the Alpina® Unicompartmental Knee (which is not currently available in the United States), the Vanguard M™ Series Unicompartmental Knee System and the Repicci II® Unicondylar Knee System. The Vanguard M™ System is a modified version of the Oxford® Knee that incorporates a fixed-bearing tibial component as opposed to a free floating tibial bearing. The Repicci II® System is specifically designed to accommodate a minimally-invasive knee arthroplasty procedure that can often be performed on an outpatient basis, requiring a smaller incision, minimal bone removal, and may result in shorter recovery time and reduced blood loss. The Repicci II® System incorporates self-aligning metal and polyethylene components.

Hip Systems. A total hip replacement involves the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, femoral and acetabular prostheses are manufactured by the Company in a variety of sizes and configurations. The Company offers a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and the Company’s patented ArCom® or ArComXL® polyethylene-lined, metal-on-metal or ceramic-on-ceramic acetabular components. Many of the femoral prostheses utilize the Company’s proprietary PPS® porous plasma spray coating, which enables cementless fixation.

The Alliance® family of hip systems is designed to address the demand from hospitals and surgeon groups toward standardization of total hip systems. The Alliance® Hip family provides the largest selection in the marketplace of primary and revision stems available for implantation with a single set of instruments. The Alliance® family of hip systems includes the Answer®, Bi-Metric®, Generation 4®, Hip Fracture, Integral®, Intrigue™, Progressive®, Reach® and Rx 90® Hip Systems. The Alliance® family was further augmented by introducing Exact™ Instrumentation, an integrated instrument set developed to promote intraoperative flexibility and increase the efficiency, simplicity and consolidation of instrument use.

The Taperloc® Hip System is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped implant designed to provide excellent durability and stability in a design that is relatively simple to implant. The incorporation of standard and lateralized offset options provides the surgeon with the ability to reconstruct a stable joint with proper leg length in virtually all patient anatomies.

The Mallory-Head® Hip System is designed for both primary and revision total hip arthroplasty procedures. The primary femoral components feature a specific proximal geometry for cementless indications and a slightly different proximal ribbed geometry for those patients requiring fixation with bone cement. The Mallory-Head® Revision Calcar components provide innovative solutions for difficult revision cases. The Mallory-Head® Calcar replacement prosthesis is offered in both a one-piece and a modular version, which allows for individual customization at the time of surgical intervention, even in cases of severe bone deficiency. The modular version of the Mallory-Head® System incorporates the Company’s patented roller hardened technology, which increases the strength of the modular connection.

The Company continues to explore the development of innovative articulation technologies and materials. Biomet’s M2a-Taper™ Acetabular System combines a cobalt chromium head with a cobalt chromium liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M2a-Taper™ Acetabular System may be utilized on all of Biomet’s femoral components and has continued to evolve with the introduction of the M2a-Magnum™ Articulation System, which incorporates larger diameter metal-on-metal components designed to more closely resemble the natural anatomy, offering improved range of motion and joint stability. The Company introduced the C2 a-Taper™ Acetabular System during fiscal year 2006, which provides an additional alternative bearing option featuring ceramic-on-ceramic articulation. In addition, the Company is pursuing the development of a diamond-on-diamond hip articulation system through its relationship with Diamicron, Inc., a global leader in the research, development and manufacture of polycrystalline diamond composite technology for biomedical applications. The Company continues to market ArComXL®, which is a second-generation highly crosslinked polyethylene bearing material based on the Company’s proven ArCom® polyethylene. ArComXL® polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging. During the fourth quarter of fiscal year 2007, Biomet received FDA clearance to market acetabular hip liners manufactured from E-Poly™ Highly Crosslinked Polyethylene. Biomet’s E-Poly™ liners are the world’s first Vitamin E stabilized highly crosslinked polyethylene products to be introduced to the market. Vitamin E is a natural antioxidant and is expected to provide optimal oxidation resistance for the implant bearings used in the Company’s total joint replacements.

Biomet’s comprehensive Microplasty™ Minimally Invasive Hip Program includes proprietary products from Biomet’s broad array of hip products, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. The Company continues to enhance the development of the Microplasty® Minimally Invasive Hip Instruments. Biomet’s minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine approach, which is an intramuscular surgical approach. Instruments relating to the anterior supine approach were first introduced during fiscal year 2006.

The ReCap® Total Resurfacing System is a bone-conserving product currently used outside the United States for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. The Company commenced a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal year 2006, and there are approximately 140 patients enrolled in the study as of May 31, 2007.

The Company also provides constrained hip liners, which are indicated for patients with a high risk of hip dislocation. While the percentage of patients requiring a constrained liner is relatively small, surgeons often prefer to utilize a primary and revision system that includes this option.

The Company introduced the Regenerex™ Porous Titanium Construct Acetabular System during the third quarter of fiscal year 2007. The Regenerex™ Construct provides design flexibility and solutions for difficult primary and revision cases. The advanced titanium scaffold structure of the Regenerex™ Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and Regenerex™ is expected to be the material of choice for porous metal constructs.

Extremity Systems. The Company offers a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has more than 19 years of positive clinical results in the United Kingdom. During fiscal year 2007, this system was expanded to include the Copeland™ EAS™ (Extended Articular Surface) Humeral Resurfacing Head designed to address rotator cuff arthropathy.

The first Comprehensive® Primary Shoulder was released at the end of fiscal year 2007. This initial release of the new Primary System included the Standard and Mini length Comprehensive® Primary Stems and the Versa-Dial™ Heads, as well as the Hybrid Glenoids. The Comprehensive® Primary System is scheduled to have full release by the third quarter of fiscal year 2008.

The ExploR® Radial Head Replacement System, a two-piece hemi-elbow comprised of a tapered stem paired with a head designed to articulate with the patient’s natural bone, continued to receive excellent market acceptance during fiscal year 2007.

The Company plans to continue the introduction of T.E.S.S.™ Total Evolutive Shoulder System in selected European markets. The T.E.S.S.™ System is a complete shoulder system that can be used in all indications of shoulder arthroplasty. The Company plans to begin distribution of the T.E.S.S.™ System in the United States during the second half of fiscal year 2008, pending FDA clearance.

Dental Reconstructive Implants. Through its subsidiary, Biomet 3i, the Company develops, manufactures and markets products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive implants and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw or cylinder, normally constructed of titanium or titanium alloy, that is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth.

Biomet 3i’s historical flagship product, the OSSEOTITE® product line, features a patented micro-roughened surface technology, which allows for early loading and improved bone integration to the surface of the implant. During fiscal year 2007, Biomet 3i further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. This enhancement has been demonstrated to increase the rate and extent of bone integration and results in a mechanical bonding of the host bone to the surface of the implant. The NanoTite™ Implant was initially introduced in Certain® Implant configurations, which is an internal connection system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when abutments and ancillary components are seated into the implant. In addition, the 6/12 point connection design of the Certain® Implant System offers enhanced flexibility in placing the implant and abutment. During fiscal year 2007, Biomet 3i continued to build on the strength of the Certain® product line by introducing line extensions to the Certain® PREVAIL® Implant System. This implant is designed to enhance crestal bone preservation as a result of its integration of Platform Switching,™ a medialized Implant-Abutment-Junction that appears to limit the reformation of soft and hard tissue at the bone crest. In addition, the PREVAIL® Implants are acid-etched with a Full OSSEOTITE® Surface (FOSS) and are now available in NanoTite™ configurations.

During fiscal year 2007, Biomet 3i continued with developments to its tapered implant system. Building upon the fiscal year 2006 introduction of new Quad Shaping Drills and dedicated Depth Indicators, modifications to the implant body were incorporated during fiscal year 2007. These enhancements served to increase surface area and improve implant stability, particularly in less dense bone. The new surface was applied to the modified implant body during the second half of fiscal year 2007 with the introduction of the NanoTite™ Tapered Implant.

In the site preparation segment of the product portfolio, Biomet 3i engaged in alpha and beta evaluations of its CT Guidance Instrumentation Kits. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this can result in more precise implant placement when combined with the depth and rotation control offered by the Biomet 3i instrumentation. As implant position can be replicated as planned, this can also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery thereby allowing for a complete implant restoration in one patient visit. On the regenerative side of the site preparation portfolio, Biomet 3i introduced the OsseoGuard™ Membrane during fiscal year 2007. The OsseoGuard™ Membrane is a resorbable collagen based product that offers a resorption profile, strength and handling characteristics suitable for guided bone regeneration procedures in implant dentistry.

Several line extensions were launched during fiscal year 2007 in the restorative segment of the product portfolio including PreFormance™ Provisional Components for external hex implants, Locator® Attachments for Microminiplant™ Implants, and straight Healing Abutments and Impression Copings for the Certain® System. Additional efforts were directed at development of enhancements and line extensions for the Patient Specific Restoration (PSR) segment of the restorative product portfolio. Copy milling of laboratory created bar designs and a next generation of Encode® Abutments were among the development projects. The Encode® enhancement will allow Biomet 3i to fabricate an abutment and orient implant body analogs in the proper position in a stone model. This can allow for the complete fabrication or a restoration from one supragingival impression – significantly easier than present techniques and a potential opportunity to get more general dentists involved in implant therapy.

Locator® is a registered trademark of Zest Anchors, Inc.

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

The Company is involved in the ongoing development of bone cements and delivery systems. The Company has broadened the range of its internally developed and manufactured bone cement product offerings. Cobalt™ HV (High Viscosity) Bone Cement, which was introduced in the United States during fiscal year 2006, is particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. The excellent handling characteristics and high optical contrast of Cobalt™ HV Bone Cement are well suited to the current trends in orthopedic surgery. The patented SoftPac™ monomer packaging offers the only alternative to glass vial packaging, which is inherently less safe due to the necessity to break the glass vial to deliver the monomer. The Company offers its internally developed and manufactured bone cements with and without antibiotics. In conjunction with antibiotic loaded bone cement is the use of StageOne™ Cement Spacer Molds. The molds are used in revision surgery following infection as the first stage of a two stage treatment plan. A new product planned for fiscal year 2008 release is Cobalt™ MV (Medium Viscosity) Bone Cement. This new introduction is expected to greatly expand Biomet’s opportunity to further penetrate the bone cement market. Cobalt™ Bone Cement is marketed in conjunction with Biomet’s patented Optivac® Vacuum Mixing System. During fiscal year 2007, the Fusion™ Vacuum Mixing Bowl was launched to address the open bowl mixing market. New for fiscal year 2008 is the OptiPac™ preloaded bone cement mixing and delivery system. It is anticipated that the OptiPac™ system will be launched in the United States following the initial European launch.

Additional products and services for reconstructive indications include bone substitute materials and services related to allograft material. The Company also provides services related to the supply of allograft material procured through several tissue bank alliances. Markets addressed by the Company’s allograft services include the orthopedic and dental reconstructive market segments, as well as the spinal, craniomaxillofacial and arthroscopy segments.

The GPS® III Gravitational Platelet Separation System is a unique device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single spin process, offering a high-quality platelet concentrate that has broad potential applications in the reconstructive and spine markets. The GPS® III System is marketed in conjunction with the Biomet® Rapid Recovery Program, a comprehensive approach to patient education, a minimally-invasive surgical approach and pain management that was developed in conjunction with leading orthopedic surgeons in the United States.

Fixation Devices

The Company’s fixation products include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications. The Company’s craniomaxillofacial fixation products are marketed by its subsidiary, Biomet Microfixation, Inc. All other fixation products are marketed primarily by Biomet Trauma.

Electrical Stimulation Systems. The Company is the market leader in the electrical stimulation segment of the fixation market. The U.S. Food and Drug Administration (“FDA”) has acknowledged the Company’s extensive preclinical research documenting the Mechanism of Action for its pulsed electromagnetic field (“PEMF”), capacitative coupling and direct current technologies. The Mechanism of Action for these technologies involves the stimulation of a cascade of bone morphogenic proteins (“BMPs”), as well as angiogenesis, chondrogenesis and osteogenesis.

The EBI Bone Healing System® unit is a non-invasive bone growth stimulation device indicated for the treatment of recalcitrant bone fractures (nonunions), failed fusions and congenital pseudarthrosis that have not healed with conventional surgical and/or non-surgical methods. The non-invasive bone growth stimulation devices sold by the Company generally provide an alternative to surgical intervention in the management of these bony applications. The EBI Bone Healing System® units produce low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells to differentiate, migrate and proliferate. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. Biomet Trauma’s preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-ß, BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System® unit may be utilized over a patient’s cast, incorporated into the cast or worn over the skin.

The OrthoPak® 2 Bone Growth Stimulator, which is indicated for the treatment of recalcitrant (nonunion) fractures, offers a small, lightweight, non-invasive device using capacitive coupling technology. The OrthoPak® 2 device delivers bone growth stimulation through wafer-thin electrodes that add virtually no extra weight on the nonunion site. The Mechanism of Action behind the Company’s capacitive coupling stimulation technology involves the stimulation of osteopromotive factors involved in normal bone healing, such as TGF-ß1 and PGE2. The OrthoPak® 2 product provides greater ease of use and enhances access to fracture sites that are normally hard to treat.

The Company also offers an implantable option when bone growth stimulation is required in conjunction with or subsequent to surgical intervention. The Biomet® OsteoGen® surgically implanted bone growth stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat recalcitrant (nonunion) fractures in long bones. The Mechanism of Action behind the Company’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. In addition, electrochemical reactions at the cathode lower oxygen concentrations and increase pH.

During fiscal year 2005, a private company petitioned the FDA to reclassify noninvasive bone growth stimulators from Class III to Class II medical devices. The petition was directed at products, like those described above, that utilize electromagnetic fields to stimulate bone growth. In June 2006, the FDA Advisory Panel recommended that the bone growth stimulator devices remain Class III devices. On January 17, 2007, the FDA published its agreement and sought public comment on the Advisory Panel’s recommendation that bone growth stimulators remain Class III devices. The private company that had petitioned for the down-classification of bone growth stimulators has since formally withdrawn that request. It is Biomet’s understanding that bone growth stimulators will remain Class III devices.

External Fixation Devices. External fixation is utilized for stabilization of fractures when alternative methods of fixation are not suitable. The Company offers a complete line of systems that address the various segments of the trauma and reconstructive external fixation marketplace. The DynaFix® and DynaFix® Vision™ Systems are patented, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities. The recently introduced Biomet® Vision™ FootRing System is a comprehensive external fixation system designed for the treatment of osteotomies, arthrodesis and fracture fixation indications. This system offers a simplified, snap-fit application of all fixation components to the Vision™ Ring and can be configured into a multitude of constructs ranging from simple fractures to complex construction. The Biomet® Vision™ FootRing System is made of lightweight, carbon fiber, which is radiolucent and also provides for increased patient comfort. Biomet Trauma also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.

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

The Company develops, manufactures and/or distributes innovative products that fit into key segments of the fixation marketplace. The VHS® Vari-Angle Hip Fixation System is used primarily in the treatment of hip fractures. The components of the VHS® Vari-Angle Hip Fixation System can be adjusted intraoperatively, allowing the hospital to carry less inventory, while providing greater intraoperative flexibility to achieve the optimum fixation angle.

Biomet Trauma markets several nail systems including the Holland™ Nail System, which is a single, universal trochanteric nail designed to treat all types of femoral (hip or thigh) fractures. One of Biomet Trauma’s premier products, the Biomet® Peritrochanteric Nail System, incorporates an innovative single lag screw concept and utilizes a trochanteric entry point. In conjunction with the VHS® System and the Holland™ Nail System, the Biomet® Peritrochanteric Nail System further augments the Company’s product portfolio for hip fracture fixation treatment.

The Biomet® Low Profile Tibial Nail, used to treat fractures between the knee and ankle, is primarily indicated in the treatment of unstable or nonunion fractures. The Biomet® Ankle Arthrodesis Nail is designed for reconstructive procedures where internal fixation is desired for fusion of the ankle joint. Nailing products introduced during fiscal year 2007 were the Biomet® Pediatric Locking Nail (PLN) and the Biomet® WIN™ Flexible Nail to complement Biomet Trauma’s pediatric product line. The PLN customizable locking nail was designed to provide stable fixation of femur fractures in children. The WIN™ Nail is manufactured of titanium alloy and is intended to treat a variety of long bone fractures.

The Company has also implemented several projects in the area of locked plating designs. The OptiLock® Distal Radius Plating System was designed using state-of-the-art locking technology and incorporates plates and screws that address volar, radial and dorsal plating applications. The OptiLock® Periarticular Plating System is a unique, pre-contoured plating system designed for fixation of periarticular lower extremity fractures. The system incorporates patent-pending SphereLock™ technology that allows the surgeon to utilize locked or unlocked screws in various diameters through any hole in the plate, while incorporating minimally-invasive techniques. Biomet Trauma continued to rollout the OptiLock® Proximal Tibial Plating System throughout fiscal year 2007. The Company continues to receive positive feedback from surgeons regarding this system, which was initially introduced during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Company plans to introduce the OptiLock® Distal Femoral Plating System and the Distal Tibial Plating System to complete its offering of periarticular plates, addressing a variety of simple and complex fractures.

During the first quarter of fiscal year 2008, Biomet Trauma plans to introduce the VPC™ (Variable Pitch Compression) Screw System. This system features headless stainless steel implants with a variable pitch designed to provide compression and stable fixation of small bone fragments. The VPC™ System is primarily used for the fixation of scaphoid fractures and has proved useful in a variety of other applications, including small joint arthrodesis and intra-articular fracture fixation of other small bones in the wrist, hand and forefoot.

During fiscal year 2008, the Company intends to continue to make innovative improvements in hip fracture, locked plating, external fixation and intramedullary fixation devices to enhance the Company’s portfolio of fixation implants for the trauma marketplace.

Craniomaxillofacial Fixation Systems. The Company manufactures and distributes craniomaxillofacial, neurosurgical, and thoracic titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical, plastic, ear/nose/throat, pediatric and cardiothoracic surgeons through its subsidiary, Biomet Microfixation, Inc. The Company also offers specialty craniomaxillofacial surgical instruments, HTR-PMI® Hard Tissue Replacement for repair of severe cranial defects, and the Mimix® Bone Substitute Material for use in craniomaxillofacial and neurosurgical applications.

Biomet Microfixation manufactures and markets the LactoSorb® Fixation System of resorbable plates and screws comprised of a copolymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative design, the LactoSorb® System is comparable in strength to titanium plating systems at its initial placement and is resorbed within 9 to 15 months after implantation. The LactoSorb® System is especially beneficial in pediatric reconstruction cases by eliminating the need for additional surgery to remove the plates and screws.

Biomet Microfixation plans to introduce Allogenix™ Plus bone graft material during fiscal year 2008. This biomaterial combines the lecithin-based Allogenix™ Demineralized Bone Matrix with ProOsteon® granules, resulting in an improved bone graft material. By combining a scaffold with an osteoinductive source into one product, there will not be a need to subject the patient to a second procedure in order to harvest bone chips for use as a scaffold. This also results in an economic benefit due to the reduction in operating room time that can be realized.

Bone Substitute Materials. When presented with a patient demonstrating a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. Bone substitute materials eliminate the pain created at a graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications.

Spinal Products

The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and motion preservation systems, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine tradename.

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

The SpinalPak® II Spine Fusion Stimulator utilizes capacitive coupling technology to encourage fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the stimulation of osteopromotive factors that modulate normal bone healing, such as TGF-ß1 and PGE2. The unit consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® II System is patient friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to enhance fusion success.

The surgically implanted SpF® Spinal Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind the Company’s direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. The SpF® Stimulator has exhibited a 50% increase in fusion success rates over fusions with autograft alone. The SpF® MINI is a smaller SpF® Stimulator, designed to enhance patient comfort and physician pre-implant testing and implantation.

Spinal Fixation Systems. The Company markets spinal fixation products for various spinal fusion applications. The Company’s Synergy™ System, which has been on the market since 1992, is a complete system capable of addressing both degenerative and deformity indications. It is available in both stainless steel and titanium versions, offering 4.75mm and 6.35mm rod diameters, as well as a full complement of screws ranging from 4.0mm to 8.0mm in both fixed and polyaxial styles. The Synergy™ System also contains a full offering of hooks in a wide variety of styles and sizes. A more recent introduction in this market is the Array® Spinal System, which has a single locking setscrew featuring V-Force™ Thread Technology designed to enhance the intraoperative ease of use for the surgeon. During fiscal year 2006, the Company launched the Array® Deformity Spine System, which includes various styles of screws, hooks and rods for scoliosis correction. The most recent product offering in this area is the Polaris™ System, which is a top-loading, inner tightening thoracolumbar system utilizing a patented closing mechanism known as a Helical Flange™. This feature helps prevent cross threading and seat splay, simplifying the implant closing procedure for the surgeon. Currently, the Polaris™ System is available in titanium, in 6.35mm and 5.5mm rod diameters, with both fixed and polyaxial screws ranging in size from 4.0 to 7.0mm. The Company also markets the Structure System, which utilizes various kinds of fixation washers used to secure screws to the vertebral body for an anterior screw/rod construct. In the thoracolumbar fusion area, the Company markets the Biomet® Omega 21™ Spine System. This system features a unique multidirectional coupler and expandable screw. The Company also markets the SpineLink®-II Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems by linking each spine segment individually for intrasegmental control. Through the use of a modular titanium link and polydirectional screw, this unique system provides an intrasegmental option for spine fixation, enabling the surgeon to tailor the segmental construction to the patient’s anatomy.

The Company offers a variety of spacer products for the thoracolumbar market segment. The Ionic® Spine Spacer System, for use with the Omega 21™ Spine System or SpineLink®-II Spinal Fixation System, features an open design that allows for optimal bone graft placement and bone ingrowth, along with the additional benefit of excellent postoperative x-ray visualization. The GEO Structure® family features various sizes and shapes, including ovals, straight rectangles and bent rectangles. The Geo Structure® family of products are produced from cast titanium, offering a maximum amount of space inside the implant, with a minimum amount of material, resulting in excellent strength characteristics and imaging capabilities. The Solitaire™ System is a stand-alone device for anterior indications. The TPS™ Telescopic Plate Spacer is a unique implant indicated for trauma and tumor pathologies of the thoracolumbar spine. This implant is designed as a combination of a plate and spacer that is expandable, allowing the surgeon to fit the implant to the defect. The Company also offers the ESL® (Elliptically Shaped Lumbar) and Ibex™ thoracolumbar spacers. Both of these spacers are endplate-sparing designs, reducing the risk of subsidence. In addition, both the ESL® and Ibex™ Systems are open to permit ample space for bone graft placement and growth. The ESL® System features an elliptical shape offering optimal surface contact with the vertebral body endplates. The Ibex™ implant is curved to conform to the anatomical shape of the vertebral body. Additionally, the beveled corners of the Ibex™ implant facilitate ease of use for the surgeon during implantation. The ESL® and Ibex™ thoracolumbar spacers are both available with a PEEK-OPTIMA® implant option for increased radiographic fusion assessment.

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

To address the vertebral body compression fracture market, the Company offers two systems designed for the delivery of materials to weakened bony structures, including the CDV™ and LP2™ Delivery Systems. Through a series of dilating cannulae and various instruments, the systems allow the surgeon to access the anatomy through a percutaneous approach and safely deliver high viscosity material under low, controlled pressure. The CDV™ Delivery System offers the ability to biopsy before delivery. During fiscal year 2008, the Company expects to introduce Cobalt™ V Bone Cement for vertebroplasty applications.

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

PEEK-OPTIMA® is a registered trademark of Invibio, Ltd.

The Biomet® DBM (Demineralized Bone Matrix) Putty, derived exclusively from human bone, can be used with a variety of substances, such as bone substitute material, machined allograft, autograft and platelet rich plasma, to enhance the surgeon’s treatment options. The Company also has available the InterGro® line of DBM products (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM products use lecithin as a carrier, which is a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation.

During fiscal year 2007, Biomet Spine launched PlatFORM DBM, an osteoconductive, osteoinductive and osteogenic matrix. This material consists of freeze-dried, highly flexible and pliable sheets of demineralized bone matrix putty for use as a bone void filler. PlatFORM DBM can be utilized alone or in combination with autologous bone or other forms of allograft and can be rehydrated with bone marrow aspirate for use in posterolateral spine fusions. This matrix has no synthetic additives, eliminating any surgeon concern regarding toxicity of certain carriers currently used in other DBMs.

Precision Machined Allograft. Many spinal fusion procedures, in both the lumbar and cervical spine, involve interbody spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. The Company provides services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim9 ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions, depending on the surgical approach. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

Motion Preservation Products. An IDE study for the Regain® Disc began in the United States during fiscal year 2007. The Regain® Lumbar Artificial Disc is a one-piece pyrocarbon artificial disc nucleus replacement. The pyrocarbon material has a high level of strength, is biocompatible and extremely resistant to wear. In addition, Biomet Spine is developing the Rescue™ Cervical Disc Replacement product and the Min-T™ Lumbar Artificial Disc for total lumbar disc replacement procedures.

Other Products

The Company also manufactures and distributes several other products, including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. The Company manufactures and markets a line of arthroscopy products through its Biomet Sports Medicine, Inc. subsidiary.

Arthroscopy Products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. The Company’s principal products consist of the EZLoc™ Femoral Fixation Device, the WasherLoc™ Tibial Fixation Device, LactoSorb® resorbable arthroscopic fixation products, the ALLThread™ Suture Anchor and the InnerVue™ Diagnostic Scope System, which utilizes a needle scope to diagnose knee and shoulder conditions in a physician’s office.

During fiscal year 2007, Biomet Sports Medicine signed an agreement with Marc Tec to license more than 45 patents with applications in sports medicine and arthroscopy. This agreement is expected to lead to the improvement of existing products and allow the Company to introduce unique, innovative products into the sports medicine market.

Biomet Sports Medicine also signed an exclusive marketing and distribution agreement with Kensey Nash for OrthoFill™, a proprietary resorbable bone void filler during fiscal year 2007. Further, Biomet Sports Medicine and Kensey Nash have agreed to work together to advance the research and development of Kensey Nash’s cartilage repair matrix to produce an improved clinical solution for articular cartilage defects.

Orthopedic Support Products. The Company distributes a line of orthopedic support products under the Biomet Bracing name, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints. Sales of these softgoods and bracing products are assisted by the S.O.S.SM Support-on-Site stock and bill program, which handles the details of product delivery for the healthcare provider.

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

OrthoFill™ is a trademark of Kensey Nash Corporation.

For the years ended May 31, 2007, 2006 and 2005, the Company expended approximately $94,416,000, $84,988,000, and $80,213,000, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. The Company’s principal research and development efforts relate to its orthopedic reconstructive devices, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive devices, arthroscopy products, resorbable technology, biomaterial products and autologous therapies.

The Company’s research and development efforts have produced more than 700 new products and services during the last eight fiscal years. During fiscal year 2008, the Company intends to release numerous new products, product line extensions and improvements.

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

The Company believes it is well positioned to face the changing international regulatory environment. The International Standards Organization (“ISO”) has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO certification applicable to its activity sector is internationally recognized as having quality manufacturing processes. The European Union legislation requires that medical devices bear a CE mark. The CE mark is a European Union and European Free Trade Association symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on the Company’s products. Each of the Company’s principal manufacturing facilities has been certified to ISO 13485:2003. Each of the Company’s products sold in Europe bears the CE mark, with the exception of custom-made implants that do not require a CE mark. The EU has recently reclassified Biomet’s total joint products to Class III via Directive 2005/50/EC and the Company is in the process of complying with this Directive.

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

Sales and Marketing

The Company believes that sales of its products are currently affected and will continue to be positively affected by favorable demographic trends and a shift toward a preference for technologically-advanced products. The demand for musculoskeletal products continues to grow, in part, as a result of the aging of the baby boomer population in the United States. The U.S. Census Bureau projections indicate that the population aged 55 to 75 years is expected to grow 36% to approximately 70 million people by the year 2017. Moreover, the age range of potential patients is expanding outside the traditional 55 to 75 year range, as procedures are now being recommended for younger patients and as elderly patients are remaining healthier and more active than in past generations. The Company has also observed a trend toward a demand for technologically-advanced products that are simple to use and cost effective, while applying state-of-the-art solutions to the demands of the increasingly active patient. The Company believes it has firmly positioned itself as a surgeon advocate and has worked to promote the right of the surgeon to prescribe the medical treatment best suited to the needs of the individual patient.

The Company has diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of the Company’s product offering and the quality of its salesforces collaborate to create synergies that uniquely position the Company to continue to efficiently penetrate the musculoskeletal market. In the United States, the Company’s products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In an effort to ensure the continuity of its relationships with the independent third-party distributors who represent Biomet Orthopedics, Inc., the Company incurred expenses of $39,200,000 and approximately $33,000,000 in fiscal year 2007 and the first quarter of fiscal year 2008, respectively, which negatively affected its results of operations for these periods. The Company does not expect to incur additional significant expenses related to modifying these relationships subsequent to the first quarter of fiscal year 2008. In Europe, the Company’s products are promoted by sales representatives employed by subsidiaries, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, the Company maintains direct selling organizations in ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, the Company’s products are marketed by more than 2,700 sales representatives throughout the world.

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

For the fiscal years ended May 31, 2007, 2006 and 2005, the Company’s foreign sales aggregated $800,953,000, $700,626,000 and $641,223,000, respectively, or 38%, 35% and 34% of net sales, respectively. Major international markets for the Company’s products are Western Europe, Asia Pacific, Australia, Canada and Latin America. The Company’s business in these markets is subject to pricing pressures and currency fluctuation risks. During fiscal year 2007, foreign sales were positively impacted by $38 million due to foreign currency translations. As the Company continues to expand in key international markets, it faces obstacles created by competition, governmental regulations and regulatory requirements. Additional data concerning net sales to customers, operating income, long-lived assets, capital expenditures and depreciation and amortization by geographic areas are set forth in Note L of the Notes to Consolidated Financial Statements included in Item 8 of this report and are incorporated herein by reference.

The Company has inventory located throughout the world with its customers, its distributors and direct salespersons for their use in marketing its products and in filling customer orders. As of May 31, 2007, inventory of approximately $177,506,000 was located with these distributors, salespersons and customers.

Competition

The business of the Company is highly competitive. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. Major competitors in the Company’s four major market segments are set forth below by market segment.

Reconstructive Products

The Company’s orthopedic reconstructive devices compete with those offered by DePuy, Inc. (a subsidiary of Johnson & Johnson), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.) and Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.). Management believes these four companies, together with Biomet, have the predominant share of the global orthopedic reconstructive device market. The Company believes that its prices for orthopedic reconstructive devices are competitive with those in the industry. The Company believes its future success will depend upon, among other things, its service and responsiveness to its distributors and orthopedic specialists, the continued excellent clinical results of its products, and upon its ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

The Company’s dental reconstructive products compete in the areas of dental reconstructive implants and related products. The primary competitors in the dental implant market include Nobel Biocare AB, Straumann AG, Zimmer Dental (a subsidiary of Zimmer Holdings, Inc.) and Astra Tech (part of the AstraZeneca Group).

Fixation Devices

The Company’s electrical stimulation devices primarily compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO Inc. (formerly dj Orthopedics, Inc.) and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.

The Company’s external and internal fixation devices compete with other such devices primarily on the basis of price, ease of application and clinical results. The principal competitors in the external fixation market are Smith & Nephew plc, Stryker Trauma (a division of Stryker Corp.), Synthes, Inc. and Orthofix, Inc. (a subsidiary of Orthofix International N.V.). The Company’s internal fixation product lines compete with those of Synthes, Inc., DePuy, Inc. (a Johnson & Johnson Company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Smith & Nephew plc and Stryker Trauma (a division of Stryker Corp.).

Spinal Products

The Company’s spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. The principal competitors in this area are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a Johnson & Johnson Company), Synthes, Inc., Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.

Other Products

The Company’s craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by Synthes, Inc., Stryker Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc. and Codman (a Johnson & Johnson Company).

The Company’s arthroscopy products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy (a division of Smith & Nephew plc, Stryker Corp, Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson Company), Arthrocare Corp., and Arthrex, Inc.

The Company’s orthopedic support products consist primarily of back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces and ankle supports that compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO Inc. (formerly dj Orthopedics, Inc.) and Ossur. Competition in the bracing market is on the basis of product design, service and price.

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

The Company purchases all components of its electrical stimulators from approximately 190 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, the Company believes that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before the Company’s orders could be filled.

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

Employees

As of May 31, 2007, the Company’s domestic operations (including Puerto Rico) employed approximately 4,254 persons, of whom approximately 2,215 were engaged in production and approximately 2,039 in research and development, sales, marketing, administrative and clerical efforts. The Company’s international subsidiaries employed approximately 2,252 persons, of whom approximately 1,132 were engaged in production and approximately 1,120 in research and development, sales, marketing, administrative and clerical efforts. None of the Company’s principal domestic manufacturing employees is represented by a labor union. The production employees at its Bridgend, South Wales facility are organized. Employees working at the facilities in Germany; Valence, France; and Valencia, Spain are represented by statutory Workers’ Councils which negotiate labor hours and termination rights. The Workers’ Councils do not directly represent such employees with regard to collective bargaining of wages or benefits. The Company believes that its relationship with all of its employees is satisfactory.

The establishment of Biomet’s domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of Biomet® products. The Company’s European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. The Company’s Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force.

Patents and Trademarks

The Company believes that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, management continues to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. Management enforces its intellectual property rights consistent with the Company’s strategic business objectives. The Company does not believe that it has any single patent or license (or series of patents or licenses) that is material to its operations. The Company is not aware of any single patent that, if lost or invalidated, would be material to its consolidated revenues or earnings. The Company currently has more than 1,200 patents and in excess of 650 pending patent applications.

BIOMET is the Company’s principal registered trademark throughout the world, and registrations have been obtained or are in process with respect to various other trademarks associated with the Company’s products. Unless otherwise noted in this report, all trademarks contained herein are owned by Biomet Manufacturing Corp. or one of its affiliates.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, business background, positions held with the Company and tenure as an executive officer of each of the Company’s executive officers as of July 17, 2007 are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years. Executive officers are elected annually by the Board to serve for one year and until their successors are elected, subject to resignation, retirement or removal.

Name, Age and Business Experience	Served as Executive Officer Since	Current Position(s) with the Company

Jeffrey R. Binder, 44 President and Chief Executive Officer since February 2007. Prior thereto, he served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. He previously served as President of Abbott Spine from June 2003 to January 2006, and President and Chief Executive Officer of Spinal Concepts from 2000 until June 2003.	2007	President and Chief Executive Officer of Biomet, Inc.

Daniel P. Florin, 43
Senior Vice President and Chief Financial Officer since June 5, 2007. Prior thereto, he served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, he served in financial leadership positions within Boston Scientific Corporation and various business units since July 1995.	2007	Senior Vice President and Chief Financial Officer

J. Pat Richardson, 47 Corporate Vice President – Finance since June 7, 2007. Prior thereto, he served as Vice President – Finance, Interim Chief Financial Officer and Treasurer of Biomet, Inc. since April 2007. Prior thereto, Mr. Richardson served in financial leadership positions within various Johnson & Johnson business units (Cordis: Vice President, Finance – Cardiology from August 2000 to April 2007 and Group Controller–Cardiology from April 2004 to August 2006; DePuy Orthopaedics: Vice President, Finance – Orthopaedics from June 1997 to April 2004.	2007	Corporate Vice President – Finance

James W. Haller, 50 Controller and Vice President – Finance of Biomet Orthopedics, Inc. since June 2001.	1991	Controller of Biomet, Inc. and Vice President – Finance of Biomet Orthopedics, Inc.

Roger P. van Broeck, 58 Senior Vice President of Biomet, Inc. since June 7, 2007. Prior thereto, he served as Vice President since July 2004, and President of Biomet Europe since March 2004. Prior thereto Chief Executive Officer of BioMer C.V. and Biomet Merck B.V.	2004	Senior Vice President of Biomet, Inc. and President of Biomet Europe

Steven F. Schiess, 47 Senior Vice President of Biomet, Inc. since June 7, 2007. Prior thereto, he served as Vice President and President of Implant Innovations, Inc. since June 2005. Prior thereto, Senior Vice President, Sales and Marketing of Implant Innovations, Inc.	2005	Senior Vice President of Biomet, Inc. and President of Biomet 3i, Inc. (formerly Implant Innovations, Inc.)

Bradley J. Tandy, 48 Senior Vice President, General Counsel and Secretary since April 2007. Prior thereto, he served as Senior Vice President, Acting General Counsel and Secretary from January 2007 to April 2007 and Senior Vice President, Acting General Counsel, Secretary and Corporate Compliance Officer from March 2006 to January 2007. He previously served as Vice President, Assistant General Counsel and Corporate Compliance Officer.	2006	Senior Vice President, General Counsel and Secretary of Biomet, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT, continued

Name, Age and Business Experience	Served as Executive Officer Since	Current Position(s) with the Company

Thomas R. Allen, 54 President of Biomet International since June 2006. Prior thereto, he served as Vice President - The Americas and Asia Pacific for Biomet Orthopedics, Inc.	2006	President of Biomet International

Richard J. Borror, 48 Senior Vice President, Operations since June 7, 2007. Prior thereto, he served as Chief Information Officer and Corporate Vice President for Manufacturing since April 2006. Corporate Vice President for Manufacturing from December 2005 to April 2006. Prior thereto, Vice President - Manufacturing for Biomet Manufacturing Corp.	2006	Senior Vice President, Operations

Gregory W. Sasso, 45 Senior Vice President, Biomet and President, Biomet SBU Operations since June 7, 2007. Prior thereto, he served as Senior Vice President – Corporate Development and Communications since June 2006. Prior thereto, Vice President – Corporate Development and Communications of Biomet, Inc.	2006	Senior Vice President, Biomet and President, Biomet SBU Operations

Darlene Whaley, 50 Senior Vice President – Human Resources since June 2006. Prior thereto, Vice President – Human Resources.	2006	Senior Vice President – Human Resources of Biomet, Inc.

William C. Kolter, 49 Senior Vice President, Biomet Orthopedics Commercial Operations since June 7, 2007. Prior thereto, he served as President, Biomet Orthopedics, Inc. since December 2005. Prior thereto, Vice President – Marketing of Biomet Orthopedics, Inc.	2006	Senior Vice President, Biomet Orthopedics Commercial Operations

Glen A. Kashuba, 44 Senior Vice President and President of Biomet Trauma & Biomet Spine since April 2007. Prior thereto, Mr. Kashuba served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Mr. Kashuba had been with Johnson & Johnson since 1998, also holding the positions of Worldwide President of Codman Neuro Science (from December 2002 to November 2005) and U.S. President of DePuy AcroMed, now known as DePuy Spine.	2007	Senior Vice President of Biomet, Inc. and President of Biomet Trauma & Biomet Spine

Item 1A.	Risk Factors.

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

Sales of the Company’s reconstructive products accounted for approximately 71% of the Company’s net sales for fiscal 2007 and approximately 68% of the Company’s net sales for fiscal 2006. The Company expects sales of reconstructive products to continue to account for a significant portion of the Company’s aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect the Company’s business, results of operations and financial condition.

If the Company is unable to continue to develop and market new products and technologies in a timely manner, the demand for the Company’s products may decrease or the Company’s products could become obsolete, and the Company’s revenue and profitability may decline.

The market for the Company’s products is highly competitive and dominated by a small number of large companies. The Company is continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of the Company’s growth rate. The Company’s ability to continue to grow sales effectively depends on the Company’s capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals and clearances for future products could result in delayed realization of product revenues or in substantial additional costs that could have a material adverse effect on the Company’s business or results of operations. In addition, if the Company’s competitors’ new products and technologies reach the market before the Company’s products, they may gain a competitive advantage or render the Company’s products obsolete. The ultimate success of the Company’s product development efforts will depend on many factors, including, but not limited to, the Company’s ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner and manufacture and deliver products and instrumentation in sufficient volumes on time.

Moreover, research and development efforts may require a substantial investment of time and resources before the Company are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that the Company is able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by the Company’s competitors of products embodying new technologies or features.

The Company and the Company’s customers are subject to substantial government regulation and compliance with these regulations can have a material adverse effect on the Company’s business.

The medical devices the Company design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation throughout the world, and the Company does not anticipate this trend to dissipate in the near future.

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

Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices. Governmental and regulatory actions against the Company can result in various actions that could adversely impact the Company’s operations, including:

•	the recall or seizure of products;

•	the suspension or revocation of the authority necessary for the production or sale of a product;

•	the suspension of shipments from particular manufacturing facilities;

•	the imposition of fines and penalties;

•	the delay of the Company’s ability to introduce new products into the market;

•

the exclusion of the Company’s products from being reimbursed by federal and state health care programs (such as Medicare, Medicaid, Veterans Administration health programs and Civilian Health and Medical Program Uniformed Service, or CHAMPUS); and

•	other civil or criminal sanctions against the Company.

Any of these actions, in combination or alone, or even a public announcement that the Company are being investigated for possible violations of these laws, could have a material adverse effect on the Company’s business, results of operations and financial condition.

In many of the foreign countries in which the Company markets its products, the Company is subject to regulations affecting, among other things: clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company’s devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require the Company’s products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on the Company’s business, results of operations and financial condition.

As both the U.S. and foreign government regulators have become increasingly stringent, the Company may be subject to more rigorous regulation by governmental authorities in the future. The Company’s products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If the Company fails to adequately address any of these regulations, the Company’s business will be harmed.

The Company, like other companies in the orthopedic industry, is involved in ongoing investigations by the U.S. Department of Justice, the results of which may adversely impact the Company’s business and results of operations.

On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of the Company’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 the Company received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has subsequently received additional requests for information, both informally and by subpoena.

The U.S. Attorney’s Office and the Company have recently begun discussions regarding a potential resolution of this matter. The results of any resolution remain uncertain at this time, but could, among other things, require monetary payments, cause the Company to significantly change some of its existing business practices, and include the potential for additional governmental oversight. Although the Company has cooperated and intends to continue to cooperate fully with the Department of Justice inquiry, discussions are still in preliminary stages with respect to the terms of any proposed resolution and there can be no assurance that the Company will enter into a consensual resolution of this matter with the U.S. Attorney’s Office.

From time to time, the Company has been, and may be in the future, the subject of additional investigations. If, as a result of these investigations, the Company is found to have violated one or more applicable laws, the Company’s business, results of operations and financial condition could be materially adversely affected. If some of the Company’s existing business practices are challenged as unlawful, the Company may have to change those practices, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company conducts a significant amount of the Company’s sales activity outside of the United States, which subjects the Company to additional business risks and may cause the Company’s profitability to decline due to increased costs.

During fiscal 2007, the Company derived approximately $801 million, or 38% of the Company’s net sales, from sales of the Company’s products outside of the United States. The Company intends to continue to pursue growth opportunities in sales internationally, which could expose the Company to additional risks associated with international sales and operations. The Company’s international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal and labor regulations;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.

In addition, the Company is subject to risks arising from currency exchange rate fluctuations, which could increase the Company’s costs and may cause the Company’s profitability to decline. The U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of the Company’s foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on the Company’s results of operations. The Company’s consolidated net sales were positively affected by approximately 2% during fiscal 2007, as a result of the impact of foreign currency translations. At the present time, the Company does not engage in hedging transactions to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

Any of these factors may, individually or as a group, have a material adverse effect on the Company’s business, results of operations and financial condition.

Sales may decline if the Company’s customers do not receive adequate levels of reimbursement from third-party payors for the Company’s products and if certain types of healthcare programs are adopted in the Company’s key markets.

In the United States, healthcare providers that purchase the Company’s products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of the Company’s musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may be unable to sell certain products on a profitable basis, thereby materially adversely impacting the Company’s results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company’s products.

In addition, some healthcare providers in the United States have adopted, or are considering the adoption of, a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these and other pricing pressures, the Company’s competitors may lower the prices for their products. The Company may not be able to match the prices offered by the Company’s competitors, thereby adversely impacting the Company’s results of operations and future prospects. Further, in the event that the United States considers the adoption of a national healthcare system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which the Company’s products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of the Company’s products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. The Company’s ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

The Company is subject to cost-containment efforts of group purchasing organizations, which may have a material adverse effect on the Company’s results of operations and financial condition.

Many customers of the Company’s products have joined group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If the Company is not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase the Company’s products, and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, the Company may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. The Company’s failure to respond to the cost-containment efforts of group purchasing organizations may cause the Company to lose market share to the Company’s competitors and could have a material adverse effect on the Company’s sales, results of operations and financial condition.

Loss of the Company’s key management and other personnel, or an inability to attract such management and other personnel, could impact the Company’s business.

The Company depends on the Company’s senior managers and other key personnel to run the Company’s business and on technical experts to develop new products and technologies. The loss of any of these senior managers or other key personnel could adversely affect the Company’s operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the management, operation and expansion of the Company’s business could hinder the Company’s ability to expand, conduct research and development activities successfully and develop marketable products.

Increased costs of retaining existing independent sales agents of the Company’s products have negatively affected the Company’s results of operations and if the Company fails to retain the Company’s existing relationships with these independent sales agents or establish relationships with different agents, the Company’s results of operations may be negatively impacted.

The Company’s revenues and profitability depend largely on the ability of independent sales agents to sell the Company’s products to customers. Typically, these agents have developed long-standing relationships with the Company’s customers and provide the Company’s customers with the necessary training and product support relating to the Company’s products. The average tenure of the Company’s independent sales agents within Biomet Orthopedics, Inc. is 9 years.

Following the announcement of the Merger Agreement, in an attempt to exploit the uncertainty related to the pending transaction, the Company’s direct competitors approached the independent sales agents the Company works with and offered them incentives to discontinue their existing relationships with the Company. In an effort to ensure the continuity of its relationships with the independent third-party distributors who represent Biomet Orthopedics, Inc., the Company incurred expenses of $39,200,000 and approximately $33,000,000 in fiscal year 2007 and the first quarter of fiscal year 2008, respectively, which negatively affected its results of operations for these periods. The Company does not currently expect to incur additional significant expenses related to modifying these relationships subsequent to the first quarter of fiscal year 2008. In addition, the Company and its subsidiary, Biomet Orthopedics, Inc., recently initiated legal proceedings in Marion County, Indiana against a direct competitor and certain former independent sales agents related to the foregoing. For further information on this proceeding see “Item 3. Legal Proceedings - Other Litigation.” If the Company fails to retain it’s existing relationships with these agents or establish relationships with different agents, the Company’s results of operations may be negatively impacted.

The Company’s business may be harmed as a result of litigation.

The Company’s involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, the Company has received product liability claims relating to the Company’s products and anticipate that it will continue to receive claims in the future, some of which could have a material adverse impact on the Company’s business. In addition, the Company could experience a material design or manufacturing failure in the Company’s products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of the Company’s products. The Company’s existing product liability insurance coverage may be inadequate to satisfy liabilities the Company might incur. If a product liability claim or series of claims is brought against the Company for uninsured liabilities or is in excess of the Company’s insurance coverage limits, the Company’s business could suffer and the Company’s results could be materially adversely impacted.

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

The Company has approximately 20 manufacturing operations located throughout the world. However, a significant portion of the Company’s products are produced at and shipped from the Company’s facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, the Company would be forced to shift production to the Company’s other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on the Company’s business prospects, results of operations and financial condition.

Risks Relating to the Stock Options Investigation and the Merger

The Company’s review of historical stock option granting practices and restatement of consolidated financial statements may result in future litigation or regulatory inquiries, which could harm the Company’s financial results.

On December 18, 2006 and March 30, 2007, the Company announced preliminary and updated reports from the Special Committee following the publication of an analyst report suggesting that certain historical stock option grants took place on dates when the Company’s stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of stock options. Based upon the analysis of these reports and relevant accounting literature, including Staff Accounting Bulletin No. 99, the Company’s Audit Committee determined on March 30, 2007 that the Company should amend the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2006 and the Quarterly Report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of the consolidated financial statements reflected therein (fiscal years 2006, 2005 and 2004 and periods ended August 31, 2006 and 2005) and related disclosures reflected therein.

On May 25, 2007, the Company’s Board of Directors received and discussed the updated findings contained in the Special Committee’s final report, which concluded that:

•

the Company’s written stock option plans were treated by the Company’s management, and the stock option committee, as formalities concerning the manner in which individual stock option grants were to be approved, resulting in a failure to abide by the terms of the plans;

•

the Company failed to receive appropriate legal or accounting advice from the Company’s former general counsel and the chief financial officer related to the Company’s stock option program and, as a result, relevant legal and accounting rules were not followed;

•

the Company failed to put in place and implement internal controls to manage the Company’s stock option program, including failing to devote sufficient resources to the administration of the Company’s stock option program;

•

the Company failed to prepare and maintain appropriate books and records documenting the administration of the Company’s stock option program, specifically with regard to the approval of individual stock option grants;

•	most stock options issued by the Company were dated on dates other than the date of grant of those options, as that date was defined by the stock option plans;

•	the Company engaged in purposeful “opportunistic” dating (and, therefore, pricing) of stock options; and

•	as a result of these deficiencies, certain of the Company’s proxy statements were inaccurate.

The Company’s review of historical stock option granting practices has required it to incur additional expenses for legal, accounting, tax and other professional services, and could in the future adversely affect the Company’s business, results of operations, financial condition and cash flows, including by virtue of exposing the Company to greater risks associated with litigation, regulatory and other governmental proceedings. The Company has also incurred (or expects to incur) expenses in connection with certain corrective actions approved by its Compensation and Stock Option Committee with respect to misdated or mispriced stock options, including (a) payments to compensate certain former option holders whose option exercise prices the Company increased to the fair market value of the shares underlying such options on the “measurement date” (as that term is defined in Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) for the options and (b) payments to the IRS on behalf of certain option holders (and reimbursement of one of the Company’s executive officers) to cover taxes and penalties payable by such individuals as a result of their exercise of misdated or mispriced stock options prior to the date the Company amended such options to bring them into compliance with (and thereby avoid the taxes and penalties imposed under) section 409A of the Internal Revenue Code of 1986, as amended, or the Code, as well as gross-up payments to such individuals for any taxes they incur as a result of such payments. In connection with the closing of the Offer, all outstanding options, each an Option, to purchase Shares under Biomet’s stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an Option, less any required withholding taxes. While the Company believes that it has made appropriate judgments in determining the correct measurement dates for the approximately 17,000 stock option awards in question, the SEC or other governmental agencies may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial and other impacts of past stock option grant measurement date errors, and there is a risk that any such inquiry could lead to circumstances in which the Company may have to further restate the Company’s prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated by the Company. Any such circumstance could also lead to future delays in filing the Company’s subsequent SEC reports and delisting of the Company’s Shares from The NASDAQ Global Select Market. The Company cannot give assurance that any future litigation or regulatory action will result in the same conclusions as those reached by the Audit Committee. The conduct and resolution of these matters may be time consuming, expensive and distracting from the conduct of the Company’s business. Furthermore, if the Company is subject to adverse findings in any of these matters, the Company could be required to pay damages, penalties or additional taxes or have other remedies imposed upon it, which could harm the Company’s business, results of operations, financial condition and cash flows.

The Company has been named as a party to a number of shareholder derivative lawsuits relating to the Company’s historical stock option grant practices, and the Company may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on the Company’s results of operations and financial condition.

In connection with the Company’s historical stock option granting practices and resulting restatements, a number of derivative actions were filed against certain of the Company’s current and former directors and officers, purporting to assert claims on the Company’s behalf. On May 25, 2007, the Board received and discussed an updated report from its Special Committee, which concluded that pursuing these shareholder derivative lawsuits was not in the Company’s best interests. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder derivative lawsuits and result in dismissal of these lawsuits. The Company cannot, however, predict the outcome of these current lawsuits, nor can the Company predict the amount of time and expense that will be required to resolve them. There may also be additional lawsuits of this nature filed in the future. Defending the current lawsuits and any additional shareholder derivative lawsuits may become time consuming and expensive, and an unfavorable outcome in any of these cases could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the issues arising from the Company’s previous retroactive pricing of stock options may make it more difficult to obtain director and officer insurance coverage in the future. If the Company is able to obtain this coverage, it could be significantly more costly than in the past, which could have an adverse effect on the Company’s financial results and cash flows. As a result of this and related factors, the Company’s directors and officers could face increased risks of personal liability in connection with the performance of their duties. Consequently, the Company may have difficulty attracting and retaining qualified directors and officers, which could adversely affect the Company’s business.

The Company is subject to litigation related to the Merger.

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The Long action names as defendants each member of the Company’s Board of Directors at the time, Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P., and TPG Partners V, L.P. In March, 2007, the defendants filed motions to dismiss the plaintiff’s complaint, and these motions are currently pending before the court. On January 2, 2007, a purported class-action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in Supreme Court for the State of New York, New York County. The Gervasio complaint named as defendants the Company, each member of the Company’s Board of Directors at the time, The Blackstone Group L.P. and Kohlberg Kravis Roberts & Co. The Gervasio complaint also purported to name as defendants Goldman Sachs Capital Partners and Texas Pacific Group, neither of which is a legally existing entity. On March 26, 2007, the court granted defendants’ motion to dismiss the Gervasio action. A third purported class-action lawsuit captioned Corry v. Biomet, Inc., et al., was filed in New York state court in the County of New York on January 9, 2007, and was voluntarily discontinued on February 14, 2007. On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of these purported class action lawsuits relating to the Merger. However, additional lawsuits pertaining to the Merger could be filed in the future.

Any conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In addition, the cost to the Company of defending the litigation, even if resolved in the Company’s favor, could be substantial. Such litigation could also substantially divert the attention of the Company’s management and the Company’s resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm the Company’s ability to compete in the marketplace.

Biomet’s controlling shareholder may have interests that conflict with the interests of other stakeholders.

LVB beneficially owns over 80% of Biomet’s Common Shares. Subject to the terms of the Merger Agreement, LVB generally will have the ability to elect substantially all of the members of Biomet’s Board of Directors and will generally be able to select its management team, determine its corporate and management policies and make decisions relating to fundamental corporate actions. The directors elected by LVB generally will have the authority to make decisions affecting Biomet’s capital structure, including the issuance of debt and declaration of dividends, and to authorize transactions. These decisions could enhance LVB’s equity investment while involving risks to the interests of other stakeholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, the Company maintains more than 30 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America. The Company believes that all of its facilities are adequate, well-maintained and suitable for the development, manufacture, distribution and marketing of all its products. As of May 31, 2007, the Company owned 17 facilities and leased five facilities. The following are the Company’s principal properties as of May 31, 2007:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, Inc.	Warsaw, Indiana	517,200	Owned

Administrative, manufacturing and distribution facility of EBI, L.P. and administrative offices of Electro-Biology, Inc.	(1) Parsippany, New Jersey[1] (2) Parsippany, New Jersey	63,000 209,700	Owned Owned

Administrative, manufacturing and distribution facility of Biomet Microfixation, Inc.	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility of Biomet 3i, Inc.	(1) Palm Beach Gardens, FL (2) Palm Beach Gardens, FL2	117,000 69,000	Owned Owned

Office and manufacturing facilities of Biomet Sports Medicine, Inc.	(1) Ontario, California (2) Redding, California	35,400 14,400	Owned Leased

Office and manufacturing facility of Electro-Biology, Inc.	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned

Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned

Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland BV, Walter Lorenz Surgical Europe B.V. and Biomet 3i Netherlands B.V.	Dordrecht, The Netherlands	37,700	Owned

Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	83,517	Owned

Office, manufacturing and warehouse facilities of Biomet Cementing Technologies AB	Sjöbo, Sweden	24,200	Owned

Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales (2) Swindon, England	105,200 53,400	Owned Owned

[1]	Includes 42,000 square feet of space in this facility that is leased to other parties.

[2]	Includes 23,000 square feet of space in this facility that is leased to other parties.

Item 3.	Legal Proceedings.

U.S. Department of Justice Investigations.

On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of the Company’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 the Company received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has subsequently received additional requests for information, both informally and by subpoena.

The U.S. Attorney’s Office and the Company have recently begun discussions regarding a potential resolution of this matter. The results of any resolution remain uncertain at this time, but could, among other things, require monetary payments, cause the Company to significantly change some of its existing business practices, and include the potential for additional governmental oversight. Although the Company has cooperated and intends to continue to cooperate fully with the Department of Justice inquiry, discussions are still in preliminary stages with respect to the terms of any proposed resolution and there can be no assurance that the Company will enter into a consensual resolution of this matter with the U.S. Attorney’s Office. Given the preliminary nature of these discussions, the Company does not believe that a range of loss is estimable; therefore, the Company has not accrued for any losses with regard to this inquiry.

In June 2006, the Company received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents from January 2001 through June 2006 regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices, or the subpoena. The Company is aware of similar subpoenas directed to other companies in the orthopedic industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the subpoena has currently been narrowed to a specific geographic region and specific product lines. It is the Company’s belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is the Company’s belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of the Company’s competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to the Company. Neither the Company, the Company’s independent distributor, nor the Company’s independent sales representative took any action in response to the e-mail, and the Company believes that no anticompetitive activity took place as a result of it. The Company requires compliance by the Company’s employees and the Company’s independent distributors with the Company’s Code of Business Conduct and Ethics and with applicable antitrust laws. The information provided herein is limited to the information available to the Company at the present time and the Company cannot offer any assurances as to the scope and final outcome of this investigation. On an issue related to the subpoena the Company has received two complaints in class action lawsuits alleging violations of the Sherman Antitrust Act. In addition, the Company is aware of other complaints that have been filed, but not served on the Company. The complaints also named various other companies in the orthopedic industry as defendants. The Company intends to vigorously defend this matter and believes that it has meritorious defenses to the claims being asserted.

In May 2007, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the Company’s subsidiary EBI, L.P. for the time period from January 1999 through the present. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company intends to fully cooperate with the request of the Department of Justice. Further, the Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Litigation Relating to Past Stock Option Grant Practices.

On September 21, 2006, two shareholder-derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko Country, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option awards by the Company dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint, which is currently pending with the court.

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

Pursuant to Indiana law and provisions of the Company’s article of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits.

On May 25, 2007, the Board received and discussed an updated report from its Special Committee, which concluded that pursuing these three shareholder-derivative complaints was not in the Company’s best interests. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder-derivative claims and result in the dismissal of these complaints.

Litigation Relating to the Merger.

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The lawsuit names as defendants each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., and Blackstone Capital Partners V L.P., KKR 2006 Fund L.P., Goldman Sachs Investments Ltd., and TPG Partners V, L.P. The complaint alleges, among other things, that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to the Company’s shareholders by the Company’s directors in connection with the Company’s entry into the Merger Agreement. Among the purported fiduciary breaches alleged in the complaint is that the Company’s director defendants “knew that the only way they could escape liability for their stock option granting improprieties would be to sell the Company, thus eliminating their liability.” The complaint seeks, among other relief, class certification of the lawsuit, a declaration that the Merger Agreement was entered into in breach of the fiduciary duties of the defendants, an injunction preventing the defendants from proceeding with the Merger unless and until the defendants implement procedures to obtain the highest possible sale price, an order directing the defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s shareholders until the process for a sale of Biomet is completed and the highest price is obtained, an order directing the defendants to exercise their fiduciary duty to disclose all material information in their possession concerning the Merger prior to the shareholder vote, including the Company’s fiscal 2007 second quarter financial results, imposition of a constructive trust upon any benefits improperly received by the defendants, an award of attorneys’ fees and expenses, and such other relief as the court might find just and proper. On March 29 and 30, 2007, the defendants filed motions to dismiss the plaintiffs’ complaint, and these motions are currently pending before the court.

On January 2, 2007, a purported class action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in the Supreme Court for the State of New York, New York County. A virtually identical action was filed on January 9, 2007, captioned Corry v. Biomet, Inc., etal., in the same court. Both of these lawsuits named as defendants Biomet, each member of its Board of Directors at the time, Dane Miller, Ph.D., The Blackstone Group L.P., Kohlberg Kravis Roberts & Co., Goldman Sachs Capital Partners, and Texas Pacific Group. The lawsuits made essentially the same claims and sought the same relief as in the Long action described above. On January 29, 2007, defendants filed a joint motion to dismiss Gervasio. On February 14, 2007, the plaintiff in Corry voluntarily discontinued his lawsuit and informed defendants that he intended to intervene in Gervasio. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio.

Pursuant to Indiana law and provisions of the Company’s articles of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits, with the exception of Dane Miller, Ph.D., whose status as a defendant does not arise from his status as a former director or officer.

On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of the Company’s shareholders following the announcement of the proposed Merger. Each of Biomet and the other defendants denies all of the allegations in these lawsuits, including any allegation that its current disclosures with regard to the pending Merger are false, misleading or incomplete in any way. Nevertheless, without admitting any liability or wrongdoing, the Company and other defendants in these cases have agreed in principle to settle them in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the closing of the Merger posed by these lawsuits. Such settlement is subject to execution and delivery of definitive documentation, the closing of the Merger and court approval. If the settlement becomes effective, the lawsuits will be dismissed with prejudice.

Pursuant to the terms of the settlement, the Company has agreed to make available meaningful additional information, including financial information, to its shareholders. Such additional information is contained in the Company’s Current Report on Form 8-K filed on May 31, 2007. In addition, the Sponsor Group has agreed to cause the Company (or the Company’s successors) to pay the legal fees and expenses of plaintiffs’ counsel, in an amount of $600,000 in the aggregate, subject to the approval by the court and the closing of the Merger. This payment will not affect the amount of consideration to be paid in the Merger. The details of the settlement will be set forth in a notice to be sent to the Company’s shareholders prior to a hearing before the court to consider the settlement. The settlement will not affect the consideration to be paid in the Merger to the Company’s shareholders in connection with the proposed Merger.

Additional lawsuits pertaining to the Merger could be filed in the future.

Nasdaq Delisting Proceedings.

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

On May 29, 2007, the Panel made a determination with respect to the Company’s April 19, 2007 and May 22, 2007 requests. In its May 29, 2007 determination, the Panel granted the Company’s request to extend the time to file the Company’s reports on Form 10-Q for the second and third quarters of fiscal 2007, and to complete all required restatements, to on or before July 11, 2007. The Panel added that notwithstanding this extension it expects the Company to comply with the terms of the exception by the June 12, 2007 date referenced in the Company’s April 19, 2007 and May 22, 2007 requests. On June 7, 2007, the Company received a letter from the Panel stating that Biomet has evidenced compliance with the Panel’s prior decisions and all applicable Nasdaq Marketplace Rules, and that the Panel has determined to continue the listing of Biomets’ common shares on the NASDAQ Global Select Market.

Other Litigation.

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as “Medtronic”) brought an action against EBI and Biomet alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. Medtronic’s complaint did not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company filed a counterclaim seeking a finding of noninfringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. The litigation is in the early stages of discovery. The Company is vigorously defending this matter and intends to continue to do so.

The Company and its subsidiary, Biomet Orthopedics, Inc., recently initiated legal proceedings against Zimmer US, Inc. (“Zimmer”), certain former Biomet distributors, and David Montgomery, a former employee of the Company who currently works for Zimmer. The thirteen count lawsuit filed in Marion County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate Biomet confidential information, to interfere with Biomet’s contractual relations with distributors and to attempt to buy the assets of most of Biomet’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to the Company. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with the Company, and although no amount of money damages can completely compensate the Company for the losses it has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with its sales force. To the extent the Company sustained damages as a result of its former distributors agreeing to purportedly sell their assets to Zimmer, the Company is seeking to recover lost profits and other damages as well. In addition, the Company is seeking to recover punitive damages from the defendants.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to the Company under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment, and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007 a temporary restraining order was entered against the former Biomet distributor. Prior to the filing of the suit described above, that former Biomet distributor sued one of his former employees, who decided to continue to represent Biomet products in the future as he has for nearly ten years. The suit brought against this employee by the former Biomet distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the former Biomet distributor by continuing to sell the same Biomet products he sold while employed by the former Biomet distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

THIS PAGE INTENTIONALLY LEFT BLANK

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table shows the quarterly range of high and low sales prices for the Company’s Common Shares as reported by The Nasdaq Stock Market for each of the three most recent fiscal years ended May 31. The approximate number of shareholders of record as of July 25, 2007, was 3,150.

		High	Low
2007
	Fourth	$43.75	$41.94
	Third	42.67	37.40
	Second	39.25	32.00
	First	36.07	30.22
2006
	Fourth	$39.45	$33.64
	Third	38.66	34.90
	Second	39.09	32.50
	First	39.11	33.64
2005
	Fourth	$43.32	$34.90
	Third	49.64	40.53
	Second	49.50	43.13
	First	49.60	39.69

The Company paid cash dividends of $0.30, $0.25 and $0.20 per share during fiscal years ending May 31, 2007, 2006 and 2005, respectively.

During the year ended May 31, 2007, the Company had two publicly-announced share repurchase programs outstanding. The first, announced June 30, 2005, approved the purchase of 2,500,000 shares to be automatically purchased daily in equal increments over a twelve-month period. The remaining shares available under this plan were purchased during the three months ended August 31, 2006. The second, announced December 21, 2005, approved the purchase of shares up to $100 million in open market or privately negotiated transactions expiring December 20, 2006. The Company did not repurchase any shares during the fiscal quarter ended May 31, 2007. When the plan expired on December 20, 2006, $45,861,743 remained available to purchase additional shares under the December 21, 2005 share repurchase plan.

Information regarding securities authorized for issuance under Biomet’s equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.	Selected Financial Data.

Income Statement Data(1)

Years ended May 31,

(in thousands, except per share amounts)

	2007	2006	2005	2004	2003
Net sales	$2,107,428	$2,025,739	$1,879,950	$1,615,253	$1,390,300
Cost of sales	642,270	582,106	533,355	462,166	408,091

Gross profit	1,465,158	1,443,633	1,346,595	1,153,087	982,209
Selling, general and administrative expenses	881,140	750,259	696,302	600,208	501,972
Research and development expense	94,416	84,988	80,213	64,964	56,901
In-process research and development	—	—	26,020	1,250	—
Other charges/(credits)	—	—	—	—	(5,800)

Operating income	489,602	608,386	544,060	486,665	429,136
Other income, net	11,970	2,609	2,409	14,052	12,675

Income before income taxes and minority interest	501,572	610,995	546,469	500,717	441,811
Provision for income taxes	165,680	205,087	197,096	173,322	153,641

Income before minority interest	335,892	405,908	349,373	327,395	288,170
Minority interest	—	—	—	7,071	8,081

Net income	$335,892	$405,908	$349,373	$320,324	$280,089

Earnings per share:
Basic	$1.37	$1.64	$1.38	$1.25	$1.08
Diluted	1.37	1.63	1.37	1.25	1.07
Shares used in the computation of earnings per share:
Basic	245,217	247,576	252,387	255,512	259,493
Diluted	245,217	248,430	254,148	257,204	261,394

Cash dividends paid per common share	$.30	$.25	$.20	$.15	$.10

Balance Sheet Data(1) At May 31, (in thousands)
	2007	2006	2005	2004	2003
Working capital	$1,105,976	$816,566	$677,438	$810,718	$848,709
Total assets	2,457,861	2,282,647	2,114,945	1,790,120	1,681,403
Shareholders’ equity	2,049,224	1,720,194	1,568,844	1,451,669	1,289,742

(1)	The selected financial data includes the operations of Interpore International, Inc. from its date of acquisition (June 18, 2004).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Company’s consolidated financial statements and the corresponding notes contained herein. The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to certain risk factors, as discussed elsewhere in this report under the caption Forward-Looking Statements.

Overview

Biomet, Inc. (the “Company”) is engaged in the research, development, manufacturing and marketing of products used primarily by musculoskeletal medical specialists. The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major market segments: reconstructive products, fixation devices, spinal products and other products. Reconstructive products, which represented 71% of the Company’s net sales for fiscal year 2007, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, the GPS® System and the procedure-specific instrumentation required to implant the Company’s reconstructive systems. Fixation devices, which represented 11% of the Company’s net sales for fiscal year 2007, include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine. Spinal products, which represented 10% of the Company’s net sales for fiscal year 2007, include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics. The other product sales category, which represented 8% of the Company’s net sales for fiscal year 2007, includes arthroscopy products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products. Depending on the intended application, the Company reports sales of bone substitute materials in the reconstructive product, fixation device or spinal product segment.

The Company has operations at over 50 locations and distributes its products in over 100 countries throughout the world and manages its operations through three reportable geographic markets: United States, Europe and Rest of World. The Company experienced solid net sales growth in its reconstructive product lines during fiscal year 2007 in both domestic and international markets, which is attributable to the Company’s emphasis on technological advances through product line extensions and new product introductions. In addition, growth in the patient population (as a result of increases in both the size of the elderly population and the expansion of the traditional age bracket of musculoskeletal patients) has contributed to this growth. Sales for fixation and spinal products decreased during fiscal 2007 reflecting performance below market and management objectives. Sales of other products were flat in fiscal 2007 as compared to fiscal 2006.

On May 29, 2007, Biomet restated its previously issued audited consolidated financial statements and related disclosures for the three years ended May 31, 2006, its consolidated statements of operations for the five years ended May 31, 2006, included in “Selected Financial Data” in Part II, Item 6, and its first quarter of fiscal 2007 to correct errors related to accounting for share-based compensation expense. The Company’s decision to restate its financial results described in the Company’s amended annual report on Form 10-K/A was based on the results of an independent investigation of the Company’s stock option grants for the period March 1996 through May 2006 by the Special Committee.

The Special Committee’s investigation was based upon the review of an extensive collection of information, interviews with more than two dozen individuals, and analysis of approximately 17,000 grants to purchase approximately 17,000,000 Biomet common shares on over 500 grant dates over the 11-year period. The Special Committee concluded that pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded during this period differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and the Company recorded a total of $38.2 million in additional share-based compensation expense for the 11-year period. This is after consideration of vesting and forfeitures through May 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the percentage relationship to net sales of items derived from the Consolidated Statements of Income and the percentage change from year to year.

	Percentage of Net Sales			Percentage Increase(Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs.2005
Net sales	100.0%	100.0%	100.0%	4%	8%
Cost of sales	30.5	28.7	28.4	10	9

Gross profit	69.5	71.3	71.6	1	7
Selling, general and administrative expenses	41.8	37.1	37.0	17	8
Research and development expense	4.5	4.2	4.2	11	6
In-process research and development	—	—	1.4	—	n/m

Operating income	23.2	30.0	29.0	(20)	12
Other income, net	0.6	0.1	0.1	359	8

Income before income taxes	23.8	30.1	29.1	(18)	12
Provision for income taxes	7.9	10.1	10.5	(19)	4

Net income	15.9%	20.0%	18.6%	(17)%	16%

n/m – Not Meaningful

Net sales in fiscal year 2007 were $2,107,428,000, an increase of 4% from the prior fiscal year. Excluding the positive impact of foreign currency translation, net sales increased 2%.

Operating income for fiscal year 2007 was $489,602,000 compared to $608,386,000 for fiscal year 2006. Net income for fiscal year 2007 was $335,892,000, or $1.37 per share compared to $405,908,000 or $1.63 per share for fiscal year 2006. Reported results for fiscal year 2007 included special charges (pre-tax) of $119.3 million and stock compensation related expenses of $13.2 million, or $0.34 per share. The special charges (pre-tax) consisted of $39.2 million related to the renewal and re-negotiation of distribution agreements with existing distributors; $57.3 million related primarily to inventory write-downs and accounts receivable reserves related to its BTBS operations; $17.5 million in expenses related to the Merger Agreement and retirement/employment costs associated with changes in executive management; and $5.3 million in legal and accounting fees related to the previously announced stock option investigation.

Fiscal 2007 Compared to Fiscal 2006*

Net Sales – Worldwide sales of reconstructive devices increased 9% to $1,503,874,000 in fiscal 2007 compared to $1,379,420,000 in fiscal 2006. Factors contributing to this increase include incremental volume as a result of an increase in the overall market size for reconstructive devices and favorable product mix (7%) and currency translation (2%). During the current year, worldwide dental reconstructive product sales increased 15%, extremity sales increased 14%, knee sales increased 8%, hip sales increased 7% and bone cement and accessory sales were flat.

Fixation sales decreased 11% during fiscal 2007 to $224,694,000 from $251,360,000 in 2006. Decreased volume and product mix accounted for this decrease. Worldwide sales of craniomaxillofacial products, including bone substitutes, increased 2%. Internal fixation devices increased 2%, external fixation devices decreased 13% and electrical stimulation devices decreased 25%.

Spinal sales decreased 7% to $205,862,000 in fiscal 2007 compared to $221,964,000 in 2006. Decreased volume and product mix accounted for this decrease. Worldwide sales of spinal hardware, including orthobiologics, increased 2% while spinal stimulation product sales decreased 21%. During fiscal year 2007, BTBS has underperformed against the market and management’s objectives. Results have also been negatively impacted by the implementation of a new computer system. However, management changes have been made and progress has been achieved in the computer system implementation, sales support system, the in-sourcing of the manufacture of spinal hardware products and expanding the research and development team. The Company believes that the new management team and infrastructure changes will allow for greater focus on the spine and trauma markets and its customers.

Sales of the Company’s other products were flat at $172,998,000 in fiscal 2007 and $172,995,000 in 2006. Decreased volume and product mix (1%), were offset by currency translation (1%). Worldwide sales of arthroscopy products increased 10%, general surgical instrumentation increased 3%, while softgoods and bracing products decreased 5%.

Sales in the United States decreased 1% to $1,306,475,000 during the current fiscal year compared to $1,325,113,000 last year. Components of this change were incremental volume and product mix of reconstructive products (5%) offset by decreases in volume of fixation and spinal products (14%). The pricing environment was neutral for fiscal 2007. European sales increased 14% to $595,899,000 during the current fiscal year from $520,660,000 in 2006. Components of this increase were incremental volume and product mix (8%), and currency translation (6%). The Company anticipates foreign currency translation will positively influence sales for the first half of fiscal 2008. Sales in Rest of

*	For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the fiscal period is June 1 - May 31.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

World increased 14% to $205,054,000 this year from $179,966,000 last year. Components of this increase were incremental volume and product mix (13%), and currency translation (1%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 22% for the current fiscal year in local currency.

Gross Profit – The Company’s gross profit increased 1.5% to $1,465,158,000 in fiscal 2007 from $1,443,633,000 in 2006. The gross profit margin decreased to 69.5% of sales in fiscal 2007 compared to 71.3% in 2006. The components of this change are additional expenses of 1.4% related to inventory write-downs at its BTBS operations and 0.4% from higher growth rates in foreign sales, where gross margins are lower as compared to gross margins on products sold in the United States.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 17% in fiscal 2007 to $881,140,000 compared to $750,259,000 last year. This increase results from the renewal and re-negotiation of distribution agreements with existing distributors (5.2%), accounts receivable reserves related to its BTBS operations (3.6%), expenses related to the proposed Merger Agreement and retirement/employment costs associated with changes in executive management (2.3%), the adoption of SFAS 123(R) (1.5%), increased commission expense on higher sales (4.0%), and an increase in other marketing and general and administrative expenses (1.4%). These increases were offset by decreased direct to consumer advertising (1.0%). As a percent of sales, selling, general and administrative expenses were 41.8% in fiscal 2007 and 37.1% in 2006. During the first quarter of fiscal 2008, the Company expects to incur approximately $33,000,000 in expenses related to the completion of the renewal and re-negotiation of distribution agreements for Biomet Orthopedics, Inc. The Company does not expect to incur additional significant expenses related to modifying these relationships subsequent to the first quarter of fiscal 2008.

Research and Development Expense – Research and development expense increased 11% during the current year to $94,416,000 compared to $84,988,000 in 2006. The increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. Also included in the increase is the impact of adopting SFAS 123(R) (2.7%). As a percent of sales, research and development expenses were 4.5% in fiscal 2007 and 4.2% in 2006.

Operating Income – Operating income decreased 20% during fiscal 2007 to $489,602,000 from $608,386,000 in 2006. U.S. operating income decreased 26% to $383,565,000 from $519,953,000 reflecting a slight decrease in sales and the additional expenses discussed above. European operating income increased 25% to $97,192,000 compared to $77,666,000 in 2006. The growth in Europe operating income reflects solid sales growth and favorable foreign currency exchange rates during fiscal year 2007 as compared to fiscal year 2006. Rest of World operating income decreased 18% to $8,845,000 in fiscal 2007 from $10,767,000 in 2006. This decline reflects higher selling expenses due to increased sales and expanding sales forces.

Other Income, Net – Other income, net increased 49% to $21,310,000 from $14,274,000, while interest expense decreased 20% to $9,340,000 from $11,665,000. During fiscal 2007, interest expense decreased as borrowings were reduced and investment income increased as the Company’s cash and investments increased. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes decreased $39,407,000 to $165,680,000, or 33.0% of income before income taxes for fiscal 2007 compared to $205,087,000 or 33.6% of income before income taxes last year. The effective income tax rate decreased primarily as a result of a higher proportionate share of taxable income in countries where tax rates are lower and the continued benefit from the Qualified Production Activities Deduction in the U.S.

Net Income – The factors mentioned above resulted in a 17% decrease in net income to $335,892,000 for fiscal 2007 from $405,908,000 in 2006 and a 16% decrease in basic earnings per share for 2007 to $1.37 compared to $1.64 in 2006.

Fiscal 2006 Compared to Fiscal 2005

Net Sales – Net sales increased 8% during fiscal 2006 to $2,025,739,000 from $1,879,950,000 in 2005. Excluding the negative impact of foreign currency translations (1%), net sales increased 9%.

Worldwide sales of reconstructive devices increased 10% to $1,379,420,000 in fiscal 2006 compared to $1,254,234,000 in 2005. Factors contributing to this increase include incremental volume and product mix (11%), offset by currency translation (1%). During fiscal 2006, worldwide dental reconstructive product sales increased 14%, knee and extremity sales increased 12%, hip sales increased 9% and bone cement and accessory sales decreased 5%. Bone cement and accessory sales were negatively impacted by the loss of the Company’s primary bone cement supplier during fiscal 2006. The Company introduced its own bone cement during fiscal 2006 and anticipates recapturing some of its lost market share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales of the Company’s other products increased 5% to $172,995,000 in fiscal 2006 from $164,947,000 in 2005. Factors contributing to this increase included pricing increases (1%) and incremental volume and product mix (5%), offset by currency translation (1%). Worldwide sales of arthroscopy products increased 12%, general surgical instrumentation increased 4%, while softgoods and bracing products decreased 3%.

Sales in the United States increased 7% to $1,325,113,000 during fiscal 2006 compared to $1,238,727,000 in 2005. Components of this increase were incremental volume and product mix (6%) and positive pricing environment (1%). European sales increased 7% to $520,660,000 during the current fiscal year from $487,991,000 in 2005. Components of this increase were incremental volume and product mix (12%), offset by pricing decreases (mainly in bone cements) (1%) and currency translation (4%). Sales in Rest of World increased 17% to $179,966,000 in 2006 from $153,232,000 in 2005. Components of this increase were incremental volume and product mix (19%), offset by pricing decreases (1%) and currency translation (1%). The Company commenced direct sales of its products in Japan during fiscal 2002 and continues to experience good product acceptance with growth at approximately 39% for fiscal 2006 in local currency.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased 8% in fiscal 2006 to $750,259,000 compared to $696,302,000 in 2005. This increase results from increased commission expense on higher sales (2.8%), the direct to consumer advertising that commenced during the second quarter of fiscal year 2006 (1.4%), additional expenses in connection with the separation package payable to former President and CEO Dane A. Miller, Ph.D. (1.3%), additional expenses related to the Company’s review and reorganization of its EBI operations, discontinuation of the Acumen Surgical Navigation product line and the write-off of its investment in Z-KAT, Inc. (0.9%) and an increase in marketing and general and administrative expenses (1.6%). As a percent of sales, selling, general and administrative expenses were 37.1% in fiscal 2006 and 37.0% in fiscal 2005.

Research and Development Expense – Research and development expense increased 6% during fiscal 2006 to $84,988,000 compared to $80,213,000 in 2005. The increase includes the $2.6 million paid for a cross-licensing and settlement agreement between Biomet Biologics, Inc. and Cytomedix, Inc. In addition, the increase reflects the Company’s continued emphasis on new product development and enhancements and additions to its existing product lines and technologies. As a percent of sales, research and development expenses were 4.2% in fiscal 2006 and 2005.

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

Other Income, Net – Other income, net increased 23% to $14,274,000 from $11,566,000, while interest expense increased 27% to $11,665,000 from $9,157,000. As interest rates increased during fiscal 2006, investment income, as well as interest expense increased. In addition, during fiscal 2006, investment income increased as the Company’s cash and investments increased. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, the Company has lines of credit in both Europe and Japan in local currencies. (See Note G in the Notes to Consolidated Financial Statements). These lines of credit are used solely to fund inventory purchases and acquisitions in those local currencies.

Provision for Income Taxes – The provision for income taxes increased to $205,087,000, or 33.6% of income before income taxes for fiscal 2006 compared to $197,096,000 or 36.1% of income before income taxes in 2005. The effective income tax rate decreased primarily as a result of a $26 million write-off of in-process research and development last year, in connection with the Interpore acquisition not being tax affected. In addition, the tax rate benefited from the new Qualified Production Activities Deduction in the U.S. and continued expansion of operations in lower tax jurisdictions.

Net Income – The factors mentioned above resulted in a 16% increase in net income to $405,908,000 for fiscal 2006 from $349,373,000 in 2005. These factors and the reduction in the shares used in the computation of earnings per share through the Company’s share repurchase programs resulted in an 19% increase in basic earnings per share for 2006 to $1.64 compared to $1.38 in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company’s cash and investments increased to $273,827,000 at May 31, 2007, from $225,471,000 at May 31, 2006. Net cash from operating activities was $439,753,000 in fiscal 2007 compared to $413,470,000 in 2006. The principal sources of cash from operating activities were net income of $335,892,000 and non-cash charges of depreciation and amortization of $97,005,000. The principal use of cash includes an increase in the deferred income tax net asset due to the timing of tax deductions related to expenses for renewal and re-negotiation of distribution agreements and accounts receivable reserves and inventory write-downs at BTBS. Accounts receivable and inventory did not have a significant impact in net cash from operating activities after giving effect to the non-cash charges included in net income related to BTBS operations.

Cash flows used in investing activities were $125,061,000 in fiscal 2007 compared to $99,065,000 in 2006. The primary uses of cash for investing activities in fiscal 2007 and 2006 were purchases of investments and capital expenditures, offset by sales and maturities of investments. Capital expenditures in 2007 include purchases of instruments in the United States of $36,654,000, which were sold to distributors in prior years. Major capital expenditures for fiscal 2006 were expansion of manufacturing facilities in New Jersey and Florida, and purchases of instruments outside the United States to support new product launches and sales growth.

Cash flows used in financing activities were $251,240,000 in fiscal 2007 compared to $257,594,000 in 2006. The primary uses of funds during 2007 was a cash dividend of $0.30 per share paid on July 21, 2006, to shareholders of record on July 14, 2006 and the paydown of short-term borrowings of $196,871,000. The primary uses of funds during fiscal 2006 was the share repurchase programs, in which $215,430,000 was used to purchase 5,986,000 Common Shares of the Company, and the primary source of funds from financing activities was proceeds on the exercise of stock options.

At May 31, 2007, the Company has two lines of credit outstanding: 1) a European line of credit in the amount of EUR 100 million ($136 million); and 2) a Japanese line of credit in the amount of YEN 6.0 billion ($50.2 million). The total amount available under these lines of credit at May 31, 2007, is approximately $105 million.

The Company maintains its cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, mortgage-backed securities and equity securities. The Company’s investments are generally liquid and investment grade. The Company is exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. The Company is confident about the growth prospects in its markets and intends to invest in an effort to improve its worldwide market position. The Company expects to spend in excess of $400 million over the next two fiscal years for capital expenditures and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from future operations, and increased bank credit lines. The Company has no off-balance sheet financial arrangements and no material long-term contractual financial obligations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note B of the Notes to Consolidated Financial Statements. In management’s opinion, the Company’s critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, accrued insurance, and stock-based compensation expense.

Revenue Recognition – For the majority of the Company’s products in a country where the Company has a direct distribution operation, revenue is recognized upon notification to the Company that the product has been implanted in or applied to the patient. For other products or services, and in countries where the Company does not have a direct distribution operation, the Company recognizes revenue when title passes to the customer and there are no remaining obligations that will affect the customer’s final acceptance of the sale. For its insurance billings in the United States, the Company records anticipated price adjustments, which can occur subsequent to invoicing, based on estimates derived from past experience, as a reduction of net sales in the same period that revenue is recognized. The Company also records estimated sales returns and other adjustments as a reduction of net sales in the same period that revenue is recognized. In addition, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the assumptions used in estimating pricing adjustments or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the Company’s ability to collect its net receivables, additional allowances may be required which would affect its future operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded).

Excess and Obsolete Inventory – In Biomet’s industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. The Company must make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

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

Stock-Based Compensation Expense – On June 1, 2006 the Company adopted revised SFAS 123(R), Share-Based Payment, which requires all share-based payments to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. The Company currently uses the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by Biomet’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company estimates the expected volatility based on historical volatility of the Company’s common stock. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. The dividend yield assumption is based on the historical dividend yield of the Company’s Common Shares. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses an annual forfeiture rate of approximately 18% as of May 31, 2007, which represents the portion that the Company expects will be forfeited each year over the vesting period. The Company will evaluate the assumptions used to value stock-based awards periodically and adjust the forfeiture rate if necessary. If factors change and the Company employs different assumptions, stock-based compensation expense may differ significantly from what the Company have recorded in the past. Had the Company adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on the Company’s results of operations would have approximated the pro forma number impact of SFAS 123(R), Share-Based Payment, described in Note I of our Notes to Consolidated Financial Statements under stock-based compensation.

Recent Accounting Pronouncements – Information about recent accounting pronouncements and their effect on the Company can be found in Note B of the Notes to Consolidated Financial Statements.

Quarterly Results

(in thousands, except earnings per share)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2007
Net sales	$508,161	$520,330	$529,530	$549,407	$2,107,428
Gross profit	369,458	369,057	365,771	360,872	1,465,158
Net income	104,380	104,767	85,255	41,490	335,892
Earnings per share:
Basic	.43	.43	.35	.17	1.37
Diluted	.43	.43	.35	.17	1.37
2006
Net sales	$484,903	$494,690	$506,254	$539,892	$2,025,739
Gross profit	350,322	354,965	363,096	375,249	1,443,633
Net income	99,685	100,476	105,380	100,367	405,908
Earnings per share:
Basic	.40	.41	.42	.41	1.64
Diluted	.40	.40	.42	.41	1.63
2005
Net sales	$438,160	$456,674	$482,023	$503,093	$1,879,950
Gross profit	312,002	325,371	343,816	365,406	1,346,595
Net income	59,019	89,789	95,710	104,855	349,373
Earnings per share:
Basic	.23	.36	.37	.42	1.38
Diluted	.23	.35	.37	.42	1.37

•	Per share data may not cross-foot due to the share repurchase program affecting the weighted share calculation differently by quarter compared to the full fiscal year.

•

Net income for the fourth quarter of fiscal 2007 was adversely impacted by pre-tax charges of $29.9 million related to the renewal and re-negotiation of distribution agreements with existing distributors; $46.3 million related to inventory write-downs and accounts receivable reserves related to its BTBS operations; $8.2 million in expenses related to the Merger Agreement, and retirement/employment costs associated with changes in executive management; and $2 million in legal and accounting fees related to the previously announced stock option investigation.

•

Net income for the third quarter of fiscal year 2007 was adversely impacted by pre-tax charges of $11 million related to inventory write-downs related to its BTBS Operations; $15.7 million in additional legal and distribution expenses; and $6.2 million in expenses related to the Merger Agreement.

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

In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million. The outstanding credit line was paid off in February 2007 and the credit facility subsequently expired. The Company also maintains unsecured lines of credit in countries in which it has significant intercompany transactions in an effort to minimize currency rate risks. At May 31, 2007 and 2006, the Company had lines of credit of EUR 100 million ($136 million) and EUR 100 million ($126 million), respectively, in Europe and YEN 6.0 billion ($50.2 million) and YEN 4.5 billion ($39.5 million), respectively, in Japan. Outstanding borrowings under all lines of credit bear interest at a variable rate of the lender’s interbank rate plus an applicable margin and, accordingly, changes in interest rates would impact the Company’s cost of financing.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company’s non-trading investments, excluding cash and cash equivalents, consist of debt securities, equity securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one of its investment managers who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated ($75,000) and ($136,000) for the years ended May 31, 2007 and 2006, respectively, and unrealized gains (losses) on outstanding futures options at May 31, 2007 and 2006, aggregated $28,000 and ($19,000), respectively.

Based on the Company’s overall interest rate exposure at May 31, 2007, including variable rate debt and fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of May 31, 2007, would not have a material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at May 31, 2007, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of May 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of May 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 40.

Report of Independent Registered Public Accounting Firm On Internal Control over Financial Reporting.

To the Board of Directors and Shareholders of Biomet, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biomet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Biomet, Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Biomet, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biomet, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007 and our report dated July 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 25, 2007

Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Shareholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes I and H, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments, ” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans, ” an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2007.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biomet Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 25, 2007

Biomet, Inc. & Subsidiaries Consolidated Balance Sheets.

At May 31,

(in thousands, except par value)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$228,681	$160,963
Investments	2,157	6,380
Accounts and notes receivable, less allowance for doubtful receivables (2007 – $84,112 and 2006 – $69,134)	498,738	507,883
Inventories	540,428	534,515
Refundable income taxes	—	16,880
Deferred income taxes	136,777	75,190
Prepaid expenses and other	45,007	32,342

Total current assets	1,451,788	1,334,153

Property, plant and equipment:
Land and improvements	28,211	24,944
Buildings and improvements	170,214	154,101
Machinery and equipment	583,457	476,387

	781,882	655,432
Less, Accumulated depreciation	354,486	297,800

Property, plant and equipment, net	427,396	357,632

Investments	42,989	58,128
Goodwill	448,427	441,397
Other intangible assets	74,569	79,498
Other assets	12,692	11,839

Total assets	$2,457,861	$2,282,647

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$81,824	$276,561
Accounts payable	68,709	62,276
Accrued wages and commissions	80,335	84,665
Accrued income taxes	11,611	—
Other accrued expenses	103,333	94,085

Total current liabilities	345,812	517,587
Deferred income taxes	21,242	26,991
Employee related obligations	41,583	17,875

Total liabilities	408,637	562,453

Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred shares, $100 par value: Authorized 5 shares; none issued	—	—
Common shares, without par value: Authorized 500,000 shares; issued and outstanding 2007 –245,667 shares and 2006 – 244,976 shares	229,610	206,633
Additional paid-in capital	138,933	116,528
Retained earnings	1,634,707	1,379,303
Accumulated other comprehensive income	45,974	17,730

Total shareholders’ equity	2,049,224	1,720,194

Total liabilities and shareholders’ equity	$2,457,861	$2,282,647

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Income.

For the years ended May 31,

(in thousands, except per share amounts)

	2007	2006	2005
Net sales	$2,107,428	$2,025,739	$1,879,950
Cost of sales	642,270	582,106	533,355

Gross profit	1,465,158	1,443,633	1,346,595
Selling, general and administrative expenses	881,140	750,259	696,302
Research and development expense	94,416	84,988	80,213
In-process research and development	—	—	26,020

Operating income	489,602	608,386	544,060
Other income, net	21,310	14,274	11,566
Interest expense	(9,340)	(11,665)	(9,157)

Income before income taxes	501,572	610,995	546,469
Provision for income taxes	165,680	205,087	197,096

Net income	$335,892	$405,908	$349,373

Earnings per share:
Basic	$1.37	$1.64	$1.38
Diluted	1.37	1.63	1.37

Shares used in the computation of earnings per share:
Basic	245,217	247,576	252,387
Diluted	245,217	248,430	254,148

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Shareholders’ Equity.

(in thousands, except per share amounts)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at June 1, 2004	254,262	$167,301	$101,317	$1,181,168	$1,883	$1,451,669

Net income	—	—	—	349,373	—	349,373
Change in unrealized holding value on investments, net of $76 tax effect	—	—	—	—	142	142
Reclassification adjustment for losses included in net income, net of $76 tax effect	—	—	—	—	141	141
Currency translation adjustments	—	—	—	—	21,085	21,085

Comprehensive income	—	—	—	—	—	370,741

Exercise of stock options	1,360	24,640	—	—	—	24,640
Compensation expense	—	—	2,741	—	—	2,741
Tax benefit from exercise of stock options	—	—	7,730	—	—	7,730
Purchase of shares	(5,743)	(3,779)	(1,362)	(234,522)	—	(239,663)
Cash dividends ($.20 per common share)	—	—	—	(50,872)	—	(50,872)
Other	—	—	1,858	—	—	1,858

Balance at May 31, 2005	249,879	188,162	112,284	1,245,147	23,251	1,568,844

Net income	—	—	—	405,908	—	405,908
Change in unrealized holding value on investments, net of $591 tax effect	—	—	—	—	1,098	1,098
Reclassification adjustment for losses included in net income, net of $366 tax effect	—	—	—	—	(678)	(678)
Currency translation adjustments	—	—	—	—	(5,941)	(5,941)

Comprehensive income	—	—	—	—	—	400,387

Exercise of stock options	1,083	23,002	—	—	—	23,002
Compensation expense	—	—	1,985	—	—	1,985
Tax benefit from exercise of stock options	—	—	2,240	—	—	2,240
Purchase of shares	(5,986)	(4,531)	(1,620)	(209,279)	—	(215,430)
Cash dividends ($.25 per common share)	—	—	—	(62,473)	—	(62,473)
Other	—	—	1,639	—	—	1,639

Balance at May 31, 2006	244,976	206,633	116,528	1,379,303	17,730	1,720,194

Net income	—	—	—	335,892	—	335,892
Change in unrealized holding value on investments, net of $790 tax effect	—	—	—	—	1,467	1,467
Reclassification adjustment for losses included in net income, net of $11 tax effect	—	—	—	—	(22)	(22)
Currency translation adjustments	—	—	—	—	43,399	43,399

Comprehensive income	—	—	—	—	—	380,736

Employee defined benefit plan, net of $6,261 tax effect	—	—	—	—	(16,600)	(16,600)
Exercise of stock options	901	23,154	—	—	—	23,154
Compensation expense	—	—	17,701	—	—	17,701
Excess tax benefit from exercise of stock options	—	—	3,200	—	—	3,200
Purchase of shares	(210)	(177)	(58)	(7,033)	—	(7,268)
Cash dividends ($.30 per common share)	—	—	—	(73,455)	—	(73,455)
Other	—	—	1,562	—	—	1,562

Balance at May 31, 2007	245,667	$229,610	$138,933	$1,634,707	$45,974	$2,049,224

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. & Subsidiaries Consolidated Statements of Cash Flows.

For the years ended May 31,

(in thousands)

	2007	2006	2005
Cash flows from (used in) operating activities:
Net income	$335,892	$405,908	$349,373
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	88,210	71,976	61,781
Amortization	8,795	10,201	7,821
Write-off of in-process research and development	—	—	26,020
Share-based expense	17,701	1,985	2,741
Other	(2,395)	1,130	(19)
Deferred income taxes	(61,813)	(4,356)	3,847
Tax benefit from exercise of stock options	—	2,240	7,730
Excess tax benefit from exercise of stock options	(3,200)	—	—
Changes in current assets and liabilities, excluding effects of acquisitions and dispositions:
Accounts and notes receivable	21,999	(31,284)	16,265
Inventories	7,917	(69,728)	(42,188)
Accounts payable	2,825	4,030	(5,927)
Other	23,822	21,368	(16,524)

Net cash from operating activities	439,753	413,470	410,920

Cash flows from (used in) investing activities:
Proceeds from sales and maturities of investments	76,387	77,400	62,344
Purchases of investments	(52,400)	(68,621)	(57,890)
Capital expenditures	(142,611)	(108,912)	(97,372)
Acquisitions, net of cash acquired	—	—	(266,229)
Other	(6,437)	1,068	(1,535)

Net cash used in investing activities	(125,061)	(99,065)	(360,682)

Cash flows from (used in) financing activities:
Increase (decrease) in short-term borrowings	(196,871)	(2,693)	167,624
Issuance of shares	23,154	23,002	24,640
Cash dividends	(73,455)	(62,473)	(50,871)
Purchase of common shares	(7,268)	(215,430)	(239,663)
Excess tax benefit from exercise of stock options	3,200	—	—

Net cash used in financing activities	(251,240)	(257,594)	(98,270)

Effect of exchange rate changes on cash	4,266	(554)	(6,505)

Increase (decrease) in cash and cash equivalents	67,718	56,257	(54,537)
Cash and cash equivalents, beginning of year	160,963	104,706	159,243

Cash and cash equivalents, end of year	$228,681	$160,963	$104,706

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,411	$11,342	$8,666
Income taxes	188,763	216,431	196,295

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

Basis of Presentation – The consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively, “Biomet” or the “Company”). All foreign subsidiaries are consolidated on the basis of an April 30 fiscal year. All significant intercompany accounts and transactions are eliminated. Investments in affiliates in which the Company does not have the ability to significantly influence the operations are accounted for on the cost method, the carrying amount of which approximates market. Investments in affiliates in which the Company does have the ability to significantly influence the operations, but does not control, are accounted for using the equity method.

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

Property, Plant and Equipment – Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Gains or losses on the disposition of property, plant and equipment are included in income. Maintenance and repairs are expensed as incurred. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset over fair value.

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

Income Taxes – Deferred income taxes are determined using the liability method. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $362 million at May 31, 2007) of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

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

Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income is comprised of unrealized gains (losses) on available-for-sale securities, net of tax, foreign currency translation adjustments, and unrecognized actuarial loss.

The components of accumulated other comprehensive income (loss) at May 31, 2007 and 2006 are as follows: (in thousands)

	2007	2006
Net unrealized holding loss on investments, net of tax	$(604)	$(2,049)
Cumulative translation adjustment	63,178	19,779
Unrecognized actuarial loss	(16,600)	—

	$45,974	$17,730

Stock-Based Compensation Expense – Effective June 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) requires all shared-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company uses the straight line method to recognize compensation expense related to share-based payments. In the prior year, the Company followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees and recorded share-based compensation expense for awards that were issued at strike prices less than fair value at date of grant. Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based compensation awards granted or modified on or after the Company’s date of adoption of SFAS 123(R), June 1, 2006. Prior period results are not restated under the modified prospective method. For shared-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123. The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock options.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note B: Accounting Policies, Concluded.

New Accounting Pronouncements

The Company implemented SFAS 151, “Inventory Costs,” an amendment of ARB No. 43 in the fiscal first quarter of 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” This statement creates a single model to address uncertainty in tax positions which utilizes a two-step approach for evaluating such tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. In addition, expanded disclosures are required. FIN 48 is effective June 1, 2007 and the Company will adopt it accordingly. The Company is currently evaluating the impact of adopting FIN 48. At this time, the Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income (OCI), net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to statements 87 or 106. The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The statement was effective during the current fiscal year and the Company adopted the statement as of May 31, 2007. See Note H for more information regarding Biomet’s adoption of SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2007. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

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

The following table summarizes the assets acquired and liabilities assumed in the acquisition:

(in thousands)

As of June 18, 2004
Current assets	$40,100
Property, plant and equipment	9,307
Intangible assets not subject to amortization:
Trademarks and trade names	1,260
Intangible assets subject to amortization:
Developed technology	16,180
License agreements	3,450
Trademarks and tradenames	2,270
Customer relationships	11,440
In-process research and development	26,020
Deferred taxes	15,945
Other assets	82
Goodwill	169,596

Total assets acquired	$295,650

Deferred taxes	14,512
Other	14,909

Total liabilities assumed	29,421

Net assets acquired	$266,229

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

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note C: Business Combinations, Concluded.

The Company completed its purchase price allocation for Interpore in accordance with U.S. generally accepted accounting principles. The process included interviews with management, review of the economics and competitive environment in which the companies operate and examination of assets, including historical performance and future prospects. The purchase price allocation was based on information then available to the Company, and expectations and assumptions deemed reasonable to the Company’s management. No assurances can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected.

Other Acquisitions – During the current year, the Company acquired the remaining 49% equity interest in its China manufacturing operations. Prior to this acquistion, the Company owned 51% and included its operating results in its financial statements. The Company recognized $1.9 million in goodwill. During fiscal 2006, the Company completed several acquisitions of foreign distributors and/or businesses. The acquisitions were accounted for using the purchase method of accounting with the operating results of the acquired businesses included in the Company’s consolidated financial statements from the date of acquisition. Goodwill recognized in connection with these acquisitions aggregated $6.4 million.

Pro forma financial information reflecting all acquisitions accounted for as purchases has not been presented as it is not materially different from the Company’s historical results.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note D: Investments.

At May 31, 2007, the Company’s investment securities were classified as follows:

(in thousands)

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$4,813	$—	$(404)	$4,409
Equity securities	9,370	928	(96)	10,202
Mortgage-backed securities	28,871	—	(1,358)	27,513

Total available-for-sale	43,054	928	(1,858)	42,124

Held-to-maturity:
Debt securities	2,969	—	(54)	2,915
Mortgage-backed obligations	53	—	—	53

Total held-to-maturity	3,022	—	(54)	2,968

Total	$46,076	$928	$(1,912)	$45,092

At May 31,2006, the Company’s investment securities were classified as follows:

(in thousands)

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$8,534	$—	$(551)	$7,983
Equity securities	19,307	618	(541)	19,384
Mortgage-backed securities	36,285	—	(2,679)	33,606

Total available-for-sale	64,126	618	(3,771)	60,973

Held-to-maturity:
Debt securities	2,961	—	(66)	2,895
Mortgage-backed obligations	74	—	—	74

Total held-to-maturity	3,035	—	(66)	2,969

Certificates of deposit	500	—	—	500

Total	$67,661	$618	$(3,837)	$64,442

Proceeds from sales of available-for-sale securities were $71,916,000, $71,118,000 and $58,050,000 for the years ended May 31, 2007, 2006 and 2005, respectively. There were no sales of held-to-maturity securities for the years ended May 31, 2007, 2006 and 2005. The cost of marketable securities sold is determined by the specific identification method. For the year ended May 31, 2007, gross realized gains and (losses) on sales of available-for-sale securities were $2,937,000 and $(542,000), respectively. For the year ended May 31, 2006, gross realized gains and (losses) on sales of available-for-sale securities were $2,380,000 and $(2,107,000), respectively. For the year ended May 31, 2005, gross realized gains and (losses) on sales of available-for-sale securities were $918,000 and $(899,000), respectively. The Company’s investment securities at May 31, 2007 include $2,157,000 of debt securities, maturing within one year, and $5,221,000 of debt securities and $27,566,000 of mortgage-backed securities all maturing past one year.

Investment income (included in other income, net) consists of the following:

(in thousands)

	2007	2006	2005
Interest income	$8,104	$6,851	$4,191
Dividend income	1,602	1,905	1,890
Net realized gains	9,097	5,617	1,785

Total	$18,803	$14,373	$7,866

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note E: Inventories.

Inventories at May 31, 2007 and 2006 consist of the following:

(in thousands)

	2007	2006
Raw materials	$77,695	$71,126
Work-in-progress	70,469	48,416
Finished goods	214,758	225,997
Consigned distributor	177,506	188,976

Total	$540,428	$534,515

Reserves for excess and slow-moving inventory at May 31, 2007 and 2006 were $153,352,000 and $99,427,000, respectively.

Note F: Goodwill and Other Intangible Assets.

The following table summarizes the changes in the carrying amount of goodwill for the year ended May 31, 2007:

(in thousands)

	United States	Europe	Rest of World	Total
Balance at May 31, 2005	$245,999	$185,021	$4,601	$435,621
Goodwill acquired	—	6,409	—	6,409
Currency translation	—	(752)	119	(633)

Balance at May 31, 2006	245,999	190,678	4,720	441,397

Goodwill acquired	—	1,900	—	1,900
Currency translation	—	4,930	200	5,130

Balance at May 31, 2007	$245,999	$197,508	$4,920	448,427

The components of identifiable intangible assets are as follows as of May 31:

(in thousands)

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Developed technology and patents	$53,743	$19,232	$50,658	$15,102
Trademarks and trade names	3,599	1,077	3,599	765
Customer relationships	16,511	8,288	16,734	5,858
Covenants not to compete	3,974	2,447	3,974	1,639
Other	923	637	923	526

	78,750	31,681	75,888	23,890

Intangible assets not subject to amortization:
Trademarks and trade names	27,500	—	27,500	—

Total identifiable intangible assets	$106,250	$31,681	$103,388	$23,890

Total amortization expense for finite-lived intangible assets was $8,795,000, $10,201,000 and $7,821,000 in 2007, 2006 and 2005, respectively, and was recorded as part of selling, general and administrative expense. The weighted average amortization lives for the covenants not to compete, developed technology and patents, trademarks and trade names, and customer relationships are 5 years, 10 years, 10 years and 15 years, respectively. The weighted average amortization life of these intangible assets on a combined basis is 9 years. Estimated annual amortization expense for the years ended May 31, 2008 through 2011 is $8.0 million.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note G: Debt.

At May 31, 2007 and 2006, short-term borrowings consist of the following:

(in thousands)

	2007	2006
Bank line of credit	$—	$180,000
Bank line of credit - Biomet Europe	31,610	57,037
Bank line of credit - Biomet Japan	50,214	39,524

Total	$81,824	$276,561

In connection with the Interpore acquisition, the Company entered into a 36-month revolving credit facility in the amount of $200 million due in June 2007. The outstanding credit line was paid off in February 2007 and the credit facility subsequently expired. Biomet Europe has a EUR 100 million ($136 million at May 31, 2007) unsecured line of credit with a major European bank. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 4.41% and 3.1% at May 31, 2007 and 2006, respectively). Biomet Japan has a YEN 6.0 billion ($50.2 million at May 31, 2007) unsecured line of credit with major Japanese banks. This line of credit is used to finance its operations and interest on outstanding borrowings is payable monthly at the lender’s interbank rate plus 0.6% (effective rate of 1.18% and 1.03% at May 31, 2007 and 2006, respectively).

Note H: Team Member Benefit Plans.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries. The Company has historically contributed up to 3% of an eligible Team Member’s compensation. The amounts expensed under this plan for the years ended May 31, 2007, 2006 and 2005 were $5,842,000, $6,603,000 and $5,849,000, respectively. The Company makes cash contributions to the plan and issues no Common Shares in connection with the plan. On March 31, 2007, the Company merged this plan into the existing 401(k) plan. This did not affect the funding of this plan during the current fiscal year.

The Company also has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches up to 75% of the Team Member’s contribution up to a maximum of 5% of the Team Member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2007, 2006 and 2005 were $4,903,000, $6,319,000 and $5,472,000, respectively.

The Company sponsors various retirement and pension plans, including defined benefit plans for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on employee’s compensation during the last several years before retirement and the number of years of service. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company uses the date of its consolidated financial statements (April 30, 2007 and 2006 for its foreign subsidiaries) as the measurement date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R, which requires an employer to fully recognize the over-funded or under-funded status of its pension and other postretirement benefit plans as an asset or liability in its financial statements. In addition, the Company is required to recognize as a component of other comprehensive income (loss) the actuarial gains or losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit costs. The company adopted SFAS No. 158 effective May 31, 2007. The incremental effect of applying SFAS No. 158 is a $16.6 million reduction in shareholder’s equity, net of deferred taxes.

Net periodic benefit costs for the Company’s defined benefit plans for 2007, 2006 and 2005 include the following components:

	2007	2006	2005
Net periodic benefit costs:
Service costs	$5,110	$3,760	$3,342
Interest costs	5,280	4,291	3,375
Expected return on plan assets	(4,518)	(3,319)	(2,881)
Recognized actuarial losses	1,305	1,408	653

Net periodic benefit costs	$7,177	$6,140	$4,489

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note H: Team Member Benefit Plans, Continued.

The following table sets forth information related to the benefit obligation and the fair value of plan assets at year-end 2007 and 2006 for the Company’s defined benefit retirement plans. The Company maintains no postretirement plans.

	2007	2006
Change in Benefit Obligation
Projected benefit obligation - beginning of year	$98,916	$84,594
Service costs	5,110	3,760
Interest costs	5,280	4,291
Plan participant contribution	2,295	2,096
Actuarial (gains)/losses	(2,966)	7,960
Benefits paid from plan	(2,587)	(1,939)
Effect of exchange rates	9,677	(1,846)

Projected benefit obligation - end of year	$115,725	98,916

Change in Plan Assets
Plan assets at fair value - beginning of year	$59,956	$44,727
Actual return on plan assets	2,444	11,376
Company contribution	5,936	4,601
Plan participant contribution	2,295	2,096
Benefits paid from plan	(2,587)	(1,939)
Effect of exchange rates	6,098	(905)

Plan assets at fair value - end of year	$74,142	$59,956

Funded status at end of year	$41,583	$38,960
Unrecognized actuarial losses	—	(21,085)

Total recognized in the consolidated balance sheet	$41,583	$17,875

Amounts Recognized in the Company’s Balance Sheet consist of the following:

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at May 31, 2007
Deferred income tax liability	($2,130)	($6,261)	($8,391)
Employee related obligations	18,722	22,861	41,583
Other comprehensive income (loss)	—	(16,600)	(16,600)

2008
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans
Amortization of net actuarial losses	$1,126

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2007	2006	2005
Discount rate	5.30%	5.03%	5.29%
Expected long-term rate of return on plan assets	6.72%	7.17%	7.49%
Rate increase in compensation levels	3.30%	3.13%	2.97%

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note H: Team Member Benefit Plans, Concluded.

The projected future benefit payments from the Company’s defined benefit retirement plans are $2,164,000 - 2008, $2,252,000 - 2009, $2,339,000 - 2010, $2,431,000 - 2011, $2,503,000 - 2012, and $13,825,000 - 2013-2017. The Company expects to pay $6,889,000 into the plans during fiscal year 2008. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.

The Company’s retirement plan asset allocation at April 30, 2007 was 41% to equity securities, 41% to debt securities, 8% to real estate, and 10% to other. The Company’s retirement plan asset allocation at April 30, 2006 was 73% to equity securities, 9% to debt securities, 1% to real estate, and 17% to other.

Strategic asset allocations are determined by country, based on the nature of the liabilities and considering demographic composition of the plan participants (average age, years of service and active versus retiree status). The Company’s plans are considered non-mature plans and the long-term strategic asset allocations are consistent with these types of plans. Emphasis is placed on diversifying on a broad basis combined with currency matching the fixed income assets.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note I: Stock Option Plans.

The Company adopted SFAS No. 123(R), on June 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company uses the straight line method to recognize compensation expense related to share-based payments. In the prior year, the Company followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees, which required recording share-based compensation expense for awards that were issued at strike prices less than fair value at date of grant. For the Company’s non-employee distributors, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquistion, or in Conjunction with Selling, Goods or Services.”

Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based compensation awards granted or modified on or after the Company’s date of adoption of SFAS 123(R), June 1, 2006. Prior period results are not restated under the modified prospective method. For share-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123(R). The Company uses the Black-Scholes option-pricing model to determine the fair value of its employee stock options. Total compensation expense recognized for the year ended May 31, 2007 was $17,701,000 offset by $3,926,000 of tax benefit, which is $0.06 per share. The amount of pre-tax compensation cost related to nonvested stock options not yet recognized was $99.8 million at May 31, 2007, which is expected to be amortized through 2015.

If compensation expense for the Company’s employee stock options had been determined based on the fair value method of accounting in fiscal years 2006 and 2005, pro forma net income and earnings per share would have been as follows:

	2006	2005
Net income as reported (in thousands)	$405,908	$349,373
Total share-based compensation expense included in the determination of net income (in thousands)	2,166	2,690
Deduct: Total share-based compensation expense determined under fair value based method for all awards net of related tax effects (in thousands)	(11,590)	(11,159)

Pro forma net income (in thousands)	$396,484	$340,904

Earnings per share:
Basic, as reported	$1.64	$1.38
Basic, pro forma	1.60	1.35

Diluted, as reported	1.63	1.37
Diluted, pro forma	1.60	1.35

Prior to adopting SFAS 123(R), Biomet classified all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits (i.e., tax deductions realized for stock options exercised in excess of the tax benefit recognized on the related share-based payment expense) to be classified as financing cash flows.

The Company has various stock option plans: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan, the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan and the Biomet, Inc. 2006 Equity Incentive Plan. At May 31, 2007, the only plans with shares available for grant are the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan and the Biomet, Inc. 2006 Equity Incentive Plan.

Under the stock option plans, options may be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Compensation and Stock Option Committee. No options have been granted to employees who are 10% or more shareholders. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee’s separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2007, 2006 and 2005, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note I: Stock Option Plans, Continued.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 31, 2004	7,357,369	$25.89
Granted	2,407,505	42.44
Exercised	(1,326,339)	19.21
Terminated	(374,700)	24.99

Outstanding, May 31, 2005	8,063,835	31.86
Granted	2,878,601	35.01
Exercised	(1,172,179)	22.76
Terminated	(607,301)	34.59

Outstanding, May 31, 2006	9,162,956	33.84
Granted	2,832,903	33.49
Exercised	(917,737)	26.13
Terminated	(1,448,227)	34.75

Outstanding, May 31, 2007	9,629,895	$34.34

The following table summarizes information about outstanding stock options as of May 31, 2007, that are vested and those that are expected to vest, and that are currently exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest	Options that are Exercisable
Number of outstanding options	7,950,000	1,811,324
Weighted average remaining contractual life	7.2 years	1 year
Weighted average exercise price per share	$34.34	$34.02
Intrinsic value	$73,776,000	$17,389,000

Options outstanding at May 31, 2007, are exercisable at prices ranging from $11.57 to $48.27 and have a weighted average remaining contractual life of 7.2 years. At May 31, 2007 there were 3,234,286 shares available for future option grants. The following table summarizes information about stock options outstanding at May 31, 2007.

Range of Exercise Price	Number Outstanding at May 31, 2007	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2007	Weighted Average Exercise Price
$11.57-20.00	18,346	1.0 year	$16.43	13,564	$16.30
20.01-30.00	1,702,006	4.5 years	26.05	610,763	25.62
30.01-40.00	6,209,455	8.1 years	34.30	669,854	35.18
40.01-48.27	1,700,088	6.6 years	42.97	517,143	42.89

	9,629,895			1,811,324

The Company uses the Black-Scholes option-pricing model to determine the fair value of options. For stock options granted during the year ended May 31, 2007, expected volatility was derived based on historical volatility of the Company’s Common Shares. The expected term of the stock option was derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. A dividend yield is derived based on the historical dividend yield of the Company’s Common Shares.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note I: Stock Option Plans, Concluded.

At May 31, 2006 and 2005, there were exercisable options outstanding to purchase 1,573,371 and 1,540,773 shares, respectively, at weighted average exercise prices of $30.05 and $23.20, respectively. The weighted average fair value of options granted during the fiscal years ended May 31, 2007, 2006, and 2005 was $11.37, $12.57, and $11.87, per option respectively, determined using the following assumptions: (1) expected life of option of 5.41, 5.27 and 5.22 years; (2) dividend yield of 0.90%, 0.72% and 0.43%; (3) expected volatility of 32%, 32% and 33%; and (4) risk-free interest rate of 4.56%, 5.21% and 3.90% respectively. The total intrinsic value of options exercised during the years ended May 31, 2007, 2006 and 2005 were $11.1 million, $16.3 million and $32.2 million, respectively.

	Year Ended May 31,
	2007		2006		2005
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Options granted with an exercise price equal to fair value at date of grant	2,799,903	$33.49	1,100,845	$36.46	637,955	$40.31
Options granted with an exercise price greater than fair value at date of grant	—	—	292,200	$34.85	582,275	$43.49
Options granted with an exercise price less than fair value at date of grant	33,000	$34.44	1,485,556	$34.02	1,187,275	$42.66

Note J: Shareholders’ Equity & Earnings Per Share.

Shares used in computation of diluted earnings per share reflect the dilutive effect of stock options.

In December 1999, the Board of Directors of the Company adopted a new Shareholder Rights Plan (the “Plan”) to replace a 1989 rights plan that expired on December 2, 1999. On December 17, 2006, and immediately prior to the Company’s entry into the Merger Agreement with the Sponsor Group, the Company’s Board of Directors terminated the Plan and redeemed all rights issued and outstanding under the Plan. As provided in the Plan, the rights terminated on December 17, 2006, and, thereafter, holders of the rights were entitled only to receive a redemption payment of $0.0001 per right (the “Redemption Payment”). The Redemption Payment was paid by the Company to rights holders of record on December 28, 2006 in accordance with the terms of the Plan on January 3, 2007.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note K: Income Taxes.

The components of income before income taxes are as follows:

(in thousands)

	2007	2006	2005
United States operations	$405,191	$531,317	$488,346
Foreign operations	96,381	79,678	58,123

Total	$501,572	$610,995	$546,469

The provision for income taxes is summarized as follows:

(in thousands)

	2007	2006	2005
Current:
Federal	$189,129	$170,623	$160,386
State, including Puerto Rico	13,880	19,012	19,927
Foreign	24,484	19,808	12,936

	227,493	209,443	193,249
Deferred	(61,813)	(4,356)	3,847

Total	$165,680	$205,087	$197,096

Effective tax rate	33.0%	33.6%	36.1%

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	2007	2006	2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Add (deduct):
State taxes, less effect of federal reduction	1.1	1.7	2.0
Foreign income taxes at rates different from the U.S. statutory rate	(1.4)	(.9)	(1.3)
Tax benefit relating to operations in Puerto Rico	(1.1)	(.6)	(.2)
Tax credits	(.3)	(.3)	(.4)
Tax benefit relating to U.S. export sales	(1.1)	(1.2)	(.6)
In-process research and development	—	—	1.7
Other	.8	(.1)	(.1)

Effective tax rate	33.0%	33.6%	36.1%

The components of the net deferred tax asset and liability at May 31, 2007 and 2006 are as follows:

(in thousands)

	2007	2006
Current deferred tax asset:
Accounts and notes receivable	$72,534	$19,541
Inventories	37,356	43,480
Accrued expenses	26,887	12,169

Current deferred tax asset	$136,777	$75,190

Long-term deferred tax asset (liability):
Depreciation	$(13,453)	$(11,296)
Financial accounting basis of net assets of acquired companies different than tax basis	(11,208)	(12,100)
Other	3,419	(3,595)

Long-term deferred tax liability	$(21,242)	$(26,991)

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

Net sales growth by geographic segment and product category are as follows:

(in thousands)

	2007			2006
	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies	Sales Growth As Reported	FX Impact	Sales Growth in Local Currencies
Net sales to customers:
United States	(1)%	—%	(1)%	7%	—%	7%
Europe	14	(6)	8	7	4	11
Rest of World	14	(1)	13	17	(1)	16
Total	4%	(2)%	2%	8%	1%	9%

Product category sales growth:
Reconstructive products	9%	(2)%	7%	10%	1%	11%
Fixation devices	(11)	(1)	(12)	2	0	2
Spinal products	(7)	(1)	(8)	4	0	4
Other products	—%	(1)%	(1)%	5%	1%	6%

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note L: Segment Data, Concluded.

Net sales of musculoskeletal products by product category and reportable geographic segment results are as follows:

(in thousands)

	2007	2006	2005
Reconstructive products	$1,503,874	$1,379,420	$1,254,234
Fixation devices	224,694	251,360	246,730
Spinal products	205,862	221,964	214,039
Other products	172,998	172,995	164,947

	$2,107,428	$2,025,739	$1,879,950

Net sales to customers:
United States	$1,306,475	$1,325,113	$1,238,727
Europe	595,899	520,660	487,991
Rest of World	205,054	179,966	153,232

	$2,107,428	$2,025,739	$1,879,950

Operating income:
United States	$383,565	$519,953	$505,799
Europe	97,192	77,666	75,769
Rest of World	8,845	10,767	12,762
Current period impact of inventory step-up	—	—	(24,250)
Write-off of in-process research and development	—	—	(26,020)

	$489,602	$608,386	$544,060

Long-lived assets:
United States	$526,391	$488,097	$475,087
Europe	390,983	364,110	353,979
Rest of World	41,295	32,879	23,732

	$958,669	$885,086	$852,798

Capital expenditures:
United States	$75,730	$48,175	$50,930
Europe	51,941	47,023	38,008
Rest of World	14,940	13,714	8,434

	$142,611	$108,912	$97,372

Depreciation and amortization:
United States	$44,317	$39,275	$29,273
Europe	45,017	37,477	34,695
Rest of World	7,671	5,425	5,634

	$97,005	$82,177	$69,602

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

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

U.S. Department of Justice Investigations.

On March 30, 2005 the Company announced that it had received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting documents related to any consulting and professional service agreements with orthopedic surgeons using or considering the use of the Company’s hip or knee implants for the period January 2002 through March 29, 2005. The Company is aware that similar inquiries were directed to other companies in the orthopedics industry. On July 19, 2006 the Company received a letter from the U.S. Department of Justice through the U.S. Attorney for the District of New Jersey requesting additional documents further to the subpoena issued in March 2005. This letter requested additional documents related to consulting and service agreements for the time period January 1998 through the present, as well as research and other grant agreements for that same time period. Further, the letter requested that the Company provide copies of the agreements identified in the supplemental request on an on-going basis. In addition, the requested information related to Company-sponsored training events, the selection process used by the Company to identify consultants and researchers, the Company’s product design process for hip and knee implants and information on the Company’s orthopedic sales force. The Company has subsequently received additional requests for information, both informally and by subpoena.

The U.S. Attorney’s Office and the Company have recently begun discussions regarding a potential resolution of this matter. The results of any resolution remain uncertain at this time, but could, among other things, require monetary payments, cause the Company to significantly change some of its existing business practices, and include the potential for additional governmental oversight. Although the Company has cooperated and intends to continue to cooperate fully with the Department of Justice inquiry, discussions are still in preliminary stages with respect to the terms of any proposed resolution and there can be no assurance that the Company will enter into a consensual resolution of this matter with the U.S. Attorney’s Office. Given the preliminary nature of these discussions, the Company does not believe that a range of loss is estimable; therefore, the Company has not accrued for any losses with regard to this inquiry.

In June 2006, the Company received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents from January 2001 through June 2006 regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices, or the subpoena. The Company is aware of similar subpoenas directed to other companies in the orthopedic industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the subpoena has currently been narrowed to a specific geographic region and specific product lines. It is the Company’s belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is the Company’s belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of the Company’s competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to the Company. Neither the Company, the Company’s independent distributor, nor the Company’s independent sales representative took any action in response to the e-mail, and the Company believes that no anticompetitive activity took place as a result of it. The Company requires compliance by the Company’s employees and the Company’s independent distributors with the Company’s Code of Business Conduct and Ethics and with applicable antitrust laws. The information provided herein is limited to the information available to the Company at the present time and the Company cannot offer any assurances as to the scope and final outcome of this investigation. On an issue related to the subpoena the Company has received two complaints in class action lawsuits alleging violations of the Sherman Antitrust Act. In addition, the Company is aware of other complaints that have been filed, but not served on the Company. The complaints also named various other companies in the orthopedic industry as defendants. We intend to vigorously defend this matter and believe that the Company has meritorious defenses to the claims being asserted.

In May 2007, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the Company’s subsidiary EBI, L.P. for the time period from January 1999 through the present. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company intends to fully cooperate with the request of the Department of Justice. Further, the Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Litigation Relating to Past Stock Option Practices.

On September 21, 2006, two shareholder-derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko Country, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option awards by the Company dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint, which is currently pending with the court.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note M: Commitments & Contingencies, Continued.

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

Pursuant to Indiana law and provisions of the Company’s article of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits.

On May 25, 2007, the Board received and discussed an updated report from its Special Committee, which concluded that pursuing these three shareholder-derivative complaints was not in the Company’s best interests. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder-derivative claims and result in the dismissal of these complaints.

Litigation Relating to the Merger.

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The lawsuit names as defendants each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., and Blackstone Capital Partners V L.P., KKR 2006 Fund L.P., Goldman Sachs Investments Ltd., and TPG Partners V, L.P. The complaint alleges, among other things, that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to the Company’s shareholders by the Company’s directors in connection with the Company’s entry into the Merger Agreement. Among the purported fiduciary breaches alleged in the complaint is that the Company’s director defendants “knew that the only way they could escape liability for their stock option granting improprieties would be to sell the Company, thus eliminating their liability.” The complaint seeks, among other relief, class certification of the lawsuit, a declaration that the Merger Agreement was entered into in breach of the fiduciary duties of the defendants, an injunction preventing the defendants from proceeding with the Merger unless and until the defendants implement procedures to obtain the highest possible sale price, an order directing the defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s shareholders until the process for a sale of Biomet is completed and the highest price is obtained, an order directing the defendants to exercise their fiduciary duty to disclose all material information in their possession concerning the Merger prior to the shareholder vote, including the Company’s fiscal 2007 second quarter financial results, imposition of a constructive trust upon any benefits improperly received by the defendants, an award of attorneys’ fees and expenses, and such other relief as the court might find just and proper. On March 29 and 30, 2007, the defendants filed motions to dismiss the plaintiffs’ complaint, and these motions are currently pending before the court.

On January 2, 2007, a purported class action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in the Supreme Court for the State of New York, New York County. A virtually identical action was filed on January 9, 2007, captioned Corry v. Biomet, Inc., etal., in the same court. Both of these lawsuits named as defendants Biomet, each member of its Board of Directors at the time, Dane Miller, Ph.D., The Blackstone Group L.P., Kohlberg Kravis Roberts & Co., Goldman Sachs Capital Partners, and Texas Pacific Group. The lawsuits made essentially the same claims and sought the same relief as in the Long action described above. On January 29, 2007, defendants filed a joint motion to dismiss Gervasio. On February 14, 2007, the plaintiff in Corry voluntarily discontinued his lawsuit and informed defendants that he intended to intervene in Gervasio. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio. On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of these purported class action lawsuits relating to the Merger.

Pursuant to Indiana law and provisions of the Company’s articles of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits, with the exception of Dane Miller, Ph.D., whose status as a defendant does not arise from his status as a former director or officer.

On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of the Company’s shareholders following the announcement of the proposed Merger. Each of Biomet and the other defendants denies all of the allegations in these lawsuits, including any allegation that its current disclosures with regard to the pending Merger are false, misleading or incomplete in any way. Nevertheless, without admitting any liability or wrongdoing, the Company and other defendants in these cases have agreed in principle to settle them in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of any delay to the closing of the Merger posed by these lawsuits. Such settlement is subject to execution and delivery of definitive documentation, the closing of the Merger and court approval. If the settlement becomes effective, the lawsuits will be dismissed with prejudice.

Pursuant to the terms of the settlement, the Company has agreed to make available meaningful additional information, including financial information, to its shareholders. Such additional information is contained in the Company’s Current Report on Form 8-K filed on May 31, 2007. In addition, the Sponsor Group has agreed to cause the Company (or the Company’s successors) to pay the legal fees and expenses of plaintiffs’ counsel, in an amount of $600,000 in the aggregate, subject to the approval by the court and the closing of the Merger. This payment will not affect the amount of consideration to be paid in the Merger. The details of the settlement will be set forth in a notice to be sent to the Company’s shareholders prior to a hearing before the court to consider the settlement. The settlement will not affect the consideration to be paid in the Merger to the Company’s shareholders in connection with the proposed Merger.

Additional lawsuits pertaining to the Merger could be filed in the future.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (continued)

Note M: Commitments & Contingencies, Concluded.

Nasdaq Delisting Proceedings.

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

On April 12, 2007, the Company announced that it received an additional notice of non-compliance from The Nasdaq Stock Market, pursuant to Marketplace Rule 4310(c)(14), due to the previously announced delay in filing its quarterly report on Form 10-Q for the third quarter of fiscal 2007. In the notice, the Company was invited to make an additional submission to the Panel addressing its plans for making the third quarter filing. On April 19,2007, the Company requested an exception until June 12, 2007 to file its quarterly report on Form 10-Q for the third quarter of fiscal 2007.

On May 29, 2007, the Panel made a determination with respect to the Company’s April 19, 2007 and May 22, 2007 requests. In its May 29, 2007 determination, the Panel granted the Company’s request to extend the time to file the Company’s reports on Form 10-Q for the second and third quarters of fiscal 2007, and to complete all required restatements, on or before July 11, 2007. The Panel added that notwithstanding this extension it expects the Company to comply with the terms of the exception by the June 12, 2007 date referenced in the Company’s April 19, 2007 and May 22, 2007 requests. On June 7, 2007, the Company received a letter from the Panel stating that Biomet has evidenced compliance with the Panel’s prior decisions and all applicable Nasdaq Marketplace Rules, and that the Panel has determined to continue the listing of Biomets’ common shares on the NASDAQ Global Select Market.

Other Litigation.

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

The Company and its subsidiary, Biomet Orthopedics, Inc., recently initiated legal proceedings against Zimmer US, Inc. (“Zimmer”), certain former Biomet distributors, and David Montgomery, a former employee of the Company who currently works for Zimmer. The thirteen count lawsuit filed in Marion County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate Biomet confidential information, to interfere with Biomet’s contractual relations with distributors and to attempt to buy the assets of most of Biomet’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to the Company. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with the Company, and although no amount of money damages can completely compensate the Company for the losses it has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with its sales force. To the extent the Company sustained damages as a result of its former distributors agreeing to purportedly sell their assets to Zimmer, the Company is seeking to recover lost profits and other damages as well. In addition, the Company is seeking to recover punitive damages from the defendants.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to the Company under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment, and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007 a temporary restraining order was entered against the former Biomet distributor. Prior to the filing of the suit described above, that former Biomet distributor sued one of his former employees, who decided to continue to represent Biomet products in the future as he has for nearly ten years. The suit brought against this employee by the former Biomet distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the former Biomet distributor by continuing to sell the same Biomet products he sold while employed by the former Biomet distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of counsel to the Company in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole.

Biomet, Inc. & Subsidiaries Notes To Consolidated Financial Statements (concluded)

Note N: Subsequent Events.

On December 18, 2006, Biomet entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (as may be amended and restated, supplemented or otherwise modified from time to time, the “Merger Agreement”), pursuant to which, after completion of the Offer (as defined below) and the satisfaction or waiver of certain conditions, Purchaser will be merged with and into Biomet, with Biomet continuing as the surviving corporation (the “Merger”). LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsor Group”).

Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer, or the Offer, to purchase all of Biomet’s outstanding common shares, without par value (the “Common Shares” or the “Shares”), at a price of $46.00 per Share (the “Offer Price”), without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. The Offer expired at 12:00 midnight, New York City time, on July 11, 2007, with approximately 82.41% of the outstanding Shares having been tendered to Purchaser. On July 17, 2007, Purchaser completed its purchase of the tendered Shares.

In connection with the closing of the Offer, all outstanding options, each an Option, to purchase Shares under Biomet’s stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an Option, less any required withholding taxes.

In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165 million senior secured term loan facility, or the Tender Facility, maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181 million to finance a portion of the Offer and pay related fees and expenses. Biomet expects to refinance all amounts borrowed under the Tender Facility concurrently with the closing of its new senior secured credit facilities. Additional financing for the Offer was provided in the form of indirect equity contributions from the Sponsor Group, who collectively caused approximately $5,197 million to be contributed as equity to LVB Acquisition Holding, LLC, or Holding, concurrently with the funding of the Tender Facility. Holding, which owned 100% of the outstanding equity interests in LVB at the time of the Offer, contributed such funds to LVB, which in turn contributed such funds to Purchaser.

As a result of Purchaser having acquired approximately 82.41% of the outstanding Shares pursuant to the Offer, Biomet will call a special meeting of shareholders to vote upon the Merger, at which meeting Biomet expects that LVB and Purchaser will vote all of their Shares to approve the Merger. At the effective time of the Merger, or the Effective Time, each Share, other than the Shares owned by LVB or Purchaser immediately prior to the Effective Time, will be cancelled automatically and will cease to exist and will be converted into the right to receive the Offer Price, without interest and less any required withholding taxes. Additional funds necessary to complete the Merger are expected to be funded using equity contributions by certain of Biomet’s directors and equity contribution or rollover of existing equity interests by certain of Biomet’s executive officers and members of Biomet’s senior management (the “Management Participants”), an offering of high-yield debt securities, initial borrowings under Biomet’s new senior secured credit facilities, its cash on hand and, if necessary, additional equity contributions by the Sponsor Group.

Pursuant to the Merger Agreement, LVB obtained pro rata representation on and control of the Board of Directors.

The closing of the Merger is subject to various conditions as described in the Merger Agreement, including to customary conditions such as the absence of any governmental orders preventing the Merger or any other transaction contemplated by the Merger Agreement, Biomet’s provision to LVB of certain financial information and certificates described in the Merger Agreement, and the receipt of certain regulatory approvals. Biomet has agreed with LVB and Purchaser to each use reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the Merger, including with respect to obtaining the necessary consents, approvals and authorizations from governmental authorities.

Completion of the transactions contemplated by the Merger Agreement is subject to various regulatory approvals or consents, including those required by (1) the Hart-Scott-Rodino Antitrust Improvement Act of 1976, or the HSR Act, and (2) the antitrust laws of the European Union. On February 15, 2007, the parties were granted early termination of the waiting period under the HSR Act for the Merger Agreement and related transactions. No approval of the antitrust authorities in the European Union is required in connection with the Merger, and none of the parties is aware of any other required approvals. The Company has been informed by the Sponsor Group that, in accordance with the provisions of the Merger Agreement, the Sponsor Group currently expects to complete the Merger no earlier than September 2007, subject to the satisfaction of the conditions contained therein.

Biomet, Inc. and Subsidiaries Schedule II — Valuation and Qualifying Accounts

for the years ended May 31, 2007, 2006 and 2005

(in thousands)

Col. A	Col.B	Col.C				Col.D		Col.E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts - describe			Deductions describe		Balance at end of period
Allowance for doubtful receivables:
For the year ended May 31, 2007	$69,134	$65,057	$ $	45 646	(B) (C)	$50,770(	A)	$84,112

For the year ended May 31, 2006	$59,513	$21,725		$(351	)(C)	$11,753	(A)	$69,134

For the year ended May 31, 2005	$43,384	$29,116		$288 1,005	(B) (C)	$14,280	(A)	$59,513

Excess and obsolete inventory reserves:
For the year ended May 31, 2007	$99,427	$67,348		$4,581	(C)	$18,004	(D)	$153,352

For the year ended May 31, 2006	$93,046	$29,577		$(1,290	)(C)	$21,906	(D)	$99,427

For the year ended May 31, 2005	$81,655	$34,792		$2,984	(C)	$26,385	(D)	$93,046

Notes:

(A)	Uncollectible accounts written off

(B)	Collection of previously written off accounts

(C)	Effect of foreign currency translation

(D)	Inventory written off

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a- 15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2007. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2007.

(b) Management’s Report on Internal Control over Financial Reporting. As described in more detail in Part II, Item 9A “Controls and Procedures” of the Company’s amended annual report on Form 10-K/A filed with the SEC on May 29, 2007 (the “Form 10-K/A”), as of May 31, 2006 the Company did not have an effective control designed and in place over the establishment of the appropriate grant date or the measurement date for determining share-based expense. These deficiencies resulted in the misstatement of the Company’s share-based expense, payroll and other employee taxes, additional paid-in capital accounts, related income tax accounts, retained earnings, related financial disclosures and other accounts and resulted in the restatements discussed in the Form 10-K/A. As a result of these deficiencies, the Company’s current management concluded that the Company had a material weakness as of May 31, 2006 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

Throughout fiscal 2007, the Company implemented the following improvements or changes to its internal control over financial reporting to effectively remediate the material weakness described above:

•	the Company is not currently granting any stock option awards, and has not granted any stock option awards since December 2006;

•	on February 26, 2007, the Company announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of the Company’s Board of Directors;

•

on March 30, 2007, Gregory D. Hartman retired as Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and a Director of the Company;

•

on March 30, 2007, the Company announced the appointment of J. Pat Richardson as Vice President - Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007 the Company announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer to become effective June 5, 2007;

•	the Company appointed Bradley J. Tandy as Senior Vice President, General Counsel and Secretary;

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

•

the Company’s current Chief Executive Officer, current senior management and the Board of Directors are committed to setting the proper tone regarding internal control over financial reporting and achieving transparency through effective corporate governance, a strong control environment, business standards reflected in Biomet’s Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity;

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

With the implementation of the above measures and other events occurring throughout fiscal 2007, the Company has improved its internal control over financial reporting and reduced to a remote likelihood the possibility of a material misstatement that would not be prevented or detected related to the material weakness described above. The Company has, therefore, concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of May 31, 2007.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of May 31, 2007 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2007. Management’s report and the independent registered public accounting firm’s attestation report are included on pages 40 and 41, respectively, of this report and are incorporated herein by reference.

(c) Changes in Internal Control. Except as Set forth in part (b) of this Item 9A, Controls and Procedures, during the fourth quarter of fiscal year 2007, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

Item 9B.	Other Information

There was no information to be disclosed in a Current Report on Form 8-K during the fourth quarter of fiscal year 2007 that was not previously reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

DIRECTORS OF BIOMET

The following information sets forth, with respect to each individual, the name, age as of July 17, 2007, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board.

Jeffrey R. Binder, age 44	Director since 2007

Mr. Binder was appointed the President and Chief Executive Officer effective February 26, 2007. Prior thereto, he served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. He previously served as President of Abbott Spine from June 2003 to January 2006, and President and Chief Executive Officer of Spinal Concepts from 2000 until June 2003. The business address of Mr. Binder is 56 East Bell Drive, Warsaw, Indiana 46582.

Chinh E. Chu, age 40	Director since 2007

Mr. Chu is a Senior Managing Director of The Blackstone Group, which he joined in 1990. Mr. Chu serves on the board of directors of Celanese AG, Financial Guaranty Insurance Company, HealthMarkets, Inc., Nalco Holding Company, Nycomed Holdings and SunGard Data Systems Inc. The business address of Mr. Chu is 345 Park Avenue, New York, New York 10154.

Jonathan J. Coslet, age 42	Director since 2007

Mr. Coslet has been a Partner of TPG Capital, L.P. since 1993 and is currently a Senior Partner. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., J. Crew Group, Inc. and Quintiles Transnational Corp. The business address of Mr. Coslett is 345 California Street, San Francisco, California 94101.

Michael Dal Bello, age 36	Director since 2007

Mr. Dal Bello has been a Principal in the Private Equity Group of The Blackstone Group since December 2005 and from 2002 until December 2005, he was an Associate in this group. Mr. Dal Bello serves on the board of directors of Catalent Pharma Solutions, Inc., Montecito Broadcast Group, LLC, Global Tower Partners, Sithe Global Power, LLC, Team Finance LLC and Vanguard Health Systems, Inc. The business address of Mr. Dal Bello is 345 Park Avenue, New York, New York 10154.

Sean Fernandes, age 33	Director since 2007

Mr. Fernandes joined Goldman, Sachs & Co. in the Financial Institution Group, as an Associate in 2000 and he became a Vice President in 2003. He joined the Principal Investment Area in 2007. Mr. Fernandes serves on the board of directors of Signature Hospital LLC. The business address of Mr. Fernandes is 85 Broad Street, New York, New York 10004.

C. Scott Harrison, M.D., age 70	Director since 1994

Dr. Harrison is the founder, President and Chief Executive Officer of CURE International (non-profit organization). The business address of Dr. Harrison is P.O. Box 2323, Harrisburg, Pennsylvania 17105-2323.

Adrian Jones, age 43	Director since 2007

Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002. Mr. Jones serves on the board of directors of Burger King Holdings, Inc., Education Management Corporation, HealthMarkets, Inc. and Signature Hospital LLC. The business address of Mr. Jones is 85 Broad Street, New York, New York 10004.

Michael Michelson, age 56	Director since 2007

Mr. Michelson has been a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co., L.P. since 1996 and prior thereto, he was a general partner of Kohlberg Kravis Roberts & Co, L.P. Mr. Michelson also serves on the board of directors of Accellent Inc., Jazz Pharmaceuticals, Inc. and HCA Inc. The business address of Mr. Michelson is 2800 Sand Hill Road, Menlo Park, California 94025.

Dane A. Miller, Ph.D., age 61	Director since 2007

Dr. Miller is one of the four founders of Biomet and, from 1977 until 2006, he served as President, Chief Executive Officer and a Director of Biomet. Dr. Miller serves on the board of directors of 1st Source Corporation, ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation. The business address of Dr. Miller is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

Kenneth V. Miller, age 59	Director since 1979

Mr. Miller is a self-employed attorney, venture capitalist and a principal in Havirco (private investment management firm). Mr. Miller is a director and a member of the Compensation Committee of the Board of Directors of TEAM Industries, Inc. (manufacturer of expanded polystyrene products). Mr. Miller is also a member of the Board of Trustees of Western Michigan University, as well as the Chair of the Advisory Board of Haworth College of Business at Western Michigan University. In addition, Mr. Miller serves as a director of various charitable and civic organizations. The business address of Mr. Miller is 3505 Greenleaf Boulevard, Kalamazoo, Michigan 49008.

John Saer, age 50	Director since 2007

Mr. Saer has been an executive of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co., L.P. since 2001. Mr. Saer also serves on the board of directors of KSL Holdings Corporation. The business address of Mr. Saer is 9 West 57th Street, New York, New York 10019.

Todd Sisitsky, age 35	Director since 2007

Mr. Sisitsky has been a Partner of TPG Capital, L.P. since 2007. From 2003 until 2007, he was an Investor at TPG Capital, L.P. From 2001 until 2003, he was an Investor/Associate at Forstmann Little & Co. Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., and Surgical Care Affiliates, LLC. The business address of Mr. Sisitsky is 345 California Street, San Francisco, California 94101.

L. Gene Tanner, age 74	Director since 1985

Mr. Tanner is Vice Chairman of the Board of NatCity Investments, Inc. (investment banking firm) and a director of the Indiana Chamber of Commerce. In addition, Mr. Tanner serves as a director of various charitable organizations. The business address of Mr. Tanner is 101 W. Washington Street, Indianapolis, Indiana 46255.

Each of Messrs. Chu, Coslet, Dal Bello, Fernandes, Jones, Michelson, Saer and Sisitsky is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own all of the equity interests in LVB Acquisition, Inc. (“LVB”) and generally is entitled to be indemnified by such entity for his service on Biomet’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

None of the directors (other than Mr. Binder) currently holds any position with Biomet. Except as described below, none of the directors (other than Mr. Binder) or any of his or her affiliates (1) has a familial relationship with any directors or executive officers of Biomet or (2) has been involved in any transactions with Biomet or any of its directors, officers or affiliates which are required to be disclosed pursuant to the rules and regulations of the SEC, except as may be disclosed herein.

Dr. Miller entered into a Separation, Release and Consultancy Agreement with Biomet on May 8, 2006. Pursuant to the terms of the agreement, Dr. Miller received or will receive $4,000,000 on October 1, 2006, $500,000 on November 30, 2006 and $500,000 on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. The agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with Biomet and soliciting employees of Biomet during the term of the agreement.

There have been no material changes to the procedures by which shareholders may recommend nominees to Biomet’s Board since August 15, 2006, the date of Biomet’s Definitive Proxy Statement on Schedule 14A in connection with the 2006 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF BIOMET

Information regarding Biomet’s executive officers is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Audit Committee

The Board has a standing Audit Committee comprised of C. Scott Harrison, M.D., Kenneth V. Miller (Chair) and L.Gene Tanner. Furthermore, the Board has determined that the the Audit Committee consists only of directors who, in the judgment of the Board, are independent within the meaning of The Nasdaq Stock Market listing standards. The Audit Committee and the Board have determined that each of the members of the Audit Committee qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Audit Committee operates pursuant to its charter adopted July 19, 2006, a copy of which is available in the Corporate Governance section of Biomet’s website at www.biomet.com.

Code of Business Conduct and Ethics

Biomet has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of its employees, officers, and directors, including its Chief Executive Officer, Chief Financial Officer and Controller, as well as certain other personnel associated with Biomet. All Biomet team members, including the aforementioned individuals and the Board, are required to comply with the Code of Conduct. The Code of Conduct is based on five broad corporate values that shape Biomet’s business practices: (a) Legal/Compliance Obligations, (b) Integrity, (c) Respect for People, (d) Dedication to Quality and (e) Stewardship. The Code of Conduct also includes a procedure for reporting any potential violations of the Code of Conduct and a process for investigating and resolving any potential violations. A copy of the Code of Conduct is available on Biomet’s website at www.biomet.com or a copy may also be requested free of charge by contacting Biomet’s Investor Relations Department at Biomet, Inc., P.O. Box 587, Warsaw, Indiana 46581-0587 or at (574) 372-1514.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Biomet’s directors, executive officers and persons who own more than 10 percent of a registered class of Biomet’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Biomet Common Shares and other equity securities. Officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish Biomet with copies of all Section 16(a) forms filed by them.

During the fiscal year ended May 31, 2007, to Biomet’s knowledge, based solely on the review of the copies of such reports furnished to Biomet and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten percent beneficial owners were complied with on a timely basis, except that a Form 4 for each of Messrs. Allen, Haller, Kolter, Schiess, Sasso and Tandy and Ms. Whaley was filed late on April 10, 2007 to report the exercise of stock options by each of these individuals. The exercise of stock options for each individual occurred on April 5, 2007.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This section includes information regarding, among other things, the overall objectives of Biomet’s compensation program and each element of compensation that Biomet provides. The goal of this section is to provide a summary of Biomet’s executive compensation practices and the decisions that Biomet made during the 2007 fiscal year concerning the compensation package payable to its executive officers, including the seven executives in the Summary Compensation Table. Each of the seven executives listed in the Summary Compensation Table is referred to herein as a “named executive officer” or “NEO.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation and Stock Option Committee and Compensation Methodology

During the 2007 fiscal year, the Compensation and Stock Option Committee of the Board was responsible for administering the compensation and benefit programs for Biomet’s team members, including the executive officers. Historically, the Compensation and Stock Option Committee annually reviewed and evaluated cash compensation and stock option award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to Biomet’s executive officers. The Compensation and Stock Option Committee examined these recommendations in relation to Biomet’s overall objectives and makes compensation recommendations to the Board for final approval. The Compensation and Stock Option Committee also historically sent to the Board for approval its recommendations on compensation for the Chairman of the Board and the President and Chief Executive Officer, who do not participate in the decisions of the Board as to their compensation packages. Neither the Chairman of the Board nor the President and Chief Executive Officer was a member of the Compensation and Stock Option Committee during the 2007 fiscal year. On July 12, 2007, in accordance with the provisions of the Merger Agreement, each of Messrs. Jerry L. Ferguson, M. Ray Harroff, Thomas F. Kearns, Jr., Jerry L. Miller, Charles E. Niemier and Niles L. Noblitt and Mses. Sandra A. Lamb and Marilyn Tucker Quayle (collectively, the “Resigning Directors”) submitted a resignation from the Board and from any committees of the Board (including the Compensation and Stock Option Committee) on which such individuals were a member. Such resignations were effective July 17, 2007. Also effective on July 17, 2007, and in accordance with the provisions of the Merger Agreement, Messrs. Chinh E. Chu, Jonathan J. Coslet, Michael Dal Bello, Sean Fernandes, Adrian Jones, Michael Michelson, Dane A. Miller, Ph.D., John Saer and Todd Sisitsky (collectively, “LVB’s Designees”) were appointed to the Board to replace the Resigning Directors. None of LVB’s Designees has entered into any employment agreement or arrangement with Biomet.

Traditionally, Biomet has not hired a compensation consultant to review its compensation practices. In connection with change in control agreements entered into between Biomet and certain members of its senior management team, Biomet engaged The Kinsley Group, an independent compensation consultant, primarily to provide guidance to the Board on the terms of the agreements and relevant practices of the marketplace. The Kinsley Group also provided an evaluation of Biomet’s compensation practices with respect to the compensation paid to certain members of Biomet’s senior management team and members of the Board. More recently, Biomet has engaged The Kinsley Group to provide a more comprehensive evaluation of Biomet’s compensation practices and to offer additional research capabilities and expertise in designing and operating executive compensation programs. This review is ongoing and has not yet been completed.

Prior to the engagement of The Kinsley Group, the compensation of Biomet’s executives was determined by the Compensation and Stock Option Committee after consideration of an informal peer group consisting of some of Biomet’s competitors through publicly available filings, such as proxy statements filed with the SEC. However, the Compensation and Stock Option Committee did not engage in formal benchmarking during this informal review or in making compensation decisions. Among the companies that Biomet used for its informal peer group analysis are:

Stryker Corporation	Zimmer Holdings, Inc.	Smith & Nephew plc
ReAble Therapeutics, Inc.	Orthofix International N.V.	Wright Medical Group, Inc.
Exactech, Inc.

Biomet’s executive compensation practices are also affected by the highly competitive nature of the orthopedics industry and the location of Biomet’s executive offices in Warsaw, Indiana. The fact that a number of the leading orthopedic manufacturers in the world have significant operations in and around Warsaw, Indiana, means that there are continuing opportunities for experienced orthopedic executives who reside in this area. On the other hand, the fact that Warsaw, Indiana, is a small town in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country.

Executive Compensation Philosophy and Objectives

Biomet’s current executive compensation policies and practices reflect the compensation philosophies of Biomet’s founders. Biomet’s executive compensation practices and policies are designed to help achieve the superior performance of Biomet’s executive officers and management team by accomplishing the following goals:

•	Attracting, retaining and rewarding highly-qualified and productive persons;

•	Relating compensation to both company and individual performance;

•	Establishing compensation levels that are internally equitable and externally competitive; and

•	Encouraging an ownership interest and instilling a sense of pride in Biomet, consistent with the interests of Biomet’s shareholders.

Biomet’s compensation methodology is based on the belief that all team members play a critical role in Biomet’s success and, therefore, all team members are eligible to participate in Biomet’s cash and equity compensation plans. Biomet’s compensation methodology is based upon one of its founding philosophies: equity incentives in the form of stock options are an excellent motivation for all team members, including executive officers, and serve to align the interests of team members, management and shareholders.

Based on these objectives, the compensation package of Biomet’s executive officers is intended to meet each of the following three criteria: (1) market competitive - competitive levels with companies of similar size and performance to Biomet, such as the companies discussed above as its informal peer group; (2) performance-based—“at risk” pay that is based on both short- and long-term goals; and (3) shareholder aligned - incentives that are structured to create alignment between the shareholders and executives with respect to short- and long-term objectives.

The Elements of Biomet’s Compensation Program

As a result of Biomet’s compensation philosophies and objectives, the compensation package of Biomet’s executive officers consists of five primary elements: (1) base salary; (2) discretionary annual cash bonuses; (3) stock options; (4) participation in employee benefit plans; and (5) deferred compensation elections.

Base Salary. Consistent with the Compensation and Stock Option Committee’s consideration of Biomet’s informal peer group, Biomet’s practice is to provide base salaries at rates that it believes to be comparable with positions of executives in the orthopedics industry of similar responsibility to Biomet executives and other companies of similar size to Biomet. The Compensation and Stock Option Committee has historically made a recommendation to the Board concerning the appropriate base salary for each executive officer based on Biomet’s performance, the executive officer’s performance, Biomet’s future objectives and challenges and the current competitive environment. Historically the Board has set the base salary for each executive officer at the beginning of each calendar year, after receiving a recommendation from the Compensation and Stock Option Committee. In connection with the ongoing comprehensive evaluation of Biomet’s compensation practices by The Kinsley Group, Biomet may redesign certain aspects of its compensation program, which may affect future base salary determinations, depending on the results of this evaluation. Presently, Biomet considers its base salaries to be in line with its compensation objectives.

Discretionary Annual Cash Bonuses. Biomet provides the opportunity for all Biomet team members, including members of its senior management team, to earn discretionary annual cash bonuses. These awards are intended to compensate Biomet team members for contributing to Biomet’s achievement of its financial and operational goals and, in certain cases, for achieving individual annual performance objectives. Except as described below, the full amount of the potential discretionary annual cash bonus for Biomet’s senior management team, including its NEOs, has historically been determined at the discretion of the Compensation and Stock Option Committee, after considering the recommendation of the President and Chief Executive Officer (other than for himself), and approved by the Board after the conclusion of each fiscal year. In exercising its discretion, the Compensation and Stock Option Committee primarily has historically taken into account the growth in revenues and earnings and market share penetration of the operations for which each executive is responsible or plays a significant role, as well as the goals, objectives, responsibilities and length of service of each executive.

The annual cash bonuses payable to Biomet’s NEOs for the 2007 fiscal year are as follows:

•

pursuant to the terms of the employment agreement between Biomet and Mr. Binder dated February 26, 2007, and the terms of the offer letter provided to Mr. Richardson by Biomet dated March 26, 2007, Messrs. Binder and Richardson will receive bonuses of $162,500 and $24,722, which represent Messrs. Binder’s and Richardson’s target discretionary annual cash bonuses for the 2007 fiscal year, respectively, pro-rated based on their respective lengths of service during the 2007 fiscal year;

•

pursuant to the separation and retirement agreement dated May 31, 2007 between Biomet and Mr. England, Mr. England will receive either 100% of his target bonus if the transactions contemplated by the Merger Agreement are consummated or, if the Merger Agreement is terminated or the transactions contemplated by the Merger Agreement are not consummated within six months of the effective date of Mr. England’s separation from Biomet, Mr. England will receive an annual cash bonus payment equal to 94% of his target bonus;

•	pursuant to his separation and retirement agreement dated June 6, 2007, Mr. Niemier will receive 100% of his target bonus;

•

pursuant to the retirement and consulting agreement dated March 30, 2007 between Biomet and Mr. Hann, subject to certain conditions Biomet agreed to pay Mr. Hann $133,333 in full discharge of Mr. Hann’s annual cash bonus for Biomet’s 2007 fiscal year (prior to his retirement on March 30, 2007, Mr. Hann had also received, and was permitted to retain, $200,000, which represents 50% of his target annual cash bonus for the 2007 fiscal year, which was paid out in December 2006);

•

pursuant to the retirement and consulting agreement dated March 30, 2007 between Biomet and Mr. Hartman, Mr. Hartman agreed to forfeit the remaining unpaid portion of his annual cash bonus for Biomet’s 2007 fiscal year (prior to his retirement on March 30, 2007, Mr. Hartman had also received, and was permitted to retain, $156,000, which represents 50% of his target annual cash bonus for the 2007 fiscal year, which was paid out in December 2006); and

•

upon the Compensation and Stock Option Committee’s recommendation, the Board approved an annual cash bonus payment to Mr. van Broeck equal to 97.5% of his target bonus, which was generally a higher percentage than other executive officers due to Biomet’s European operations exceeding Biomet’s other significant business units in terms of sales and earnings.

Stock Options. Stock options have always been an element of Biomet’s long-term incentives program. The primary purpose of stock options is to provide executive officers and other team members with a personal and financial interest in Biomet’s success through Common Share ownership, thereby aligning the interests of executive officers and other team members with those of Biomet’s shareholders. Biomet’s broad-based stock option program was intended to further Biomet’s goal of motivating outstanding long-term contributions by team members within all levels of Biomet. Biomet’s compensation methodology is based upon the belief that stock options help to create an entrepreneurial environment within Biomet and instill the spirit of a small company. Additionally, Biomet’s compensation methodology is based upon the belief that stock options provide broad incentives for the day-to-day achievements of all team members in order to sustain and enhance Biomet’s long-term performance.

Stock option awards are based on an individual’s level of responsibility, contribution, length of service and total number of Common Shares owned in relation to other executive officers. All team members are eligible to receive stock options, including all hourly team members of

Biomet and its subsidiaries in the United States and most other countries, who are eligible to receive a stock option after just two years of service with Biomet or one of its subsidiaries.

Under the stock option plans, options may also be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation and Stock Option Committee, and generally become exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. The term of each option granted expires within the period prescribed by the Compensation and Stock Option Committee, but shall not be more than five years from the date the option is granted if the optionee is a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminate upon the optionee’s separation from service with Biomet, unless such separation results from retirement, disability or death.

During the 2005 and 2006 fiscal years, Biomet also granted conditional performance stock option awards, which conditioned the number of Common Shares earned by the award recipient on Biomet’s shareholder return over a three-year period against Biomet’s informal peer group discussed above. Based on Biomet’s performance over this three-year period, the recipient could earn between zero Common Shares and 150% of the target number of Common Shares provided for in the conditional performance grant. At the completion of the three-year performance period, the earned option remains exercisable for two years before the option expires. During the 2007 fiscal year, Biomet did not grant any conditional performance option awards.

As of May 31, 2007, Biomet had two stock option plans with Common Shares available for grant: the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan (the “1998 Plan”) and the Biomet, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). However, in connection with certain limitations placed on Biomet under the Merger Agreement, Biomet is not currently granting stock option awards. Since the terms of the original Merger Agreement provided, and the terms of the Merger Agreement provide, that all unexercised options are cashed out if the transactions contemplated thereby are completed, grants of stock options would offer no retentive value to members of senior management. Moreover, upon the closing of the Offer, all outstanding options (each an Option) to purchase Shares under Biomet’s stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an Option, less any required withholding taxes. For further details regarding the treatment of stock options in connection with the Offer, refer to the Offer to Purchase, “The Offer—Section 11. Purpose of the Offer and Plans for Biomet; Merger Agreement.” Biomet did not grant stock options to recently hired members of its senior management team, including Messrs. Binder and Richardson, as a result of the limitations under the original Merger Agreement in effect at the time Biomet hired Messrs. Binder and Richardson. Biomet has agreed, however, to make certain equity awards to Messrs. Binder and Richardson in the event that the Merger Agreement is terminated. For a description of these agreements, refer to “—Employment Agreements and Potential Post-Termination Payments—Employment Agreement with Jeffrey R. Binder” and “— Employment Agreements and Potential Post-Termination Payments—Offer Letter to J. Pat Richardson” below.

If the transaction contemplated by the Merger Agreement is not consummated, Biomet’s Human Resources, Legal and Finance departments will, prior to Biomet’s resumption of the issuance of stock option awards, be provided additional training and education designed to ensure that relevant individuals involved in the administration of stock option awards understand the terms of Biomet’s equity-based award plans and the relevant accounting guidance for stock options and other share-based payments. In addition, such departments will develop, prior to Biomet’s resumption of the issuance of stock option awards, formal, documented stock option granting procedures and practices to ensure systematic approval and execution of stock option awards and the proper recording of such grants in Biomet’s stock administration records and financial statements.

Perquisites. Biomet believes that it has taken a reasonable approach to perquisites relative to other companies in its industry, such as the companies discussed above as its informal peer group. Biomet’s CEO and other NEOs are generally permitted, when practical, to use company aircraft for business and personal travel for security reasons. On a case by case basis, Biomet may reimburse executives for social club dues or offer to provide a travel allowance in connection with Biomet-related travel or relocation assistance to certain members of its senior management team who relocate their principal residence at Biomet’s request. For example, Biomet may, at times, provide reimbursement of moving expenses, offer protection against a loss on the sale of the executive’s home or provide tax “gross ups” for certain capital gains recognized by executives on the sale of the executive’s home. Typically, however, Biomet does not provide tax “gross ups” on perquisites.

Health and Welfare Benefits. The NEOs receive similar benefits to those provided to all other salaried U.S. employees, such as medical, dental, vision, life insurance and disability coverage.

Post-Termination Compensation and Management Continuity Agreements. As described in further detail below, during the 2007 fiscal year, the NEOs were provided arrangements which specified payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These severance benefits, which are competitive with the companies discussed above as Biomet’s informal peer group and general industry practices, are payable if and only if the executive’s employment terminates as specified in the applicable plan document or employment agreement. For more information, refer to “—Employment Agreements and Potential Post-Termination Payments.”

Historically, Biomet did not offer management continuity agreements to members of senior management. During the 2007 fiscal year, however, Biomet engaged The Kinsley Group to assist with the preparation of and execution of change in control agreements with members of Biomet’s senior management team. These agreements were intended to provide for continuity of management in the context of a prospective change in control of Biomet. These agreements were necessary to reinforce and encourage the continued attention and dedication of members of Biomet’s senior management to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control. For certain NEOs, namely Messrs. Hartman, Hann, England and Niemier, original change in control agreements executed with Biomet on September 20, 2006 were subsequently superceded or modified in connection with their retirement. For further information on the terms of the change in control agreements, refer to “—Employment Agreements and Potential Post-Termination Payments—Change in Control Agreements” below.

Retirement Plans. Biomet does not sponsor or maintain any pension plans applicable to its U.S.-based NEOs, however, Biomet has defined benefit retirement plans for certain of its foreign subsidiaries, discussed herein as its “foreign pension plans,” which cover certain of its overseas employees. One of these foreign pension plans is applicable to Mr. van Broeck and sponsored by Biomet Europe B.V. (“Biomet Europe”). Biomet Europe provides all employees, whether salaried or hourly, with the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in the Netherlands in order to provide a level of retirement benefits competitive with European market conditions. The benefits under this foreign pension plan are generally based on years of service and a calculation of the employee’s weighted average final base salary. Detailed explanations of these terms and calculations can be found in the narrative discussion accompanying the Pension Benefits Table. The investment objective is to enable a fixed, guaranteed payout to the employee at the time of the employee’s retirement, except, in the case of Mr. van Broeck, for a moderate profit-sharing provision, which may affect him by providing an additional benefit based on the collective return of the plan assets. The assets covered by the pension plan are managed by independent investment professionals, however, due to the guaranteed payout, policy holders are relatively unaffected by poor performance and affected only by positive investment returns under the profit-sharing provision. The net assets of these foreign pension plans did not include any of Biomet’s Common Shares as of April 30, 2007 (the same measurement dates used for the 2007 fiscal year with respect to Biomet’s foreign subsidiaries). For information about Mr. van Broeck’s pension benefits, refer to the Pension Benefits Table in “—Executive Compensation Tables—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

Biomet’s executive officers are eligible to participate in Biomet’s 401(k) Plan. All team members residing in the United States who are at least 18 years of age and complete at least 90 days of continuous service or work at least 1,000 hours per year are also eligible to participate in the 401(k) plan. Each year Biomet, in its sole discretion, may match 75% of each team member’s contributions, up to a maximum amount equal to 5% of the team member’s compensation, either in cash or in Common Shares. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service. Historically, the 401(k) Plan has purchased Common Shares with Biomet’s matching contribution.

Executive officers have also historically participated in Biomet’s Employee Stock Bonus Plan (the “ESBP”), which was merged into and with Biomet’s 401(k) Plan during the 2007 fiscal year. Under the ESBP, Biomet could make contributions to the ESBP in the form of Common Shares or cash in such amounts, if any, as it determined in its sole discretion, and participating team members could make voluntary contributions to the ESBP in amounts up to 10% of their annual compensation. Historically, Biomet had made contributions to the ESBP equal to 3% of each team member’s annual base salary, up to the maximum amount permitted by applicable Internal Revenue Service regulations. The funds accumulated under the ESBP were invested by the trustee primarily in Biomet Common Shares.

In addition, Biomet maintains The Biomet, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for Biomet’s senior management and members of the Board. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax-effective manner. Biomet does not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and cash bonus payments, as well as Board fees for non-employee directors, as applicable. Scheduled distributions from the Deferred Compensation Plan are available, and penalty-free, but treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and gains are reflected on Biomet’s financial statements and are unsecured general assets of Biomet. The Deferred Compensation Plan is an unfunded “future promise to pay” on behalf of Biomet. Neither Biomet nor the Deferred Compensation Plan record-keeper provides any guarantee of investment return. Biomet does not pay above-market interest rates on deferred amounts of compensation. For more information, refer to “—Executive Compensation Tables—Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Defined Compensation” below.

Role of Management in Compensation Decisions. The Compensation and Stock Option Committee has historically annually reviewed and evaluated recommendations made by the Chairman of the Board and the President and Chief Executive Officer for the executive officers (other than for themselves) along with the rationale for such recommendations and the summary information regarding aggregate compensation provided to Biomet’s executive officers. The Compensation and Stock Option Committee has historically examined these recommendations in relation to Biomet’s overall objectives and makes compensation recommendations to the Board for final approval. The Compensation and Stock Option Committee also has historically delivered to the Board for approval its recommendations on compensation for the Chairman of the Board and the President and Chief Executive Officer, who do not participate in the decisions of the Board as to their compensation packages. Neither the Chairman of the Board nor the President and Chief Executive Officer was a member of the Compensation and Stock Option Committee during the 2007 fiscal year.

Common Share Ownership Guidelines. In past years, Biomet has not adopted guidelines with respect to its senior management team’s ownership of Common Shares. More recently, the Board has considered adopting such a policy for members of senior management, however, these discussions were discontinued upon execution of the original Merger Agreement.

Policy with Respect to Deductibility of Compensation Over $1 Million. Section 162(m) of the Internal Revenue Code of 1986 generally limits to $1 million the tax deductibility of annual compensation paid to certain executives named in the Summary Compensation Table. However, performance-based compensation can be excluded from this limit if it meets certain requirements. The Compensation and Stock Option Committee’s policy is to consider the impact of Section 162(m) in establishing compensation for Biomet’s senior executives. However, it retains the discretion to establish compensation, even if such compensation is not deductible under Section 162(m), if, in the Compensation and Stock Option Committee’s judgment, such compensation is in the best interest of Biomet and is reasonably expected to increase shareholder value.

Accounting for Stock-Based Compensation. Biomet adopted SFAS 123(R), “Share-Based Payment,” on June 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. Biomet uses the straight line method to recognize compensation expense related to share-based payments. In the prior year, Biomet was governed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees.

Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based compensation awards granted or modified on or after Biomet’s date of adoption of SFAS 123(R), June 1, 2006. For share-based compensation awards granted prior to the date of adoption, the unrecognized expense related to the unvested portion of such awards at the date of adoption will be recognized in net income under the grant date fair value provisions under SFAS 123(R). The Compensation and Stock Option Committee reviews and considers the accounting impact of Biomet’s equity awards in recommending the size and terms of such awards.

For a detailed discussion of stock option awards and their material terms, refer to “—The Elements of Biomet’s Compensation Program—Stock Options” above and “—Executive Compensation Tables—Grant of Plan-Based Awards Table” below. For further information about the assumptions Biomet uses in recognizing compensation expense, refer to footnote (2) to the Summary Compensation Table in “Executive Compensation Tables” later in this section.

Changes in Senior Management During the 2007 Fiscal Year

During the 2007 fiscal year, there were several changes in Biomet’s executive management team. Among other changes, the following events occurred:

•	on February 26, 2007, Mr. Binder was appointed President and Chief Executive Officer;

•

on March 30, 2007, Mr. Hann retired as Executive Vice President of Administration -prior to his appointment as Executive Vice President of Administration on February 26, 2007, Mr. Hann had served as Interim President and Chief Executive Officer from March 27, 2006 through February 26, 2007;

•	on March 30, 2007, Mr. Hartman retired as Senior Vice President – Finance, Chief Financial Officer and Treasurer;

•	on April 11, 2007, Mr. Richardson was appointed Vice President – Finance and Interim Chief Financial Officer and Treasurer; and

•	on May 31, 2007, Mr. England retired as Chief Operating Officer – Domestic Operations.

In addition, on June 5, 2007, Mr. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer. Mr. Florin did not hold this position as of May 31, 2007, the last day of the 2007 fiscal year, and as a result is not considered an NEO under SEC rules for the 2007 fiscal year.

Also, as of May 31, 2007, Mr. Niemier served as Senior Vice President, Biomet, Inc. and Senior Vice President, Biomet International and Corporate Relations. However, on June 6, 2007, Mr. Niemier retired from these positions effective June 18, 2007.

Executive Compensation Tables

Summary Compensation Table

The following narrative, tables and footnotes describe the “total compensation” earned during Biomet’s 2007 fiscal year by Biomet’s NEOs. The total compensation presented below does not reflect the actual compensation received by Biomet’s NEOs or the target compensation of Biomet’s NEOs during its 2007 fiscal year. The actual value realized by Biomet’s NEOs during its 2007 fiscal year from long-term incentives (options) is presented in the Option Exercises and Stock Vested Table below.

The individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during Biomet’s 2007 fiscal year. Refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of Biomet’s compensation program. The terms of their respective employment agreements govern the base salaries for Messrs. Binder and Richardson.

Bonus. Biomet’s NEOs earned annual incentive bonuses for its 2007 fiscal year. Refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Discretionary Annual Cash Bonuses” above for further information concerning this element of Biomet’s compensation program.

Stock Awards. The only equity-based compensation that Biomet provided to its NEOs for its 2007 fiscal year was in the form of stock option awards. For information about stock options granted to Biomet’s NEOs, see “Option Awards” immediately below.

Option Awards. The awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 1998 Plan. For further information about Biomet’s stock option programs, refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Stock Options” above. In addition, details about option awards made during Biomet’s 2007 fiscal year are included in the Grant of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below represent the compensation expense recognized during Biomet’s 2007 fiscal year under SFAS 123(R) for each NEO. The recognized compensation expense of the option awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include Biomet’s actual operating performance, Common Share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Non-Equity Incentive Plan Compensation. For the 2007 fiscal year, Biomet did not have any non-equity incentive compensation plans applicable to its NEOs.

Change in Pension Value. Biomet does not sponsor or maintain any pension plans applicable to its U.S.-based NEOs. For Mr. van Broeck, represents the aggregate change in the actuarial present value of the accumulated benefit under his pension plan sponsored by Biomet Europe from April 30,2006 to April 30,2007 (the same measurement dates used for financial statement reporting purposes with respect to Biomet’s audited financial statements for the 2006 and 2007 fiscal years with respect to Biomet’s foreign subsidiaries). For information on Mr. van Broeck’s retirement benefits and certain material features of the pension plan in which he participates, refer to “–Compensation Discussion and Analysis–The Elements of Biomet’s Compensation Program—Retirement Plans” above and “Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

Of Biomet’s NEOs, only Messrs. Hann and England participate in the Deferred Compensation Plan, however, Biomet does not pay above market or preferential earnings on non-qualified deferred compensation. For information on the Deferred Compensation Plan, refer to “—Compensation Discussion and Analysis—Retirement Plans.”

All Other Compensation. The amounts included under the All Other Compensation heading represent the sum of: (1) certain perquisites and other personal benefits; (2) Biomet-paid contributions to retirement plans; (3) Biomet-paid insurance premiums; (4) certain tax reimbursements made by Biomet; and (5) certain other amounts more fully described in footnote (3) to the Summary Compensation Table.

Name and Principal Position(1)	Year	Salary ($)		Bonus ($)		Option Awards (2) ($)	Stock Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation (3) ($)	Total($)
Jeffrey R. Binder President and Chief Executive Officer	2007	150,050		162,500		—	—	—	—		71,858	348,408
Daniel P. Hann Former Executive Vice President of Administration and Former Interim President and Chief Executive Officer	2007	481,401		333,333		432,519	—	—	—		88,351	1,335,604
J. Pat Richardson Corporate Vice President-Finance and Treasurer and Former Interim Chief Financial Officer	2007	25,834		24,722		—	—	—	—		3,788	54,344
Gregory D. Hartman Former Senior Vice President-Finance, Chief Financial Officer and Treasurer	2007	303,692		156,000		135,535	—	—	—		105,896	701,123
Garry L. England Former Chief Operating Officer-Domestic Operations	2007	361,173		349,000	(4)	205,911	—	—	—		1,521,274	2,437,358
Charles E. Niemier Former Senior Vice President and Former Senior Vice President, Biomet International and Corporate Relations	2007	397,583		400,000	(4)	160,367	—	—	—		28,442	986,392
Roger van Broeck Vice President and President, Biomet Europe	2007	386,741	(5)	284,235		119,486	—	—	77,073	(5)	68,311	899,846

(1)	For further information on the principal positions of Biomet’s NEOs, refer to “—Compensation Discussion and Analysis—Changes in Senior Management During the 2007 Fiscal Year.”

(2)	For each NEO listed in the Summary Compensation Table above, the value reflects the compensation expense recognized by Biomet during the 2007 fiscal year under SFAS 123(R). The amounts for Messrs. Hann and England reflect the acceleration of unvested stock option awards in connection with their retirement. For information on the full grant-date fair value of awards granted solely during the 2007 fiscal year, refer the Grant of Plan-Based Awards Table below and to footnote (1) of the Grant of Plan-Based Awards Table.

Biomet uses the Black-Scholes option-pricing model to determine the fair value of options to calculate compensation expense. For information about the assumptions used in determining the compensation expense recognized by Biomet during the 2007 fiscal year, refer to Notes B and I to the Consolidated Financial Statements included in this Annual Report on the Form 10-K. For further information about Biomet’s use and adoption of SFAS 123(R), refer to “—Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Accounting for Stock-Based Compensation” above.

(3)	The table below presents an itemized account of “All Other Compensation” provided during Biomet’s 2007 fiscal year. Consistent with Biomet’s emphasis on performance-based pay, perquisites and other compensation are limited in scope and primarily comprised of retirement benefit contributions and accruals. For each NEO listed below, the sum of each of the columns reflects the total value included under the All Other Compensation heading in the table above.

	Life Insurance Premiums ($)	Physical Exams ($)	Retirement Plan Contributions ($)	Medical Flex ($)	Social Club Dues ($)	Travel Allowance ($)		Personal Use of Company Aircraft ($)(a)		Other ($)		Amounts in Connection with Retirement ($)(b)
Jeffrey R. Binder	—	—	—	146	—	—		63,600	(c)	8,112	(d)	—
Daniel P. Hann	60	585	14,850	1,100	4,920	7,200		—		—		84,363
J. Pat Richardson	—	—	—	104	—	—		—		3,684	(e)	—
Gregory D. Hartman	60	—	14,850	1,350	5,000	—		—		—		59,636
Garry L. England	60	2,318	14,850	1,500	5,844	—		4,500		—		1,492,202
Charles E. Niemier	60	2,062	14,850	1,550	4,920	5,000		—		—		—
Roger van Broeck	—	—	38,811	—	—	24,621	(f)	—		4,879	(g)	—

(a)	Biomet’s incremental cost for personal use of Biomet aircraft is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time of an empty return flight. Variable operating costs are based on industry standard rates of Biomet’s variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of Biomet’s NEOs on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. Biomet does not pay its NEOs any amounts in connection with taxes on income imputed to them for personal use of Biomet’s aircraft.

(b)	For Messrs. Hann and Hartman, the amounts under the Amounts in Connection with Retirement heading includes monthly consulting fees ($41,666 and $29,166, respectively) and monthly health insurance premiums under COBRA ($652 each) that Messrs. Hann and Hartman received for the months of April and May 2007 pursuant to retirement and consulting agreements between Biomet and Messrs. Hann and Hartman, respectively, dated March 30, 2007. For Mr. England, the amount reflects benefits that Biomet has accrued in respect of his retirement, assuming the transactions contemplated by the Merger Agreement are consummated and such benefits are not forfeited. These benefits consisting of two times base salary and two times target annual cash bonus, each for the 2008 fiscal year and each of $360,000 plus other certain benefits, pursuant to the separation and retirement agreement between Biomet and Mr. England dated May 31, 2007. In the case of Messrs. Hann and England, however, these amounts do not include the SFAS 123(R) compensation expense for stock option awards accelerated under the retirement and consulting agreement between Biomet and Mr. Hann dated March 30, 2007 or the separation and retirement agreement between Biomet and Mr. England dated May 31, 2007, respectively. These amounts are not included in this column or under the All Other Compensation heading to the Summary Compensation Table above because the amounts are already reflected in the amounts representing the SFAS 123(R) compensation expense for stock option awards under the Option Awards heading. Similarly, in the case of Messrs. Hann, Hartman and England, these amounts do not include the annual discretionary cash bonuses paid to these individuals because the amounts are already reflected in the amounts representing bonus payments under the Bonus heading to the Summary Compensation Table above. For further information concerning these agreements, refer to“—Employment Agreements and Potential Post-Termination Payments—Consulting Arrangements with Gregory D. Hartman and Daniel P. Hann” and “—Employment Agreements and Potential Post-Termination Payments-Retirements of Garry L. England and Charles E . Niemier” below.

(c)	Pursuant to the employment agreement between Biomet and Mr. Binder, dated February 26, 2007, Biomet agreed to arrange, at its expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and Biomet’s headquarters or such other location reasonably specified by Biomet during the term of the employment agreement. Biomet will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight is greater than the amount that would have been imputed to Mr. Binder if he had used a Biomet-aircraft, Biomet will provide to Mr. Binder “gross up” for taxes incurred on the incremental income associated with the commercial flight. Biomet’s incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, Biomet’s incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder has used.

(d)	Represents the cost to Biomet of providing temporary housing to Mr. Binder in Warsaw, Indiana. In addition, pursuant to the employment agreement between Biomet) and Mr. Binder dated February 26, 2007, Biomet agreed to purchase Mr. Binder’s prior residence in Illinois at its appraised value, to be determined by an independent appraiser, up to $2,199,000. Furthermore, Biomet agreed to reimburse Mr. Binder for certain capital gains taxes, if any, incurred as a result of the sale of Mr. Binder’s prior residence. As a result of the independent appraisal, Biomet purchased Mr. Binder’s prior residence for significantly less than the maximum amount and Mr. Binder has not recognized any gain on the sale of his prior residence. The amount paid by Biomet to Mr. Binder is not reflected in the amount shown in the table above for Mr. Binder under the All Other Compensation heading. In addition, because Mr. Binder recognized a loss on the sale of his house, Biomet has not paid any “gross up” amounts to Mr. Binder in connection with the sale of his house. Also, pursuant to the employment agreement between Biomet and Mr. Binder dated February 26, 2007, Biomet agreed to reimburse Mr. Binder up to $1,320,000 if Mr. Binder is required to pay his former employer in connection with the termination of his previous employment. As of May 31, 2007, Biomet had not paid any amounts under this provision of the employment agreement, however, it is expected that Biomet may make payments to Mr. Binder’s prior employer under this provision during the 2008 fiscal year.

(e)	Represents the cost to Biomet of providing temporary housing to Mr. Richardson in Warsaw, Indiana.

(f)	Represents the cost to Biomet of providing a car to Mr. van Broeck.

(g)	Represents the Biomet-paid portion of Mr. van Broeck’s government mandated health and wellness expense.

In addition to the foregoing compensation, NEOs also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all U.S. salaried employees.

(4)	For Messrs. England and Niemier, represents an annual cash bonus for the 2007 fiscal year equal to 100% of their target bonus for the 2007 fiscal year pursuant to the terms of the change in control agreements between Biomet and Messrs. England and Niemier, respectively. The amount is contingent upon the consummation of the transactions contemplated by the Merger Agreement. If the Merger Agreement is terminated or the transactions contemplated by the Merger Agreement are not consummated within six months of the effective date of each executive’s separation from Biomet, the annual cash bonus payable to Messrs England and Niemier for the 2007 fiscal year will be reduced from 100% of their target annual bonus for the 2007 fiscal year to 94% of base salary, which represents a reduction of $20,940 and $24.000, respectively.

(5)	For the purposes of the Summary Compensation Table above, to calculate Mr. van Broeck’s annual base salary and change in pension value in U.S. dollars, Biomet used, a currency conversion rate of 1 Euro to $1.3447, which represents the currency exchange rate from Euros to U.S. dollars on June 1, 2007 as published in The Wall Street Journal.

Grant of Plan-Based Awards Table

During 2007, Biomet granted stock options to its NEOs under the 1998 Plan. Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. Fair market value under the 1998 Plan is defined as the closing price of the Common Shares as reported by The Nasdaq Stock Market or by any national securities exchange on which Common Shares may be traded. For additional discussion of Biomet’s stock option plans and certain material terms of Biomet’s stock option awards, refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Stock Options.”

All stock option awards to Biomet’s NEOs during the 2007 fiscal year were made such that the exercise price of the awards is equal to the closing price of Biomet’s Common Shares on the date of grant.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards(1) ($)
Jeffrey R. Binder(2)	—	—	—	—
Daniel P. Hann	—	—	—	—
J. Pat Richardson(3)	—	—	—	—
Gregory D. Hartman(4)	October 9, 2006	25,000	33.19	288,250
Garry L. England(5)	October 9, 2006	25,000	33.19	288,250
Charles E. Niemier(5)	October 9, 2006	50,000	33.19	576,500
Roger van Broeck	October 9, 2006	25,000	33.19	288,250

(1)	For each NEO listed in the Grant of Plan-Based Awards Table above, the value reflects the full grant-date fair value calculated under SFAS 123(R) solely for awards granted during the 2007 fiscal year. The fair value of the stock option awards for financial reporting purposes likely will vary from the actual amount ultimately realized by the NEO based on a number of factors. These factors include Biomet’s actual operating performance, Common Share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

(2)	Pursuant to an employment agreement dated February 26, 2007 between Biomet and Mr. Binder, if the Merger Agreement is terminated, Mr. Binder will be granted an equity award after such termination and annually thereafter (if still employed) commencing after May 31, 2008. For further information about this equity award and Mr. Binder’s employment agreement, refer to “—Employment Agreements and Potential Post-Termination Payments—Employment Agreement with Jeffrey R. Binder” below. If the transaction contemplated by the Merger Agreement is consummated, Mr. Binder will not receive this benefit; although it is expected that Mr. Binder will receive an equity award following the consummation of the transaction contemplated by the Merger Agreement (although such award is still subject to negotiation and discussion).

(3)	In the event that the Merger Agreement is terminated, Mr. Richardson will be entitled to equity awards that are commensurate with his position with Biomet. For further information about this equity award and the offer letter provided to Mr. Richardson, refer to “—Employment Agreements and Potential Post-Termination Payments—Offer Letter to J. Pat Richardson” below. If the transaction contemplated by the Merger Agreement is consummated, Mr. Richardson will be granted an equity interest in Biomet or one of its affiliates pursuant to an equity incentive plan (although such award is still subject to negotiation and discussion). Mr. Richardson’s equity interest in the new Biomet entity will be commensurate with his position with Biomet.

(4)	For further information on stock options granted to Mr. Hartman during Biomet’s 2007 fiscal year, see footnote (7) to the Outstanding Equity Awards at Fiscal Year-End table immediately below.

(5)	For further information on stock options granted to Messrs. England and Niemier during Biomet’s 2007 fiscal year, see footnote (10) to the Outstanding Equity Awards at Fiscal Year-End table immediately below.

Outstanding Equity Awards at Fiscal Year-End Table

Biomet has awarded stock options to members of its senior management and other Biomet team members throughout Biomet. The terms of these awards typically provide for vesting over a defined period of time. Awards listed in the table below, other than the conditional performance stock option awards, generally have an eight-part vesting schedule in which the first of the eight installments vests on the one-year anniversary of the grant date. Each subsequent one-eighth installment thereafter vests on the anniversary of the grant date for the next seven years. For information on the vesting schedule of the unvested portions of outstanding equity awards listed below, refer to footnote (2) to the table below. Each installment, however, has a two year lifespan with respect to exercise and therefore each installment will expire if not exercised two years from the date that the particular installment vests.

For further information on Biomet’s stock option awards and their material terms, refer to “—Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Stock Options.” For information about stock option awards granted solely during the 2007 fiscal year, refer to “—Grant of Plan-Based Awards Table.”

In addition, during Biomet’s 2005 and 2006 fiscal years, the Compensation and Stock Option Committee granted conditional performance stock options to certain of Biomet’s executive officers, with the exception of the Chairman of the Board who has never received stock option awards. The actual number of Common Shares available for exercise by each executive officer with respect to these conditional performance stock option awards will be determined by a calculation based on the performance of Biomet’s Common Shares in comparison to the performance of its informal peer group over a three-year time period. As a result, the actual number of Common Shares granted may vary from zero Common Shares to 150% of the number of target Common Shares stated in the conditional performance stock option award. Biomet did not grant any conditional performance stock option awards during the 2007 fiscal year. In addition, of Biomet’s NEOs, only Messrs. England, Niemier and van Broeck had outstanding conditional performance stock option awards as of May 31, 2007. For the amounts of these conditional performance stock option awards that remain outstanding, refer to Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options heading in the table below. For a detailed discussion of these conditional performance stock option awards and their material terms, refer to “Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Stock Options.”

The following table shows the equity awards granted to Biomet’s NEOs, which are comprised of a mix of the conditional performance stock option awards and the time-based vesting stock option awards (vested and unvested), that were outstanding as of the end of Biomet’s 2007 fiscal year. In connection with the closing of the Offer, all outstanding options, each an Option, to purchase Shares under Biomet’s stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an Option, less any required withholding taxes.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)		Option Exercise Price ($)(4)	Option Expiration Date(5)
Jeffrey R. Binder(6)	—	—		—		—	—

Daniel P. Hann(7)	4,000	—		—		24.0000	7/17/2007
	1,875	—		—		20.8333	1/16/2009
	3,750	—		—		29.0933	7/05/2008
	2,500	—		—		28.8800	7/09/2008
	3,750	—		—		43.7100	6/28/2008
	25,000	—		—		34.3200	3/23/2009
	—	—		75,000	(8)	34.3200	—
	—	—		2,500	(8)	41.6000	1/02/2010
	—	—		3,750	(8)	34.5800	6/28/2010

J. Pat Richardson(9)	—	—		—		—	—

Gregory D. Hartman(7)	4,000	—		—		24.0000	7/17/2007
	1,875	—		—		20.8333	1/16/2009
	3,750	—		—		29.0933	7/05/2008
	2,500	—		—		28.8800	7/09/2008
	3,750	—		—		43.7100	6/28/2008

Garry L. England(10)	4,000	—		—		24.0000	7/17/2007
	1,875	1,875	(a)	—		20.8333	1/16/2011
	3,750	11,250	(b)	—		29.0933	7/05/2011
	2,500	6,250	(c)	—		28.8800	7/09/2013
	3,750	11,250	(d)	—		43.7100	6/28/2014
	1,875	13,125	(e)	—		36.8800	1/01/2016
	—	25,000	(f)	—		33.1900	10/8/2016
	—	—		18,000	(11)	41.6000	1/02/2010
	—	—		53,000	(11)	34.5800	6/28/2010

Charles E. Niemier(10)	4,000	—		—		24.0000	7/17/2007
	1,875	1,875	(a)	—		20.8333	1/16/2011
	3,750	11,250	(b)	—		29.0933	7/05/2011
	2,500	6,250	(c)	—		28.8800	7/09/20113
	3,750	11,250	(d)	—		43.7100	6/29/2014
	—	50,000	(f)	—		33.1900	10/8/2016
	—	—		12,000	(12)	41.6000	1/02/2010
	—	—		32,000	(12)	34.5800	6/28/2010

Roger van Broeck	938	1,875	(a)	—		20.8333	1/16/2011
	—	11,250	(b)	—		29.0933	7/06/2011
	—	6,250	(c)	—		28.8800	7/09/2013
	3,750	11,250	(d)	—		43.7100	6/28/2014
	—	25,000	(f)	—		33.1900	10/8/2016
	—	—		9,000	(13)	41.6000	1/02/2010
	—	—		21,000	(13)	34.5800	6/28/2010

(1)	On an award-by-award basis, the number of Common Shares underlying unexercised options that are exercisable and that are not reported in Column 3—”Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, the number of Common Shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” In connection with the transactions contemplated by the Merger Agreement, all of these outstanding unvested equity awards will be accelerated and cashed out. The vesting schedules of the outstanding unvested equity awards are listed below:

(a)	Represents the outstanding unvested portion of the original option granted on January 17, 2001. The remaining unvested portion of the original award vests in increments of 938 Common Shares and 937 Common Shares on January 17, 2008 and January 17, 2009, respectively.

(b)	Represents the outstanding unvested portion of the original option granted on July 6, 2001. The remaining unvested 3/4 of the original award vests in 1/ 4 increments annually with the next segment vesting on July 6, 2007.

(c)	Represents the outstanding unvested portion of the original option granted on July 10, 2003. The remaining unvested 5/8 of the original award vests in 1/8 increments annually with the next segment vesting on July 10, 2007.

(d)	Represents the outstanding unvested portion of the original option granted on June 29, 2004. The remaining unvested 6/8 of the original award vests in 1/8 increments annually with the next segment vesting on June 29, 2007.

(e)	Represents the outstanding unvested portion of the original option granted on January 2, 2006. The remaining unvested 7/8 of the original award vests in 1/8 increments annually with the next segment vesting on January 2, 2008.

(f)	Represents the outstanding unvested portion of the original option granted on October 9, 2006. The original award is unvested in full and vests in 1/8 increments annually beginning on October 9, 2007.

(3)	On an award-by-award basis, the total number of Common Shares underlying unexercised options awarded under any equity incentive plan that have not been earned.

(4)	The exercise price for each option, as it was recorded in the stock option award at the time of grant, is reported in Columns 1 and 2—”Number of Securities Underlying Unexercised Options” and Column 3—”Number of Securities Underlying Unexercised Unearned Options.”

(5)	Represents the final expiration date for each option award reported in Columns 1 and 2—”Number of Securities Underlying Unexercised Options” and Column 3—”Number of Securities Underlying Unexercised Unearned Options.” However, the option awards reported in Columns 1 and 2 generally vest in equal installments over an eight year period. Once vested, each vested option must be exercised within two years. For information on the vesting schedule of unvested portions of outstanding option awards, see sub-footnotes (a)-(f) of footnote (2) above.

(6)	For further information on equity awards that may be awarded to Mr. Binder pursuant to his employment agreement, refer to footnote (2) to the Grant of Plan-Based Awards Table above and “—Employment Agreements and Potential Post-Termination Payments—Employment Agreement with Jeffrey R. Binder” below.

(7)	Pursuant to the terms of severance and consulting agreements dated March 30, 2007 between Biomet and Messrs. Hartman and Hann, respectively, Messrs. Hann and Hartman have agreed that, with respect to misdated or mispriced stock option awards granted to Messrs. Hartman or Hann which have vested but not yet been exercised, the exercise price of such unexercised stock option awards will be increased to the fair market value of Biomet’s Common Shares on the measurement date applicable to such award. Furthermore, Messrs. Hartman and Hann have agreed that, with respect to misdated or mispriced stock option awards which had previously been exercised, Messrs. Hartman and Hann would at a future date remit to Biomet an amount equal to the excess, if any, of the fair market value of Biomet’s Common Shares on the measurement date for such award over the exercise price of such award. Lastly, except for the option to purchase 75, 000 Common Shares granted to Mr. Hann in March 2006 (of the unvested option to purchase 175, 000 Common Shares awarded to Mr. Hann in March 2006) which immediately vested in connection with Mr. Hann’s severance and consulting agreement, Messrs. Hartman and Hann have each agreed to immediately terminate and forfeit any unvested stock option awards and that no options would be accelerated as a result of their retirement. As a result, on March 30, 2007, Messrs. Hann and Hartman agreed to immediately terminate and forfeit unvested options to purchase approximately 164, 000 and 89, 000 Common Shares respectively, awards which otherwise would have been reflected in the table above.

(8)	The option to purchase 75, 000 Common Shares has vested and is discussed further in footnote (7) immediately above; however, pursuant to the consulting and retirement agreement between Biomet and Mr. Hann dated March 30, 2007, the proceeds from this option will be held by Biomet and will be distributable to Mr. Hann upon completion of the consulting arrangement provided that Biomet has not otherwise terminated the consulting arrangement. As a result, this option award appears in Column 3. For information on the retirement and consulting agreement, refer to “—Employment Agreements and Potential Post-Termination Payments—Consulting Arrangements with Gregory D. Hartman and Daniel P. Hann” below.

(9)	For further information on equity awards that may be awarded to Mr. Richardson pursuant to his offer letter, refer to footnote (3) to the Grant of Plan-Based Awards Table above and “—Employment Agreements and “—Employment Agreements and Potential Post-Termination Payments—Offer Letter to J. Pat Richardson.”

(10)	Pursuant to the terms of the separation and retirement agreements between Biomet and Messrs. England and Niemier dated May 31, 2007 and June 6, 2007, respectively, Messrs. England and Niemier have agreed that, with respect to misdated or mispriced stock option awards granted to them, which have vested, but not yet been exercised, the exercise price of such unexercised stock option awards will be increased to the fair market value of Biomet’s Common Shares on the measurement date applicable to such award. Furthermore, Messrs. England and Niemier have agreed that, with respect to misdated or mispriced stock option awards which had previously been exercised, Messrs. England and Niemier would, at a future date, remit to Biomet an amount equal to the excess, if any, of the fair market value of Biomet’s Common Shares on the measurement date for such award over the exercise price of such award. Messrs. England and Niemier will also receive accelerated vesting of certain previously unvested equity awards and all vested, unexercised equity awards will be exercisable in accordance with the terms of each award until the earliest of (1) the award’s expiration date, (2) the fifth anniversary of the separation date or (3) the date that the award is cashed out in a change in control event.

(11)	Represents conditional performance stock option awards that were granted to Mr. England during the 2005 and 2006 fiscal years. As of May 31, 2007, these awards remained unearned and unexercisable. However, pursuant to the terms of the separation and retirement agreement between Biomet and Mr. England dated May 31, 2007, these conditional performance stock option awards have accelerated and, therefore, these conditional performance stock option awards are currently exercisable. The acceleration of these conditional performance stock option awards resulted in Mr. England earning the target amount specified in the conditional performance stock option awards.

(12)	Represents conditional performance stock option awards that were granted to Mr. Niemier during the 2005 and 2006 fiscal years. As of May 31, 2007, these awards remained unearned and unexercisable. However, pursuant to the terms of the separation and retirement agreement between Biomet and Mr. Niemier dated June 6, 2007, these conditional performance stock option awards have accelerated and, therefore, these conditional performance stock option awards are currently exercisable. The acceleration of these conditional performance stock option awards resulted in Mr. Niemier earning the target amount specified in the conditional performance stock option awards.

(13)	Represents conditional performance stock option awards that were granted to Mr. van Broeck during the 2005 and 2006 fiscal years. As of May 31, 2007, these awards remained unearned and unexercisable. The amount shown in the table assumes that Mr. van Broeck earns the target amount specified in the conditional performance stock option awards.

Option Exercises and Stock Vested Table

The following table shows the equity awards that were exercised by Biomet’s NEOs during the 2007 fiscal year.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)(2)
Jeffrey R. Binder	—	—
Daniel P. Hann January 12, 2007	938	19,573
J. Pat Richardson	—	—
Gregory D. Hartman June 28, 2006 June 28, 2006 January 12, 2007	1,250 4,500 938	3,275 91,625 19,573
Garry L. England January 12, 2007	938	19,573
Charles E. Niemier July 7, 2006 September 26, 2006 January 12, 2007	1,250 4,500 938	3,175 97,025 19,573
Roger van Broeck August 31, 2006 August 31, 2006 August 31, 2006 August 31, 2006	937 579 1,250 3,750	11,128 2,218 4,788 13,563

(1)	Value realized is calculated on the basis of the difference between the exercise price and the closing price of Biomet’s Common Shares as reported on the NASDAQ Global Select Market on the date of exercise, multiplied by the number of Common Shares underlying the options exercised. This value is irrespective of whether the NEO sold the Common Shares upon exercise or continued to hold the Common Shares.

(2)	The value realized upon the exercise of stock option awards for Messrs. Hann, Hartman, England and Niemier may not represent the actual benefit these individuals ultimately receive from the option awards as a result of agreements between Biomet and these individuals. Pursuant to these agreements, Messrs. Hann, Hartman, England and Niemier agreed to remit to Biomet, an amount equal to the excess, if any, of the fair market value of Biomet’s Common Shares on the measurement date for such award over the exercise price of such award with respect to misdated or mispriced stock option awards which had previously been exercised. For further information about the agreements between Biomet and Messrs. Hann, Hartman, England and Niemier, refer to footnotes (7) and (10) to the Outstanding Equity Awards at Fiscal Year-End Table above and “—Employment Agreements and Potential Post-Termination Payments” below.

Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans

Pension Plans

Biomet does not sponsor or maintain any pension plans applicable to its U.S.-based NEOs. Of Biomet’s NEOs, only Mr. van Broeck, who is based in the Netherlands, is a participant in a foreign pension plan sponsored by Biomet Europe. Biomet Europe provides all employees based in Europe, whether salaried or hourly, with the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in the Netherlands in order to provide a level of retirement benefits competitive with European market conditions. Biomet Europe provides employees with pension benefits beginning after the completion of twelve consecutive months of employment with Biomet Europe. Once this minimum condition is met, however, the employee is credited with accrued time of service for the first twelve months of employment.

Under the foreign pension plan applicable to Mr. van Broeck, the basic contribution is a fixed premium to which he contributes 7% of his annual base salary and Biomet Europe contributes the remainder. Bonus is not included for the purposes of pension calculations or contributions. Certain employees are affected by a maximum pensionable salary condition, which imposes a cap on the amount of salary used for calculations that affect certain amounts, such as premiums and benefits. The benefits provided under this foreign pension plan are based on the following formula:

“years of service” x 1.75% x “final salary”

Under this foreign pension plan, “years of service” is calculated on a monthly basis from the date corresponding to the date that the employee first signed a contract with the plan provider providing the underlying coverage, which is meant to correspond to the first day of the employee’s employment at Biomet Europe. The maximum number of years of credited service is 40 years. Biomet Europe does not allow additional years of service credits to be granted to employees under this plan. For the purpose of the benefits formula, the calculation presumes the employee accrues 40 years of credited service and then the value is adjusted downward, if necessary.

In addition, under this foreign pension plan, “final salary” is calculated as the average of the employee’s base salary over the last five calendar years subject to the maximum pensionable salary of 175,000 Euros.

Benefits under the plan are provided to the employee in a lump sum following retirement, unless the employee elects to purchase an annuity, which in operation provides a monthly retirement allowance. The benefits are payable only at normal retirement age and the plan contains no provisions allowing early retirement that would not result in a reduction in benefits. Normal retirement age under the plan is age 65.

The benefits provided by this foreign pension plan provide a guaranteed payout, which is intended to be based on the targeted annual payout of an annuity purchased at the time of retirement. Mr. van Broeck joined this plan in 1998, which provides for him to receive a guaranteed payout in the amount of 609,094 Euros on September 1, 2013.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued pension benefits through the end of Biomet’s 2007 fiscal year for each of the NEOs listed in the table. The calculation of actuarial present value is generally consistent with the methodology and assumptions outlined in Biomet’s audited financial statements, except that the calculation does not assume an average salary increase of 3.0%, a discount rate of 4.9% or an inflation rate of 2% because Mr. van Broeck’s salary is frozen for the purposes of the pension plan and because the payout amount is guaranteed. In addition, the calculation presumes an implied rate of return on the plan assets during the 2007 fiscal year of 4.0%. The expected rate of return on the plan assets is 4.9%, as assumed in conjunction with the preparation of Biomet’s audited financial statements. The actuarial present value of benefits is calculated in accordance with the following assumptions: (1) assumed retirement age: 65; (2) no pre-retirement decrements; and (3) assumed form of payment: lump sum. The actuarial increase during Biomet’s 2007 fiscal year of the projected retirement benefits can be found in the Summary Compensation Table under the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” heading (for Mr. van Broeck, the amount reported under that heading represents actuarial increases in Mr. van Broeck’s plan).

Name	Plan Name		Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payment During Last Fiscal Year ($)(4)
Jeffrey R. Binder	—		—	—	—
Daniel P. Hann	—		—	—	—
J. Pat Richardson	—		—	—	—
Gregory D. Hartman	—		—	—	—
Garry L. England	—		—	—	—
Charles E. Niemier	—		—	—	—
Roger van Broeck	Biomet Europe Pension Plan	*	9	504,329	38,811

*	The English translation of the plan’s proper name, Biomet Europe Pensioenplan
(1)	Mr. van Broeck participates in the Biomet Europe Pension Plan, which is sponsored by Biomet Europe.
(2)	Mr. van Broeck’s nine years of accrued service under the Biomet Europe Pension Plan, started in 1998 with BioMer C. V., which was a joint venture between Biomet, Inc. and Merck KGaA, and then later with Biomet Europe, the successor company to BioMer C.V. Prior to 1998, Mr. van Broeck was with Biomet in different positions in different countries for which he did not carry over any build up of pension benefits to his current pension plan.
(3)	For Mr. van Broeck, represents the actuarial present value of the accumulated benefit under the Biomet Europe Pensioenplan, which was computed as of April 30, 2007, which is the same pension plan measurement date used for financial statement reporting purposes with respect to Biomet’s audited financial statements for the fiscal year ended May 31, 2007. For the purposes of the Pension Benefits Table above, to calculate the actuarial present value of Mr. van Broeck’s accumulated benefit in U.S. dollars, Biomet used a currency conversion rate of 1 Euro to $1.3447, which represents the currency exchange rate from Euros to U.S. dollars on June 1, 2007 as published in The Wall Street Journal.
(4)	For Mr. van Broeck, represents the annual premium contributed to the Biomet Europe Pension Plan after Mr. van Broeck’s contribution of 7% of his annual base salary.

Non-Qualified Deferred Compensation

The Deferred Compensation Plan is a non-qualified deferred compensation plan, which is available for members of Biomet’s senior management and members of the Board. The Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants may defer up to 100% of their base salary and bonus payments, as well as Board fees for non-employee Directors, as applicable. Biomet does not make any contributions to the Plan. For further information on the Deferred Compensation Plan, refer to “—Compensation Discussion and Analysis—The Elements of Biomet’s Compensation Program—Retirement Plans.”

During the 2007 fiscal year, only Messrs. Hann and England participated in the Deferred Compensation Plan. Biomet does not pay above-market or preferential earnings on non-qualified deferred compensation.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)(4)
Jeffrey R. Binder	—	—	—	—	—
Daniel P. Hann	116,052	—	36,926	—	289,303
J. Pat Richardson	—	—	—	—	—
Gregory D. Hartman	—	—	—	—	—
Garry L. England	81,175	—	52,072	—	344,646
Charles E. Niemier	—	—	—	—	—
Roger van Broeck	_	_	_	_	_

(1)	The amounts shown in this column are reported in amounts included in the Summary Compensation Table under the Base Salary heading.
(2)	Biomet does not make any contributions to the Deferred Compensation Plan.
(3)	The amounts shown in this column are not reported in the Summary Compensation Table because Biomet does not pay above-market or preferential earnings on deferred compensation.
(4)	The amounts shown in this column primarily represent amounts consisting of: (a) contributions by Messrs. Hann and England from prior fiscal years of each’s own compensation and (b) any at-market and non-preferential earnings on the accumulated balance.

Employment Agreements and Potential Post-Termination Payments

Biomet historically did not provide NEOs with employment agreements, with the exception of unique circumstances or if such agreements were customary in foreign countries. Of the current NEOs, Biomet has an employment agreement with Mr. Binder and has provided an offer letter to Mr. Richardson. In addition, Biomet has entered into Retirement and Consulting Agreements with Messrs. Hartman and Hann and Separation and Retirement Agreements with Messrs. Niemier and England.

Furthermore, on September 20, 2006, Biomet entered into change in control agreements with certain of its then current executive officers. With respect to certain of Biomet’s NEOs, namely Messrs. Hann, Hartman, England and Niemier, these change in control agreements were subsequently superceded or modified respectively in connection with such NEO’s retirement, as described in more detail below. In addition, in connection with the employment agreement between Biomet and Mr. Binder and the offer letter provided to Mr. Richardson, Biomet subsequently entered into change in control agreements with Messrs. Binder and Richardson.

In addition, on September 21, 2006, Biomet adopted the Biomet, Inc. Executive Severance Pay Plan, which provides each participating Biomet executive with severance benefits in the event of certain terminations of the executive’s employment. The following narrative describes the terms of these various agreements and the Severance Plan.

Employment Agreement with Jeffrey R. Binder

On February 26, 2007, Biomet entered into an employment agreement with Mr. Binder to become President and Chief Executive Officer of Biomet. Pursuant to the terms of the agreement between Biomet and Mr. Binder, the agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on January 1, 2010, unless either Biomet or Mr. Binder gives prior notice of termination. Mr. Binder will receive a base salary at a rate no less than $650,000 per year, which shall be adjusted at the discretion of Biomet. Mr. Binder will also have the opportunity to earn an annual cash bonus in an amount no less than 100% of his base salary for on-target performance with the possibility of exceeding 100% for high achievement.

If Mr. Binder is required to pay his former employer in connection with the termination of his employment, Biomet will reimburse him for the amount of such payment up to $1,320,000 (the “Make Whole Bonus”). Mr. Binder is required to pay such amount to Biomet if, prior to February 26, 2009, Mr. Binder terminates his employment other than for “good reason”, which generally includes any demotion, assignment of duties inconsistent with his position or a reduction in base salary or Biomet terminates his employment for “cause”, which generally includes failure to substantially perform his duties, conviction of a crime involving dishonesty or unappealable regulatory sanction related to his employment, material violation of a material written Biomet policy, material breach of the employment agreement, failure to cooperate with reasonable Biomet or governmental investigation or inquiries or willfully acting to injure Biomet. For further information, please refer to Mr. Binder’s agreement, previously filed with the SEC. This repayment obligation lapses with respect to 25% of the Make Whole Bonus for each six month period of employment after the date of the agreement. In addition, pursuant to the employment agreement between Biomet and Mr. Binder, in connection with the relocation arrangement provided for in the employment agreement, Biomet agreed to purchase Mr. Binder’s prior residence in Illinois at its then prevailing value, to be determined by an appraiser mutually agreeable to both parties, up to $2,199,000. Furthermore, Biomet agreed to reimburse Mr. Binder for certain capital gains taxes, if any, incurred as a result of the sale of Mr. Binder’s prior residence. As a result of the independent appraisal, Biomet purchased Mr. Binder’s prior residence for less than the maximum amount and Mr. Binder has not recognized any gain on the sale of his prior residence.

As a result of Mr. Binder’s spending weekends at his home in Austin, Texas, Biomet has agreed to arrange at its expense for Mr. Binder to fly (using commercial and corporate aircraft) once per week to and from his Texas home and Biomet’s headquarters. Biomet will not “gross up” Mr. Binder for taxes incurred in connection with this benefit and Biomet’s incremental costs associated with extending this benefit. However, if Mr. Binder uses a commercial flight and the income imputed in connection with the flights is greater than the amount imputed if Mr. Binder had used a Biomet aircraft, Biomet will provide a “gross up” to Mr. Binder for taxes on the incremental income associated with the commercial flight. Biomet’s incremental costs associated with extending these benefits for Mr. Binder are capped at $500,000 in any twelve-month period.

If the Merger Agreement is terminated, Mr. Binder will be granted an equity award after such termination and annually thereafter (if still employed) commencing after May 31, 2008, each with a nominal value of no less than $3,500,000 on the date of each grant. Each award would vest in five equal installments on the first five anniversaries of the grant date. Biomet’s Compensation and Stock Option Committee will have the discretion as to the form of this benefit, expected to be 50% in stock options and 50% in restricted stock or restricted stock units. Biomet’s Compensation and Stock Option Committee will also have the discretion to grant up to four-sevenths of each annual equity award in the form of restricted stock or restricted stock units the vesting of which will be contingent on the achievement of performance goals mutually agreed upon by the Compensation and Stock Option Committee and Mr. Binder. If the transaction contemplated by the Merger Agreement is consummated, Mr. Binder will not receive this benefit; although it is expected that Mr. Binder will receive an equity award following the consummation of the transaction contemplated by the Merger Agreement (although such award is still subject to negotiation and discussion).

The agreement provides that Mr. Binder could be entitled to certain severance benefits following termination of employment. If he is terminated by Biomet for any reason other than for cause or disability, or if Mr. Binder terminates his employment for good reason, he would be entitled to the following:

•

An amount equal to (a) 1.5 times his base salary in effect at the date of termination (the “Base Component”), plus (b) 1.5 times the average of (x) the annual incentive bonus earned by Mr. Binder for the prior year and (y) the annual incentive bonus Mr. Binder would have received for the current year if his employment had not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of the current year (the “Bonus Component”, and together with the “Base Component”, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with Biomet’s regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. If Mr. Binder becomes employed by another employer during that period, the Bonus Component will cease and the Severance Benefit will be limited to the Base Component;

•

If Mr. Binder is eligible for and elects continuation coverage pursuant to COBRA, Biomet will pay the premiums for such coverage (or reimburse Mr. Binder for such premiums) during the 18 month period during which, under the employment agreement, Mr. Binder agrees not to engage in certain activities in competition with Biomet;

•	Continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date;

•

All outstanding options granted to Mr. Binder by Biomet (including the annual equity awards described above) on any Common Shares, that would have vested in the ordinary course within 12 months after the termination date if his employment had not been terminated will become immediately vested and exercisable (to the extent not yet vested and exercisable) as of the termination date and all vested options shall remain exercisable until the earlier of (x) the expiration of their original term or (y) 18 months from the date of termination. As of June 1, 2007 Mr. Binder had no outstanding options. To the extent not otherwise provided under the written agreement, if any, evidencing the grant of any restricted Common Shares to Mr. Binder, all such outstanding Common Shares that have been granted to Mr. Binder subject to restrictions that would have lapsed in the ordinary course within 12 months after the termination date if his employment had not been terminated will vest automatically upon the termination date, and Mr. Binder will become the owner of such Common Shares free and clear of all such restrictions. As of June 1, 2007 Mr. Binder had no restricted Common Shares. Biomet shall pay Mr. Binder an additional $1,000,000 in a cash lump sum if, and only if, a termination described above occurs prior to grant by Biomet to Mr. Binder of his first annual equity award and prior to the consummation of the transaction contemplated by the Merger Agreement. Such payment, if any, shall be made upon the termination of Mr. Binder’s employment.

Mr. Binder will not be eligible to receive the above severance benefits at a time he would also be entitled to benefits under the change in control agreement described below if his employment were terminated by Biomet without “cause” or by Mr. Binder for “good reason” (each as defined in the change in control agreement, described below). To receive the severance benefits provided under the agreement, Mr. Binder must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Mr. Binder’s non-competition period is for 18 months after his termination.

85

If Mr. Binder is terminated due to Mr. Binder’s death or disability, Mr. Binder is entitled to receive the following:

•	His base salary in effect through date of termination;

•

A pro-rated portion (based on the percentage of Biomet’s fiscal year preceding the date of termination) of the average of (x) the annual incentive bonus earned by Mr. Binder for the prior year and (y) the annual incentive bonus Mr. Binder would have received in the current year if his employment had not been terminated, based on the Company’s performance to the date of termination extrapolated through the end of the current year; and

•	Biomet shall pay to Mr. Binder, or his estate, as applicable, as they come due, any “Accrued Benefits” (as defined in the agreement).

If Mr. Binder is terminated with “cause” or without “good reason” (each as defined in the agreement) Biomet will pay Mr. Binder the base salary in effect through the termination date and any “Accrued Benefits” (as defined in the agreement) when due.

Offer Letter to J. Pat Richardson

On March 30, 2007, Biomet announced the appointment of J. Pat Richardson as Corporate Vice President–Finance and Interim Chief Financial Officer and Treasurer effective April 11, 2007. Pursuant to an offer of employment between Biomet and Mr. Richardson, Mr. Richardson receives, among other benefits, a base salary of $250,000 per year, an opportunity to earn an annual bonus of 60% of base salary for on-target performance, a car allowance, and other customary benefits. In addition, subject to compliance with applicable state and federal securities laws, and subject to closing of the Merger Agreement, Mr. Richardson will be granted an equity interest in Biomet or one of its affiliates pursuant to an equity incentive plan commensurate with his position at Biomet (although such award is still subject to negotiation and discussion). In the event that the Merger Agreement is terminated, Mr. Richardson will be entitled to equity awards issued by the Compensation and Stock Option Committee that are commensurate with his position at Biomet. The option will be subject to the terms and conditions applicable to options granted under the 2006 Plan, as described in the 2006 Plan and the applicable stock option award. The exercise price per Common Share will be equal to the fair market value per Common Share on the date the option is granted. Further, if Mr. Richardson is terminated for any reason within the first three years of employment, he is required to repay Biomet his relocation costs. This repayment obligation lapses with respect to 33% of this relocation cost for each year of employment after the date of the agreement.

Change-in-Control Agreements

On September 20,2006, Biomet entered into change in control agreements with its then current executive officers, including Messrs. England, Hann, Hartman, Niemier and van Broeck. The agreements were intended to provide for continuity of management in the context of a prospective change in control of Biomet, which is generally defined as a change in the majority of the Board, not including any new Board member approved by the majority of the Board, any person becoming the beneficial owner of 20% or more of the outstanding shares of Biomet, any reorganization, merger, sale of all or substantially all of Biomet’s assets or similar corporate transaction or approval by the shareholders of a complete liquidation of Biomet. For additional information, see the change in control agreements previously filed with the SEC. Upon a change in control, including as may occur in connection with the transactions contemplated by the Merger Agreement, the agreements remain in effect for a period of at least 24 months beyond the month of such change in control. Each agreement provides that during the 24-month period following a change in control, Biomet agrees to continue to employ the executive and the executive agrees to remain in the employ of Biomet. In connection with the retirement of Messrs. Hann and Hartman on March 30, 2007, Messrs. Hann and Hartman entered into severance and consulting agreements with Biomet which supercede the earlier September 20, 2006 change in control agreements. For further information, refer to “—Consulting Arrangements with Gregory D. Hartman and Daniel P. Hann” below. In connection with the separation and retirement agreements of Messrs. Niemier and England dated June 6, 2007 and May 31, 2007, respectively, their respective change in control agreements were modified. For further information, refer to “—Retirement of Garry L. England and Charles E. Niemier” below.

In connection with the execution of the employment agreement with Mr. Binder and Mr. Richardson’s offer letter, Biomet entered into change in control agreements with Messrs. Binder and Richardson. The agreements are intended to provide for continuity of management of Biomet in the event of a change in control other than the proposed Merger Agreement and related transactions with LVB and Purchaser, which are exempted from the agreements. The terms of the agreements are substantially the same as the terms of the agreements entered into on September 20, 2006, which are described above except that the change in control agreements with Messrs. Binder and Richardson automatically terminate and are cancelled immediately prior to the closing of the transactions contemplated by the Merger Agreement.

Under the change in control agreements, if, following a change in control, certain executives die or are terminated by Biomet for any reason other than for “cause”, which is generally defined as willful failure to substantially perform the executive’s duties, willfully engaging in conduct injurious to Biomet or conviction of a felony, or disability, or by the executives for “good reason”, generally defined as any demotion, assignment of duties inconsistent with their title, relocation, any failure to pay or provide benefits to the executive (for more information, please see the agreements on file with the SEC) the executives would be entitled to: (1) a lump sum severance payment equal to two times (or, in the case of Mr. Binder, three times and Mr. Richardson, one times) the sum of the executive’s annual base salary, target bonus (or, in certain circumstances, the executive’s annual bonus earned during a specified time period), annual Biomet contributions to all qualified retirement plans on behalf of the executive and the executive’s total annual car allowance; (2) the executive would receive a payout of his unpaid annual base salary, the higher of the executive’s target bonus for the fiscal year in which termination occurs or the actual bonus paid to the executive for the fiscal year preceding termination and other accrued compensation and benefits through the end of the fiscal year containing the termination date; (3) Biomet would pay the executive a lump sum cash stipend equal to 24 times (or, in the case of Mr. Richardson, 18 times) the monthly premium then charged for family coverage under Biomet’s medical and dental plans and (4) the executive would receive life insurance and long-term disability benefits, or the cash equivalent if not available, substantially similar to those that the executive is receiving immediately prior to the notice of termination for a 24-month period (or, in the case of Mr. Richardson, a 12-month period) after the date of termination. Further, all outstanding stock options granted to the executive would become immediately vested and exercisable and all restrictions on restricted stock awards would lapse, unless otherwise provided for under the option award. The change in control agreements also provide for the reimbursement of outplacement services for a period of 12 months after termination occurs, but not in excess of $25,000.

In the event an “anticipatory termination” (as defined in the agreements) occurs, the executive would receive the sale benefits as they would in a termination without “cause” (as defined in the agreements) and all options or other stock awards terminated as a result of their anticipatory termination that were forfeited or would have vested had the termination originally been deemed a termination without cause shall be reinstated or the executive will be paid the fair value of such awards in cash. The executive is also entitled to receive $25,000 in liquidated damages.

In the event that any payments made to the executives in connection with a change in control and termination of employment would be subject to excise taxes under the Internal Revenue Code, Biomet will “gross up” the executive’s compensation to offset certain of such excise taxes.

Severance benefits, other than the life insurance and long-term disability benefits, are generally not subject to mitigation or reduction. To receive the severance benefits provided under the agreements, the executive must sign a general release of claims. In connection with the execution of the agreements, each executive executed a customary confidentiality, non-competition and non-solicitation agreement with Biomet.

Severance Pay Plan

On September 21, 2006, Biomet adopted the Biomet, Inc. Executive Severance Pay Plan for the executives party to the change in control agreements described above. The Severance Plan provides each participating Biomet executive with severance benefits in the event of a termination of the executive’s employment unrelated to the executive’s (1) performance of his employment duties or (2) commission of an act or acts outside of the scope of his employment duties that would constitute the basis of a termination for cause under his agreement.

Severance benefits under the Severance Plan generally consist of the following: (1) payment of a pro-rata target bonus (based on the elapsed portion of the year of termination) in a lump sum; (2) continued payment of base salary for 52 weeks plus one week per full year of service at Biomet, up to a maximum of 78 weeks following the termination date; (3) immediate vesting of all of the executive’s outstanding equity awards (stock options and restricted stock); (4) at Biomet’s expense, continuation of coverage under Biomet health insurance plans pursuant to COBRA for a period not to exceed eighteen months from the termination date; and (5) continuation of any Biomet-provided car allowance for a period of twelve months from the termination date.

As a condition to receiving severance benefits under the Severance Plan, the executive must execute a waiver and release of claims in favor of Biomet and enter into to a customary confidentiality, non-competition and non-solicitation agreement with Biomet. Severance benefits under the Severance Plan are generally intended to be the sole source of severance benefits payable upon a termination of the executive’s employment and are generally not subject to mitigation or reduction. Biomet may amend or terminate the Severance Plan at any time. In the event the executive is entitled to benefits under the change in control agreement as a result of a termination of employment, such executive is not entitled to receive benefits under the Severance Plan.

Management Arrangements

LVB has informed Biomet that it currently intends to retain members of Biomet’s management team following the Offer and Merger. LVB has also informed Biomet that it may offer current and former members of management the opportunity to convert all or a portion of their current equity interests in Biomet into, or otherwise invest on terms that are no more favorable than the other investors in, equity in LVB (and/or a subsidiary thereof). Further, LVB has informed Biomet that it intends to establish equity-based incentive compensation plans for management of the surviving corporation, a portion of which is likely to be allocated to Biomet’s executive officers. The size of such equity-based incentive compensation plans has not yet been determined and no awards have yet been made or promised to Biomet’s current executive officers. It is anticipated that equity awards granted under these incentive compensation plans would generally vest over a number of years of continued employment and would entitle management to share in the future appreciation of the surviving corporation.

Although certain members of Biomet’s current management team may enter into new arrangements with LVB or its affiliates regarding employment (and severance arrangements) with, and the right to purchase or participate in the equity of, LVB (and/or a subsidiary thereof), there can be no assurance that any parties will reach an agreement. These matters are subject to negotiation and discussion and no terms or conditions have been finalized. Any new arrangements are currently expected to be entered into at or prior to the completion of the Merger and would not become effective until the time the Merger is completed.

Although no arrangement has been made as of the date of this Annual Report on Form 10-K, LVB has informed Biomet that it expects to offer Mr. Binder, Biomet’s President and Chief Executive Officer, the opportunity to serve on the boards of directors of LVB and the surviving corporation following the purchase of Common Shares in the Offer, which boards of directors are expected to include at least eleven other members prior to completion of the Merger.

Although LVB has not indicated whether it plans to terminate any of Biomet’s executive officers, the following table shows the amount of potential cash payable (both accrued obligations and severance) to Biomet’s executive officers as of June 1, 2007, pursuant to the change in control agreements, based on an assumed termination date of June 1, 2007. The table also shows the cost to Biomet of continuing coverage and other benefits under Biomet’s group health, dental, disability and life insurance plans and the estimated tax “gross up” payments to each such officer. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

Potential Payments Upon Certain Terminations

This table shows the potential compensation that Biomet would have to pay to certain named executive officers upon a termination following a termination without “cause” or with “good reason” (as defined in the applicable agreements) related or unrelated to a change in control, death or disability related or unrelated to a change in control, an “anticipatory termination” (as defined in the applicable agreements) in connection with a change in control or termination with “cause” or without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of one of the NEOs listed in the following table, the deceased or disabled NEO, or his designated beneficiaries, would receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively. The amounts shown assume that termination of employment was effective June 1, 2007. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions Biomet may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

	Termination in Connection with a Change in Control(1)								Termination in Absence of a Change in Control
Name of Executive Offlcer(2)(3)	Termination without Cause or with Good Reason		Anticipatory Termination		Disability		Death(7)		Termination without Cause or with Good Reason		Termination with Cause or without Good Reason		Disability		Death
Jeffrey R. Binder
Estimated Value of Accrued Obligations	$5,437,800	(4)	$5,462,800	(5)	$1,327,425	(6)	$5,412,800	(4)	$2,125,075	(8)	$164,281	(9)	$165,394	(10)	$165,394	(10)
Estimated Value of Options & Awards Payments	1,000,000	(11)	—		—		1,000,000	(11)	1,000,000	(11)	—		—		—
Estimated Value of Beneflts(12)	16,202		16,202		632,418		16,202		12,013		—		623,201		—

Total	6,454,002		5,479,002		1,950,843		6,429,002		3,137,088		164,281		788,595		165,394

J. Pat Richardson
Estimated Value of Accrued Obligations	941,445	(4)	966,445	(5)	483,070	(6)	916,445	(4)	310,853	(13)	35,567	(9)	310,853	(13)	310,853	(13)
Estimated Value of Options & Awards Payments	—		—		—		—		—		—		—		—
Estimated Value of Beneflts(12)	16,202		16,202		602,491		16,202		11,736		—		614,010		11,736

Total	957,647		982,647		1,085,561		932,647		322,589		35,567		924,863		322,589

Roger van Broeck(15)
Estimated Value of Accrued Obligations	2,387,544	(4)	2,412,554	(5)	953,008	(6)	2,362,554	(4)	892,476	(13)	249,295	(9)	892,476	(13)	892,476	(13)
Estimated Value of Options & Awards Payments	814,326	(14)	814,326	(14)	—		814,326	(14)	814,326	(14)	—		814,326	(14)	814,326	(14)
Estimated Value of Beneflts(12)	9,757		9,757		742,421		9,757		7,318		—		744,860		7,318

Total	3,211,637		3,236,367		1,695,429		3,186,637		1,714,120		249,295		$2,451,662		$1,714,120

(1)	In connection with the execution of the employment agreement with Mr. Binder and Mr. Richardson’s offer letter, Biomet entered into change in control agreements with Messrs. Binder and Richardson, however the proposed Merger Agreement and related transactions with LVB and Purchaser are exempted from the agreements.

(2)	In connection with the retirement of Messrs. Hann and Hartman on March 30, 2007, Biomet entered into severance and consulting agreements with them. These severance and consulting agreements supersede the earlier change in control agreements between Biomet and Messrs. Hann and Hartman dated September 20, 2006. For more information concerning these arrangements, refer to “—Consulting Arrangements with Gregory D. Hartman and Daniel P. Hann” immediately below.

(3)	On May 31, 2007 and June 6, 2007, respectively, Biomet entered into separation and retirement agreements with Messrs. England and Niemier. These separation and retirement agreements modify the earlier change in control agreements between Biomet and Messrs. England and Niemier dated September 20, 2006. For further information concerning the terms of the separation and retirement agreements between Biomet and Messrs. England and Niemier, refer to “—Retirements of Garry L. England and Charles E. Niemier” below.

(4)	Represents the sum of: (a) the executive’s annual base salary and car allowance from the date of termination occurred, (b) the higher of the executive’s target bonus for the fiscal year in which termination occurs or the actual bonus paid to the executive for the fiscal year preceding termination, (c) the amount the executive would have received during the fiscal year in additional employer contributions to Biomet tax-qualified plans (d) any unpaid accrued vacation or other accrued compensation (e) the total car allowance to the executive for the calendar year immediately preceding the year the change in control occurred and (f) amounts payable for nonqualified deferred compensation plan plus the amount equal to the product of one (for Mr. Richardson), two (for Mr. van Broeck) or three (for Mr. Binder) times (a) the executive’s annual base salary and car allowance from the date of termination through the end of Biomet’s fiscal year in which such termination occurred, (b) the highest of the executive’s target bonus for the fiscal year in which termination occurs or the highest actual bonus paid to the executive for the fiscal year (for Mr. Richardson), two years (for Mr. van Broeck) or three years (for Mr. Binder) preceding termination, minus any amounts paid pursuant to any other contractual arrangement with the executive or plan providing coverage to the executive as a result of the termination (c) total contributions (other than salary reduction contributions) made by Biomet on behalf of the executive for the calendar year immediately preceding the year in which the change in control occurs and (d) the total car allowance to the executive for the calendar year immediately preceding the year the change in control occurred paid as a lump sum. It also includes the maximum $25,000 payable by Biomet for outsourcing services to the executive and, for Mr. van Broeck only, the amount of payments to the pension plan in which Mr. van Broeck participates by Biomet.

(5)	Represents the same payments as are due as described in footnote 4 of this table, with the addition of a $25,000 liquidated damages payment.

(6)	Represnt the sum of: (a) the executive’s annual base salary and car allowance from the date of termination through the end of Biomet’s fiscal year in which such termination occurred, (b) the higher of the executive’s target bonus for the fiscal year in which termination occurs or the actual bonus paid to the executive for the fiscal year preceding termination, (c) the amount the executive would have received during the fiscal year in additional employer contributions to Biomet tax-qualified plans (d) any unpaid accrued vacation or other accrued compensation and (e) the total car allowance to the executive through the end of the calendar year in which the change of control occurred paid in a lump sum. For Mr. van Broeck only, this amount also includes the amount of payments to the pension plan in which Mr. van Broeck participates. For a further description of this plan see “Executive Compensation - Compensation Discussion and Analysis” above.

(7)	If the executive’s death occurs before a “change in control” (as defined in the agreements) occurs, then there are no payments under the change in control agreements. If the executive’s death occurs after the “change in control” (as defined in the Agreements) occurs and within the term of the change in control agreements the executive receives what they would if they were terminated without cause.

(8)	Represents 1.5 times Mr. Binder’s base salary plus 1.5 times the average of the previous year’s bonus and the what current year’s bonus would be based on Biomet’s current performance extrapolated through the end of the fiscal year paid in accordance with Biomet’s regular payroll policies over the course of 18 months, as well as twelve months of Mr. Binder’s applicable car allowance.

(9)	Represents base salary through the termination date and any unpaid accrued benefits, if applicable.

(10)	Represents payments under Mr. Binder’s employment agreement including unpaid base salary through the termination date and a pro-rated portion of the average of the previous year’s bonus and what the current year’s bonus would be based on Biomet’s current performance extrapolated through the end of the fiscal year and any accrued benefits owed to the executive.

(11)	Represents the lump sum payment due Mr. Binder under the terms of his change of control agreement or employment agreement, as applicable.

(12)	Represents the cost to Biomet of continuing coverage and other benefits under Biomet’s group health, dental, disability and life insurance plans, and certain other benefits to each such officer under the terms of the applicable agreements or plans. Such coverage is under the same terms as available to all Biomet salaried employees. The disability amounts include the present value of the benefits payments the executives would receive after their disability under the disability plan discounted at 10%.

(13)	Represents the payments under the Severance Plan for Messrs. Richardson and van Broeck, assuming the “eligible employee” criteria is met, for salary continuation for a number of weeks equal to 52 plus one week per year of service, up to a maximum of 78 weeks and applicable car allowance for one year, all paid out over the applicable periods in accordance with Biomet’s standard payroll practices; as well as a pro-rated portion of the executive’s target bonus for the year in which the termination occurred.

(14)	Represents the intrinsic value under SFAS 123(R) of unexercised stock option awards as of June 1, 2007 (including unvested options).

(15)	For the purposes of the table above, to calculate Mr. van Broeck’s amounts Biomet used a currency conversion rate of 1 Euro to $1.3447, which represents the currency exchange rate from Euros to U.S. dollars on June 1,2007 as published in The Wall Street Journal.

Consulting Arrangements with Gregory D. Hartman and Daniel P. Hann

On March 30, 2007, Gregory D. Hartman retired as Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as Executive Vice President of Administration and as a Biomet director. In order to ensure a smooth transition of business operations and financial matters, Messrs. Hartman and Hann agreed to serve as consultants to Biomet pursuant to severance and consulting agreements. These agreements discharged any other severance obligations that Biomet may have had with respect to Messrs. Hartman and Hann, including pursuant to their change of control agreements with Biomet dated September 20,2006. Pursuant to Mr. Hartman’s agreement, Mr. Hartman will be eligible to receive $29,166 per month during a six month consulting term. In addition, Mr. Hartman will be eligible to receive $325,000 upon completion of the six month consulting term if the transactions contemplated by the Merger Agreement have been consummated at a price not less than $44.00 per Common Share and the consulting arrangement has not otherwise been terminated. Mr. Hartman will also be reimbursed for insurance premiums he incurs as a result of his election to continue his health insurance coverage under COBRA at a cost to Biomet of $3,912. Biomet may terminate the consulting arrangement without any further payments or obligations to Mr. Hartman if the transactions contemplated by the Merger Agreement have been terminated or are consummated at a price less than the price currently set forth in the proposed Merger Agreement as a result of Biomet’s review of historical stock option granting practice; or if Biomet determines that Mr. Hartman has not adequately performed his consulting duties under the contract or has failed to cooperate with the SEC in connection with Biomet’s review of historical stock option granting practices. Mr. Hartman agreed to customary claims releases, waivers, confidentiality and non-compete terms.

Pursuant to Mr. Hann’s agreement, Mr. Hann will be eligible to receive $41,666 per month during a twelve-month consulting term. In addition, Mr. Hann is entitled to receive $133,333 in respect of his bonus for Biomet’s 2007 fiscal year and will be eligible to receive $400,000 upon completion of the twelve-month consulting term if the consulting arrangement has not otherwise been terminated. Mr. Hann will also be reimbursed for insurance premiums he incurs as a result of his election to continue his health insurance coverage under COBRA, at a cost to Biomet of $7,824. Furthermore, 75,000 options granted to Mr. Hann in March 2006 (of the 175,000 unvested options awarded to Mr. Hann in March 2006) were immediately vested in connection with Mr. Hann’s retirement and consulting agreement, the intrinsic value of which, as of June 1, 2007, equaled $720,750. Biomet refers to these accelerated options as the “CEO Options.” The CEO Options, or the proceeds therefrom, will be held by Biomet and will be distributable to Mr. Hann upon completion of the consulting arrangement provided that Biomet has not otherwise terminated the consulting arrangement. Biomet may terminate the consulting arrangement without any further payments or obligations to Mr. Hann, other than the non-competition payments described below, if the proposed Merger Agreement has been terminated or is consummated at a price less than $44.00 per Common Share as a result of Biomet’s review of historical stock option granting practices; or if Biomet determines that Mr. Hann has not adequately performed his consulting duties under the contract or has failed to cooperate with the SEC in connection with Biomet’s review of historical stock option granting practices.

Lastly, Mr. Hann has agreed not to compete with Biomet during the period beginning on the effective date of his agreement and extending for a period of six months following the expiration or termination of his consulting arrangement. In exchange, Biomet has agreed to make a $50,000 per month payment to Mr. Hann during the six month non-competition period. Mr. Hann also agreed to customary claims releases, waivers, and confidentiality terms.

Retirements of Garry L. England and Charles E. Niemier

Garry L. England retired as Chief Operating Officer—Domestic Operations, effective May 31, 2007. Charles E. Niemier retired as Senior Vice President, Biomet, Inc. and Senior Vice President, Biomet International and Corporate Relations effective June 18, 2007. Mr. Niemier has remained with Biomet as a Class in member of the Board.

Pursuant to the terms of the separation and retirement agreements between Biomet and Messrs. England and Niemier, both Messrs. England and Niemier began receiving payments and benefits under the Severance Plan as of their respective separation dates. Each of Messrs. England and Niemier will receive 100% of their annual bonus for the fiscal year ended May 31, 2007, totaling $349,000 and $400,000, respectively, if the transactions contemplated by the Merger Agreement are consummated. If the Merger Agreement is terminated or the transactions contemplated by the Merger Agreement are not consummated within six months of the date of separation of Mr. England the annual bonus payable will be reduced from 100% to 94% of base salary, totaling $328,060 and Mr. Niemier will receive 100% of his annual bonus. In lieu of his car allowance, Mr. Niemier received full ownership of the car he used under his car allowance, at an approximate value of $12,000. Mr. England will receive his car allowance for 12 months, costing Biomet approximately $12,575. Messrs. England and Niemier are also entitled to receive 78 weeks of salary continuation at their base salaries as of termination, totaling $549,000 and $630,000, respectively. Messrs. England and Niemier are entitled to payment of their health and insurance premiums for 72 weeks, at a cost to Biomet of $15,436 for each. Biomet also agreed to accelerate the vesting of certain unvested options held by Messrs. England and Niemier and that such options would be exercisable until the earlier of their applicable expiration date or five years from the date of separation, the intrinsic value of which, as of June 1, 2007, was approximately $1,435,611 and $1,392,191, respectively. Mr. England is also entitled to reimbursement of his annual country club dues for 2007 and 2008, not to exceed $5,000 per year. Mr. Niemier is entitled to retain the computer, mobile phone and mobile phone number provided to him by Biomet, valued at approximately $1,700, however all ongoing costs of their operation are to be borne by Mr. Niemier. In the event a change of control does not occur within six months of Mr. Niemier’s date of separation, Mr. Niemier shall receive two times his base salary plus the higher of his target bonus or the highest annual incentive bonus earned by Mr. Niemier during the last two complete fiscal years immediately preceding Mr. Niemier’s separation date (annualized in the event Mr. Niemier was not employed by Biomet for the whole of any such fiscal year) plus total contributions (other than salary reductions contributions) made by Biomet to all qualified retirement plans on behalf of Mr. Niemier in the previous calendar year and the total car allowance for the previous year minus the amounts already paid under the Severance Plan for salary continuation and car allowance the cost of which would be approximately $1,472,042 to Biomet. Pursuant to the terms of these separation and retirement agreements, Messrs. England and Niemier have agreed to customary claims releases, waivers, confidentiality and non-compete terms.

If an applicable change in control event occurs, such as the completion of the transactions contemplated by the Merger Agreement, within six months of the date of Mr. Niemier’s and Mr. England’s respective separation and retirement agreements (or in the case of Mr. Niemier only, upon the expiration of the six-month period following his separation date if a change in control event does not occur during this period), Messrs. England and Niemier will no longer receive the payments and benefits under the Severance Plan, but will receive certain payments and benefits under the change in control agreements with Biomet dated September 20, 2006. Notwithstanding the express terms of the change in control agreements, both Messrs. England and Niemier have agreed to (1) forego any payments or benefits provided in the change of control agreements equal to the compensation continued through the end of the year in which the executive is terminated, the vesting of outstanding options and restricted stock, reimbursement for outplacement costs, and the $25,000 in liquidated damages for an “anticipatory termination” (as defined in the agreement), of the change in control agreements and (2) reduce the payment of two times (a) the executive’s annual base salary and car allowance from the date of termination through the end of Biomet’s fiscal year in which such termination occurred, (b) the highest of the executive’s target bonus for the fiscal year in which termination occurs or the highest actual bonus paid to the executive for the two years preceding termination, minus any amounts paid pursuant to any other contractual arrangement with the executive or plan providing coverage to the executive as a result of the termination (c) total contributions (other than salary reduction contributions) made by Biomet on behalf of the executive for the calendar year immediately preceding the year in which the change in control occurs and (d) the total car allowance to the executive for the calendar year immediately preceding the year the change in control occurred paid as a lump sum. Messrs. England and Niemier would also be entitled to a lump sum cash stipend equal to 24 times the monthly premium then charged for family coverage under Biomet’s medical and dental plans and the executive would receive life insurance and long-term disability benefits, or the cash equivalent if not available, substantially similar to those that the executive is receiving immediately prior to the notice of termination for a 24-month period after the date of termination. The approximate total value of these payments for Messrs. England and Mr. Niemier are $1,456,202 and $1,696,202, respectively, which will be reduced by the amounts previously paid to Messrs. England and Niemier under the Severance Plan.

Non-Employee Director Compensation and Benefits

Biomet’s compensation package for non-employee directors is generally comprised of cash (annual retainers and committee meeting fees) and stock option awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent Biomet’s shareholders and reflect Biomet’s position in the industry. Biomet’s compensation package is also designed to create alignment between its directors and its shareholders through the use of equity-based awards. Actual annual pay varies among directors based on Board committee memberships, committee chair responsibilities and meetings attended. In past years, Biomet has not adopted guidelines with respect to non-employee director ownership of Common Shares. More recently, the Board has considered adopting such a policy, however, these discussions were discontinued upon execution of the original Merger Agreement.

Historically, at the beginning of each calendar year, each Biomet non-employee director has received a vested option to purchase 2,000 of Biomet’s Common Shares each year during his or her service on the Board in accordance with the terms of the 1998 Plan. At the 2006 Annual Meeting, Biomet’s shareholders approved the Biomet, Inc. 2006 Equity Incentive Plan, which provided non-employee directors with an additional option grant to purchase 3,000 Common Shares every year. In connection with the transactions contemplated by the original Merger Agreement and other compelling reasons, each director consented to forego and forever waive the annual grant of option awards for the 2007 fiscal year under both plans.

Compensation for non-employee directors during the 2007 fiscal year consisted of the following:

Type of Compensation	Amount ($)
Annual retainer for non-employee directors for Board membership (1)	45,000
Annual retainer for non-employee director serving as Chairman of the Board (2)	125,000
Annual retainer for non-employee director serving as Lead Director (3)	30,000
Annual retainer for non-employee director serving as Chair of the Audit Committee	20,000
Annual retainer for non-employee director serving as Chair of the Compensation and Stock Option Committee or Nominating and Corporate Governance Committee	5,000
Annual retainer for non-employee directors serving on the Executive Committee, Audit Committee (non-Chair)	10,000
Quarterly fee for non-employee directors serving on a special committee of the Board	5,000
Meeting fee for attendance by non-employee directors and non-employee members of committees
(except meetings of the Compensation and Stock Option and Nominating and Corporate Governance Committees held in conjunction with a meeting of the Board, for which no meeting fee is paid)	1,800
Meeting fee for telephonic participation by non-employee directors and non-employee members of committees	1,200
Meeting fee for committee meeting held in conjunction with Board meeting	0

(1)	In past years, a minimum of 50% of the Board retainer fee received in Common Shares was held in trust by Biomet until such director’s retirement from the Board. Biomet non-employee directors could then take, at each director’s election, between 50% and 100% of the annual retainer fee in the form of Biomet Common Shares in lieu of cash. During the 2007 fiscal year, however, in connection with the original Merger Agreement and pursuant to Board action authorized on December 15,2006, the Board agreed to receive their entire annual retainer fee in cash rather than as Biomet Common Shares.

(2)	The Chairman of the Board will receive this fee and meeting fees, but will not receive any additional committee fees.

(3)	The Lead Director will receive this fee, in addition to other committee and meeting fees, as appropriate.

Compensation Granted in Connection with Biomet’s Strategic Alternatives

In addition, on December 15, 2006, Biomet’s Board also authorized the one-time payment of $5,000 to each of Dr. Harrison, Thomas F. Kearns, Jr., and Sandra A. Lamb in recognition of the services they provided in connection with the Board’s preliminary review of strategic alternatives for Biomet prior to the formation of the Strategic Alternatives Committee.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at Biomet meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on Biomet business. At times, a director may travel to and from Biomet meetings on Biomet’s corporate aircraft. Directors are also eligible to be reimbursed for attendance at qualified director education programs.

Director and Officer Liability Insurance and Travel Accident Insurance

Director and officer liability insurance individually insures Biomet’s directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on Biomet’s behalf. Biomet’s D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

Biomet also maintains an Aviation Insurance Policy that provides benefits to each director in the event of death or disability (permanent and total) during travel on Biomet’s corporate aircraft. This policy also covers employees and others while traveling on Biomet’s corporate aircraft and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of Biomet’s non-employee directors for the 2007 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Mr. Niemier is not included in the table below because, during the 2007 fiscal year, he was Chief Operating Officer-Domestic Operations and, as a result, disclosure in respect of his compensation is also presented in the Summary Compensation Table.

Also, in response to the Special Litigation Committee’s preliminary report, all current members of the Board agreed that, with respect to misdated or mispriced stock option awards to the current directors on or after January 1,1996 which had not yet been exercised, the exercise price of such unexercised stock option awards would be increased to the fair market value of Biomet’s Common Shares on the measurement date applicable to such award. In addition, the current members of the Board agreed that, with respect to misdated or mispriced stock option awards to the current directors on or after January 1,1996 which had previously been exercised, such directors would at a future date remit to Biomet an amount equal to the excess, if any, of the fair market value of Biomet’s Common Shares on the measurement date for such award over the exercise price of such award. Biomet and the Special Litigation Committee are continuing to consider various matters, including other potential remedial measures.

Furthermore, as employee directors, Messrs. Binder and Niemier did not receive compensation in their capacity as directors. However, in connection with the separation and retirement agreement between Biomet and Mr. Niemier, dated June 6,2007, Mr. Niemier retired from active service as an employee of Biomet, effective June 18,2007, and has remained a member of the Board. As of the effective date his retirement, therefore, Mr. Niemier became a non-employee director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards $(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Jerry L. Ferguson	126,000	—	—	—	—	18,500	144,500
C. Scott Harrison, M.D.	136,400	—	5,340	—	—	—	141,740
M. Ray Harroff	63,000	—	5,340	—	—	—	68,340
Thomas F. Kearns, Jr.	77,000	—	5,340	—	—	—	82,340
Sandra A. Lamb	103,600	—	5,340	—	—	—	108,940
Dane Miller, Ph.D.	—	—	—	—	—	—	—
Jerry L. Miller	111,600	—	5,340	—	—	—	116,940
Kenneth V. Miller	147,800	—	5,340	—	—	—	153,140
Niles L. Noblitt	162,800	—	—	—	—	—	162,800
Marilyn Tucker Quayle	105,000	—	5,340	—	—	—	110,340
L. Gene Tanner	91,000	—	5,340	—	—	—	96,340

(1)	The aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual Board and committee chair retainer fees, and committee meeting fees, in each case including amounts deferred pursuant to director elections.

(2)	In connection with the original Merger Agreement, during the 2007 fiscal year, Biomet’s Board agreed to receive its annual retainer fees in cash rather than in Biomet Common Shares.

(3)	For each director listed in the Non-Employee Directors’ Compensation Table above, the value reflects the compensation expense recognized by Biomet during the 2007 fiscal year under SFAS 123(R). For information concerning the assumptions used in determining the compensation expense recognized by Biomet during the 2007 fiscal year, refer to Notes B and I to the Consolidated Financial Statements included in this Annual Report on Form 10-K. During the 2007 fiscal year, Biomet’s non-employee directors agreed to waive their annual grants of option awards. As of June 1, 2007, except Messrs. Ferguson and Noblitt, each of Biomet’s non-employee directors held options to purchase 4,000 Biomet Common Shares, all of which were vested. As of June 1, 2007, Messrs. Ferguson and Noblitt held no outstanding options to purchase Biomet Common Shares.

(4)	Biomet does not have a non-equity incentive plan for non-employee directors.

(5)	Biomet does not have a pension plan for non-employee directors and does not pay above market or preferential rate on non-qualified deferred compensations for non-employee directors.
(6)	For Mr. Ferguson, represents $ 13,500 in personal use of Biomet aircraft and $5,000 in travel allowance. For information on how Biomet calculates its incremental cost of personal use of Biomet aircraft, refer to footnote (3)(a) to the Summary Compensation Table above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain data with respect to those persons known by Biomet to be the beneficial owners of more than 5% of the issued and outstanding Biomet Common Shares as of July 17, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
LVB Acquisition, LLC and related entities c/o Corporation Trust Center 1209 Orange Street Wilmington, Delaware 19801	208,324,725	[1]	84.74%

(1)	This figure represents the Common Shares beneficially owned by LVB, including 202,601,130 Common Shares acquired by LVB Acquisition Merger Sub, Inc. pursuant to the tender offer and 5,723,595 Common Shares owned by Dr. and Mrs. Miller, who, pursuant to a voting agreement, have agreed with LVB to vote all Common Shares beneficially owned by them in favor of the Merger.

The following table sets forth the beneficial ownership of Biomet Common Shares as of July 17, 2007, by each of Biomet’s current directors, each named executive officer for fiscal 2007 and by all directors and executive officers currently employed by Biomet as a group (as well as Mr. Hann).

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Biomet’s Employee Stock Bonus Plan (2)	Biomet 401(k) Savings and Retirement Plan (3)	Option Shares Exercisable Within 60 Days (4)	Total Number of Shares Beneficially Owned	Percent of Class
Jeffrey R. Binder	0	0	0	0	0	0
Garry L. England	0	0	0	0	0	0
Daniel P. Hann (3)	74,406	0	15,032	0	89,438	*
C. Scott Harrison, M.D.	1,284	0	0	0	1,284	*
Kenneth V. Miller	1,282	0	0	0	1,282	*
Charles E. Niemier	1,250	0	65,396	0	66,646	*
L. Gene Tanner	2,558	0	0	0	2,558	*
J. Pat Richardson	0	0	0	0	0	0
Gregory D. Hartman	160,478	0	34,694	0	195,172	*
Roger van Broeck	65,432	0	1,731	0	67,078	*
Chinh E. Chu(4)	0	0	0	0	0	0
Jonathan J. Coslet (4)	0	0	0	0	0	0
Michael Dal Bello (4)	0	0	0	0	0	0
Sean Fernandes (4)	0	0	0	0	0	0
Adrian Jones (4)	0	0	0	0	0	0
Michael Michelson (4)	0	0	0	0	0	0
Dane A. Miller, Ph.D. (5)	5,723,595	0	0	0	5,723,595	2.3%
John Saer (4)	0	0	0	0	0	0
Todd Sisitsky (4)	0	0	0	0	0	0
Other Executive Officers (10 persons)	247,654	0	137,272	0	384,926	*
All Directors and Executive Officers as a Group (29 persons, including the foregoing)	6,284,279	0	256,335	0	6,540,614	2.7%

*	Represents less than 1.0% of Biomet’s issued and outstanding Common Shares.

(1)	Other than as noted below, each director and executive officer has sole or shared voting power and investment power with respect to the Common Shares listed next to his or her name:

•

Mr. Gregory D. Hartman—17,117 Common Shares in an individual indirect trust in the name of his spouse over which he has no voting or investment power and disclaims any beneficial ownership thereof; 57,486 Common Shares held by his spouses as to which Mr. Hartman has no voting or investment power and disclaims beneficial ownership and 2,800 Common Shares held in the name of his children over which he has no voting or investment power and disclaims any beneficial ownership thereof.

•

Other Executive Officers—8,958 Common Shares held by the children of four of these executive officers, as to which the executive officers have no voting or investment power and disclaim beneficial ownership; and 14,607 Common Shares held by the spouses of one of these executive officers, as to which the executive officers have no voting or investment power and disclaim beneficial ownership.

(2)	Biomet’s executive officers may elect to participate in Biomet’s Profit Sharing Plan and Trust qualified under Section 401(k) of the Internal Revenue Code. The officers have no voting power for the Common Shares held in their accounts in the 401(k) plan. They have sole investment power with respect to any shares purchased through their personal contributions to their accounts in the 401(k) plan. They have no investment power with respect to the Common Shares contributed by Biomet to their accounts in the 401(k) plan.

(3)	On March 30,2007, Mr. Hann retired as Executive Vice President of Administration and a Biomet director. He is reflected in the table above as he met the criteria to be a named executive officer, under SEC regulations, for the 2007 fiscal year.

(4)	Each of Messrs. Chu, Coslet, Dal Bello, Fernandes, Jones, Michelson, Saer and Sisitsky was designated to serve on Biomet’s Board by LVB, which is the beneficial owner of 208,324,725 Common Shares.

(5)

Dr. Miller was designated to serve on Biomet’s Board by LVB, which is the beneficial owner of 208,324,725 Common Shares, including 5,723,595 Common Shares owned by Dr. Miller and his wife. Dr. Miller and his wife, Mary Louise Miller are subject to a voting agreement with LVB and agreed that during the time that the voting agreement is in effect, at any meeting of Biomet’s shareholders, however called, and at every adjournment or postponement thereof, with respect to outstanding Biomet Common Shares owned beneficially or of record by Dr. and Mrs. Miller, Dr. and Mrs. Miller (individually and jointly) will: (a) appear at such meeting or otherwise cause their Common Shares to be counted as present thereat for purposes of establishing a quorum; (b) vote or cause to be voted their Common Shares in favor of the Merger and the approval and adoption by Biomet’s shareholders of the “plan of merger” contained in the Merger Agreement, and any action required in furtherance thereof; and (c) vote or cause to be voted, or execute consents in respect of, their

Common Shares against any proposal, action or transaction involving Biomet or any of its shareholders that could reasonably be expected to prevent or materially impede or delay the consummation of the transactions contemplated by the Merger Agreement. The voting agreement will terminate immediately upon the earliest of: (a) the effective time of the Merger; (b) the termination of the Merger Agreement; and (c) the mutual agreement of the parties to terminate the voting agreement. According to the voting agreement, as of the date of the voting agreement, Dr. and Mrs. Miller owned, individually or collectively and in the aggregate, 5,723,595 Common Shares, representing approximately 2.3% of the total number of outstanding Common Shares as of July 17, 2007. Any Common Shares acquired by Dr. and/or Mrs. Miller after the date of the voting agreement and prior to the termination voting agreement will also be subject to the voting agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under Biomet’s stock-based incentive plans as of July 17, 2007 (in thousands, except exercise price per Common Share):

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	9,629,895	$34.34	13,234,286
Equity compensation plans not approved by security holders	—	—	—

Total	9,629,895	$34.34	13,234,286

Further information about Biomet’s stock-based incentive plans can be found in Note 1 to the financial statements contained in Item 8 of this report. Biomet does not have any plans not approved by its shareholders.

If the Merger Agreement is terminated, Mr. Binder will be granted an equity award after such termination and annually thereafter (if still employed) commencing after May 31, 2008, each with a nominal value of no less than $3,500,000 on the date of each grant. Each award would vest in five equal installments on the first five anniversaries of the grant date. Biomet’s Compensation and Stock Option Committee will have the discretion as to the form of this benefit, expected to be 50% in stock options and 50% in restricted stock or restricted stock units, which are not included in the table above. For more information please see “Item 11. Executive Compensation - Employment Agreements and Potential Post-Termination Payments - Employment Agreement with Jeffrey R. Binder.”

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

The Board has not adopted a written policy relating to the review and approval of transactions with related persons that are required to be disclosed by SEC regulations (“related person transactions”). However, it is Biomet’s practice for the Audit Committee to review and approve all such transactions to confirm that the terms of these transactions are no less favorable to Biomet than would have been available in the absence of the relationship with the related person. A “related person” is defined under the applicable SEC regulation and includes Biomet’s directors, executive officers, and 5% or more beneficial owners of Biomet’s Common Shares. At times, it may be advisable to initiate a transaction before the Audit Committee has evaluated it, or a transaction may begin before discovery of a related person’s participation. In such instances, management consults with the Chairman of the Audit Committee to determine the appropriate course of action. The Audit Committee periodically reports on its activities to the Board.

During Biomet’s 2007 fiscal year, there were no related person transactions.

Director Independence

As of July 17, 2007, 12 of Biomet’s 13 directors were non-employee directors. As of July 17, 2007, the Board has determined that 3 of its 12 non-employee directors (C. Scott Harrison, M.D., Kenneth V. Miller and L. Gene Tanner) satisfy the independence standards set forth in The Nasdaq Stock Market listing standards. The remaining directors (other than Dr. Miller and Mr. Binder) may also satisfy the independence standards (other than with respect to membership on the Audit Committee), however, the Board has not made such a determination as of the date of this Annual Report on Form 10-K.

As a result of LVB controlling more than 50% of Biomet’s voting power, Biomet qualifies as a “controlled company” as defined in Rule 4350(c)(5) of the Nasdaq Marketplace Rules. Therefore, Biomet is exempt from the requirements of Rule 4350(c) of the Nasdaq Marketplace Rules with respect to its Board being comprised of a majority of “independent directors” as defined by the Nasdaq Marketplace Rules and the related rules covering the independence of directors serving on the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. The controlled company exemption does not modify the independence requirements for the Audit Committee. Of the 13 directors currently serving on the Board, the Board has determined that 3 directors meet the independence standards for Audit Committee members.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Biomet’s independent accountants in each of the last two fiscal years, in each of the following categories are:

	2007	2006
Audit Fees	$3,022,716	$1,915,213
Audit-Related Fees	99,160	49,538
Tax Fees	5,168	13,347
All Other Fees	0	0

	$3,127,044	$1,978,098

Fees for audit services include fees associated with the annual audit of consolidated financial statements (including Sarbanes-Oxley 404 attestation in 2007 and 2006), the reviews of Biomet’s quarterly reports on Form 10-Q, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included due diligence in connection with acquisitions, assistance with implementation of various rules and standards and benefit plan audits. Tax fees included tax compliance, tax advice and tax planning. Pursuant to the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee, or the Chair of the Audit Committee, is responsible for approving in advance all audit and permitted non-audit services to be performed for Biomet by its independent accountants. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services. In the event that additional services are required from the independent accountants, the Audit Committee has delegated authority to approve or deny such requests to the Chair of the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following financial statements and financial statement schedule are included in Item 8 herein.

(1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Income for the years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended May 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2007.

BIOMET, INC.

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 2007.

By:	/s/ CHINH E. CHU
Chinh E. Chu, Director

By:	/s/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/s/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ C. SCOTT HARRISON, M.D.
C. Scott Harrison, M.D., Lead Director

By:	/s/ SEAN FERNANDES
Sean Fernandes, Director

By:	/s/ ADRIAN JONES
Adrian Jones, Director

By:	/s/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/s/ DANE A. MILLER
Dane A. Miller, Director

By:	/s/ KENNETH V. MILLER
Kenneth V. Miller, Director

By:	/s/ JOHN SAER
John Saer, Director

By:	/s/ TODD SISITSKY
Todd Sisitsky, Director

By:	/s/ L. GENE TANNER
L. Gene Tanner, Director

By:	/s/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President - Finance (Principal Financial Officer)

By:	/s/ JAMES W. HALLER
James W. Haller, Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number Assigned

in Regulation S-K, Item 601

Title of Exhibits

(2)	2.1	Agreement and Plan of Merger, dated as of December 18, 2006, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Biomet, Inc. Form 8-K Current Report dated December 18, 2006, File No. 0-12515) as amended and restated as of June 7, 2007 (Incorporated by reference to Exhibit 2.1 to Biomet, Inc. Form 8-K Current Report dated June 7, 2007, File No. 0-12515).

(3)	3.1	Amended Articles of Incorporation filed July 23, 1982 (Incorporated by reference to Exhibit 3(a) to Biomet, Inc. Form S-18 Registration Statement, File No. 2-78589C).

	3.2	Articles of Amendment to Amended Articles of Incorporation filed July 11, 1983 (Incorporated by reference to Exhibit 3.2 to Biomet, Inc. Form 10-K Report for year ended May 31, 1983, File No. 0-12515).

	3.3	Articles of Amendment to Amended Articles of Incorporation filed August 22, 1987 (Incorporated by reference to Exhibit 3.3 to Biomet, Inc. Form 10-K Report for year ended May 31,1987, File No. 0-12515).

	3.4	Articles of Amendment to the Amended Articles of Incorporation filed September 18, 1989 (Incorporated by reference to Exhibit 3.4 to Biomet, Inc. Form 10-K Report for year ended May 31, 1990, File No. 0-12515).

	3.5	Amended and Restated Bylaws as Amended December 13, 1997 (Incorporated by reference to Exhibit 3.6 to Biomet, Inc. Form 10-K Report for year ended May 31, 1998, File No. 0-12515).

	3.6	Articles of Amendment to Amended Articles of Incorporation filed January 18, 2007 (Incorporated by reference to Exhibit 3.1 to Biomet, Inc. Form 8-K Current Report dated January 19,2007, File No. 0-12515).

	3.7	Amended and Restated Bylaws as Amended June 6, 2007.*

(4)	4.1	Specimen certificate for Common Shares (Incorporated by reference to Exhibit 4.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1985, File No. 0-12515).

(9)	9.1	Voting Agreement, dated June 6, 2007, among LVB Acquisition Acquisition, LLC and Dane A. Miller, Ph.D. and Mary Louise Miller (Incorporated by reference to Exhibit (d)(1)(J) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC with the SEC on June 13, 2007).

(10)	10.1	Employee and Non-Employee Director Stock Option Plan, dated September 18, 1992 (Incorporated by reference to Exhibit 19.1 to Biomet, Inc. Form 10-K Report for year ended May 31, 1993, File No. 0-12515).

	10.2	Form of Stock Option Agreement under the Employee and Non-Employee Stock Option Plan dated September 18, 1992 (Incorporated by reference to Exhibit 4.03 to Biomet, Inc. Form S-8 Registration Statement, File No. 33-65700).

	10.3	401(k) Savings and Retirement Plan amended as of April 1, 2007.*

	10.4	Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan adopted August 3, 1998 (Incorporated by reference to Exhibit 10.6 to Biomet, Inc. Form 10-K Report for year ended May 31,1998, File No. 0-12515).

	10.5	Joint Venture Agreement between Biomet, Inc. and Merck KGaA dated as of November 24, 1997 (Incorporated by reference to Exhibit 2.01 to Biomet, Inc. Form 8-K Current Report dated February 17, 1998, File No. 0-12515).

	10.6	Purchase and Substitution Agreement dated March 19,2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K current Report dated March 19, 2004, File No. 0-12515).

10.7	Agreement and Plan of Merger dated March 7, 2004 among Biomet, Inc., Laker Acquisition Corp. I and Interpore International, Inc. (Incorporated by reference to Exhibit 1 to Biomet, Inc. Form SC 13D General Statement of Acquisition of Beneficial Ownership dated March 17, 2004, File No. 0-12515).

10.8	Separation and Release Agreement dated August 21, 2006 between Bart J. Doedens, M.D. and Biomet, Inc. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated August 25, 2006, File No. 0-12515).

10.9	Severance and Change in Control Agreement dated as of September 20, 2006, by and among Biomet, Inc. and Daniel P. Hann (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated September 20, 2006, File No. 0-12515).

10.10	Change in Control Agreement dated as of September 20, 2006, by and among Biomet, Inc. and Garry L. England (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 8-K Current Report dated September 20, 2006, File No. 0-12515).

10.11	Change in Control Agreement dated as of September 20, 2006, by and among Biomet, Inc. and Charles E. Niemier (Incorporated by reference to Exhibit 10.3 to Biomet, Inc. Form 8-K Current Report dated September 20, 2006, File No. 0-12515).

10.12	Executive Severance Pay Plan dated as of September 22, 2006 (Incorporated by reference to Exhibit 10.4 to Biomet, Inc. Form 8-K Current Report dated September 20, 2006, File No. 0-12515).

10.13	Employment Agreement dated as of February 26, 2007, by and among Biomet, Inc. and Jeffrey R. Binder (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated February 27, 2007, File No. 0-12515).

10.14	Change in Control Agreement dated as of February 26, 2007, by and among Biomet, Inc. and Jeffrey R. Binder (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 8-K Current Report dated February 27, 2007, File No. 0-12515).

10.15	Offer Letter dated as of March 26, 2007, by and among Biomet, Inc. and J. Pat Richardson (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated March 30, 2007, File No. 0-12515).

10.16	Change in Control Agreement dated as of March 29, 2007, by and among Biomet, Inc. and J. Pat Richardson (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 8-K Current Report dated March 30, 2007, File No. 0-12515).

10.17	Retirement and Consulting Agreement dated as of March 30, 2007, by and among Biomet, Inc. and Gregory D.Hartman (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated April 23, 2007, File No. 0-12515).

10.18	Retirement and Consulting Agreement dated as of March 30, 2007, by and among Biomet, Inc. and Daniel P. Hann (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 8-K Current Report dated April 23, 2007, File No. 0-12515).

10.19	Letter Dated April 25, 2006 to Bart J. Doedens, M.D. describing compensation and relocation benefits (Incorporated by reference to Exhibit 10.19 of Biomet, Inc. Form 10-K Report for year ended May 31, 2006, File No. 0-12515).

10.20	Offer Letter dated as of May 10, 2007, by and among Biomet, Inc. and Daniel P. Florin (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated May 16, 2007, File No. 0-12515).

10.21	Change in Control Agreement dated as of May 14, 2007, by and among Biomet, Inc. and Daniel P. Florin (Incorporated by reference to Exhibit 10.2 to Biomet, Inc. Form 8-K Current Report dated May 16, 2007, File No. 0-12515).

10.22	Separation and Retirement Agreement dated as of May 31, 2007 between Garry L. England and Biomet, Inc. (Incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated June 6, 2007, File No. 0-12515).

10.23	Change in Control Agreement, dated as of September 20, 2006, between Gregory D. Hartman and Biomet, Inc.*

	10.24	Limited Guarantee, dated June 7, 2007, by TPG Partners V L.P. (incorporated by reference to Exhibit (d) (1)(F) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC with the SEC on June 13, 2007).

	10.25	Limited Guarantee, dated June 7, 2007, by KKR 2006 Fund L.P. (incorporated by reference to Exhibit (d) (1)(G) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC with the SEC on June 13,2007).

	10.26	Limited Guarantee, dated June 7, 2007, by GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P. and GS Capital Partners Offshore Fund, L.P. (incorporated by reference to Exhibit (d)(1)(G) ofthe Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC with the SEC on June 13,2007).

	10.27	Limited Guarantee, dated June 7, 2007, by Blackstone Capital Partners V L.P. (incorporated by reference to Exhibit (d)(1)(H) ofthe Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC with the SEC on June 13, 2007).

	10.28	Biomet 2006 Equity Incentive Plan adopted July 19, 2006 (incorporated by reference to Biomet, Inc. Schedule 14A Definitive Proxy Statement dated August 15, 2006).

	10.29	Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (incorporated by reference to Exhibit 10.1 to Biomet, Inc. Form 8-K Current Report dated May 10,2006, File No. 0-12515).

(11)		No exhibit.

(12)		No exhibit.

(13)		No exhibit.

(14)		No exhibit.

(16)		No exhibit.

(18)		No exhibit.

(21)	21.1	Subsidiaries of the Registrant.*

(22)		No exhibit.

(23)	23.1	Consent of Independent Registered Public Accounting Firm.*

(24)		No exhibit.

(31)	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith