Form 10-K
period 2008-05-31
BIOMET INC
filed 2008-08-28
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file No. 001-15601.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registered is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

As of November 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant. As of May 31, 2008, there were 1,000 shares of common stock of the registrant outstanding, all of which were owned by LVB Acquisition, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “intend,” “may,” “anticipate,” “plan,” “predict,” “potential,” “estimate” or similar expressions. These statements include, but are not limited to, statements related to:

•	the timing and number of planned new product introductions;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market categories;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability of raw materials;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	the ability to successfully implement new technologies and transition certain manufacturing operations to China;

•	our ability to manage working capital and generate adequate cash flows to service outstanding debt;

•	our ability to sustain sales and earnings growth;

•	our goals for sales and earnings growth;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities;

•	our success in implementing our value creation and operational improvement programs;

•	the stability of certain foreign economic markets;

•	the impact of anticipated changes in the musculoskeletal industry and our ability to react to and capitalize on those changes;

•	our ability to successfully implement desired organizational changes;

•	the impact of our managerial changes; and

•	our ability to take advantage of technological advancements.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and regulatory investigations, the solvency of our insurers and the ultimate resolution of allocation and coverage issues with those insurers, competitive conditions and general economic conditions. Readers of this annual report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition and results of operations and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	the effects of incurring a substantial amount of indebtedness under our senior secured credit facilities, our senior notes, senior toggle notes and senior subordinated notes;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our senior notes, senior toggle notes and senior subordinated notes;

•	restrictions that the terms and conditions of our senior secured credit facilities may place on our ability to respond to changes in our business or to take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities outside the United States;

•	decreases in reimbursement levels to our customers;

•	difficulties in transitioning certain manufacturing operations to China;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts by group purchasing organizations;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•

unanticipated expenditures related to litigation and regulatory investigations, including litigation related to the Merger (as defined herein), the past stock option grant practices and investigations by the U.S. Department of Justice and the SEC; and

•	failure to comply with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement.

We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Part I.

Item 1.	Business.

General

Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. The Company’s principal subsidiaries include Biomet Orthopedics, LLC; Biomet Manufacturing Corp.; Biomet Europe B.V.; EBI, LLC; Biomet 3i, LLC; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “Biomet,” “Company,” “we,” or “us” refers to Biomet, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists.

The Company’s reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in, or may be accessed through, the “Financial Information” section of the Company’s website at www.biomet.com as soon as reasonably practicable after the Company files or furnishes such material with or to the Securities and Exchange Commission, or the SEC. In addition, copies of these reports will be made available free of charge, upon written request to the Company’s Investor Relations Department. Biomet is located at 56 East Bell Drive, Warsaw, IN 46582.

The information on Biomet’s website is not included as part of, nor incorporated by reference into, this Annual Report on Form 10-K.

Transactions with the Sponsor Group

On December 18, 2006, we entered into an Agreement and Plan of Merger with LVB Acquisition, Inc., or Parent, and LVB Acquisition Merger Sub, Inc., or Purchaser, which agreement was amended and restated as of June 7, 2007. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer, or the Offer, to purchase all of our outstanding common shares, or the Shares, at a price of $46.00 per Share, or the Offer Price, without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal. The Offer expired on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At our special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the proposed Merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the Merger. Subsequent to the acquisition, we became a subsidiary of our Parent, which is controlled by LVB Acquisition Holding, LLC, or Holding, an entity controlled by The Blackstone Group, Goldman Sachs Capital Partners, Kohlberg Kravis Roberts & Co. and TPG Capital, or the Sponsors.

The Merger was completed on September 25, 2007 and was financed through:

•	the proceeds from the initial offering of 10% Senior Cash Pay Notes due 2017, 10 3/8%/11 1/8% Senior Toggle Notes due 2017 and 11 5/8% Senior Subordinated Notes due 2017, or collectively the Notes;

•	initial borrowings under our senior secured credit facilities and our senior unsecured bridge facilities;

•

equity investments funded by direct and indirect equity investments from certain investment funds associated with or designated by the Sponsors, or the Sponsor Funds, certain investors who have agreed to co-invest with the Sponsor Funds, including investment funds affiliated with certain of the initial purchasers of the original notes, or the Co-Investors, and certain of our executive officers and members of our senior management, or the Management Participants, who rolled over existing equity interests and/or made cash equity contributions; and

•	our cash on hand.

On October 16, 2007, the borrowings under our senior unsecured bridge facilities were repaid with the proceeds from the follow-on offering of the equal amounts of the additional original senior cash pay notes, original senior toggle notes and original senior subordinated notes, respectively.

We refer to these transactions, including the Merger and our payment of any fees and expenses related to these transactions, collectively as the Transactions.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair value. The preliminary purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets (such as corporate and product names, core and completed technology, customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

Settlement with the U.S. Department of Justice

On September 27, 2007 we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute. The agreement calls for the appointment of an independent monitor to review our compliance with the agreement, particularly in relation to our consulting agreements. As part of the resolution of this matter, we entered into a $26.9 million settlement with the Department of Justice’s Civil Division and we also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG-HHS. The agreement requires us to continue to adhere to our Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. For more information, see “Legal Proceedings” and “Risk Factors.”

Competitive Strengths

We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic medical device market.

Broad Market Leadership. We are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over a decade. We have high representation at U.S. hospitals, supplying products to over 60% of hospitals performing joint replacement surgery. In addition, we are the third largest manufacturer and marketer of dental reconstructive devices worldwide and maintain leadership positions in the electrical stimulation and craniomaxillofacial fixation market.

Leading Research and Development Platform. We have a long history of innovation, engineering, quality and successful new product launches. Demonstrating our research and development leadership, we have launched approximately 800 new products in the past nine fiscal years and plan to introduce approximately 100 new products during fiscal 2009.

Strong Relationships with Surgeon Customers. Based on their understanding of and satisfaction with our products, we enjoy long-standing relationships with our surgeon customers, many of which commence during the surgeons’ residency training programs. Our support of medical education programs provides important training opportunities for orthopedic surgeons early in their careers. In fact, supporting “hands-on” training provides opportunities for residents, fellows and attending surgeons to experience the clinical benefits of our products. Surgeons have historically exhibited limited willingness to switch manufacturers, as successful patient outcomes are partially related to the practitioners’ familiarity with the procedural characteristics and instrumentation of certain implants. As such, 19 of our top 25 surgeons have been our customers for at least 10 years.

Consistently Strong Operating Cash Flow Generation. Our business is characterized by consistently strong operating cash flows due to our robust operating history and moderate capital intensity. We plan to dedicate a significant portion of the generated cash flow to service our required interest and principal payments on outstanding debt balances. We have continually increased revenues with fiscal 2008 representing our 30th consecutive year of year-over-year net sales growth. Over the last 16 years, from fiscal 1992 to fiscal 2008, we increased net sales at a compounded annual growth rate of approximately 15%. We have sustained growth through multiple macro-economic cycles, demonstrating a stable business profile. In addition, we have historically had modest capital expenditure and working capital requirements providing for strong operating cash flow conversion.

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational level. Our team is led by Jeffrey R. Binder, a 16-year veteran of the orthopedic medical device industry, who was appointed President and Chief Executive Officer in February 2007. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer in June 2007 and has 17 years of financial officer/controller experience in the medical device industry and five years of public accounting and auditing experience. Glen A. Kashuba was appointed Senior Vice President and President of Biomet Trauma and Biomet Spine, or BTBS, in April 2007, having previously served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Gregory W. Sasso, who has been with Biomet for 23 years, was appointed Senior Vice President and President of Biomet Strategic Business Unit (SBU) Operations in June 2007. In February 2008, Jon C. Serbousek was appointed President of Biomet Orthopedics, having spent 21 years in the medical device industry including 8 years with Medtronic and 13 years with DePuy. Even though each of Messrs. Binder, Florin, Kashuba and Serbousek has been with us for less than two years, the members of our senior management team have an average tenure of 13 years with us. Overall, the members of our senior management team have an average tenure of 18 years in the medical device industry. During fiscal year 2008, certain members of our management team made a contribution of new equity through cash equity contributions and/or rollover of existing equity interests in the Transactions.

Premier Equity Sponsorship. The Blackstone Group, Goldman Sachs Capital Partners, Kohlberg Kravis Roberts & Co. and TPG Capital are among the most well-known and respected financial sponsors in the world. The Sponsors and the Co-Investors contributed approximately $5,387.5 million of equity in connection with the Transactions, representing 46% of the total funding for the Transactions, as part of one of the largest private equity investments in history. The Sponsors have considerable experience in the healthcare sector with investments in companies such as Accellent Inc., HCA Inc., IASIS Healthcare Corporation, Quintiles Transnational Corp., DJO Inc. (formerly ReAble Therapeutics, Inc.) and Vanguard Health Systems, Inc., among others.

Business Strategy

We intend to enhance our position as a leading orthopedic medical device company by pursuing the following strategic initiatives:

Continue to Develop and Launch New Products and Technologies. We plan to continue to aggressively develop new products, technologies and materials by leveraging our established research and development platform. While we have a strong engineering heritage, we believe we have taken steps to enhance our research and development efforts, which should improve time to market and leverage best technologies and innovations available throughout all business segments and regions. We anticipate that our future research and development investment will be consistent with historical results as a percentage of net sales.

Enhance Surgeon Customer Relationships through Product Performance and Innovation. We intend to continue to meet the needs of our surgeon customers and hospital customers by providing clinically successful and innovative products that offer a cost-effective means of treating patients. Our success has been built on responsiveness to the needs of the health care community, the clinical performance of our products and our ongoing commitment to continued product innovation.

Expand Our Global Reach. We intend to continue to increase the geographic presence of each of our business categories. We believe there are considerable opportunities for global expansion as healthcare spending increases in international markets—the United States and Canada together accounted for approximately 65% of the global orthopedic market in 2007, but only approximately 5% of the world’s population. We particularly plan to focus on deepening our position in under-penetrated regions with attractive opportunities for growth, including Asia and Latin America, by deploying more resources to capture market opportunities, as well as by leveraging our established worldwide manufacturing facilities and salesforce. We believe we can successfully grow our presence in these regions by differentiating ourselves as a provider with a comprehensive portfolio of leading musculoskeletal products.

Focus on Operational Efficiency. We have identified significant opportunities to streamline operations. We believe the historically decentralized nature of our management and decision-making structure creates opportunities to improve operational efficiency as we centralize operations and increase focus, coordination and accountability throughout the organization. Plans include manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses. We expect these initiatives will enable us to maximize asset utilization, optimize working capital and increase cash flow, as well as accelerate product development and enhance customer service.

Maximize Operating Cash Flow. We are focused on maximizing our operating cash flow. Over the last 20 years, we have consistently generated significant operating cash flow due to our business growth, strong operating margins and modest capital expenditure and other cash requirements. These solid business fundamentals have been supplemented by initiatives to improve working capital, which historically has not been a focus area of management. In addition, we expect to benefit from identified cost savings as we enhance operational efficiencies. We plan to primarily use available cash after capital expenditures to service our required interest and principal payments on outstanding debt balances incurred in connection with the Transaction and strengthen our balance sheet.

Products

We operate in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: Reconstructive Products, Fixation Devices, Spinal Products and Other Products. We have three reportable geographic markets: United States, Europe and International.

The following charts set forth our net sales by product category and geographic markets for the period July 12, 2008 to May 31, 2008. For certain financial information concerning our product categories and geographic markets, see Note 11 to our audited consolidated financial statements included elsewhere herein.

Reconstructive Products

Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees, hips and shoulders, but we manufacture other joints as well. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

Knee Systems. A total knee replacement typically includes a femoral component, a patellar component, a tibial component and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. Partial, or unicompartmental, knee replacement is an option when only a portion of the knee requires replacement.

Our newest and most comprehensive total knee system, the Vanguard™ Complete Knee System, accommodates up to 145 degrees of flexion and offers full interchangeability of the system’s components to provide for a precise fit for each patient. The Vanguard™ System may be implanted using our Premier™ Instrumentation for a conventional procedure or our Microplasty® Minimally Invasive Total Knee Instrumentation that is designed to reduce incision size and surrounding soft tissue disruption, to potentially allow for reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure. During fiscal 2008, we continued the development efforts for the rotating platform version of the Vanguard™ Complete Knee System.

We continue to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which is a mobile-bearing unicompartmental knee that utilizes a minimally-invasive technique, continues to experience strong global sales. The Oxford® Knee, which was introduced in the United States during fiscal 2005, is currently the only free-floating meniscal bearing partial knee approved by the FDA for use in the United States. To date, approximately 3,000 domestic surgeons have completed training to implant this product. Our offering of minimally-invasive partial knee systems also includes the Alpina® Unicompartmental Knee (which is not currently available in the United States); the Vanguard M™ Series Unicompartmental Knee System, a modified version of the Oxford® Knee that incorporates a fixed-bearing tibial component as opposed to a free-floating tibial bearing; and the Repicci II® Resurfacing Knee System that is now being distributed by our sports medicine subsidiary.

During fiscal 2008, we introduced the Signature™ Personalized Arthritis Care Program. The initial introduction was designed specifically for knee procedures. The Signature™ program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The Signature™ program was developed through a partnership with Materialise, a world leader in custom guides for the dental industry, and we believe this technology may be expanded to other orthopedic applications.

Hip Systems. A total hip replacement involves the replacement of the head of the femur and the acetabulum, and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, we manufacture femoral and acetabular prostheses in a variety of sizes and configurations. We offer a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and our patented ArCom®, ArComXL® or E-Poly™ polyethylene-lined, metal-on-metal or ceramic-on-ceramic acetabular components. Many of the femoral prostheses utilize our proprietary PPS® Porous Plasma Spray coating, which enables cementless fixation.

Out of our broad product platform of hip stem offerings, the Taperloc® Hip System has become our best-selling component. The Taperloc® Stem is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped implant designed to provide for excellent durability and stability in a stem that is relatively simple to implant and is particularly well-suited for minimally-invasive procedures. We also offer the Taperloc® Microplasty™ Stem that addresses the demand for a minimally-invasive, bone-conserving total hip implant. The shorter length of the Microplasty™ Stem, compared to a traditional hip stem, allows for preservation of distal bone, while maintaining proximal femoral bone fixation.

Our comprehensive Microplasty™ Minimally Invasive Hip Program includes proprietary products from our broad array of hip implants, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. Our minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine approach, which is an intramuscular surgical approach.

We continue to explore the development of innovative articulation technologies and materials. Our M2a-Taper™ Acetabular System combines a cobalt chromium head with a cobalt chromium liner and has demonstrated a 20- to 100-fold reduction in volumetric wear in simulator studies compared to traditional metal-polyethylene articulation systems. The M2a-Taper™ Acetabular System may be utilized on all of our femoral components and has continued to evolve with the introduction of the M2a-Magnum™ Articulation System, which incorporates larger diameter metal-on-metal components designed to more closely resemble the natural anatomy, offering improved range of motion and joint stability. We introduced the C2a-Taper™ Acetabular System during fiscal 2006, which provides an additional alternative bearing option featuring ceramic-on-ceramic articulation. In addition, we continue to pursue the development of a diamond-on-diamond hip articulation system through our relationship with Diamicron, Inc., a global leader in the research, development and manufacture of polycrystalline diamond composite technology for biomedical applications. We also market ArComXL® bearings from a second-generation highly crosslinked polyethylene based on our proven ArCom® polyethylene. ArComXL® polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging. During fiscal 2007, we received clearance by the U.S. Food and Drug Administration, or the FDA, to market acetabular hip liners manufactured from E-Poly™ Highly Crosslinked Polyethylene. We believe our E-Poly™ liners are the world’s first Vitamin E stabilized highly crosslinked polyethylene products to be introduced to the market. Vitamin E is a natural antioxidant and is expected to provide optimal oxidation resistance for the implant bearings used in our total joint replacements.

The ReCap® Total Resurfacing System is a bone-conserving product currently used outside the United States for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. We commenced a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal 2006 and there were approximately 230 patients enrolled in the study as of May 31, 2008. The FDA accepted the concept of Biomet including European clinical data to support its U.S. Pre-Market Approval submission, subject to further review of the data after submission. We believe the potential exists to bring this product to the domestic market during the second half of calendar 2009.

We introduced the Regenerex® RingLoc®+ Modular Acetabular System during fiscal 2008. The Regenerex® Construct provides design flexibility and options for primary and revision cases. The advanced titanium scaffold structure of the Regenerex® Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and the Regenerex® matrix is expected to be the material of choice for porous metal constructs.

Extremity Systems. We offer a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, Copeland™, Integrated™ and Mosaic™ Systems, as well as uniquely-designed elbow replacement systems.

The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has approximately 20 years of positive clinical results in the United Kingdom. This system was expanded to include the Copeland™ EAS™ (Extended Articular Surface) Humeral Resurfacing Head designed to address rotator cuff arthropathy.

The first Comprehensive® Primary Shoulder was released at the end of fiscal 2007. The initial product release included the standard and mini length Comprehensive® Primary Stems and the Versa-Dial® Heads, as well as the hybrid glenoids.

The T.E.S.S.™, Total Evolutive Shoulder System, continues to receive strong market acceptance in Europe. The T.E.S.S.™ Shoulder, which is only available outside the United States, is a complete system that can be used in all indications of shoulder arthroplasty.

Dental Reconstructive Devices. Through our subsidiary, Biomet 3i, LLC (formerly Implant Innovations, Inc.), or Biomet 3i, we develop, manufacture and market products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive devices and related instrumentation. We also offer services related to regenerative materials. A dental implant is a small screw, normally constructed of titanium or titanium alloy, which is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth.

Biomet 3i’s historical flagship product, the OSSEOTITE® product line, features a patented micro-roughened surface technology, which allows for early loading and excellent bone integration to the surface of the implant. During fiscal 2007, Biomet 3i further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The NanoTite™ surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. This enhancement has been demonstrated to increase the rate and extent of bone integration, and results in a mechanical bonding of the host bone to the surface of the implant compared with the OSSEOTITE® surface alone. The NanoTite™ Implant was initially introduced in Certain® Implant configurations, which is an internal connection system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when restorative abutments and ancillary components are seated into the implant. In addition, the 6/12 point connection design of the Certain® Implant System offers enhanced flexibility in placing the implant where pre-angled abutments may be used. During fiscal 2008, Biomet 3i continued to build on the strength of the NanoTite™ Implant line by introducing the NanoTite™ Tapered PREVAIL® Implant. This implant is designed to enhance crestal bone preservation as a result of its integration of Platform Switching™, a medialized Implant-Abutment-Junction that has been demonstrated to limit the reformation of soft and hard tissue at the bone crest. This is the first tapered geometry implant available from Biomet 3i that includes the platform switching concept. Other additions to the tapered implant product line during fiscal 2008 included a complete set of bone taps for dense bone applications and a 6mm diameter implant with the same implant body design enhancements as implemented for other diameters.

In the site preparation segment of the product portfolio, Biomet 3i completed beta evaluations of its Navigator™ CT Guidance Instrumentation Kits and commercially launched this product during the third quarter of fiscal 2008. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this can result in accurate implant placement when combined with the depth and rotational control offered by the Biomet 3i instrumentation. As implant placement position can be replicated as planned, this can also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery, thereby allowing for a complete implant restoration in one patient visit.

On the regenerative side of the site preparation portfolio, Biomet 3i has bolstered its bone grafting product and service offering. An exclusive agreement was signed with the University of Miami Tissue Bank for domestic representation of its dental allograft materials. The RegenerOss™ Allograft Putty became available during the third quarter of fiscal 2008. This material features a demineralized bone matrix material in a non-toxic lecithin carrier conveniently offered in a syringe-based delivery system. During the fourth quarter of fiscal 2008, Biomet 3i introduced Endobon™ Xenograft Granules. This bovine-derived particulate bone grafting material is suitable for use in a wide range of dental-related bone defects and offers improved handling characteristics and packaging versus some of the competitive products.

During fiscal 2008, Biomet 3i engaged in a limited domestic release of its Encode® Complete patient-specific abutment technology. This enhancement of the baseline Encode abutment offering will allow Biomet 3i to fabricate an abutment and orient implant body analogs into the proper position in a stone master model. This can allow for the complete fabrication of a restoration from one supragingival impression which is significantly easier than present techniques and a potential opportunity to get more general dentists involved in implant therapy. The quality of these abutments and the ability to save significant chair time will also be of potential benefit to more experienced restorative dentists. There was a line extension in fiscal 2008 to the patient-specific CAM StructSURE® bars to include a copy milling capability. This allows a dental laboratory to create a unique design in a resin-based material. This is scanned and milled from titanium, and a porcelain finish is later added by the source laboratory. Other restorative product launches during fiscal 2008 included QuickBridge™ Provisional Components and non-hexed UCLA Abutments for Biomet 3i’s 3.4mm restorative platform.

Other Reconstructive Products and Services. Our PMI® Patient-Matched Implant services group designs, manufactures and delivers custom reconstructive products to orthopedic specialists. We believe this service continues to enhance our reconstructive sales by strengthening our relationships with orthopedic surgeons and augmenting our reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, our PMI® group utilizes a three-dimensional, or 3-D, bone reconstruction imaging system. We use computed tomography, or CT, data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, our PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers, working closely with the surgeon, to create a PMI® design for the actual manufacturing of the custom implant for the patient.

We are involved in the ongoing development of bone cements and delivery systems. We have broadened the range of our internally developed and manufactured bone cement product offerings. Cobalt™ HV (High Viscosity) Bone Cement, which was introduced in the United States during fiscal 2006, is particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. The excellent handling characteristics and high optical contrast of Cobalt™ HV Bone Cement are well suited to the current trends in orthopedic surgery. The patented SoftPac™ monomer packaging offers the only alternative to glass vial packaging, which is inherently less safe due to the necessity to break the glass vial to deliver the monomer. We offer our internally developed and manufactured bone cements with and without antibiotics. In conjunction with antibiotic-loaded bone cement is the use of StageOne™ Cement Spacer Molds. The molds are used in revision surgery following infection as the first stage of a two-stage treatment plan. Cobalt™ Bone Cement is marketed in conjunction with our patented Optivac® Vacuum Mixing System. During fiscal 2007, the Fusion™ Vacuum Mixing Bowl was launched to address the open bowl mixing market. In Europe, we introduced the OptiPac™ pre-loaded bone cement mixing and delivery system during fiscal 2008.

Additional products and services for reconstructive indications include bone substitute materials and services related to allograft material, procured through several tissue bank alliances. Markets addressed by our allograft services include the orthopedic and dental reconstructive segments, as well as the spinal, craniomaxillofacial and sports medicine segments.

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

Fixation Devices

Our fixation devices include electrical stimulation devices (that do not address the spine), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications. Our craniomaxillofacial fixation devices are marketed by our subsidiary, Biomet Microfixation, LLC, or Biomet Microfixation. All other fixation devices are marketed primarily by Biomet Trauma.

Electrical Stimulation Systems. We are a market leader in the electrical stimulation segment of the fixation market. The U.S. Food and Drug Administration has acknowledged our extensive preclinical research documenting the Mechanism of Action for our pulsed electromagnetic field, or PEMF, capacitive coupling and direct current technologies. The Mechanism of Action for these technologies involves the stimulation of a cascade of bone morphogenic proteins (BMPs) as well as angiogenesis, chondrogenesis and osteogenesis.

The EBI Bone Healing System® product is a non-invasive bone growth stimulation device indicated for the treatment of recalcitrant bone fractures (non-unions), failed fusions and congenital pseudarthrosis that have not healed with conventional surgical and/or non-surgical methods. The non-invasive bone growth stimulation devices sold by us generally provide an alternative to surgical intervention in the management of these conditions. The EBI Bone Healing System® device produces low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells to differentiate, migrate and proliferate. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. Biomet Trauma’s preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-ß, BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System® product may be utilized over a patient’s cast, incorporated into the cast or worn over the skin.

The OrthoPak® 2 Bone Growth Stimulator, which is indicated for the treatment of recalcitrant (non-union) fractures, offers a small, lightweight, non-invasive device using capacitive coupling technology. The OrthoPak® 2 device delivers bone growth stimulation through wafer-thin electrodes that add virtually no extra weight on the non-union site. The Mechanism of Action behind our capacitive coupling stimulation technology involves the stimulation of osteopromotive factors involved in normal bone healing, such as TGF-ß1 and PGE2. The OrthoPak® 2 product provides greater ease of use and enhances access to fracture sites that are normally hard to treat.

We also offer an implantable option when bone growth stimulation is required in conjunction with, or subsequent to, surgical intervention. The Biomet® OsteoGen® surgically implanted bone growth stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat recalcitrant (non-union) fractures. The Mechanism of Action behind our direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis.

During fiscal 2005, a private company petitioned the FDA to reclassify noninvasive bone growth stimulators from Class III to Class II medical devices. The petition was directed at products, like those described above, which utilize electromagnetic fields to stimulate bone growth. In June 2006, the FDA Advisory Panel recommended that the bone growth stimulator devices remain Class III devices. On January 17, 2007, the FDA published its agreement and sought public comment on the Advisory Panel’s recommendation that bone growth stimulators remain Class III devices. The private company that had petitioned for the down-classification of bone growth stimulators has since formally withdrawn that request. It is our understanding that bone growth stimulators will remain Class III devices.

External Fixation Devices. External fixation is utilized for stabilization of fractures when alternative methods of fixation are not suitable. We offer a complete line of systems that address the various segments of the trauma and reconstructive external fixation market. The DynaFix® and DynaFix® Vision™ Systems are innovative, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities.

The Biomet® Vision™ FootRing™ System is a comprehensive external fixation system designed for the treatment of osteotomies, arthrodesis and fracture fixation indications. This system offers expanded indications for both trauma and reconstructive procedures. The simplified, snap-fit application of all components to the Vision™ Ring can be configured into a multitude of constructs ranging from simple fracture fixation to complex reconstruction. The Vision™ FootRing™ System is made of lightweight, carbon fiber, which is radiolucent and also provides for increased patient comfort. Biomet Trauma also has a full line of external fixation devices for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.

Internal Fixation Devices. Our internal fixation devices include products such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures and for other reconstructive procedures. They are intended to aid in the healing process and may be removed when healing is complete. Internal fixation devices are not intended to replace normal body structures.

We develop, manufacture and/or distribute innovative products that fit into key segments of the fixation market. Our flagship product used for the treatment of hip fractures is the Biomet® Peritrochanteric Nail System that incorporates an innovative single lag screw to minimize soft tissue impingement. In conjunction with the VHS® (a registered trademark of Implant Distribution Network, Ltd.) System, the Biomet® Peritrochanteric Nail System offers a choice of options for the treatment of these fractures. Other innovative nailing products include the Biomet® Pediatric Locking Nail (PLN) and the Biomet® WIN™ Flexible Nail to complement our pediatric product line. The PLN product is a customizable, locking nail, which was designed to provide stable fixation of femur fractures in children. The WIN™ Nail is manufactured of titanium alloy and is intended to treat a variety of long bone fractures.

In the area of locked plating designs, the OptiLock® Periarticular Plating System is a unique, pre-contoured system designed for fixation of periarticular lower extremity fractures. It incorporates SphereLock™ technology that allows the surgeon to utilize locked or unlocked screws in various diameters through any hole in the plate, while incorporating minimally-invasive techniques. The system includes applications for the treatment of proximal tibial, distal femoral and distal tibial/fibular fractures and provides surgeons with a comprehensive system to address a variety of simple and complex periarticular fractures.

During the third quarter of fiscal 2008, Biomet Trauma introduced the Phoenix™ Tibial Nail System, the first in a series of Phoenix™ Intramedullary Nails to be released. Featuring patent-pending CoreLock™ technology, the nail offers a pre-assembled setscrew that dually locks the proximal oblique screws for enhanced stable fixation and also allows surgeons to utilize up to 5mm of inboard compression for acute fracture reduction. In addition, the nail features a distal bone screw cluster that maximizes the working length of the nail. Surgeon feedback continues to be positive with respect to clinical results, implant design and instrumentation.

During the fourth quarter of fiscal 2008, we initiated the clinical evaluation for the remaining modules of the Phoenix™ Intramedullary Nailing System. Included in this offering are the Phoenix™ Retrograde Femoral Nail and the Phoenix™ Antegrade Femoral Nails. Each of these systems offers CoreLock™ Technology that features embedded set screws that can simultaneously lock bone screw clusters for stable fracture fixation.

Craniomaxillofacial Fixation Systems. We manufacture and distribute craniomaxillofacial, neurosurgical, and thoracic titanium and resorbable implants, along with associated surgical instrumentation, principally marketed to craniomaxillofacial, neurosurgical, plastic, ear/nose/throat, pediatric and cardiothoracic surgeons through our subsidiary, Biomet Microfixation. We offer HTR-PMI Hard Tissue Replacement implants for repair of severe cranial defects and bone substitute materials for use in craniomaxillofacial and neurosurgical applications. Innovative solutions are also offered for oral and maxillofacial surgeons, such as the Total Mandibular Joint Replacement System and other new products to diagnose and treat temporomandibular joint syndrome, including an in-office scope system and arthrocentesis procedure products.

Biomet Microfixation markets the LactoSorb® Fixation System of resorbable plates and screws comprised of a co-polymer of poly-L-lactic acid and polyglycolic acid. As a result of its innovative material, the LactoSorb® System is comparable in strength to titanium plating systems at its initial placement and is resorbed within 9 to 15 months after implantation. The LactoSorb® System is especially beneficial in pediatric reconstruction cases by eliminating the need for additional surgery to remove the plates and screws.

Pectus Excavatum Products. Pectus excavatum is the most common type of congenital chest-wall abnormality, occurring in approximately one of every 1,000 children. This deformity is characterized by a concave, “funnel” shaped chest, which can apply pressure to vital organs resulting in restricted organ growth and shortness of breath. Pectus excavatum usually becomes increasingly serious throughout childhood, with the abnormality often magnifying considerably during the teen years. Biomet Microfixation offers a line of products to correct this deformity, including titanium and LactoSorb® versions of the Pectus Bar and Stabilizer.

Bone Substitute and Allograft Materials. When presented with a patient demonstrating a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. Use of bone substitute materials eliminate the pain created at a graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications. We also have available the InterGro® line of demineralized bone matrix (DBM) materials (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM materials use lecithin as a carrier, which is a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation.

Spinal Products

Our spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and motion preservation systems, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine trade name.

Spine Fusion Stimulation Systems. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. We distribute both non-invasive and implantable electrical stimulation units that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. We have assembled extensive preclinical research documenting the Mechanism of Action for the technology utilized in our spine fusion stimulation systems.

The SpinalPak® II Spine Fusion Stimulator utilizes capacitive coupling technology to enhance fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the upregulation of osteopromotive factors that modulate normal bone healing, such as TGF- ß1 and PGE2. The device consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® II System is patient-friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to enhance fusion success.

Early during fiscal 2008, we launched the SpF® PLUS-Mini Spine Fusion Stimulator, which offers the highest current density available in one-third of the size of the original SpF® PLUS Spine Fusion Stimulator. The surgically-implanted SpF® PLUS-Mini Spine Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind our direct current stimulation technology involves the upregulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. The SpF® Stimulator has exhibited a 50% increase in fusion success rates compared to fusions with autograft alone.

Spinal Fixation Systems. We market spinal fixation devices for various spinal fusion applications. Biomet Spine’s most comprehensive system to address the degenerative and deformity markets is the Array® Spinal System. The Array® System, which is available in titanium or stainless steel, provides a single locking setscrew featuring V-Force™ Thread Vertical Vector Technology designed to enhance the intraoperative ease of use for the surgeon. During fiscal 2006, we launched the Array® Deformity Spine System, which includes various styles of screws, hooks and rods for scoliosis correction.

A more recent product offering is the Polaris™ Spine System, a low profile, top-loading, titanium rod thoracolumbar system utilizing a patented Helical Flange™ (a trademark of the Jackson Group) closing mechanism. This feature minimizes the potential for cross-threading and seat splay, simplifying the implant closing procedure for the surgeon. The Polaris™ System is available in 6.35mm and 5.5mm rod diameters, with multi-axial and reduction screw options.

We also market the Biomet® Omega 21™ Spinal Fixation System, which features a unique multidirectional coupler and expandable screw, as well as the SpineLink®-II Spinal Fixation System, which addresses many of the inherent limitations of traditional rod and plate systems. Through the use of a modular titanium link and polydirectional screw, the SpineLink® -II System provides an intrasegmental option for spine fixation, enabling the surgeon to tailor the segmental construction to the patient’s anatomy.

We offer a variety of spacer products for the thoracolumbar market segment. The Biomet® Ionic™ Spine Spacer System, for use with the Biomet® Omega 21™ Spinal Fixation System or SpineLink®-II Spinal Fixation System, features an open design that allows for optimal bone graft placement and bone fixation, along with the additional benefit of excellent postoperative x-ray visualization. The GEO Structure® Ovals and Rectangles are manufactured using a proprietary three-dimensional, interconnected filament design, maximizing the strength of the implant with a minimum amount of metal, resulting in excellent strength characteristics and imaging capabilities. The Solitaire™ Anterior Spinal System is a stand-alone device with numerous implantation options for intraoperative flexibility. The TPS™-TL features a patented telescoping plate design, allowing the surgeon to fit the implant to the defect, while integrating the functions of an anterior plate and vertebral column spacer. We also offer the ESL™ (Elliptically Shaped Lumbar) and Ibex™ thoracolumbar spacers. Both of these spacers are endplate-sparing designs, reducing the risk of subsidence. In addition, both the ESL™ and Ibex™ Systems feature open designs to permit ample space for bone graft placement. The ESL™ System features an elliptical shape offering optimal surface contact with the vertebral body endplates. The Ibex™ System is curved to conform to the anterior shape of the adjacent vertebral body. The ESL™ and Ibex™ thoracolumbar spacers are both available with a PEEK-OPTIMA™ (a registered trademark of Invibio, Ltd) implant option for increased radiographic fusion assessment.

For cervical applications, the open design of the VueLock® Anterior Cervical Plate System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. We also offer the C-TEK™ Anterior Cervical Plate, which offers a non-constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made of titanium, the C-TEK™ Plate offers both fixed and variable screws in a wide variety of diameters and lengths. This system also features a unique locking mechanism to prevent screw back out. For cervical and upper thoracic procedures, we offer the Altius™ M-INI™ Occipito-Cervico-Thoracic Spinal Fixation System, which features top-loading screws and a 3.5mm rod for maximum strength. This system also incorporates Helical Flange™ Locking Technology. Occipital fixation is also available with the Altius™ M-INI™ System, featuring a low-profile plate that is placed independently from the rod, allowing for easier assembly and less rod contouring. The SpineLink® Anterior Cervical Spinal System is also available, providing an intrasegmental fixation option.

Minimally-invasive surgery is of growing interest in the practice of many spine surgeons. A minimally-invasive approach to spine surgery has demonstrated the potential for less morbidity, decreased blood loss and less time in rehabilitation. In the minimally-invasive surgery market, we offer the VuePASS™ Portal Access Surgical System. The VuePASS™ System allows for traditional open techniques through a minimally-invasive cannula access system and is compatible with the SpineLink®-II and Array® Spinal Systems. During fiscal 2008, we introduced the Ballista™ Percutaneous Pedicle Screw System and the AccuVision™ Minimally Invasive Access System. Both products are expected to be launched in the United States during fiscal 2009.

To address the vertebral body compression fracture market, we offer two systems designed for the delivery of materials to weakened bone structures, including the CVD™ and LP2™ Delivery Systems. Through a series of dilating cannulae and various instruments, the systems allow the surgeon to access the anatomy through a percutaneous approach and safely deliver high viscosity material under low, controlled pressure. The CVD™ Delivery System offers the ability to biopsy before delivery. During fiscal 2008, we introduced Cobalt™ V Bone Cement for vertebroplasty applications.

Bone Substitute and Allograft Materials. Traditional spinal fusion surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. Pro Osteon® 200R and Pro Osteon® 500R are bone graft substitutes made from marine coral. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is intended to be replaced with natural bone during the healing process. Pro Osteon® 200R is available as granules, while Pro Osteon® 500R is available in granules and blocks. The Biomet® PlatFORM™ DBM, derived exclusively from human bone, is an osteoconductive, osteoinductive and osteogenic matrix. This material consists of freeze-dried flexible and pliable sheets of demineralized bone matrix putty for use as a bone void filler. The Biomet® PlatFORM™ DBM can be utilized alone or in combination with autologous bone or other forms of allograft and can be rehydrated with bone marrow aspirate for use in posterolateral spine fusions. Since this matrix has no synthetic additives, this eliminates any surgeon concern regarding toxicity of certain carriers currently used in other DBMs.

Precision Machined Allograft. Many spinal fusion procedures, in both the lumbar and cervical spine, involve interbody spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. We provide services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions, depending on the surgical approach. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

Motion Preservation Products. An Investigational Device Exemption pilot study for the Regain® Lumbar Artificial Disc began in the United States during fiscal 2007. The Regain® Disc is a one-piece pyrocarbon artificial disc nucleus replacement. The pyrocarbon material has a high level of strength, is biocompatible and extremely resistant to wear. In addition, Biomet Spine is developing a cervical disc replacement product and the Min-T™ Lumbar Artificial Disc for total lumbar disc replacement procedures.

Other Products

We also manufacture and distribute numerous other products, including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. We manufacture and market arthroscopy products through our subsidiary, Biomet Sports Medicine, LLC, or Biomet Sports Medicine.

Arthroscopy Products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Our principal arthroscopy products include the EZLoc™ Femoral Fixation Device, the WasherLoc™ Tibial Fixation Device, LactoSorb® resorbable fixation devices, the MaxFire™ Meniscal Repair Device with ZipLoop™ Technology, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, the Osseofit™ Porous Tissue Matrix™ (Porous Tissue Matrix™ is a trademark of Kensy Nash Corp.) and MicroMax™ Suture Anchors.

Orthopedic Support Products. We distribute a line of orthopedic support products under the Biomet® Bracing tradename, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints.

Product Development

Our research and development efforts are essentially divided into two categories: innovative new technology and evolutionary developments. Most of the innovative new technology development efforts are focused on biomaterial products, and are managed at the corporate level and take place primarily in Warsaw, Indiana. Evolutionary developments are driven primarily by the individual subsidiaries and include product line extensions and improvements.

We continue to aggressively conduct internal research and development efforts to generate new marketable products, technologies and materials. In addition, we believe we are well positioned to take advantage of external acquisition and development opportunities. An important component of our strategy has been the formation of strategic alliances to enhance the development of new musculoskeletal products.

For fiscal 2006, 2007 and the periods from June 1, 2007 through July 11, 2007 and from July 12, 2007 through May 31, 2008, we expended approximately $85 million, $94 million, $34 million and $82 million, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. Our principal research and development efforts relate to our orthopedic reconstructive products, spinal fixation devices, revision orthopedic reconstructive products, dental reconstructive devices, arthroscopy products, resorbable technologies, biomaterial products and autologous therapies. We have launched approximately 800 new products during the past nine fiscal years and plan to introduce approximately 100 new products during fiscal 2009.

Patents and Trademarks

We believe that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, we continue to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we have any single patent or license (or series of patents or licenses) that is material to our operations. We are not aware of any single patent that, if lost or invalidated, would be material to our consolidated revenues or earnings. We currently have more than 1,200 patents and in excess of 650 pending patent applications.

BIOMET is our principal registered trademark throughout the world, and registrations have been obtained or are in process with respect to various other trademarks associated with our products. Unless otherwise noted in this annual report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates and subsidiaries.

Government Regulation

Most aspects of our business are subject to some degree of government regulation in the countries in which our operations are conducted. It has always been our practice to comply with all regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct and Ethics and through the responsibility of the Audit Committee of the Board of Directors to review our systems of internal control, our process for monitoring compliance with laws and regulations and with our Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. We devote significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to our business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. We believe that we are no more or less adversely affected by existing government regulations than are our competitors.

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

We believe that we are well positioned to face the changing international regulatory environment. The International Standards Organization, or the ISO, has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed an ISO audit and obtained ISO certification applicable to its activity sector is internationally recognized as having quality manufacturing processes. The European Union (EU) legislation requires that medical devices bear a CE mark. The CE mark is a European Union and European Free Trade Association symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on our products. Each of our principal manufacturing facilities has been certified to ISO 13485:2003. Each of our products sold in Europe bears the CE mark, with the exception of custom-made implants that do not require a CE mark. The EU has recently reclassified our total joint products to Class III via Directive 2005/50/EC and we are in the process of complying with this Directive.

In addition, governmental bodies in the United States and throughout the world have expressed concern about the costs relating to healthcare and, in some cases, have focused attention on the pricing of medical devices. Government regulation regarding pricing of medical devices already exists in some countries and may be expanded in the United States and other countries in the future. We are subject to increasing pricing pressures worldwide as a result of growing regulatory pressures, as well as the expanding predominance of managed care groups and institutional and governmental purchasers. Under Title VI of the Social Security Amendments of 1983, hospitals receive a predetermined amount of Medicare reimbursement for treating a particular patient based upon the patient’s type of illness identified with reference to the patient’s diagnosis under one or more of several hundred diagnosis-related groups. Other factors affecting a specific hospital’s reimbursement rate include the size of the hospital, its teaching status and its geographic location.

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. These laws are administered by, among others, the U.S. Department of Justice, the OIG-HHS and the state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. In 2007, we and other major U.S. orthopedic manufacturers entered into a Deferred Prosecution Agreement and a Corporate Integrity Agreement concerning alleged violations of the federal Anti-Kickback Statute with the U.S. Department of Justice. As part of this settlement, we entered into a Deferred Prosecution Agreement and a Corporate Integrity Agreement and paid a civil settlement amount. See “Item 1A—Risk Factors—Risks Related To Our Business” for more information about our obligations under these agreements. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

While we are unable to predict the extent to which our business may be affected by future regulatory developments, we believe that our substantial experience in dealing with governmental regulatory requirements and restrictions throughout the world, our emphasis on efficient means of distribution and our ongoing development of new and technologically-advanced products should enable us to continue to compete effectively within this increasingly regulated environment.

Sales and Marketing

We have diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of our product offering and the quality of our salesforces collaborate to create synergies that we believe uniquely position us to continue to efficiently penetrate the musculoskeletal market. In the United States, our products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In an effort to ensure the continuity of our relationships with the independent third-party distributors who represent Biomet Orthopedics, we incurred $39 million in fiscal 2007, $18 million for the period from June 1, 2007 through July 11, 2007 and $31 million for the period from July 12, 2007 through May 31, 2008, which negatively affected our results of operations for these periods. A significant amount of these expenses that were incurred in fiscal 2008 were incurred prior to the end of the first quarter of fiscal 2008. In Europe, our products are promoted by sales representatives employed by subsidiaries, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, we maintain direct selling organizations in ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, our products are marketed by more than 3,000 sales representatives throughout the world.

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures declines during the summer months and the winter holiday season. Also, economic factors affect consumer spending on elective surgery.

Our customers are the hospitals, surgeons, other physicians and healthcare providers who use our products in the course of their practices. Our business is dependent upon the relationships maintained by our distributors and salespersons with these customers, as well as our ability to design and manufacture products that meet the physicians’ technical requirements at a competitive price.

We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2008, inventory of approximately $236 million was located with these distributors, salespersons and customers.

Competition

Our business is highly competitive. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. Major competitors in our four product categories are set forth below.

Reconstructive Products

Our orthopedic reconstructive products compete with those offered by DePuy Orthopaedics, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.) and Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.). Management believes these four companies, together with Biomet, have the predominant share of the global orthopedic reconstructive device market. We believe that our prices for orthopedic reconstructive products are competitive with those in the industry. We believe that our future success will depend upon, among other things, our service and responsiveness to our distributors and orthopedic specialists, the continued success of the clinical results of our products, and our ability to design and market innovative and technologically-advanced products that meet the needs of the market.

Our dental reconstructive devices compete in the areas of dental reconstructive implants and related products. The primary competitors in the dental implant market include Nobel Biocare AB, Straumann AG, Zimmer Dental Inc. (a division of Zimmer Holdings, Inc.) and Astra Tech (part of the AstraZeneca Group).

Fixation Devices

Our electrical stimulation devices primarily compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO Inc. (formerly ReAble Therapeutics, Inc.) and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.

Our external and internal fixation devices compete with other such devices primarily on the basis of price, ease of application and clinical results. The principal competitors in the external fixation market are Smith & Nephew plc, Stryker Trauma (a division of Stryker Corp.), Synthes, Inc. and Orthofix, Inc. (a subsidiary of Orthofix International N.V.). Our internal fixation product lines compete with those of Synthes, Inc., DePuy Orthopaedics, Inc. (a Johnson & Johnson company), Zimmer Trauma (a division of Zimmer Holdings, Inc.), Smith & Nephew plc and Stryker Trauma (a division of Stryker Corp.).

Spinal Products

Our spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. The principal competitors in this area are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a Johnson & Johnson company), Synthes, Inc., Stryker Spine (a division of Stryker Corp.), Zimmer Spine Inc. (a division of Zimmer Holdings, Inc.) and others.

Other Products

Our craniomaxillofacial fixation devices, specialty surgical instrumentation and neurosurgical cranial flap fixation devices compete with those offered by Synthes, Inc., Stryker Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc. and Codman (a Johnson & Johnson company).

Our arthroscopy products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Stryker Corp., Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson company), ArthroCare Corp., and Arthrex, Inc.

Our orthopedic support products consist primarily of back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces and ankle supports that compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO Inc. (formerly ReAble Therapeutics, Inc.) and Ossur. Competition in the bracing market is on the basis of product design, service and price.

Raw Materials and Supplies

The raw materials used in the manufacture of our orthopedic reconstructive products are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials. However, based on our current relationship with our suppliers, we do not anticipate a material shortage in the foreseeable future. Further, we believe that our inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of our operations are not materially dependent on raw material costs.

We purchase all components of our electrical stimulators from approximately 190 outside suppliers, approximately 15 of whom are the single source of supply for the particular product. In most cases, we believe that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before our orders could be filled.

Coral is the primary raw material utilized to manufacture certain of our Pro Osteon® products. The coral used in Pro Osteon® products is sourced from a variety of geographic locations. Our primary source of coral has historically been the tropical areas of the Pacific and Indian Oceans. Although we obtain our coral from a single source supplier, for which an alternate supplier has not been identified, we believe that we have an adequate supply of coral for the foreseeable future.

We purchase all materials to produce our dental products from approximately 95 suppliers, approximately 87 of whom are the single source of supply for the particular product. We believe that, in the event of a shortage, there are readily available alternative sources of supply for single-source products, and we maintain an inventory of materials sufficient to meet any short-term shortages of supply.

Employees

As of May 31, 2008, our domestic operations (including Puerto Rico) employed 4,177 persons, of whom 1,233 were engaged in production and 2,944 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 3,043 persons, of whom 779 were engaged in production and 2,264 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees is represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin and Dieburg, Germany; Valence, France; Swindon, United Kingdom; Sjöbo, Sweden; and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.

The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, China are growing and currently include 345 persons which are included in the numbers above.

Item 1A.	Risk Factors

The following factors, among others, could cause our future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition and results of operations. The risks identified in this section are not exhaustive. We operate in a dynamic and competitive environment. New risk factors affecting us emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business or results of operations in the future. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of the Company’s risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business

Our future results depend on the success of our principal product lines.

Sales of our reconstructive products accounted for approximately 74% of our net sales for the period July 12, 2007 to May 31, 2008; 72% for the period June 1, 2007 to July 11, 2007; approximately 71% of our net sales for fiscal 2007 and approximately 68% of our net sales for fiscal 2006. We expect sales of reconstructive products to continue to account for a significant portion of our aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect our business, results of operations and financial condition.

If we are unable to continue to develop and market new products and technologies in a timely manner, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.

The market for our products is highly competitive and dominated by a small number of large companies. We are regularly engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our growth rate. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals and clearances for future products could result in delayed realization of product revenues or in substantial additional costs which could have a material adverse effect on our business or results of operations. In addition, if our competitors’ new products and technologies reach the market before our products, they may gain a competitive advantage or render our products obsolete. See “Business—Competition” elsewhere in this annual report for more information about our competitors. The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, and manufacture and deliver products and instrumentation in sufficient volumes on time.

Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that we are able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

We and our customers are subject to substantial government regulation and compliance and any potential non-compliance with these regulations could have a material adverse effect on our business.

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation throughout the world and we do not anticipate this trend to dissipate in the near future.

In general, the development, testing, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, we are required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a myriad of complex laws governing Medicare and Medicaid reimbursement and health care fraud and abuse laws, with these laws and regulations being very complex and subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices. Governmental and regulatory actions against us can result in various actions that could adversely impact our operations, including:

•	the recall or seizure of products;

•	the suspension or revocation of the authority necessary for the production or sale of a product;

•	the suspension of shipments from particular manufacturing facilities;

•	the imposition of fines and penalties;

•	the delay of our ability to introduce new products into the market;

•

the exclusion of our products from being reimbursed by federal and state health care programs (such as Medicare, Medicaid, Veterans Administration health programs and Civilian Health and Medical Program Uniformed Service, or CHAMPUS); and

•	other civil or criminal sanctions against us.

Any of these actions, in combination or alone, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, results of operations and financial condition.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things: clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on our business, results of operations and financial condition.

As both the U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business will be harmed.

We, like other companies in the orthopedic industry, are involved in ongoing investigations by the U.S. Department of Justice, the results of which may adversely impact our business and results of operations.

In June 2006, we received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents for the period from January 2001 through June 2006 regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices. We are aware of similar subpoenas directed to other companies in the orthopedic industry. We have cooperated and intend to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the June 2006 subpoena was narrowed to a specific geographic region and specific product lines. It is our belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is our belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of our competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to us. Biomet, Inc., the independent distributor, nor the independent sales representative took any action in response to the e-mail, and we believe that no anticompetitive activity took place as a result of it. We require compliance by our employees and our independent distributors with our Code of Business Conduct and Ethics and with applicable antitrust laws. On March 26, 2008, we received a letter from a representative of the Department of Justice, Antitrust Division I, advising that the Department has closed its grand jury investigation of antitrust and related offenses in the orthopedic implants industry.

We have received complaints in class action lawsuits alleging violations of the Sherman Antitrust Act that raise the same antitrust issues as the U.S. Department of Justice investigation described above. The complaints also named various other companies in the orthopedic industry as defendants. These cases were consolidated under the caption In Re Orthopedic Implant Device Antitrust Litigation, Case No. 1:07-ml-9831-JDT-WTL with the United States District Court Southern District Indianapolis, Indiana Division, and on October 18, 2007 were voluntarily dismissed without prejudice.

In May 2007, we received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the EBI subsidiary for the period from January 1999 through the present. In June 2007, we received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. We understand that the Department of Justice is conducting a civil investigation of EBI’s sales and marketing practices relating to certain spinal products. We are fully cooperating with the request of the Department of Justice. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

From time to time, we have been, and may be in the future, the subject of additional investigations. If, as a result of these investigations, we are found to have violated one or more applicable laws, our business, results of operations and financial condition could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with the terms of the Deferred Prosecution Agreement or the Corporate Integrity Agreement we entered into in September 2007, our results of operation and financial condition could be materially and adversely affected.

As discussed in “—Legal Proceedings,” on September 27, 2007 we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concludes the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute. Through the agreement, the U.S. Attorney’s Office has agreed not to prosecute Biomet, Inc. and our wholly-owned subsidiary Biomet Orthopedics, Inc. in connection with this matter, provided that we satisfy our obligations under the agreement for 18 months subsequent to September 27, 2007. The agreement calls for the appointment of an independent monitor to review our compliance with the agreement, particularly in relation to our consulting agreements. Please see “Legal Proceedings” for certain regulatory and governmental investigations the outcomes of which could have a material adverse impact on our ability to comply with the terms of the Deferred Prosecution Agreement.

As part of the resolution of this matter, we entered into a $26.9 million settlement with the Department of Justice’s Civil Division and we also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG-HHS. The agreement requires us for 5 years subsequent to September 27, 2007 to continue to adhere to our Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

The Deferred Prosecution Agreement imposes a number of continuing obligations on us for the duration of the Deferred Prosecution Agreement, including the obligation not to engage in any criminal conduct, and contains provisions permitting the Department of Justice in certain circumstances in its discretion to pursue remedies against us if we have knowingly and willfully breached any material provisions of the Deferred Prosecution Agreement or engaged in criminal conduct relating to our compliance with health care laws subsequent to September 27, 2007, including excluding us from participation in federal healthcare programs and prosecution against us for violating the federal Anti-Kickback Statute, which would have a material adverse effect on our business results of operation and financial condition. Please see “Legal Proceedings” for certain ongoing regulatory and governmental investigations involving us.

Compliance with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement requires cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.

We are committed to continue to devote sufficient resources to meet our obligations under the Deferred Prosecution Agreement and Corporate Integrity Agreement. Compliance with these agreements requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.

The ongoing informal investigation by the United States Securities and Exchange Commission and the United States Department of Justice regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry could have a material adverse effect on our business, results of operations and financial condition.

On September 25, 2007, we received a letter from the SEC informing us that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. On November 9, 2007, we received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. We intend to fully cooperate with both requests and we are in the process of conducting our own review relating to these matters in certain countries in which we and our distributors conduct business and have met and expect to continue to meet with the SEC and the DOJ to update them on the status of our review.

We could be subject to further governmental investigations or actions by other third parties as a result of our recent settlement with the Department of Justice and OIG-HHS.

As discussed in “Business-Government Regulation”, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

As discussed in “—Legal Proceedings,” the SEC has commenced an informal investigation into sales by us and other companies of medical devices in foreign countries. In addition, we are in the process of conducting our own review relating to these matters and are also cooperating with the U.S. Department of Justice and one state attorney general. While we believe that the pending state investigation is not likely to have a material adverse effect on our business or financial condition additional claims or investigations by private plaintiffs or other states or governmental agencies are possible. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activity outside of the United States, which subjects us to additional business risks and may adversely affect our results due to increased costs.

During the period July 12, 2007 to May 31, 2008, the period June 1, 2007 to July 11, 2007, and fiscal 2007 and 2006, we derived approximately $883.1 million, or 41% of our net sales, $92.6 million, or 37% of our net sales, $800.9 million, or 38% of our net sales, and $700.6 million, or 35% of our net sales, respectively, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may adversely affect our results. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of our foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations. Our consolidated net sales were positively affected by approximately 4% during fiscal 2008 as a result of the impact of foreign currency translation. At the present time, we do not engage in hedging transactions related to net sales to protect against uncertainty in future exchange rates between any particular foreign currency and the U.S. dollar.

Any of these factors may, individually or as a group, have a material adverse effect on our business, results of operations and financial condition.

We conduct manufacturing operations outside of the United States and are in the process of transitioning certain manufacturing operations to China, which will expose us to additional business risks.

In addition to our principal executive offices, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada, Europe, Asia Pacific and Latin America.

We currently conduct operations in Jinhua, Zhejiang Province, China. Our future business strategy involves the operation of other manufacturing facilities in China. As a result of this initiative, we may be exposed to additional risks inherent in operating in an emerging market like China where we have not previously operated a manufacturing facility. In recent years the Chinese economy has undergone various developments, including beginning the transition from a more heavily government influenced-planned economy to a more market-oriented economy. Despite this transition, the Chinese government continues to own significant production assets and exercises significant control over economic growth. Our international operations, including our planned expansion in China, may be subject to greater or new political, legal and economic risks than those faced by our operations in the United States, including such risks as those arising from:

•

unexpected changes in foreign or domestic legal, regulatory or governmental requirements or approvals, such as those related to taxation, lending, import and tariffs, environmental regulations, land use rights, intellectual property and other matters;

•	unexpected increases in taxes, tariffs and other assessments;

•	diminished protection of intellectual property;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal and labor regulations;

•	political and economic instability; and

•	operating in a market with a less developed supply chain, transportation and distribution infrastructure.

Due to these inherent risks, there can be no assurance that we will achieve any anticipated benefits from transitioning manufacturing operations to China and any of these factors may, individually or as a group, have a material adverse effect on our business, results of operations and financial condition.

Our business and financial performance may be adversely affected by our inability to effectively implement restructuring and cost saving initiatives.

Following consummation of the Merger, we commenced plans for a global cost savings program targeting pre-tax savings of $65 million on an annualized basis. The program includes the transition of certain manufacturing operations to China, the restructuring of our domestic and international corporate structure and improvements to operating processes (including manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses). Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

•	contemplated costs to effect these initiatives may exceed estimates;

•

initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings;

•

initiatives will also require close coordination with customers with respect to the transfer of existing business to other company locations, and certain business may not ultimately be retained as a result of the possible transition of certain operations;

•	management changes at various strategic business units, including Biomet Trauma and Biomet Spine, may be unsuccessful in improving or stabilizing our business at those strategic business units;

•	the loss of skilled employees in connection with the initiatives; and

•	projected savings contemplated under this program may fall short of targets.

While we have begun and expect to continue to implement, these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other restructuring and cost saving initiatives. If we are unable to realize these anticipated cost reductions, our business may be adversely affected. Moreover, our continued implementation of restructuring and cost saving initiatives integration may have a material adverse effect on our business, results of operations and financial condition.

Our business may be harmed as a result of litigation.

Our involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, we have received product liability claims relating to our products and anticipate that we will continue to receive claims in the future, some of which could have a material adverse impact on our business. In addition, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage limits, our business could suffer and our results could be materially adversely impacted.

In addition, the musculoskeletal products industry is highly litigious with respect to the enforcement of patents and other intellectual property rights. In some cases, intellectual property litigation may be used to gain a competitive advantage. We have in the past and may in the future become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could put pressure on our financial resources and divert the time, energy and efforts of our management.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and results of operation, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues.

The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to fulfill or otherwise resolve our existing royalty and other payment obligations to consulting surgeons and institutions, our ability to maintain our existing intellectual property rights and obtain future rights may be impaired.

We are reviewing agreements we have entered into with consulting surgeons and institutions and assessing whether we continue those agreements in light of our obligations under the Deferred Prosecution Agreement. If we are not able to continue these agreements, our ability to use the intellectual property covered by those agreements may be adversely affected. In addition, our ability to enter into new agreements with consulting surgeons or institutions for the future development of intellectual property rights may be adversely affected.

Sales may decline if our customers do not receive adequate levels of reimbursement from third-party payors for our products and if certain types of healthcare programs are adopted in our key markets.

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, we may be unable to sell certain products on a profitable basis, thereby materially adversely impacting our results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products.

In addition, some healthcare providers in the United States have adopted, or are considering the adoption of, a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers in a managed care system may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. In response to these and other pricing pressures, our competitors may lower the prices for their products. We may not be able to match the prices offered by our competitors, thereby adversely impacting our results of operations and future prospects. Further, in the event that the United States considers the adoption of a national healthcare system in which prices are controlled and patient care is managed by the government, such regulation could have a material adverse effect on our business, results of operations and financial condition.

Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which our products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

Our management has identified a material weakness in our internal controls over financial reporting and has concluded that our internal controls over financial reporting was ineffective as of May 31, 2008.

We are required to assess the effectiveness of our internal controls over financial reporting on an annual basis and to include in our annual report on Form 10-K management’s report on that assessment. If there are any material weaknesses in internal control over financial reporting that are identified, then our management is not permitted to conclude in its report that our internal control over financial reporting is effective. This assessment resulted in the identification of a material weakness in our internal controls over financial reporting. Consequently, our management has concluded that our internal controls over financial reporting were not effective as of May 31, 2008. We have identified a material weakness related to multiple control deficiencies in the order to cash process in both the design and operation of controls at one of our subsidiaries, BTBS. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management is in the process of developing remediation steps to correct the material weakness that was identified. We cannot be certain our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. Our inability to remedy the identified material weakness or any additional deficiencies or material weaknesses could, among other things, cause accounting errors or other inaccuracies in our financial statements or could cause us to fail to file our periodic reports with the SEC in a timely manner or require us to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

We are subject to cost-containment efforts of group purchasing organizations, which may have a material adverse effect on our results of operations and financial condition.

Many customers of our products have joined group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, results of operations and financial condition.

Loss of our key management and other personnel, or an inability to attract such management and other personnel, could impact our business.

We depend on our senior managers and other key personnel to run our business and on technical experts to develop new products and technologies. The loss of any of these senior managers or other key personnel could adversely affect our operations. Competition for qualified employees is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the management, operation and expansion of our business could hinder our ability to expand, conduct research and development activities successfully and develop marketable products.

Increased costs of retaining existing independent sales agents of our products have negatively affected our results of operations and if we fail to retain our existing relationships with these independent sales agents or establish relationships with different agents, our results of operations may be negatively impacted.

Our revenues and results of operations depend largely on the ability of independent sales agents to sell our products to customers. Typically, these agents have developed long-standing relationships with our customers and provide our customers with the necessary training and product support relating to our products. The average tenure of our independent sales agents within our subsidiary Biomet Orthopedics, LLC, or Biomet Orthopedics, is nine years.

Following the announcement of the Merger Agreement, in an attempt to exploit the uncertainty related to the pending transaction, one of our direct competitors approached the independent sales agents we work with and offered them incentives to discontinue their existing relationships with us. In an effort to ensure the continuity of our relationships with the independent third-party distributors who represent Biomet Orthopedics, we incurred $39 million in fiscal 2007, $18 million for the period from June 1, 2007 to July 11, 2007 and $82 million for the period from July 12, 2007 to May 31, 2008, of compensation related pay-outs, which negatively affected our results of operations for these periods. A significant amount of these expenses that were incurred in fiscal 2008 were incurred prior to the end of the first quarter of fiscal 2008. In addition, we and Biomet Orthopedics recently initiated legal proceedings in Marion County, Indiana against a direct competitor and certain former independent sales agents related to the foregoing. See “Legal Proceedings” elsewhere in this annual report. If we fail to retain our existing relationships with these agents or establish relationships with different agents, our results of operations may be negatively impacted.

A natural or man-made disaster could have a material adverse effect on our business.

We have approximately 21 manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on our business, results of operations and financial condition.

Any expansion or acquisition may prove risky for us.

We may, from time to time, consider and take advantage of selected opportunities to grow by acquiring businesses whose operations or product lines fit well within our existing businesses or whose geographic location or market position would enable us to expand into new markets. Our ability to implement this expansion strategy will, however, depend on whether any suitable businesses are available at suitable valuations, how much money we can spend and maintaining our customer base. Any acquisition that we make could be subject to a number of risks, including, failing to discover liabilities of the acquired company for which we may be responsible as a Successor owner or operator despite any investigation we may make before the acquisition, our ability to assimilate the operations and personnel of the acquired company, the loss of key personnel in the acquired company and any impact on our financial statements from the amortization of acquired intangible assets or the creation of reserves or write-downs. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, results of operations and financial condition. In addition, if we incur additional indebtedness to finance these acquisitions, the related risks we face from our already substantial level of indebtedness could intensify.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under our existing indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We are highly leveraged. As of May 31, 2008, we had total indebtedness of approximately $6,300.8 million. The following chart shows our level of indebtedness as of May 31, 2008:

($ in millions)
European facilities	$46.6
Senior secured term loan facilities	3,683.5
Senior secured cash flow revolving credit facility	—
Senior secured asset-based revolving credit facility	—
Senior cash pay notes	775.0
Senior toggle notes	775.0
Senior subordinated notes	1,015.0
Premium on debt	5.7

Total	$6,300.8

After the Transactions, our interest expense, net for the period July 12, 2007 to May 31, 2008 was $516.3 million. As of May 31, 2008, we had outstanding approximately $3,683.5 million in aggregate principal amount of indebtedness under our senior secured credit facilities that bear interest at a floating rate. We have entered into a series of interest rate swap agreements to fix the interest rates on approximately 78% of the borrowings under our senior secured credit facilities. See “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” An increase of 0.125% in these floating rates would increase our annual interest expense on the borrowings that are not subject to the interest rate swap agreements by approximately $2.0 million.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our creditors, including our noteholders. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our noteholders’ rights to receive payments under the notes if secured creditors have not been paid;

•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•

prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures governing the notes.

Restrictions imposed by the indentures governing the notes, our senior secured credit facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our senior secured credit facilities and the indentures governing the notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our and our restricted subsidiaries’ ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;

•	create liens; and

•	enter into sale and lease-back transactions.

In addition, although the agreements governing our senior secured credit facilities and the indentures governing the notes do not require us to comply with any financial ratio maintenance covenants, if less than $35 million (plus 10% of any increased commitments thereunder) were available under our senior secured asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts under our senior secured asset-based revolving credit facility unless we maintain a certain pro forma ratio of (a) Consolidated EBITDA minus Capital Expenditures minus Cash Taxes to (b) Consolidated Fixed Charges (as such terms are defined in our senior secured asset-based revolving credit facility). In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured credit facilities. As of May 31, 2008:

•	we have an additional approximately $400 million of borrowing capacity under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior indebtedness;

•

we and the guarantors have the option to increase the asset-based revolving credit facility commitments under our senior secured asset-based revolving credit facility by up to $100 million, which, if borrowed, would be senior secured indebtedness; and

•	we and the guarantors have $111 million available for borrowing under our European line of credit

In addition, under the senior toggle notes, we have the option to elect to pay PIK interest for five years after September 25, 2007 for any interest period. In the event we make a PIK interest election in each period in which we are entitled to make such an election, our debt will increase by the amount of such interest.

We, including our subsidiaries, will have the ability to incur substantially more indebtedness, including senior secured indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $750 million which is available to us for borrowing under the revolving credit facilities, we have the option to increase the amount available under the term loan and revolving credit facilities by an amount which would cause our senior secured leverage ratio, as defined in our credit agreements, to be no higher than 4.5 to 1. As of May 31, 2008, that amount was approximately $300 million. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our noteholders’ right to receive payments on each series of notes is effectively junior to the right of lenders who have a security interest in our assets to the extent of the value of those assets.

Our obligations under the notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of substantially all of our wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indentures governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in the guarantors, it is possible that there would be no assets remaining from which claims of holders of the notes could be satisfied or, if any assets remained, they might be insufficient to satisfy their claims in full. See “Description of Other Indebtedness.”

As of May 31, 2008, we had:

•	an additional approximately $400 million of borrowing capacity under our senior secured cash flow revolving facility, which, if borrowed, would be senior secured indebtedness;

•

an additional $350 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

•

the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior secured indebtedness; and

•

the option to increase the senior secured asset-based revolving credit facility commitments under our senior secured asset-based revolving credit facility by up to $100 million, which, if borrowed, would be senior secured indebtedness.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Claims of noteholders will be structurally subordinated to claims of creditors of all our non-U.S. subsidiaries and some of our U.S. subsidiaries because they will not guarantee the notes.

The notes are not guaranteed by any of our non-U.S. subsidiaries or any of our less than wholly-owned U.S. subsidiaries. Accordingly, claims of holders of the notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

For the year ended May 31, 2007 and for the periods from June 1, 2007 through July 11, 2007 and from July 12, 2007 through May 31, 2008, our non-guarantor subsidiaries accounted for approximately $780 million, or 37% of our consolidated net sales, $83 million, or 33% of our consolidated net sales, and $500 million, or 23% of our consolidated net sales, for such periods, respectively. As of May 31, 2008, our non-guarantor subsidiaries accounted for approximately $4,242 million, or 35%, of our consolidated long-term assets. All amounts are presented after giving effect to intercompany eliminations.

The lenders under our senior secured cash flow facilities will have the discretion to release any guarantors under these facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the notes.

While any obligations under our senior secured cash flow facilities remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indentures governing the notes, at the discretion of lenders under our senior secured cash flow facilities, if the related guarantor is no longer a guarantor of obligations under our senior secured cash flow facilities or any other indebtedness. The lenders under our senior secured cash flow facilities will have the discretion to release the guarantees under our senior secured cash flow facilities in a variety of circumstances. Noteholders will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Our noteholders’ right to receive payments on the senior subordinated notes is junior to the rights of the lenders under our senior secured credit facilities and all of our other senior debt (including the senior notes) and any of our future senior indebtedness.

The senior subordinated notes are general unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior indebtedness. As of May 31, 2008, we had:

•

approximately $5,283 million of senior indebtedness outstanding (including $1,550 million in aggregate principal amount of the senior notes and $3,733 million of borrowings under our senior secured credit facilities);

•	an additional approximately $326 million of borrowing capacity under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior indebtedness;

•

an additional $350 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior indebtedness;

•

the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior indebtedness;

•

the option to increase the asset-based revolving credit facility commitments under our senior secured asset-based revolving credit facility by up to $100 million, which, if borrowed would be senior indebtedness; and

•	an additional $111 million available for borrowing under our European line of credit, which, if borrowed, would be senior indebtedness.

In addition, under the senior toggle notes, we will have the option to elect to pay PIK interest for five years after the closing date for any interest period other than the initial interest period. In the event we make a PIK interest election in this period in which we are entitled to make such an election, our debt will increase by the amount of such interest and such additional debt would be senior indebtedness.

We may not pay principal, premium, if any, interest or other amounts on account of the senior subordinated notes in the event of a payment default or certain other defaults in respect of certain of our senior indebtedness, including the senior notes and borrowings under our senior secured credit facilities, unless the senior indebtedness has been paid in full or the default has been cured or waived. In addition, in the event of certain other defaults with respect to certain of our senior indebtedness, we may not be permitted to pay any amount on account of the senior subordinated notes for a designated period of time.

Because of the subordination provisions in the senior subordinated notes, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the senior subordinated notes until we have made all payments in cash on our senior indebtedness. Sufficient assets may not remain after all these payments have been made to make any payments on the senior subordinated notes, including payments of principal or interest when due.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants in the instruments governing our indebtedness (including covenants in our senior secured credit facilities and the indentures governing the notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit facilities and the indentures governing the notes. In the event of such default:

•

the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets;

•	we could be forced into bankruptcy or liquidation; and

•	the subordination provisions in the senior subordinated notes may prevent us from paying any obligation with respect to such notes.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest, if any. The source of funds for any such purchase of the notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit facilities from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our senior secured credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indentures governing the notes and a cross default under our senior secured credit facilities. Our senior secured credit facilities also provide that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

The trading price for the notes is directly affected by many factors, including our credit rating.

Credit rating agencies regularly revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Any such fluctuation may impact the trading price of the notes. In addition, developments in our business and operations could lead to a ratings downgrade which could adversely affect the trading price of the notes, or the trading market for the notes, to the extent a trading market for the notes exists.

Federal and state fraudulent transfer laws may permit a court to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees and require noteholders to return payments received. If this occurs, you may not receive any payments on the notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the notes and the incurrence of any guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the guarantees;

•	the issuance of the notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay such debts as they mature; or

•

we or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the notes or the applicable guarantee. As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

If a court were to find that the issuance of the notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, noteholders may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

Although each guarantee entered into by a guarantor contains a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.

We are indirectly controlled by the Sponsors, and the Sponsors’ interests as equity holders may conflict with the interest of the holders of the notes.

We are a subsidiary of Parent and the Sponsors have the ability to control our policies and operations. The interests of the Sponsors may not in all cases be aligned with the interests of the holders of the notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors might conflict with these interests. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our creditors, including our noteholders. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with us. The Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsors following the Transactions, see “Certain Relationships and Related Party Transactions.”

Noteholders will be required to pay U.S. federal income tax on the senior toggle notes even if we do not pay cash interest.

None of the interest payments on the senior toggle notes will be qualified stated interest for U.S. federal income tax purposes, even if we never exercise the option to pay PIK interest, because the senior toggle notes provide us with the option to pay cash interest or PIK interest for any interest payment period after the initial interest payment and prior to October 15, 2012. Consequently, the senior toggle notes will be treated as issued with original issue discount for U.S. federal income tax purposes, and U.S. holders will be required to include the original issue discount in gross income on a constant yield to maturity basis, regardless of whether interest is paid currently in cash. See “Certain Material United States Federal Income Tax Considerations.”

Risks Relating to the Stock Options Investigation

Our review of historical stock option granting practices and restatement of consolidated financial statements may result in future litigation or regulatory inquiries, which could harm our financial results.

On December 18, 2006 and March 30, 2007, we announced preliminary and updated reports from the Special Committee following the publication of an analyst report suggesting that certain historical stock option grants took place on dates when our stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of options. Based upon the analysis of these reports and relevant accounting literature, including Staff Accounting Bulletin, or SAB, No. 99, our Audit Committee determined on March 30, 2007 that we should amend our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of the consolidated financial statements reflected therein (fiscal 2004, 2005 and 2006 and periods ended August 31, 2005 and 2006) and related disclosures reflected therein.

On May 25, 2007, our Board of Directors received and discussed the updated findings contained in the Special Committee’s final report, which concluded that:

•

our written stock option plans were treated by our management, and our Compensation Committee, as formalities concerning the manner in which individual stock option grants were to be approved, resulting in a failure to abide by the terms of the plans;

•

we failed to receive appropriate legal or accounting advice from our former general counsel and the chief financial officer related to our stock option program and, as a result, relevant legal and accounting rules were not followed;

•	we failed to put in place and implement internal controls to manage our stock option program, including failing to devote sufficient resources to the administration of our stock option program;

•	we failed to prepare and maintain appropriate books and records documenting the administration of our stock option program, specifically with regard to the approval of individual stock option grants;

•	most options issued by us were dated on dates other than the date of grant of those options, as that date was defined by the stock option plans;

•	we engaged in purposeful “opportunistic” dating (and, therefore, pricing) of options; and

•	as a result of these deficiencies, certain of our proxy statements were inaccurate.

Our review of historical stock option granting practices has required us to incur additional expenses for legal, accounting, tax and other professional services, and could in the future adversely affect our business, results of operations, financial condition and cash flows, including by virtue of exposing us to greater risks associated with litigation, regulatory and other governmental proceedings. We have also incurred expenses in connection with certain corrective actions approved by our Compensation Committee with respect to misdated or mispriced options, including (a) payments to compensate certain former holders of options whose option exercise prices we increased to the fair market value of the shares underlying such options on the “measurement date” (as that term is defined in SFAS No. 123(R)) for the options and (b) payments to the Internal Revenue Service, or IRS, on behalf of certain option holders (and reimbursement of one of our executive officers) to cover taxes and penalties payable by such individuals as a result of their exercise of misdated or mispriced options prior to the date we amended such options to bring them into compliance with (and thereby avoid the taxes and penalties imposed under) section 409A of the Internal Revenue Code of 1986, as amended, or the Code, as well as gross-up payments to such individuals for any taxes they incur as a result of such payments. In connection with the closing of the Offer, all outstanding options to purchase Shares under our stock plans, vested or unvested, were cancelled and each option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each Share subject to an option, less any required withholding taxes. While we believe that we have made appropriate judgments in determining the correct measurement dates for the approximately 17,000 stock option awards in question, the SEC or other governmental agencies may disagree with the manner in which we have accounted for and reported, or not reported, the financial and other impacts of past stock option grant measurement date errors, and there is a risk that any such inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated by us. Any such circumstance could also lead to future delays in filing our subsequent SEC reports. We cannot assure you that any future litigation or regulatory action will result in the same conclusions as those reached by the Special Committee. The conduct and resolution of these matters may be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages, penalties or additional taxes or have other remedies imposed upon us, which could harm our business, results of operations, financial condition and cash flows.

We have been named as a party to a number of shareholder derivative lawsuits relating to our historical stock option grant practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our results of operations and financial condition.

On September 21, 2006, two shareholder-derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option awards by Biomet dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the Company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiffs had standing to sue. On February 5, 2008, the court dismissed the case for lack of standing, and plaintiffs’ motion for leave to amend was denied. Plaintiffs have appealed the dismissal of the case to the Indiana Court of Appeals.

On December 11, 2006, a third shareholder-derivative complaint captioned International Brotherhood of Electrical Workers (IBEW) Local 98 Pension Fund v. Hann, et al. , No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 11, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 Form 8-K filing and press release regarding the Company’s historical stock option granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiff had standing to sue. On June 10, 2008, the motion to dismiss was granted without leave to amend due to plaintiff’s lack of standing. Plaintiffs have not filed an appeal.

Pursuant to Indiana law and provisions of the Company’s Article of Incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits.

On May 25, 2007, the Board of Directors received and discussed an updated report from its Special Committee, which concluded that pursuing these shareholder-derivative lawsuits was not in our best interests. Under Indiana law, the Special Committee’s determination may be binding on the pending shareholder- derivative lawsuits and result in dismissal of these lawsuits.

We cannot predict the outcome of these current lawsuits, nor can we predict the amount of time and expense that will be required to resolve them. There may also be additional lawsuits of this nature filed in the future. Defending the current lawsuits and any additional shareholder derivative lawsuits may become time consuming and expensive, and an unfavorable outcome in any of these cases could have a material adverse effect on our business, results of operations and financial condition.

In addition, the issues arising from our previous retroactive pricing of options may make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which could have an adverse effect on our financial results and cash flows. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. Consequently, we may have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.

Risks Relating to the Merger

We are subject to litigation related to the Merger.

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The Long action names as defendants each member of our Board of Directors at the time, Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P., and TPG Partners V, L.P. In March 2007, the defendants filed motions to dismiss the plaintiff’s complaint. On January 2, 2007, a purported class-action lawsuit captioned Gervasio v. Biomet, Inc., et al. , was filed in Supreme Court for the State of New York, New York County. The Gervasio complaint named as defendants the Company, each member of our Board of Directors at the time, The Blackstone Group L.P. and Kohlberg Kravis Roberts & Co. The Gervasio complaint also purported to name as defendants Goldman Sachs Capital Partners and Texas Pacific Group, neither of which is a legally existing entity. On March 26, 2007, the court granted defendants’ motion to dismiss the Gervasio action. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio. A third purported class-action lawsuit captioned Corry v. Biomet, Inc., et al. , was filed in New York state court in the County of New York on January 9, 2007, and was voluntarily discontinued on February 14, 2007. On May 31, 2007, we entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of our shareholders following the announcement of the proposed Merger. The parties to the memorandum of understanding executed a definitive settlement agreement dated as of April 17, 2008, subject to court approval. On April 25, 2008, the parties moved the Indiana State court in the County of Kosciusko for approval of the settlement. On August 6, 2008, the Court gave final approval to the settlement and dismissed the litigation with prejudice.

Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation could harm our ability to compete in the marketplace.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our Facilities

Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of June 30, 2008:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, LLC	Warsaw, Indiana	538,199	Owned

Administrative, manufacturing and distribution facility of EBI, LLC and administrative offices of Electro-Biology, LLC	(1) Parsippany, New Jersey	73,450	Owned
	(2) Parsippany, New Jersey	213,750	Owned

Manufacturing facility of EBI, LLC	Marlow, Oklahoma	51,500	Owned

Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility of Biomet 3i, LLC	(1) Palm Beach Gardens, Florida	117,000	Owned
	(2) Palm Beach Gardens, Florida (a)	69,000	Owned

Office and manufacturing facilities of Biomet Sports Medicine, LLC	(1) Ontario, California	35,400	Owned
	(2) Redding, California	14,400	Leased

Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned

Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and distribution facilities of Interpore Spine Ltd.	(1) Irvine, California	36,800	Leased
	(2) Irvine, California	2,700	Leased

Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned

Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned

Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland BV, Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,700	Owned

Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned

Office, manufacturing and warehouse facilities of Biomet Cementing Technologies AB	Sjöbo, Sweden	24,200	Owned

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales	111,956	Owned
	(2) Swindon, England	54,800	Owned

Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China (b)	39,287	Leased

(a)	Includes 23,000 square feet of space in this facility that is leased to other parties.
(b)	In addition, we own two parcels of land suitable for building manufacturing facilities in Jinhua and Changzhou, China and our future business strategy may involve the operation of other manufacturing facilities in China.

Item 3.	Legal Proceedings.

U.S Department of Justice Consulting Agreement Investigation

On September 27, 2007, the Company entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concludes the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute.

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement calls for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements. The Company simultaneously entered into a settlement with the Department of Justice’s Civil Division pursuant to which it paid $26.9 million.

As part of the resolution of this matter, the Company also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for 5 years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conducts and Ethics and certain other provisions, including reporting requirements.

U.S. Department of Justice EBI Products Investigation and Related Litigation

In May 2007, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the Company’s EBI subsidiary for the period from January 1999 through the date of this filing. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company understands that the Department of Justice is conducting a civil investigation of EBI’s sales and marketing practices relating to certain spinal products. The Company is fully cooperating with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

U.S. Department of Justice Antitrust and Related Litigation

In June 2006, we received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents for the period from January 2001 through June 2006 regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices. We are aware of similar subpoenas directed to other companies in the orthopedic industry. We have cooperated and intend to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the June 2006 subpoena was narrowed to a specific geographic region and specific product lines. It is our belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is our belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of our competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to us. Biomet, Inc., the independent distributor, nor the independent sales representative took any action in response to the e-mail, and we believe that no anticompetitive activity took place as a result of it. We require compliance by our employees and our independent distributors with our Code of Business Conduct and Ethics and with applicable antitrust laws. On March 26, 2008, we received a letter from a representative of the Department of Justice, Antitrust Division I advising that the Department has closed its grand jury investigation of antitrust and related offenses in the orthopedic implants industry.

We have received complaints in class action lawsuits alleging violations of the Sherman Antitrust Act that raise the same antitrust issues as the U.S. Department of Justice investigation described above. The complaints also named various other companies in the orthopedic industry as defendants. These cases were consolidated under the caption In Re Orthopedic Implant Device Antitrust Litigation, Case No. 1:07-ml-9831-JDT-WTL with the United States District Court Southern District Indianapolis, Indiana Division, and on October 18, 2007 were voluntarily dismissed without prejudice.

Litigation Relating to Past Stock Option Grant Practices

On September 21, 2006, two shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al. , and Thorson v. Hann, et al. , alleged violations of state law relating to the issuance of certain stock option awards by Biomet dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation , and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the Company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiffs had standing to sue. On February 5, 2008, the court dismissed the case for lack of standing, and plaintiffs’ motion for leave to amend was denied. Plaintiffs have appealed the dismissal of the case to the Indiana Court of Appeals.

On December 11, 2006, a third shareholder derivative complaint captioned International Brotherhood of Electrical Workers (IBEW) Local 98 Pension Fund v. Hann, et al. , No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 11, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 Form 8-K filing and press release regarding the Company’s historical stock options granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiff had standing to sue. On June 10, 2008, the motion to dismiss was granted without leave to amend due to plaintiff’s lack of standing. Plaintiffs have not filed an appeal. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Litigation Relating to the Merger

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The lawsuit names as defendants each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., and Blackstone Capital Partners V L.P., KKR 2006 Fund L.P., Goldman Sachs Investments Ltd. and TPG Partners V, L.P. The complaint alleges, among other things, that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to the Company’s shareholders by its directors in connection with the Company’s entry into the Merger Agreement. Among the purported fiduciary breaches alleged in the complaint is that the Company’s director defendants “knew that the only way they could escape liability for their stock option granting improprieties would be to sell the Company, thus eliminating their liability.” The complaint seeks, among other relief, class certification of the lawsuit, a declaration that the Merger Agreement was entered into in breach of the fiduciary duties of the defendants, an injunction preventing the defendants from proceeding with the Merger unless and until the defendants implement procedures to obtain the highest possible sale price, an order directing the defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s shareholders until the process for a sale of Biomet is completed and the highest price is obtained, an order directing the defendants to exercise their fiduciary duty to disclose all material information in their possession concerning the Merger prior to the shareholder vote, including fiscal 2007 second quarter financial results, imposition of a constructive trust upon any benefits improperly received by the defendants, an award of attorneys’ fees and expenses, and such other relief as the court might find just and proper. On March 29 and 30, 2007, the defendants filed motions to dismiss the plaintiffs’ complaint.

On January 2, 2007, a purported class action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in the Supreme Court for the State of New York, New York County. A virtually identical action was filed on January 9, 2007, captioned Corry v. Biomet, Inc., et al., in the same court. Both of these lawsuits named as defendants Biomet, Inc., each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., The Blackstone Group L.P., Kohlberg Kravis Roberts & Co., Goldman Sachs Capital Partners and Texas Pacific Group. The lawsuits made essentially the same claims and sought the same relief as in the Long action described above. On January 29, 2007, defendants filed a joint motion to dismiss Gervasio. On February 14, 2007, the plaintiff in Corry voluntarily discontinued his lawsuit and informed defendants that he intended to intervene in Gervasio. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio.

Pursuant to Indiana law and provisions of the Company’s Articles of Incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits, with the exception of Dane Miller, Ph.D., whose status as a defendant does not arise from his status as a former director or officer.

Each of Biomet and the other defendants denies all of the allegations in these lawsuits, including any allegation that its disclosures with regard to the pending Merger were false, misleading or incomplete in any way. Nevertheless, without admitting any liability or wrongdoing, the Company and other defendants in these cases have agreed in principle to settle them in order to avoid the potential cost and distraction of continued litigation and, at the time of the agreement in principle, to eliminate any risk of any delay to the closing of the Merger posed by these lawsuits.

On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of the Company’s shareholders following the announcement of the proposed Merger. The parties to the memorandum of understanding executed a definitive settlement agreement dated as of April 17, 2008.

Pursuant to the terms of the settlement, the Company agreed to make available meaningful additional information, including financial information, to its shareholders. Such additional information was contained in the Current Report on Form 8-K filed on May 31, 2007. In addition, the Sponsors have agreed to cause Biomet

(or the Company’s Successors) to pay the legal fees and expenses of plaintiffs’ counsel, in an amount of $0.6 million in the aggregate of the settlement, subject to approval by the court and other conditions. On April 25, 2008, the parties moved the Indiana State court in the County of Kosciusko for approval of the settlement. The settlement was entered into on April 17, 2008, and preliminary approval was granted by the court on May 12, 2008. Final approval was given by the Court on August 6, 2008, and the lawsuits were dismissed with prejudice.

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, the Company received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. The Company intends to fully cooperate with both requests and the Company is in the process of conducting its own review relating to these matters in certain countries in which the Company and its distributors conduct business.

Massachusetts AG

The Company received a Civil Investigative Demand (“CID”) issued by the Commonwealth of Massachusetts Office of the Attorney General (“Massachusetts AG”) on or about November 19, 2007. The CID requested documents for the period November 1, 2003 to the present concerning certain physicians and provider groups, including, among other things, documents concerning any contracts or agreements with, and any payments made to, those physicians or provider groups. The Company has produced documents in response to the CID, and intends to continue to cooperate with the Massachusetts AG. It is not possible at this time to predict the likely outcome of this inquiry or its financial impact should the outcome be adverse to the Company.

Other Matters

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as Medtronic) brought an action against EBI and the Company alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. In Fall 2007, Medtronic included similar instruments used with EBI’s Biomet® Omega21™, Polaris™, and Synergy™ Spinal Fixation Systems as accused products. Medtronic’s complaint does not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of non-infringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. Discovery on the litigation continues. The Company is vigorously defending this matter and intends to continue to do so.

The Company and Biomet Orthopedics initiated legal proceedings on July 17, 2007 against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and refiled in Hamilton County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate the Company’s confidential information, to interfere with the Company’s contractual relations with distributors and to attempt to buy the assets of most of the Company’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to Biomet. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with Biomet, and although no amount of money damages can completely compensate Biomet for the losses the Company has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with the Company’s sales force. To the extent the Company sustained damages as a result of the Company’s former distributors agreeing to purportedly sell their assets to Zimmer, the Company is seeking to recover lost profits and other damages as well. In addition, the Company is seeking to recover punitive damages from the defendants. On November 9, 2007, defendants filed a motion to dismiss the Company’s complaint. On March 27, 2008, the court denied the motion in its entirety.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to Biomet under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007, a temporary restraining order was entered against this former distributor which subsequently lapsed ten days later. Prior to the filing of the suit described above, this former distributor sued one of his former employees who decided to continue to represent the Company’s products in the future as he has for nearly ten years. The suit brought against this employee by the Company’s former distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet products the former employee sold while employed by the Company’s former distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages. In addition, on or about July 3, 2008, Zimmer U.S., Inc. and one of its distributors filed a five count complaint in Tennessee federal court against this same former employee seeking, among other things, injunctive relief, monetary damages, and punitive damages for alleged breach of contract, conspiracy, and other causes of action.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits. Plaintiffs have dismissed or have agreed to dismiss their claims against EBI in 11 cases, leaving EBI as a party in 27 pending lawsuits, all of which relate to EBI’s Ionic Spine Spacer System and its implanted bone stimulator devices, the SpF and OsteoGen. Plaintiffs allege that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also allege that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs seek to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed bankruptcy.

In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In April, May and June of 2008, the hospital and its upstream affiliates and David McNair entered into a confidential settlement of all claims with all but one of the plaintiffs. EBI, Wright Medical Corporation, Wright Medical’s distributor’s employee, Robert Edwards, and Dr. King remain as defendants in the litigation.

The Putnam County Circuit Court revised its case management order with respect to the remaining lawsuits on July 2, 2008 and scheduled a consolidated trial of six plaintiffs for June 1, 2009. The Company is vigorously defending these matters and intends to continue to do so.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole. See “Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

Since August 20, 2005, the following securities have been issued and sold by the registrant without registration under the Securities Act:

On September 25, 2007, the registrant issued and sold $718,758,000 aggregate principal amount of senior cash pay notes, $688,758,000 aggregate principal amount of senior toggle notes and $940,698,000 aggregate principal amount of senior subordinated notes to Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Sterns & Co. Inc. (the Initial Purchasers) for aggregate consideration of $2,287,156,905, representing an aggregate underwriting discount of $61,057,095 from the aggregate offering price of $2,348,214,000 at which the Initial Purchasers subsequently resold the notes to investors. The issuance to the Initial Purchasers was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The Initial Purchasers resold the notes (i) to qualified institutional buyers in compliance with Rule 144A under the Securities Act and (ii) outside the United States to non-U.S. persons in offshore transactions in compliance with Regulation S under the Securities Act. On September 25, 2007, Merger Sub merged into Biomet, Inc. with Biomet, Inc. being the survivor.

On October 16, 2007, the registrant issued and sold $56,242,000 aggregate principal amount of senior cash pay notes, $86,242,000 aggregate principal amount of senior toggle notes and $74,302,000 aggregate principal amount of senior subordinated notes to the Initial Purchasers for aggregate consideration of $220,394,593.79, representing an aggregate underwriting discount of $3,844,018.75 from the aggregate offering price of $222,884,730 (plus $1,353,882.54 in accrued interest from September 25, 2007 to October 16, 2007) at which the Initial Purchasers subsequently resold the notes to investors. The sale to the Initial Purchasers was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The Initial Purchasers resold the notes (i) to qualified institutional buyers in compliance with Rule 144A under the Securities Act and (ii) outside the United States to non-U.S. persons in offshore transactions in compliance with Regulation S under the Securities Act.

Holders

As of May 1, 2008, there was one holder of our common stock, LVB Acquisition, Inc. and 249 holders of LVB Acquisition, Inc.’s common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of LVB Acquisition, Inc.’s common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our credit facilities and the indentures governing our notes. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our authorized shares under our management equity plan.

Item 6.	Selected Financial Data.

Statement of Operations Data

Periods July 12, 2007 to May 31, 2008, June 1, 2007 to July 11, 2007, and Fiscal Years Ended 2007, 2006, 2005 and 2004

(in millions)	July 12, 2007 to May 31, 2008 (Successor)(2)	June 1, 2007 to July 11, 2007 (Predecessor)(2)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)	2004 (Predecessor)
Net sales	$2,134.5	$248.8	$2,107.4	$2,025.7	$1,880.0	$1,615.3
Cost of sales	814.7	102.3	642.3	582.1	533.4	462.2

Gross profit	1,319.8	146.5	1,465.1	1,443.6	1,346.6	1,153.1
Selling, general and administrative expenses	1,097.6	194.2	881.1	750.2	696.3	600.2
Research and development expense	82.2	34.0	85.6	74.8	72.4	59.1
In-process research and development	479.0	—	—	—	26.0	1.3
Amortization(1)	329.3	0.5	8.8	10.2	7.8	5.8

Operating income (loss)	(668.3)	(82.2)	489.6	608.4	544.1	486.7
Interest income (expense)	(516.3)	(0.3)	(9.3)	(11.7)	(9.2)	(4.2)
Other income (expense)	(9.7)	0.6	21.3	14.3	11.6	18.3
Income (loss) before income taxes and minority interest	(1,194.3)	(81.9)	501.6	611.0	546.5	500.7
Provision (benefit) for income taxes	(230.1)	(27.3)	165.7	205.1	197.1	173.3
Income (loss) before minority interest	(964.2)	(54.6)	335.9	405.9	349.4	327.4
Minority interest	—	—	—	—	—	7.1
Net income (loss)	$(964.2)	$(54.6)	$335.9	$405.9	$349.4	$320.3

Balance Sheet Data At May 31,

			(Predecessor)
(in millions)		2008	2007	2006	2005	2004
Working capital		$785.2	$1,105.9	$816.6	$677.4	$810.7
Total assets		13,781.8	2,457.9	2,282.6	2,114.9	1,790.1
Total debt		6,300.8	81.8	276.6	282.2	109.7
Shareholders’ equity		4,836.3	2,049.2	1,720.2	1,568.8	1,451.7

(1)	Amortization expense was classified within research and development prior to fiscal 2008, therefore the prior years have been reclassified to conform to the periods June 1, 2007 to July 11, 2007 and July 12, 2007 to May 31, 2008 presentation.
(2)	The Successor and Predecessor periods together are not comparable to the preceding four years presented above due to a new basis of accounting on July 12, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations includes periods prior to the consummation of the Merger. Accordingly, the following discussion and analysis of historical periods does not reflect the significant impact that the Merger has had on us, including significantly increased leverage and liquidity requirements. You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data,” and our historical audited consolidated financial statements and related notes appearing elsewhere in this annual report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” and “Forward-Looking Statements” of this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our Business

We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. We operate in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major product categories: reconstructive products, fixation devices, spinal products and other products. We have three reportable geographic markets: United States, Europe and International.

•

Reconstructive products, which represented 68%, 71%, 72%, and 74% of our net sales for fiscal 2006, fiscal 2007, for the period from June 1, 2007 to July 11, 2007, and for the period from July 12, 2007 to May 31, 2008, respectively, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, autologous therapies and the procedure-specific instrumentation required to implant our reconstructive systems.

•

Fixation devices, which represented 12% of our net sales for fiscal 2006, 11% of our net sales for fiscal 2007 and for the period from June 1, 2007 to July 11, 2007, and 10% of our net sales for the period from July 12, 2007 to May 31, 2008, include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine.

•

Spinal products, which represented 11% of our net sales for fiscal 2006, 10% of our net sales for fiscal 2007 and for the period from June 1, 2007 to July 11, 2007 and 8% of our net sales for the period from July 12, 2007 to May 31, 2008, include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics for the spine.

•

The other product sales category, which represented 9% of our net sales for fiscal 2006 and 8% of our net sales for fiscal 2007, for the period from June 1, 2007 to July 11, 2007, and for the period from July 12, 2007 to May 31, 2008, respectively, includes sports medicine products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products.

Depending on the intended application, we report sales of bone substitute materials in the reconstructive product, fixation device or spinal product category.

We have operations in over 50 locations, distribute our products in approximately 90 countries throughout the world and manage our operations through three reportable geographic markets mentioned above. We are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over ten years. We supply products to over 60% of U.S. hospitals performing joint replacement surgery. In addition, we are the third largest manufacturer and marketer of dental reconstructive devices worldwide and maintain leadership positions in the electrical stimulation and craniomaxillofacial fields. We have a long history of innovation, engineering, quality and successful new product launches. Demonstrating our research and development leadership, we have launched approximately 800 new products in the past nine fiscal years and plan to introduce approximately 100 new products during fiscal 2009.

The Transactions

On December 18, 2006, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced the Offer to purchase all of our outstanding Shares at the Offer Price without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal. The Offer expired on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At our special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the Merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company. Subsequent to the acquisition, we became a subsidiary of our Parent, which is controlled by Holding, an entity controlled by the Sponsors and their Co-Investors. Parent’s sole asset is 100% of the capital stock of the Company. Accordingly, a separate discussion of Parent’s financial condition and results of operations is not provided since the Company is representative of Parent’s consolidated operations.

The Offer for Biomet’s Shares was completed successfully on July 11, 2007. Although Biomet continues as the same legal entity after the Merger, Holding’s cost of acquiring Biomet has been pushed-down to establish a new accounting basis for Biomet. Accordingly, the financial information in the tables and discussion below for the year ended May 31, 2008 is presented separately for the period prior to the completion of the Offer (June 1, 2007 through July 11, 2007, the Predecessor or Predecessor Period) and the period after the completion of the Offer (July 12, 2007 through May 31, 2008, or the Successor Period), which relate to the accounting periods preceding and succeeding the completion of the Offer. The financial information as of May 31, 2008 and for the Successor Period are not comparative to the financial information as of and for the years ended May 31, 2006 and 2007 or the Predecessor period because of the new basis of accounting resulting from the Merger. We have prepared our discussion of the results of operations by comparing the results of operations of the Predecessor Period to the historical year-ended May 31, 2007. A comparative discussion of the results of operations for the Successor Period has not been provided due to the lack of a comparable period for the Predecessor and/or are expected to have a continuing significant impact on our future results of operations; however, we have included a brief discussion of the factors that materially affected our results of operations in the Successor Period. Our results of operations for the Predecessor Period and the Successor Period should not be considered representative of our future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “—Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the acquisition has been allocated to state the acquired assets and liabilities at fair value.

We allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. As noted in the purchase price allocation, in-process research and development projects were acquired. The most significant projects acquired occurred in the hip, knee and spine divisions. We expect to use these products to leverage and build on those products that have been in the market for a number of years. We expect to launch products from these projects over the next 36 months, subject to regulatory approval. The preliminary purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets (such as corporate and product trade names, core and completed technology and customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

The purchase price allocation was based on information currently available to us, and expectations, assumptions, and valuation methodologies deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Certain other fair value estimates related to intellectual property and other matters, investments, and inventory and instruments associated with brands we are considering to discontinue were also performed. The preliminary valuation and associated purchase price allocation has been completed and adjustments to the preliminary purchase price used as of our third quarter ended February 29, 2008 were made as of our closing balance sheet date for the year ended May 31, 2008. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the completion of the acquisition.

In addition, as noted in Note 2 to the consolidated financial statements included elsewhere in this annual report, the summary historical financial information as of and for the year ended May 31, 2007 has been prepared on the basis of an April 30 fiscal year for certain of our foreign subsidiaries for financial reporting purposes. Subsequent to the completion of the Offer, we eliminated this one-month reporting lag at our foreign subsidiaries, and therefore, the summary historical financial information as of and for the year ended May 31, 2007 is not comparative to the summary financial information for the Successor Period due to the elimination of this one-month lag for financial reporting purposes at our foreign subsidiaries. The effect of this one-month lag elimination at our foreign subsidiaries is not material to the consolidated financial statements.

Review of Historical Stock Option Grant Practices

In December 2006, following the publication of an analyst report suggesting that certain of our historical grants of Options took place on dates when our stock price was trading at relatively low prices and the filing of two shareholder derivative lawsuits alleging improper “backdating” of Options, our Board of Directors formed the Special Committee to conduct an independent investigation of our stock option grants for the period from March 1996 to May 2006 and to determine whether we had any claims arising out of any inappropriate stock option backdating and, if so, whether it was in our best interest and the best interest of our shareholders to pursue any such claim.

On December 18, 2006 and March 30, 2007, we announced preliminary reports from the Special Committee. Based upon an analysis of these reports and relevant accounting literature, including SAB No. 99, the Audit Committee determined on March 30, 2007 that we should amend our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Report on Form 10-Q for the period ended August 31, 2006 to reflect the restatement of our consolidated financial statements (fiscal 2004, 2005 and 2006 and periods ended August 31, 2005 and 2006) and related disclosures reflected therein. In light of the Special Committee’s preliminary report discussed below, we announced that our previously issued financial statements and any related reports of our independent registered public accounting firm should not be relied upon. On May 25, 2007, the Board of Directors received and discussed the updated findings contained in the Special Committee’s final report.

The Special Committee’s investigation was based upon review of an extensive collection of physical and electronic documents, interviews of more than two dozen individuals and analysis of approximately 17,000 grants to purchase approximately 17,000,000 Shares on over 500 different grant dates over the 11-year period from March 1996 through May 2006. The Special Committee made the following findings:

•

our written stock option plans were treated by our management, and our Compensation Committee, as formalities concerning the manner in which individual stock option grants were to be approved, resulting in a failure to abide by the terms of the plans;

•

we failed to receive appropriate legal or accounting advice from our former general counsel and the chief financial officer related to our stock option program and, as a result, relevant legal and accounting rules were not followed;

•	we failed to put in place and implement internal controls to manage our stock option program, including failing to devote sufficient resources to the administration of our stock option program;

•	we failed to prepare and maintain appropriate books and records documenting the administration of our stock option program, specifically with regard to the approval of individual stock option grants;

•	most stock options issued by us were dated on dates other than the date of grant of those Options, as that date was defined by the stock option plans;

•	we engaged in purposeful “opportunistic” dating (and, therefore, pricing) of Options; and

•	as a result of these deficiencies, certain of our proxy statements were inaccurate.

The Special Committee also reported that members of senior management were aware of the practice of dating Options on a date other than the date on which final action regarding the Option occurred, and that certain members of senior management, namely our chief financial officer and general counsel during the period, were or should have been aware of certain accounting and legal ramifications, respectively, of issuing an Option with an exercise price lower than the fair market value on the date of issuance. The Special Committee also concluded that, based upon the information gathered and reviewed by the Special Committee, the misdating and mispricing of stock option awards was driven by a desire to make the Options more valuable to the employees who received the awards and not to enrich those who managed the stock option program, though the Company’s practice also did inure to the benefit of those who managed the stock option program.

On May 25, 2007, our Board of Directors received and discussed the remedial measures suggested by the Special Committee, which included that:

•

the procedures for Option approval should be formalized in a manner consistent with the terms of our underlying stock option plans and records of individual stock option awards should be maintained using commercially available software by experienced and qualified personnel;

•	the Board of Directors should commit to exercising additional oversight of our management and conduct a thorough review of our governance and internal control practices;

•	certain personnel should be removed from the administration of our stock option program and financial reporting function or provided additional oversight and training;

•

certain individuals who were our directors or executive officers at the time they received misdated or mispriced awards should disgorge any benefit derived from the exercise of such misdated or mispriced awards and increase the exercise price for those unexercised misdated or mispriced awards; and

•	we should take steps to address the tax consequences to employees of our historical stock option granting practices.

Our Board of Directors continues to thoughtfully consider these recommendations and has either implemented or is in the process of implementing several of the Special Committee’s recommendations, to the extent it is deemed necessary subsequent to the transactions. We have periodically advised the Midwest Regional Office of the SEC of our historical stock option grant practices and of the special committee’s findings.

We have also incurred expenses in connection with certain corrective actions approved by our Compensation Committee with respect to misdated or mispriced Options, including (a) payments to compensate certain former holders of Options whose Option exercise prices we increased to the fair market value of the shares underlying such Options on the “measurement date” (as that term is defined in SFAS No. 123(R)) for the Options and (b) payments to the IRS on behalf of certain Option holders (and reimbursement of one of our executive officers) to cover taxes and penalties payable by such individuals as a result of their exercise of misdated or mispriced Options prior to the date we amended such Options to bring them into compliance with (and thereby avoid the taxes and penalties imposed under) section 409A of the Code, as well as gross-up payments to such individuals for any taxes they incur as a result of such payments. In connection with the closing of the Offer, all outstanding Options to purchase Shares under our stock plans, vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable Option exercise price for each Share subject to an Option, less any required withholding taxes.

Furthermore, in light of the Special Committee’s findings, on March 30, 2007 Gregory D. Hartman retired as Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Daniel P. Hann retired as our Executive Vice President of Administration and our Director. On February 26, 2007, we announced the appointment of Jeffrey R. Binder as President and Chief Executive Officer and a member of our Board of Directors. On March 30, 2007, we announced the appointment of J. Pat Richardson as Vice President—Finance and Interim Chief Financial Officer and Treasurer, and on May 14, 2007, we announced the appointment of Daniel P. Florin as Senior Vice President and Chief Financial Officer, effective June 5, 2007.

Finally, the Special Committee concluded that pursuit of the claims made in the derivative litigation related to stock option grants would not be in our best interests at this time.

On May 29, 2007, we filed our amended Annual Report on Form 10-K/A for fiscal 2006. On June 4, 2007, we filed our amended Quarterly Report on Form 10-Q/A for the period ended August 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended November 30, 2006 and February 28, 2007. We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement other than our amended Annual Report on Form 10-K/A for fiscal 2006 and our amended Quarterly Report on Form 10-Q for the period ended August 31, 2006. Accordingly, our previously issued financial statements affected by the restatement and any related reports of our independent registered public accounting firm should not be relied upon.

Results of Operations

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the Predecessor Period (June 1, 2007 through July 11, 2007) and the Successor Period (July 12, 2007 through May 31, 2008). The growth percentages shown below include the effect of eliminating a one-month reporting lag on July 12, 2007, that was in place during fiscal 2007 at certain foreign subsidiaries. The effect of this one-month lag elimination at our foreign subsidiaries is not material to the consolidated financial statements as of May 31, 2008 and for the Successor Period.

For the Period July 12, 2007 through May 31, 2008

	July 12, 2007 through May 31, 2008 (Successor)	Percentage of Net Sales
	(in millions, except percentages)
Net sales	$2,134.5	100%
Cost of sales	814.7	38

Gross margin	1,319.8	62
Selling, general and administrative expenses	1,097.6	51
Research and development expense	82.2	4
In-process research and development	479.0	23
Amortization	329.3	15

Operating income (loss)	(668.3)	(31)
Interest expense, net	(516.3)	(24)
Other expense	(9.7)	—

Other expense, net	(526.0)	(24)

Income (loss) before taxes	(1,194.3)	(55)
Benefit for income taxes	(230.1)	(11)

Net loss	$(964.2)	(44)%

Net Sales. The following tables provide net sales by geography and product category:

Geography Sales Summary

	July 12, 2007 through May 31, 2008 (Successor)	Percentage of Net Sales
	(in millions, except percentages)
United States	$1,251.4	59%
Europe	663.7	31
International(1)	219.4	10

Total	$2,134.5	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

	July 12, 2007 through May 31, 2008 (Successor)	Percentage of Net Sales
	(in millions)
Reconstructive Products	$1,578.6	74%
Fixation Devices	203.2	10
Spinal Products	183.1	8
Other Products	169.6	8

Total	$2,134.5	100%

•

Worldwide sales of reconstructive products continue to be a significant percentage of total sales. European sales continue to grow faster than U.S. sales, primarily due to the positive impact of foreign currency translation. Principal drivers behind the reconstructive products growth are knees, where worldwide demand remains strong for Biomet’s Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. Hip sales continue to be strong, primarily due to international sales of the M2a-Magnum™ Large Metal Articulation System and the Taperloc® Hip System as well as the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices have been strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

•

Sales of fixation and spinal products have been lower than expected for the period July 12, 2007 to May 31, 2008 due to the underperformance of the Biomet Trauma and Biomet Spine, or BTBS, division. We have made various changes at the division, including managerial changes and computer system enhancements, among others. The new management team and infrastructure changes at BTBS have allowed us to provide improved focus on the spine and trauma markets and BTBS customers. During the fourth quarter of fiscal 2008, BTBS continued to show signs of stabilization.

Gross Margin. Gross margin was 62% of net sales during the period July 12, 2007 through May 31, 2008 and was negatively impacted by increased cost of sales due to the inventory step-up of $160.3 million, in connection with the Merger as well as, additional depreciation of $15.0 million related to the step-up in property, plant, and equipment. In addition, stock compensation expense of $2.0 million impacted the period July 12, 2007 through May 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were 51% of net sales during the period July 12, 2007 through May 31, 2008, and were negatively impacted primarily due to

(1) $172.0 million of transaction fees associated with the Merger, (2) $26.9 million settlement payment with the Department of Justice described in Note 1 to our consolidated financial statements included elsewhere in this annual report, (3) $24.0 million of distributor fee expense associated with renegotiation of distribution agreements, and (4) $21.0 million of stock compensation expense.

Research and Development Expenses. Research and development expenditures during the period July 12, 2007 through May 31, 2008 were $82.2 million or 4% of net sales. Investments were primarily on the following research and development projects: Polaris™ 5.5 (Spinal—Spine), Mini BHS (Spinal—Stimulation), E-Poly™ Bearing Surfaces (Reconstructive—Hip and Knee), Comprehensive® Primary Shoulder System (Reconstructive—Extremities), Regenerex® RingLoc® +Modular Acetabular Cup (Reconstructive—Hips) and Regenerex® Tibial Components (Reconstructive—Knees), Signature™ Patient Specific Disposable Knee Instruments (Reconstructive-Knees), TMJ Diagnostic Arthroscope, TMJ Arthrocentesis Convenience Kit, LactoSorb® Fixation System for the Japan Market, Biologic Scaffold Research, NanoTite™ Tapered and Tapered PREVAIL® Implants, Navigator™ Instrumentation System for guided implant placement, ZiReal® Art Ceramic Abutment System, Encod® Complete patient specific products expansion including robotic analog placement, and Acrylic Bone Cement.

In-Process Research & Development (IPRD). We recorded IPRD charges of $479.0 million for the period July 12, 2007 through May 31, 2008 related to the Merger. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that have not received FDA approval or clearance and have no alternative use, excluding the value of core and developed technologies. IPRD projects for Biomet Orthopedics focus on the utilization of new materials, new methods for fabricating existing materials, and new geometries of both new and existing materials to enhance function, durability and bony fixation for orthopedic implant devices primarily focused in the area of partial and total joint replacement. IPRD projects for Biomet Trauma and Biomet Spine (BTBS) are primarily related to addressing unmet needs in the musculoskeletal market utilizing both traditional and new technologies. IPRD projects for Biomet Europe focus primarily on improvements to joint replacement implants, such as wear resistant bearing combinations for hip replacement, total and partial knee prostheses with improved kinematic performance, novel shoulder implants for improved stability and range of motion and development of instrumentation with improved accuracy and ergonomics. IPRD projects for Biomet Biologics focus primarily on producing new devices and applications to use autologous materials for regenerative tissue therapies. IPRD projects for Biomet Sports Medicine focus on the utilization of new technologies, materials and devices to primarily treat soft tissue defects in tendons, ligaments and cartilage. IPRD projects for Biomet 3i focus on the development of intraoral rehabilitation, generally in the area of dental implants, associated components, surgical instrumentation and regenerative therapies necessary for the placement of the implants.

Amortization. Amortization expense during the period from July 12, 2007 through May 31, 2008 was $329.3 million, which relates to the establishment of definite lived intangibles of $6,310.0 million recorded in connection with the Merger.

Interest Expense, net. Interest expense was $516.3 million for the period July 12, 2007 through May 31, 2008, primarily of which relates to interest expense and financing costs related to the debt financings obtained in connection with the Merger of $522.0 million. This was offset by interest income of $5.0 million.

Other income (expense). Other income (expense) was $(9.7) million for the period July 12, 2007 through May 31, 2008, which relates primarily to currency translation adjustments related to our foreign operations.

Provision (Benefit) for Taxes. The effective income tax benefit is 19% for the period July 12, 2007 through May 31, 2008. The rate is lower than the U.S. statutory rates due to the following items not being deductible: (1) $479.0 million IPRD expense related to the Merger, (2) $74.0 million of transaction expenses related to the Merger and (3) a portion of the $26.9 million settlement payment with the Department of Justice described in

Note 1 to our consolidated financial statements included elsewhere in this annual report. These were offset by tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Net Loss. A net loss of $964.2, or a negative 44% as a percentage of net sales, was primarily due to the following related to the Transaction: (1) Interest expense, net of $516.3 million, (2) IPRD expense of $479.0 million, (3) additional expense for the step-up in fair value for inventory and property, plant and equipment of $160.3 million and $83.0 million, respectively, and (4) amortization expense related to the newly established intangible assets related to the merger of $329.3 million.

For the Period June 1, 2007 through July 11, 2007 Compared to the Year-Ended May 31, 2007

Consolidated Statements of Operations

	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales	Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales
	(in millions, except percentages)
Net sales	$248.8	100%	$2,107.4	100%
Cost of sales	102.3	41	642.3	30

Gross margin	146.5	59	1,465.1	70
Selling, general and administrative expenses	194.2	78	881.1	41
Research and development expense	34.0	14	85.6	4
Amortization	0.5	—	8.8	—

Operating income (loss)	(82.2)	(33)	489.6	25
Interest expense, net	(0.3)	—	(9.3)	—
Other income	0.6	—	21.3	1

Other income (expense), net	0.3	—	12.0	1
Income (loss) before income taxes	(81.9)	(33)	501.6	24
Provision (benefit) for income taxes	(27.3)	(11)	165.7	8

Net income (loss)	$(54.6)	(22)%	$335.9	16%

Net Sales. Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007 and $2,107.4 million for the year ended May 31, 2007. The following tables provide net sales by geography and product category.

Geography Sales Summary

	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales	Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales
	(in millions, except percentages)
United States	$156.2	63%	$1,306.5	62%
Europe	70.8	28	595.8	28
International(1)	21.8	9	205.1	10

Total	$248.8	100%	$2,107.4	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales	Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales
	(in millions, except percentages)
Reconstructive Products	$178.1	71%	$1,503.9	71%
Fixation Devices	27.1	11	224.7	11
Spinal Products	24.9	10	205.8	10
Other Products	18.7	8	173.0	8

Total	$248.8	100%	$2,107.4	100%

•

Worldwide sales of reconstructive products continue to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales are knees, where worldwide demand remains strong for Biomet’s Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. Hip sales continue to be strong, primarily due to worldwide sales of the M2a-Magnum™ Large Articulation System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices have been strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

•

Sales of fixation and spinal products have been lower than expected for the period June 1 to July 11, 2007 due to the underperformance of the BTBS division. We have made various changes at the division, including managerial changes, computer system enhancements, among others. We believe the new management team and infrastructure changes at BTBS will allow us to provide improved focus on the spine and trauma markets and BTBS customers.

•

Sales of other products include product lines that are sold by the BTBS division and did not meet management expectations during the period June 1, 2007 through July 11, 2007. This poor performance was partly offset by sales growth in the sports medicine products.

Gross Margin. Gross margin decreased as a percentage of net sales to 59% for the period June 1, 2007 through July 11, 2007 compared to 70% during the year ended May 31, 2007. This decrease was primarily due to $28.0 million of costs in June 2007 to settle in-the-money stock options to employees, as part of the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 78% for the period June 1, 2007 through July 11, 2007 compared to 41% for the year ended May 31, 2007. This increase in selling, general and administrative expenses was due to the following expenses that occurred from June 1, 2007 through July 11, 2007 that did not occur during the year ended May 31, 2007: (1) $61.0 million paid upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger, (2) $30.0 million of transaction fees associated with the Merger, (3) $18.0 million of distributor fee expense associated with renegotiation of distribution agreements and (4) $2.0 million of additional legal and Merger-related fees. The percentage of net sales for the year ended May 31, 2007 was impacted by about 1% due to the following items: (1) $16.0 million in legal and distribution expenses relating to the shareholder derivative lawsuits and investigative expenses in determining alternative measurement dates of stock option awards in June 2007, (2) the adoption of SFAS 123(R) Share-Based Payment increased selling, general and administrative expenses by $8.0 million and (3) $6.0 million in expenses related to the proposed Merger Agreement during the third quarter of fiscal 2007.

Research and Development Expenses. Research and development expenditures of $34.0 million, or 14% as a percentage of net sales from June 1, 2007 through July 11, 2007 compared to $94.4 million, or 4% as a percentage of net sales for the year ended May 31, 2007. This increase in percentage was primarily due to $23.0 million of additional compensation expense upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger.

Provision (Benefit) for Taxes. The effective income tax rate was 33% for the period June 1, 2007 through July 11, 2007 and for the year ended May 31, 2007. These rates are lower than the U.S. statutory rates due to the tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Net income (loss). Net loss was $54.6, or a negative 22% as a percentage of net sales for the period June 1, 2007 through July 11, 2007 compared to net income of $335.9 million, or 16% as a percentage of net sales for the year ended May 31, 2007. The net loss was primarily due to the Transaction in which $112.8 million was recorded as stock compensation expense in the period June 1, 2007 to July 11, 2007 for the payout of in-the-money stock options at the Transaction date.

For the Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

Net Sales. Net sales in fiscal 2007 were $2,107.4 million, an increase of 4% from fiscal 2006, 2% of the increase in sales related to the positive impact of foreign currency translation.

Product Category Data:

•

Worldwide sales of reconstructive products increased 9% to $1,503.9 million in fiscal 2007 from $1,379.0 million in fiscal 2006. Factors contributing to this increase include incremental volume as a result of an increase in the overall market size for reconstructive products and favorable product mix (7%) and the impact of foreign currency translation (2%). During fiscal 2007, worldwide dental reconstructive product sales increased 15%, extremity sales increased 14%, knee sales increased 8%, hip sales increased 7% and bone cement and accessory sales were flat.

•

Sales of fixation devices decreased 11% to $224.7 million in fiscal 2007 from $251.0 million in fiscal 2006. Decreased volume and product mix accounted for this decrease. Worldwide sales of craniomaxillofacial products, including bone substitutes, increased 2%. Internal fixation devices increased 2%, external fixation devices decreased 13% and electrical stimulation devices decreased 25%.

•

Sales of spinal products decreased 7% to $205.8 million in fiscal 2007 from $222.0 million in fiscal 2006. Decreased volume and product mix accounted for this decrease. Worldwide sales of spinal hardware, including orthobiologics, increased 2% while spinal stimulation product sales decreased 21%. During fiscal 2007, BTBS has underperformed against the market and management’s objectives. Results have also been negatively impacted by the implementation of a new computer system at BTBS. However, management changes have been made and progress has been achieved in the computer system implementation, sales support system, the in-sourcing of the manufacture of spinal hardware products and the expansion of the research and development team.

•

Sales of our other products were flat at $173.0 million in each of fiscal 2007 and fiscal 2006. Decreased volume and product mix (1%) were offset by the impact of foreign currency translation (1%). Worldwide sales of arthroscopy products increased 10% and general surgical instrumentation increased 3%, while softgoods and bracing products decreased 5%.

Geographic Markets Data:

•

Sales in the United States decreased 1% to $1,306.5 million in fiscal 2007 from $1,325.0 million in fiscal 2006. Components of this change were incremental volume and product mix of reconstructive products (5%), offset by decreases in volume of fixation and spinal products (14%). The pricing environment was neutral for fiscal 2007.

•

European sales increased 14% to $595.8 million in fiscal 2007 from $521.0 million in fiscal 2006. Components of this increase were incremental volume and product mix (8%) and the impact of foreign currency translation (6%).

•

Sales in International increased 14% to $205.1 million in fiscal 2007 from $180.0 million in fiscal 2006. Components of this increase were incremental volume and product mix (13%) and the impact of foreign currency translation (1%). We commenced direct sales of our products in Japan during fiscal 2002 and continued to experience good product acceptance with growth at approximately 22% for fiscal 2007 in local currency.

Gross Margin. Our gross margin increased 1% to $1,465.1 million in fiscal 2007 from $1,443.6 million in fiscal 2006. Our gross margin percentage decreased to 70% of sales in fiscal 2007 from 71% in fiscal 2006. The components of this change are additional expenses of 1% related to inventory write-downs at our BTBS division and 0.4% from higher growth rates in foreign sales, where gross margins are lower as compared to gross margins on products sold in the United States.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17% to $881.1 million in fiscal 2007 from $750.2 million in fiscal 2006. This increase results from the renewal and re-negotiation of distribution agreements with existing distributors (5%), accounts receivable reserves related to our BTBS division (4%), expenses related to the Merger Agreement and retirement/employment costs associated with changes in executive management (2%), the adoption of SFAS No. 123(R) (2%), increased commission expense on higher sales (4%), and an increase in other marketing and general and administrative expenses (1%). These increases were offset by decreased direct to consumer advertising (1%). As a percentage of sales, selling, general and administrative expenses were 42% in fiscal 2007 compared to 37% in fiscal 2006.

Research and Development Expenses. Research and development expenses increased 11% to $85.6 million in fiscal 2007 from $85.0 million in fiscal 2006. The increase reflects a continued emphasis on new product development and enhancements and additions to our existing product lines and technologies. Also included in the increase is the impact of adopting SFAS No. 123(R) (3%). As a percentage of sales, research and development expenses were 5% in fiscal 2007 and 4% in fiscal 2006.

Operating Income. Operating income decreased 20% to $489.6 million in fiscal 2007 from $608.4 million in fiscal 2006. U.S. operating income decreased 26% to $384.0 million in fiscal 2007 from $520.0 million in fiscal 2006, reflecting a slight decrease in sales and the additional expenses discussed above. European operating income increased 24% to $97.0 million in fiscal 2007 from $78.0 million in fiscal 2006. The growth in Europe operating income reflects solid sales growth and favorable foreign currency exchange rates during fiscal 2007 as compared to fiscal 2006. International operating income decreased 18% to $9.0 million in fiscal 2007 from $11.0 million in fiscal 2006. This decline reflects higher selling expenses due to increased sales and expanding sales forces.

Other Income, Net. Other income, net increased 50% to $21.3 million in fiscal 2007 from $14.3 million in fiscal 2006, while interest expense decreased 25% to $9.3 million in fiscal 2007 from $11.7 million in fiscal 2006. During fiscal 2007, interest expense decreased as borrowings were reduced and investment income increased as our cash and investments increased. To reduce the risk of exchange rate gains and losses on transfer of inventory from domestic sites to international sites, we have lines of credit in both Europe and Japan in local currencies. These lines of credit are used solely to fund inventory purchases, acquisitions, and pay dividends in those local currencies.

Provision (Benefit) for Income Taxes. The provision for income taxes decreased $39.4 million to $165.7 million, or 33% of income before income taxes, for fiscal 2007 from $205.1 million, or 34% of income before income taxes, for fiscal 2006. The effective income tax rate decreased primarily as a result of a higher proportionate share of taxable income in countries where tax rates are lower than in the U.S. and the continued benefit from the Qualified Production Activities Deduction in the United States.

Net Income. The factors mentioned above resulted in a 17% decrease in net income to $335.9 million in fiscal 2007 from $405.9 million in fiscal 2006.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the period July 12, 2007 through May 31, 2008, June 1, 2007 through July 11, 2007, and the years ended May 31, 2007 and 2006.

	July 12, 2007 through May 31, 2008 (Successor)	June 1, 2007 through July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)	Year Ended May 31, 2006 (Predecessor)
	($ in millions)
Net cash (used in) provided by:
Operating activities	$188.9	$59.4	$439.8	$413.4
Investing activities	(11,721.8)	11.0	(213.7)	(120.7)
Financing activities	11,481.6	1.3	(251.3)	(257.5)
Effect of exchange rate changes on cash	2.0	0.1	4.3	(0.6)

Change in cash and cash equivalents	$(49.3)	$71.8	$(20.9)	$34.6

July 12, 2007 through May 31, 2008

Our cash and investments were $127.6 million as of May 31, 2008. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, auction-rate securities, mortgage-backed securities and equity securities. Our investments are generally liquid and investment grade. We are exposed to interest rate risk on our corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities.

Cash Flows from Operating Activities. Cash generated by operating activities continues to be a source of funds for investing in our growth. Net cash generated by operations was $188.9 million for the period July 12, 2007 through May 31, 2008. Cash generation during this period was impacted due to the following Merger-related items:

•	$26.9 million of investment banking fees,

•	$387.3 million paid for interest as a result of the Company’s significant new indebtedness following the Merger; and

•	$52.0 million in income taxes payments, being much lower than the expected tax payment had the Merger not occurred.

Cash Flows from Investing Activities. Net cash used for investing was $11,721.8 million for the period from July 12, 2007 through May 31, 2008. The primary use of cash flows from investing activities for the period from July 12, 2007 through May 31, 2008 was the acquisition of Biomet, Inc. of $11,638.2 million, as discussed in Note 1 to our consolidated financial statements. In addition cash flows from investing activities were negatively impacted by capital expenditures of $167.9 million during this period, partly offset by proceeds from sale of investments of $84.7 million. Capital expenditures in fiscal 2008 included purchases of instruments in the United States of $37.0 million, which were sold to distributors in prior years.

Cash Flows from Financing Activities. Net cash from financing was $11,481.6 million for the period from July 12, 2007 through May 31, 2008. The primary inflow of cash flows from financing activities was for the acquisition of Biomet, Inc. as discussed in Note 1 to our consolidated financial statements, which included equity from Sponsors of $5,387.5 million and new debt facilities of $6,250.7 million. Net payments on credit agreements and deferred financing costs during the period were $291.0 million.

June 1, 2007 through July 11, 2007

Our cash and investments increased to $176.9 million at July 11, 2007, from $105.1 million at May 31, 2007. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, auction-rate securities, mortgage-backed securities and equity securities. Our investments are generally liquid and investment grade. We are exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. Net cash from operating activities was $59.4 million for the period June 1, 2007 through July 11, 2007, impacted by payments of $18.0 million to distributors associated with renegotiation of distribution agreements. Net cash provided by investing was $11.0 million primarily due to $42.8 million of proceeds from investing activities, which was partly offset by capital expenditures of $22.0 million for planned improvements to property, plant and equipment.

Fiscal 2007 Compared to Fiscal 2006

Our cash and investments increased to $273.8 million at May 31, 2007, from $225.5 at May 31, 2006. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds, debt instruments, auction-rate securities, mortgage-backed securities and equity securities. Our investments are generally liquid and investment grade. We are exposed to interest rate risk on its corporate bonds, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. Net cash from operating activities was $439.8 million in fiscal 2007 compared to $413.4 million in 2006. The principal sources of cash from operating activities were net income of $335.9 million and non-cash charges of depreciation and amortization of $97.0 million. The principal use of cash includes an increase in the deferred income tax net asset due to the timing of tax deductions related to expenses for renewal and re-negotiation of distribution agreements and accounts receivable reserves and inventory write-downs at BTBS. Accounts receivable and inventory did not have a significant impact in net cash from operating activities after giving effect to the non-cash charges included in net income related to BTBS operations.

Cash flows used in investing activities were $214.0 million in fiscal 2007 compared to $121.0 million in 2006. The primary uses of cash for investing activities in fiscal 2007 and 2006 were purchases of investments and capital expenditures, offset by sales and maturities of investments. Capital expenditures in 2007 include purchases of instruments in the United States of $36.7 million, which were sold to distributors in prior years. Major capital expenditures for fiscal 2006 were expansion of manufacturing facilities in New Jersey and Florida, and purchases of instruments outside the United States to support new product launches and sales growth.

Cash flows used in financing activities were $251.3 million in fiscal 2007 compared to $257.5 million in 2006. The primary uses of funds during 2007 was a cash dividend of $0.30 per share paid on July 21, 2006, and the pay down of short-term borrowings of $196.8 million. The primary uses of funds during fiscal 2006 was the share repurchase programs, in which $215.3 million was used to purchase 5,986,000 common shares of the Company, and the primary source of funds from financing activities was proceeds on the exercise of stock options.

Debt Issuance and Credit Facilities

Senior Secured Cash Flow Facilities. On September 25, 2007, we entered into a credit agreement and related security and other agreements providing for (a) a $2,340.0 million U.S. dollar-denominated senior secured term loan facility and a €875.0 million (approximately $1,362.0 million) euro-denominated senior secured term loan facility and (b) a $400.0 million senior secured cash flow revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent and the lenders from time to time party to the credit agreement. We refer to our senior secured term loan facilities and our senior secured cash flow revolving credit facility collectively as the senior secured cash flow facilities.

We borrowed the full amount available under our senior secured term loan facilities on September 25, 2007. During 2008, we repaid $12.0 million of outstanding loans under our U.S. dollar-denominated senior secured term loan facility and $3.0 million of outstanding loans under the euro-denominated senior secured term loan facility. The senior secured cash flow revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $100.0 million sub-capacity for borrowings on same-day notice, referred to as swingline loans. We borrowed approximately $100.0 million under our senior secured cash flow revolving credit facility on September 25, 2007 to pay a portion of the Transaction. As of May 31, 2008, we had no outstanding borrowings under our senior secured cash flow revolving credit facility.

Borrowings under our senior secured cash flow facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus  1 /2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under (x) our senior secured term loan facilities is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR or Eurocurrency borrowings and (y) our senior secured cash flow revolving credit facility is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin under our senior secured cash flow revolving credit facility may be reduced based on our achievement of certain financial ratios. The Company has entered into a series of interest rate swap agreements with (1) an aggregate notional amount of $1,890.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and (2) an aggregate notional amount of €635.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,362.0 million) euro-denominated senior secured term loan facility. See Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

The credit agreement governing our senior secured cash flow facilities requires us to prepay outstanding term loans, subject to certain exceptions, with: (1) after our first full fiscal year after closing, 50% (which percentage will be reduced to 25% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in our senior secured cash flow facilities), (2) if our senior secured leverage ratio is greater than a specified ratio, 100% (which percentage will be reduced to 50% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest those proceeds in assets to be used in our business or to make certain other permitted investments and (3) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under our senior secured cash flow facilities. All obligations under our senior secured cash flow facilities are unconditionally guaranteed by Parent, and, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under our senior secured cash flow facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of Parent and the subsidiary guarantors.

Our senior secured cash flow facilities contain a number of covenants that, among other things and subject to certain exceptions, will restrict our ability and the ability of our restricted subsidiaries to: (1) incur additional indebtedness; (2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; (3) make investments, loans, advances and acquisitions; (4) create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; (5) engage in transactions with our affiliates; (6) sell assets, including capital stock of our subsidiaries; (7) consolidate or merge; (8) create liens; and (9) enter into sale and lease-back transactions. In addition, the credit agreement governing our senior secured cash flow facilities does not require us to comply with any financial ratio maintenance covenants.

The credit agreement governing our senior secured cash flow facilities also contains certain customary affirmative covenants and events of default.

Senior Secured Asset-based Revolving Credit Facility. On September 25, 2007, we entered into a credit agreement and related security and other agreements for a senior secured asset-based revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent and the lenders from time to time party to the credit agreement. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $350.0 million, subject to borrowing base limitations. The borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on consigned inventory and accounts receivable owed by non-U.S. persons. Our senior secured asset-based revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $35.0 million sub-facility for borrowings on same-day notice, referred to as swingline loans. We did not draw on our senior secured asset-based revolving credit facility at the closing of the Transactions and there were no amounts outstanding as of May 31, 2008. As of May 31, 2008, the borrowing base under our senior secured asset-based revolving credit facility was $350.0 million.

Borrowings under our senior secured asset-based revolving credit facility bears interest at a rate per annum equal to the applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus 1/2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under our senior secured asset-based revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin may be reduced based on our achievement of certain specified ratios.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under our senior secured asset-based revolving credit facility exceeds the lesser of (1) the commitment amount and (2) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the aggregate amount available under our senior secured asset-based revolving credit facility and our senior secured cash flow revolving credit facility is less than $75.0 million plus 10% of any additional commitments under this facility or certain events of default have occurred under our senior secured asset-based revolving credit facility, we are required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the facility. All obligations under our senior secured asset-based revolving credit facility are unconditionally guaranteed by Parent. All obligations under our senior secured asset-based revolving credit facility are secured, subject to certain exceptions, by a first-priority security interest in substantially all of our assets and the assets of the subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts and certain related intangible assets and proceeds of the foregoing.

Like our senior secured cash flow facilities described above, our senior secured asset-based revolving credit facility contains a number of covenants that restrict our ability and the ability of our restricted subsidiaries. The covenants limiting (1) dividends and other restricted payments, (2) investments, loans, advances and acquisitions and (3) prepayments or redemptions of other indebtedness each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $112.5 million plus 15% of any additional commitments under this facility of pro forma excess availability under our senior secured asset-based revolving credit facility and our senior secured cash flow revolving credit facility in the aggregate, and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next sentence. Although the credit agreement governing our senior secured asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if less than $35.0 million plus 10% of any additional commitments under this facility were available under our senior secured asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts unless our pro forma ratio of (a) Consolidated EBITDA minus Capital Expenditures minus Cash Taxes to (b) Fixed Charges (as such terms are defined in the credit agreement and in each case for the most recently ended four quarter period) were at least 1.0 to 1.0. The credit agreement governing our senior secured asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Notes. We issued an aggregate of $2,348.0 million of original notes on September 25, 2007 and an aggregate of $217.0 million of original notes on October 16, 2007 (which were issued at a premium above par of $6.0 million). The notes are our unsecured obligations, with $1,550.0 million being our senior obligations (consisting of $775.0 million of senior cash pay notes and $775.0 million of senior toggle notes) and $1,015.0 million being our senior subordinated obligations. All of the notes are guaranteed by each of the existing and future wholly-owned domestic subsidiaries that guarantee our obligations under our senior secured cash flow facilities. Interest is payable in cash, semi-annually, except with respect to our ability to elect to pay PIK interest, rather than cash interest, on the senior toggle notes subject to certain exceptions.

The indentures governing the notes, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, pay dividends and make other restricted payments, make certain investments, sell assets, create liens, consolidate, merge or sell all or substantially all of our assets, enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to important exceptions during any period of time for which (i) the respective notes have received investment grade ratings from Moody’s and S&P and (ii) no default has occurred and is continuing under the indentures that govern the respective notes.

Unsecured Credit Facilities. As of May 31, 2008, we had a European line of credit in the amount of €100.0 million (approximately $156.0 million). Outstanding borrowings under this line of credit bear interest at a variable rate of the lender’s interbank rate plus an applicable margin and, accordingly, changes in interest rates impact our cost of financing. As of May 31, 2008, we had $46.6 million in outstanding borrowings under our European facilities.

Future Financing Activities

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. As of May 31, 2008, we had (1) $400.0 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $350.0 million available for borrowing under our senior secured asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) $119.0 million available for borrowing under our European line of credit. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives. Also note the we expect to spend in excess of $500.0 over the next two fiscal years for capital expenditures and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. See “Risk Factors” for specific financing risks.

Capital Expenditures and Investments

We maintain our cash and investments in bank deposits, money market funds, certificates of deposit, corporate bonds, auction-rate securities, debt instruments, mortgage-backed securities and equity securities. Our investments are generally liquid and investment grade. However our auction-rate security holdings have been subject to the dislocation in that market which began in February 2008. As a result, we took a temporary impairment charge within other comprehensive income of $3.2 million as of May 31, 2008 reducing our fair value of auction-rate securities to $30.8 million. We are exposed to interest rate risk on our corporate bonds, auction-rate securities, debt instruments, fixed rate preferred equity securities and mortgage-backed securities. See Note 5 within the notes to the consolidated financial statements for more information. As a result of the growth prospects in our markets, we intend to invest in an effort to improve our worldwide market position. We expect to spend in excess of $500.0 million over the next two fiscal years for capital expenditures (including instrumentation issued to the field) and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from future operations, and bank credit lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for available balances. We have no off-balance sheet financial arrangements.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of May 31, 2008. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all subsequent to the Merger, all of which are classified as long-term. There were no borrowings under either revolver as of May 31, 2008. Our senior secured term loan facilities amortize each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. The Company did have debt agreements survive the Merger (European facilities) and as of May 31, 2008, the amount of principal payments due within the next twelve-month period is $38.4 million.

	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
	($ in millions)
Contractual obligations*
Projected future benefit payments	$36.1	$3.1	$5.5	$7.1	$20.4
Long-term debt (including current maturities)	6,263.8	38.4	74.0	74.0	6,077.4
Interest payments	4,272.7	520.3	1,033.5	1,024.4	1,694.5

Total contractual obligations	$10,572.6	$561.8	$1,113.0	$1,105.5	$7,792.3

*	The total amounts of capital lease obligations and operating lease obligations are not significant.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2008, Biomet is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $50.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of the notes to our consolidated financial statements each included elsewhere herein. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, stock-based compensation expense, income taxes and valuation of purchased in-process research and development.

Revenue Recognition

We sell product through three principle channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of our net sales. Through these channels, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for the periods June 1, 2007 to July 12, 2007, July 12, 2007 to May 31, 2008 and years ended May 31, 2007 and 2006. At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale.

Excess and Obsolete Inventory

In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may obsolete products currently on the market. We must make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Goodwill and Other Intangible Assets

When a business combination occurs, such as our related Merger, the purchase price is allocated based upon the fair value of tangible assets as well as goodwill and other intangible assets. We determine the fair value based on a valuation of the future cash flows related to the specific assets in question. The valuation performed uses significant estimates to estimate the future cash flows.

In assessing the recoverability of our intangibles and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets at a time other than our annual assessment date.

Other Loss Contingencies

We have a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us. Product liability claims are routinely reviewed by our insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Stock-Based Compensation Expense

On June 1, 2006, we adopted revised SFAS No. 123(R), which requires all share-based payments to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility based on historical volatility of options issued subsequent to the Merger date by using our competitors historical stock prices. The expected life of the Options is based on the life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon U.S. Government issues with a remaining term equal to the expected life of the Options. The dividend yield assumption is based on the historical dividend yield of our Shares. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock-based awards periodically and adjust them if necessary. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Income Taxes

We record income tax estimates in accordance with SFAS 109, Accounting for Income Taxes; however, there are inherent risks that could create uncertainties related to the estimates. We adjust estimates based on normal operating circumstances and conclusions related to tax audits. Effective June 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We do not believe any audit finding could materially affect our financial position; however there could be a material impact on our consolidated results of operations and cash flows of a given period.

Valuation of Purchased In-Process Research and Development

When a business combination occurs, such as our related Merger, the purchase price is allocated based upon the fair value of tangible assets and in-process research and development, or IPRD. We recognize IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We consider, among other things, the project’s stage of completion, complexity of the work competed as the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. We believe methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning June 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. The Company does not expect the implementation of SFAS 157 to have a material impact on the consolidated financial statements. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. On June 1, 2008 the Company will adopt SFAS 159 and expect the impact to be immaterial to the consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

In June 2007, the FASB executive task force issued EITF-07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company will adopt EITF-07 and expect the impact to be immaterial to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

Interest Rate Risk

Our principal exposure to interest rate risk arises from variable rates associated with our credit facilities. For a description of these facilities, refer to Note 7 “Debt” to the consolidated financial statements included in this annual report.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company’s non-trading investments, excluding cash and cash equivalents, consist of debt securities, equity securities, auction-rate securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company utilizes derivatives to hedge against increases in interest rates which decrease market values in two areas; 1) one of our investment managers utilized U.S. Treasury bond futures options (futures options) as a protection against the impact of increases in interest rates on the fair value of preferred stocks and 2) interest rate swap agreements.

The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days. Net realized gains (losses) on sales of futures options aggregated zero for the period June 1, 2007 through July 11, 2007 and for the period July 12, 2007 through May 31, 2008 and $0.1 million for the year ended May 31, 2007 and unrealized gains (losses) on outstanding futures options for the period June 1, 2007 through July 11, 2007, for the period July 12, 2007 through May 31, 2008 and for the year ended May 31, 2007, were nominal.

On August 7, 2007 and August 17, 2007, we entered into a series of interest rate swap agreements with an aggregate notional amount of $1,890.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and during August 2007 and March 2008, we entered into a series of interest rate swap agreements with an aggregate notional amount of €505.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,329.0 million) euro-denominated senior secured term loan facility. As of May 31, 2008, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated senior secured term loan facility was approximately an $10.2 million net unrealized gain, and the fair value of the interest rate swap agreements relating to our euro-denominated senior secured term loan facility was approximately €19.0 million (approximately $29.5 million) net unrealized loss.

Based on the Company’s overall interest rate exposure at May 31, 2008, including variable rate debt, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2008, would not have a material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period. Net realized gains (losses) on sales of futures options were nominal for the period from June 1, 2007 through May 31, 2008 and there were no outstanding futures options at May 31, 2008.

Foreign Currency Risk

Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that fluctuate. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates, except we have designated our €875.0 million (approximately $1,329.0 million) euro-denominated senior secured term loan facility as a hedge of our net investment in our European subsidiary. Our net investment in our European subsidiary at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). The difference of €363.0 million between the net investment and debt amount remained unhedged as of May 31, 2008. As a result of cash flow hedge treatment being applied, all gains and losses related to the derivative instrument are included in other comprehensive income. Effectiveness is tested quarterly to determine hedge treatment is still reasonable. The Company tests effectiveness on this net investment hedge by determining that the net investment in its European subsidiaries is greater than the outstanding debt balance. If the hedge is deemed ineffective, gains and losses will be recorded through the statement of operations.

Based on the Company’s overall exposure for foreign currency at May 31, 2008, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income (loss) or cash flows over a one-year period.

Item 8.	Financial Statements and Supplementary Data

BIOMET, INC.

INDEX TO FINANCIAL STATEMENTS

Index	Page Number

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm—Successor	75

Report of Independent Registered Public Accounting Firm—Predecessor	76

Consolidated Balance Sheets as of May 31, 2008 (Successor) and 2007 (Predecessor)	77

Consolidated Statements of Operations for the period June 1, 2007 to July 11, 2007 (Predecessor), July 12, 2007 to May 31, 2008 (Successor) and years ended May 31, 2007 (Predecessor) and 2006 (Predecessor)	78

Consolidated Statements of Shareholders’ Equity for the period June 1, 2007 to July 11 (Predecessor), 2007, July 12, 2007 to May 31, 2008 (Successor) and years ended May 31, 2007 (Predecessor) and 2006 (Predecessor)	79

Consolidated Statements of Cash Flows for the period June 1, 2007 to July 11 (Predecessor), 2007, July 12, 2007 to May 31, 2008 (Successor) and years ended May 31, 2007 (Predecessor) and 2006 (Predecessor)	80

Notes to Consolidated Financial Statements	81

Financial Statements Schedule:

Schedule II—Valuation and Qualifying Accounts	119

Quarterly Results	120

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biomet, Inc.

Warsaw, Indiana

We have audited the consolidated balance sheet of Biomet, Inc. and subsidiaries (“Biomet-successor”) as of May 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period July 12, 2007 through May 31, 2008. We have also audited the Biomet, Inc. and subsidiaries (“Biomet-predecessor”) consolidated statements of operations, shareholders’ equity and cash flows for the period June 1, 2007 through July 11, 2007. Our audit also included the financial statement schedule as of May 31, 2008 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Biomet-successor as of May 31, 2008, and the results of their operations and their cash flows for the period July 12, 2007 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for Biomet-predecessor present fairly, in all material respects, the results of their operations and their cash flows for the period June 1, 2007 through July 11, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of May 31, 2008, when considered in relation to the basic 2008 consolidated financial statements of Biomet-successor taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, LVB Acquisition, LLC acquired Biomet, Inc. and subsidiaries. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements as of and for the successor period ended May 31, 2008 are not comparable with prior periods.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana

August 28, 2008

Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Shareholders of Biomet, Inc.:

We have audited the accompanying consolidated balance sheet of Biomet, Inc. and subsidiaries as of May 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the index of Item 8 for the two years in the period ended May 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomet, Inc. and subsidiaries at May 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the two years in the period ended May 31, 2007.

As discussed in Notes 9 and 8, respectively, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2007.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 25, 2007, except for Notes 5 and 12, as to which the date is April 29, 2008

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets.

(in millions)

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Assets
Current assets:
Cash and cash equivalents	$127.6	$105.1
Short-term investments	—	125.8
Accounts receivable, net	486.2	498.7
Income tax receivable	48.8	—
Inventories	539.7	540.4
Deferred income taxes	100.7	136.8
Prepaid expenses and other	46.7	45.0

Total current assets	1,349.7	1,451.8

Property, plant and equipment, net	640.9	427.4
Investments	41.3	43.0
Intangible assets, net	6,208.2	74.6
Other assets	118.9	12.7
Goodwill	5,422.8	448.4

Total assets	$13,781.8	$2,457.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$75.4	$81.8
Accounts payable	83.7	68.7
Accrued interest	80.9	—
Accrued wages and commissions	79.1	80.3
FIN 48 liability	50.9	—
Other accrued expenses	194.5	115.1

Total current liabilities	564.5	345.9
Long-term liabilities:
Long-term debt	6,225.4	—
Deferred income taxes	2,112.5	21.2
Employee related obligations	40.0	41.6
Other long-term liabilities	3.1	—

Total liabilities	8,945.5	408.7
Shareholders’ equity:
Common shares	—	229.6
Additional paid-in capital	25.8	138.9
Contributed capital	5,521.9	—
Retained earnings (accumulated deficit)	(964.2)	1,634.7
Accumulated other comprehensive income	252.8	46.0

Total shareholders’ equity	4,836.3	2,049.2

Total liabilities and shareholders’ equity	$13,781.8	$2,457.9

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations.

(in millions)

	For the Periods		For the Years Ended May 31,
	2008		2007	2006
	July 12, 2007 – May 31, 2008 (Successor)	June 1, 2007 – July 11, 2007 (Predecessor)	(Predecessor)	(Predecessor)
Net sales	$2,134.5	$248.8	$2,107.4	$2,025.7
Cost of sales	814.7	102.3	642.3	582.1

Gross margin	1,319.8	146.5	1,465.1	1,443.6
Selling, general and administrative expense	1,097.6	194.2	881.1	750.2
Research and development expense	82.2	34.0	85.6	74.8
In-process research and development	479.0	—	—	—
Amortization	329.3	0.5	8.8	10.2

Operating income (loss)	(668.3)	(82.2)	489.6	608.4
Interest expense, net	(516.3)	(0.3)	(9.3)	(11.7)
Other income (expense)	(9.7)	0.6	21.3	14.3

Other income (expense), net	(526.0)	0.3	12.0	2.6
Income (loss) before income taxes	(1,194.3)	(81.9)	501.6	611.0
Provision (benefit) for income taxes	(230.1)	(27.3)	165.7	205.1

Net income (loss)	$(964.2)	$(54.6)	$335.9	$405.9

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity.

(in millions)

	Common Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at June 1, 2005	249.9	$188.2	$112.3	$1,245.1	$23.2	$1,568.8

Net income	—	—	—	405.9	—	405.9
Change in unrealized holding value on investments, net of $0.6 tax effect	—	—	—	—	1.1	1.1
Reclassification adjustment for losses included in net income, net of $0.3 tax effect	—	—	—	—	(0.7)	(0.7)
Currency translation adjustments	—	—	—	—	(5.9)	(5.9)

Comprehensive income	—	—	—	—	—	400.4

Exercise of stock options	1.1	23.0	—	—	—	23.0
Compensation expense	—	—	2.0	—	—	2.0
Excess tax benefit from exercise of stock options	—	—	2.2	—	—	2.2
Purchase of shares	(6.0)	(4.5)	(1.6)	(209.2)	—	(215.3)
Cash dividends	—	—	—	(62.5)	—	(62.5)
Other	—	—	1.6	—	—	1.6

Balance at May 31, 2006	245.0	206.7	116.5	1,379.3	17.7	1,720.2

Net income	—	—	—	335.9	—	335.9
Change in unrealized holding value on investments, net of $0.8 tax effect	—	—	—	—	1.6	1.6
Reclassification adjustment for losses included in net income, net of tax effect	—	—	—	—	(0.1)	(0.1)
Currency translation adjustments	—	—	—	—	43.4	43.4

Comprehensive income	—	—	—	—	—	380.8

Employee defined benefit plan, net of $6.3 tax effect	—	—	—	—	(16.6)	(16.6)
Exercise of stock options	0.9	23.1	—	—	—	23.1
Compensation expense	—	—	17.7	—	—	17.7
Excess tax benefit from exercise of stock options	—	—	3.2	—	—	3.2
Purchase of shares	(0.2)	(0.2)	(0.1)	(7.0)	—	(7.3)
Cash dividends	—	—	—	(73.5)	—	(73.5)
Other	—	—	1.6	—	—	1.6

Balance at May 31, 2007	245.7	229.6	138.9	1,634.7	46.0	2,049.2

Net loss for the period June 1, 2007 to July 11, 2007	—	—	—	(54.6)	—	(54.6)
Currency translation adjustments	—	—	—	—	(6.6)	(6.6)

Comprehensive loss	—	—	—	—	—	(61.2)

Adoption of FIN 48	—	—	—	(9.2)	—	(9.2)
Excess tax benefit from exercise of stock options	—	—	3.9	—	—	3.9
Purchase of shares	(1.0)	(2.1)	(0.7)	—	—	(2.8)
Effect of merger	(244.7)	(227.5)	(142.1)	(1,570.9)	(39.4)	(1,979.9)
Net loss for the period July 12, 2007 to May 31, 2008	—	—	—	(964.2)	—	(964.2)
Change in unrealized holding value on available for sale securities	—	—	—	—	(3.8)	(3.8)
Interest rate swap unrealized loss, net of $(7.2) tax effect	—	—	—	—	(12.1)	(12.1)
Foreign currency related gains	—	—	—	—	267.1	267.1
Employee defined benefit plan	—	—	—	—	1.6	1.6

Comprehensive loss	—	—	—	—	—	(711.4)

Contributed capital	—	5,521.9	—	—	—	5,521.9
Compensation expense	—	—	25.8	—	—	25.8

Balance at May 31, 2008	—	$5,521.9	$25.8	$(964.2)	$252.8	$4,836.3

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows.

(in millions)

	For the Periods		For the Years Ended May 31,
	2008		2007	2006
	July 12, 2007– May 31, 2008 (Successor)	June 1, 2007– July 11, 2007 (Predecessor)	(Predecessor)	(Predecessor)
Cash flows from (used in) operating activities:
Net income (loss)	$(964.2)	$(54.6)	$335.9	$405.9
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	461.0	9.3	97.0	82.2
Amortization of deferred financing costs	7.7	—	—	—
Amortization of premium on bonds	(0.4)	—	—	—
In-process research and development charge	479.0	—	—	—
Stock based compensation expense	25.8	—	17.7	2.0
Inventory step-up related to merger	160.3	—	—	—
Provision for inventory obsolescence	7.7	—	—	—
Loss on sale of investments, net	—	(7.0)	—	—
Deferred income taxes	(27.5)	76.7	(61.8)	(4.4)
Other	—	—	(2.4)	1.1
Tax benefit from exercise of stock options	—	—	—	2.2
Excess tax benefit from exercise of stock options	—	(3.9)	(3.2)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14.9)	5.8	22.0	(31.3)
Inventories	5.7	(12.0)	7.9	(69.7)
Prepaid expenses	25.2	—	—	—
Accounts payable	13.4	(1.6)	2.8	4.0
Accrued (refundable) income taxes	(17.8)	—	11.6	—
Accrued interest	80.9	—	—	—
Other	(53.0)	46.7	12.3	21.4

Net cash from operating activities	188.9	59.4	439.8	413.4
Cash flows from (used in) investing activities:
Net proceeds (purchases) from sale and purchase of investments	84.7	42.8	(64.7)	(12.8)
Capital expenditures	(167.9)	(22.0)	(142.5)	(108.9)
Acquisitions, net of cash acquired	(0.4)	(9.8)	—	—
Acquisition of Biomet, Inc.	(11,638.2)	—	—	—
Other	—	—	(6.5)	1.0

Net cash from (used in) investing activities	(11,721.8)	11.0	(213.7)	(120.7)
Cash flows from (used in) financing activities:
Debt:
Decrease in short-term borrowings	(51.0)	—	(196.8)	(2.7)
Proceeds (payments) under amended revolving credit agreement	(134.6)	0.2	—	—
Payments under senior secured credit facility	(18.3)	—	—	—
Proceeds from long-term debt—merger	6,250.7	—	—	—
Payment of deferred financing costs	(87.1)	—	—	—
Equity:		—	—	—
Capital contributions	5,521.9	—	—	—
Issuance of common shares	—	—	23.1	23.0
Cash dividends	—	—	(73.5)	(62.5)
Purchase of common shares	—	(2.8)	(7.3)	(215.3)
Excess tax benefit from exercise of stock options	—	3.9	3.2	—

Net cash from (used in) financing activities	11,481.6	1.3	(251.3)	(257.5)
Effect of exchange rate changes on cash	2.0	0.1	4.3	(0.6)
Increase (decrease) in cash and cash equivalents	(49.3)	71.8	(20.9)	34.6
Cash and cash equivalents, beginning of period	176.9	105.1	126.0	91.4

Cash and cash equivalents, end of period	$127.6	$176.9	$105.1	$126.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$387.3	$—	$9.4	$11.3

Income taxes	$52.0	$—	$188.8	$216.4

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1—Merger.

On December 18, 2006, Biomet, Inc. (“Biomet” or “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., Goldman Sachs Investments Ltd., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors contributed $5,387.5 million of equity in connection with the Transactions (as defined below).

Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer” and together with the Merger, the “Transactions”), to purchase all of Biomet’s outstanding common shares, without par value (the “Shares”), at a price of $46.00 per share (the “Offer Price”), without interest and less any required withholding taxes. The Offer expired at 12:00 midnight, New York City time, on July 11, 2007, with 82.4% of the outstanding Shares having been tendered to Purchaser. On July 17, 2007, Purchaser completed its purchase of the tendered shares for $9,319.7 million.

In connection with the closing of the Offer, all outstanding options to purchase shares under Biomet’s stock plans (each an “Option”), vested or unvested, were cancelled and each Option holder was paid an amount in cash equal to the excess, if any, of the Offer Price over the applicable option exercise price for each share subject to an Option, less any required withholding taxes.

In connection with the Offer, Purchaser entered into a credit agreement dated July 11, 2007 (“Merger Date”) for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. Additional financing for the Offer was provided in the form of equity contributions from the Sponsors, which collectively caused $5,197.0 million to be contributed as equity to LVB Acquisition Holding, LLC, (“Holding”), concurrently with the funding of the Tender Facility. Holding, which owned 100% of the outstanding equity interests in LVB at the time of the Offer, contributed such funds to LVB, which in turn contributed such funds to Purchaser.

As a result of Purchaser having acquired 82.4% of the outstanding shares pursuant to the Offer, Biomet called a special meeting of shareholders to vote upon the Merger. At this meeting, LVB and Purchaser voted all of their shares to approve the Merger. At the effective time of the Merger (the “Effective Time”), each share, other than the shares owned by LVB or Purchaser immediately prior to the Effective Time, were cancelled automatically, ceased to exist and converted into the right to receive the Offer Price, without interest and less any required withholding taxes. Additional funds necessary to complete the Merger were funded using equity contributions by certain of Biomet’s directors and equity contribution or rollover of existing equity interests by certain of Biomet’s executive officers and members of Biomet’s senior management, an offering of high-yield debt securities, initial borrowings under Biomet’s new $2,340.0 million senior secured term loan facility, €875 million euro-denominated senior secured term loan facility, $400.0 million senior secured cash flow revolving facility, and $350.0 million asset based revolving credit facility, proceeds from offering of $775.0 million senior cash pay notes due 2017, $775.0 million senior toggle notes due 2017, $1,015.0 million senior subordinated notes due 2017, its cash on hand and additional equity contributions by the Sponsors.

On September 5, 2007, Biomet’s shareholders approved the Merger Agreement and on September 25, 2007, LVB completed the acquisition of Biomet through the merger of Purchaser with and into Biomet. As a result of the Merger, Biomet became a 99.9% subsidiary of LVB. The remaining 0.1% was a purchase of common stock by Company management as a result of the LVB Acquisition Management Shareholder Agreement.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 1—Merger, Continued

In the Merger, each share, other than the shares owned by LVB or Purchaser immediately prior to the effective time of the Merger, was converted into the right to receive $46.00 per share, without interest and less any required withholding taxes. The aggregate consideration paid by the Purchaser was $11.6 billion, consisting of Company common stock valued at $11.3 billion (100% ownership), $57.0 million of cash, and $344.0 million of fees and expenses.

On June 13, 2007 the Company filed with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) pursuant to the Securities Exchange Act of 1934, as amended. In the Schedule 14D-9 the Company disclosed the Board of Directors’ unanimous recommendation that shareholders tender their shares of common stock into the Offer, or otherwise vote to approve the Merger.

The primary reason for the acquisition is to support the Company’s initiative to enhance its position as a leading orthopedic medical device company by pursuing the following strategic initiatives: continue to develop and launch new products and technologies, enhance surgeon customer relationships through product performance and innovation, expand its global reach, focus on operational efficiency and maximize free cash flows.

The Merger was accounted for under the purchase method of accounting pursuant to Statements of Financial Accounting Standards (SFAS) 141, Business Combinations. Accordingly, the effect of the Merger has been included in the Company’s consolidated statement of operations subsequent to the Merger Date, and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated balance sheet as of the Merger Date, with the excess purchase price recorded as goodwill.

As of July 12, 2007, the effective date of the Merger, the Successor Company began operating under a new basis of accounting for its financial statements. Because of the new basis of accounting, the Predecessor Company’s historical financial information is not comparable to the Successor Company’s financial information for periods after July 11, 2007.

The Company has preliminarily allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. On July 11, 2007 82.4% of the step up was recorded and combined with 17.6% of the Predecessor company. On September 25, 2007 the remaining fair value step-up of 17.6% was recorded. See summary below of the allocation of the purchase price:

(In millions)
Cash and cash equivalents	$57.0
Short-term investments	126.0
Accounts receivable	494.0
Inventories	714.3
Deferred tax assets	60.6
Prepaids and other assets	134.4
Property, plant and equipment	608.0
In-process research and development	479.0
Intangible assets	6,304.5
Goodwill	5,303.0
Deferred tax liabilities	(2,184.9)
Other liabilities	(463.0)

Purchase Price	$11,632.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 1—Merger, Continued.

The preliminary purchase price allocation was based on information currently available to the Company, and expectations, assumptions, and valuation methodologies deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. For these reasons, among others, the actual results may vary from the projected results. Goodwill recorded as a result of the Merger is not deductible for income tax purposes. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the completion of the acquisition. The primary area of the purchase price allocation that is not yet finalized relates to income taxes. To the extent that the estimates need to be adjusted, the Company will do so.

In-process research and development (IPRD) products are at a stage of development that require further research and development to determine technical feasibility and commercial viability. IPRD valued in the amount of $479.0 million pertains to technology that was not technologically feasible at the date of acquisition and had no future alternative use. The fair value of the IPRD was determined based on the excess earnings method of projected revenues. The fair value was allocated to all business units which involve our four product segments: reconstructive, fixation, spinal, and other products. The significant assumptions made by management and used in the model were revenue projections for each project, project timing, discount rates used, and the related costs to complete each project. The IPRD does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

IPRD projects for Biomet Orthopedics focus on the utilization of new materials, new methods for fabricating existing materials, and new geometries of both new and existing materials to enhance function, durability and bony fixation for orthopedic implant devices primarily focused in the area of partial and total joint replacement. IPRD projects also focus in the area of innovative methods for surgically implanting orthopedic implant devices. Orthopedics had 43 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general anticipated completion dates ranging from the first quarter of fiscal 2009 to the third quarter of fiscal 2010. The estimated costs to complete these IPRD projects for Biomet Orthopedics as of the date of the acquisition were $51.0 million. IPRD projects for Biomet Orthopedics averaged 30% completion as of the acquisition date.

IPRD projects for Biomet Trauma and Biomet Spine (BTBS) are primarily related to addressing unmet needs in the musculoskeletal market utilizing both traditional and new technologies. BTBS had 47 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general projected completion dates ranging from the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The estimated costs to complete these IPRD projects for BTBS as of the date of the acquisition were $33.0 million. IPRD projects for BTBS averaged 75% completion as of the acquisition date.

IPRD projects for Biomet Europe focus primarily on improvements to joint replacement implants, such as wear resistant bearing combinations for hip replacement, total and partial knee prostheses with improved kinematic performance, novel shoulder implants for improved stability and range of motion and development of instrumentation with improved accuracy and ergonomics. Biomet Europe had 85 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having anticipated completion dates ranging from the first quarter of fiscal 2009 to the second quarter of fiscal 2013. The estimated costs to complete these IPRD projects for Europe as of the date of the acquisition were $15.0 million. IPRD projects for Biomet Europe averaged 50% completion as of the acquisition date.

IPRD projects for Biomet Biologics focus primarily on producing new devices and applications to use autologous materials for regenerative tissue therapies. Biologics had 12 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having anticipated completion dates ranging

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 1—Merger, Continued.

from the third quarter of fiscal 2009 through the fourth quarter of fiscal 2011. The estimated costs to complete these IPRD projects for Biologics as of the date of the acquisition were $13.0 million. IPRD projects for Biologics averaged 50% completion as of the acquisition date.

IPRD projects for Biomet Sports Medicine focus on the utilization of new technologies, materials and devices to primarily treat soft tissues defects in tendons, ligaments and cartilage. This is accomplished through arthroscopic application of fixation devices and biomaterials. Sports Medicine had 16 projects in development as of July 11, 2007. The estimated costs to complete Sports Medicine’s IPRD as of the date of the acquisition were $1.0 million. The projects averaged 50% completion as of the date of the acquisition and have been fully completed by May 31, 2008.

IPRD projects for Biomet 3i focus on the development of intraoral rehabilitation, generally in the area of dental implants, associated components, surgical instrumentation and regenerative therapies necessary for the placement of the implants. Biomet 3i had 22 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general projected completion dates ranging from the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The estimated costs to complete Biomet 3i’s IPRD as of the date of the acquisition were $8.0 million. The projects were estimated to be 35% complete as of the acquisition date.

Proforma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of each of fiscal year 2008 and 2007. The selected unaudited pro forma consolidated results of operations presented below reflect the purchase method of accounting and have been adjusted for the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets. Interest expense and interest income have been adjusted to coincide with the post acquisition cash and debt balances of the combined Company. Income taxes have also been adjusted to reflect an estimated annual effective tax rate. The pro forma information has not been adjusted for any operating synergies or other anticipated cost savings that may result from the merger. As a result, these unaudited pro forma consolidated results of operations may not be indicative of the historical results that may have been achieved had the companies been combined during the periods presented and is not intended to be a projection of future results.

(in millions, unaudited)	Year Ended May 31, 2008	Year Ended May 31, 2007
Revenue	$2,383.3	$2,107.4
Income before provision (benefit) for income taxes	$(1,374.2)	$(1,169.4)
Net income (loss)	$(1,081.2)	$(736.7)

The unaudited pro forma consolidated results of operations for the year ended May 31, 2008 includes nonrecurring items including, in-process research and development, financing fees related to the Merger, additional cost of sales due to the inventory step-up, costs to settle in-the-money stock options as a result of the Merger and the tax effect of such items. Goodwill established in the Merger is not tax deductible.

Note 2—Summary of Significant Accounting Policies and Nature of Operations.

General—The Company is one of the largest orthopedic medical device companies in the United States and worldwide with operations in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For approximately 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Products—The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major market categories: Reconstructive Products, Fixation Devices, Spinal Products and Other Products. The Company has three reportable geographic segments: United States, Europe and International.

Reconstructive—Reconstructive products include implants and instrumentation for replacing knees and hips as well as extremity joints that have deteriorated due to disease (principally osteoarthritis) or injury. This category also includes our dental reconstructive business, which includes implants and abutments, augmented by a growing line of our other reconstructive products such as regenerative products, accessories and biologic products.

Fixation—Fixation devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Electrical stimulation devices used in trauma indications offer implantable and non-invasive options to stimulate bone growth. Other products include internal fixation devices (such as nails, plates, screws, pins and wires used to stabilize traumatic bone injuries), external fixation devices (used to stabilize fractures when alternative methods of fixation are not suitable), craniomaxillofacial fixation systems and bone substitute materials.

Spinal—Spinal products include devices and instrumentation for repairing defects or wear and tear in the vertebral column. Key products in this category include implantable and non-invasive electrical stimulation devices for spinal indications (used to enhance bone fusion success), spinal fixation systems used to stabilize the spine, bone substitute materials and allograft services used in spinal fusion procedures, as well as motion preservation systems.

Other—The Company manufactures and distributes a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the “Company” or “Biomet”). The consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s financial position as of May 31, 2008 and results of operations for the period July 12, 2007 through May 31, 2008 are not comparative to the Company’s financial position and results of operations for periods prior to July 12, 2007 because of the new basis of accounting resulting from the Transaction. Minority interest created as a result of the merger for the period July 12, 2007 to September 25, 2007 was not material. Also the Company eliminated a one month reporting lag with its foreign subsidiaries as of the acquisition date.

Translation of Foreign Currency—Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their fiscal period. Revenues and expenses are translated at the weighted average exchange rates during the period. Translation gains and losses are accumulated within other comprehensive

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries are recorded in cost of goods sold. Other foreign currency exchange gains and losses that do not involve the movement of product and are not material, are included in other income (expense), net.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less at the acquisition date to be cash equivalents.

Investments—The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents or investments. The Company accounts for its investments in debt and equity securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other- than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income by writing that investment down to market value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Risk Management

Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in European subsidiaries with the issuance of a €875.0 million principal amount term loan on September 25, 2007. The Company’s net investment in European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2008 the difference between the net investment and the currently outstanding principal amount of €367.0, remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining that the net investment in our European subsidiaries is greater than the outstanding debt balance. Any ineffectiveness is recorded through the income statement.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

Interest Rate Instruments—The Company entered into interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euro on September 25, 2007 and March 25, 2008 as a means of fixing the interest rate on portions of our floating-rate debt instruments. See the table below for existing contracts:

Structure	Currency	Notional Amount	Termination Date	Fair Value at May 31, 2008 Asset (Liability)
1 year	Euro	€50.0	September 25, 2008	$0.1
2 year	Euro	75.0	September 25, 2009	0.8
3 year	Euro	75.0	September 25, 2010	1.0
	Euro	50.0	March 25, 2011	1.7
4 year	Euro	75.0	September 25, 2011	1.0
	Euro	40.0	March 25, 2012	1.5
5 year	Euro	230.0	September 25, 2012	2.5
	Euro	40.0	March 25, 2013	1.7
1 year	USD	$130.0	September 25, 2008	(1.0)
2 year	USD	195.0	September 25, 2009	(4.9)
	USD	150.0	March 25, 2010	2.6
3 year	USD	195.0	September 25, 2010	(6.0)
	USD	110.0	March 25, 2011	3.1
4 year	USD	195.0	September 25, 2011	(8.1)
	USD	140.0	March 25, 2012	4.9
5 year	USD	585.0	September 25, 2012	(27.5)
	USD	190.0	March 25, 2013	7.3

Total				$(19.3)

The interest rate swap liability at May 31, 2008 was $19.3 million and is included in other current liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instrument are included in other comprehensive income. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. Those unrealized gains and losses recorded in other comprehensive income would be required to be reclassified to the statement of operations if at any time the contracts are deemed ineffective, upon maturity of the contracts, or calling the contracts early.* The Company did not enter into derivative instruments prior to fiscal 2008.

*	Amount of ineffectiveness recognized in operations was not material for any period presented.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

Comprehensive Income—Total comprehensive income combines reported net income (loss) and foreign currency translation adjustments, unrealized appreciation/depreciation of available-for-sale securities, unrealized gain and losses related to the net investment in the Euro term loan, and unrecognized actuarial loss on pension assets and interest rate swap derivatives. Total other comprehensive income (loss) and the related components are included in the table below:

	As of May 31, 2008 (Successor)	As of May 31, 2007 (Predecessor)
Other comprehensive income (loss) (net of tax):
Unrecognized actuarial gain (loss) on pension assets	$1.6	$(16.6)
Foreign currency gains	267.1	63.2
Unrealized loss on interest rate swaps, net of tax	(12.1)	—
Unrealized loss on available-for-sale securities	(3.8)	(0.6)

Total	$252.8	$46.0

Concentrations of Credit Risk and Allowance for Doubtful Receivables—The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers and physicians. The Company maintains an allowance for doubtful receivables based on estimated collection rates and charges actual losses to the allowance when incurred. The estimated collection rates require management judgment.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, investments, receivables, short-term borrowings, derivative instruments, and variable and fixed rate debt that meet the definition of a financial instrument approximate fair value.

Other loss contingencies—We have a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us. Product liability claims are routinely reviewed by our insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Revenue Recognition—The Company sells product through four principle channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. Revenue is recognized on sales to

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for the periods June 1, 2007 to July 11, 2007, July 12, 2007 to May 31, 2008, and the years ended May 31, 2007 and 2006.

Advertising—Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses were $0.6 million, $11.5 million, $10.1 million and $15 million, for the period June 1, 2007 to July 11, 2007, for the period July 12, 2007 to May 31, 2008, and for the fiscal years ended May 31, 2007 and 2006, respectively.

Research and Development—Research and development costs are charged to expense as incurred. In-process research and development (IPRD) is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S. Food and Drug Administration and have no alternative future use, consistent with SFAS 2, Accounting for Research and Development Costs, and Financial Accounting Standards Board Interpretation 4, Applicability of SFAS 2 to Business Combinations.

Income Taxes—The Company records income tax estimates in accordance with SFAS 109, Accounting for Income Taxes; however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. The Company does not believe any audit finding could materially affect its financial position; however, there could be a material impact on our consolidated results of operations and cash flows of a given period.

Effective June 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

Management’s Estimates and Assumptions—In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates.

Change in Accounting Principle—As of the Merger date, the Company eliminated the one-month lag in reporting for certain subsidiaries in Europe and International. The elimination of the one-month lag is considered a change in accounting principle adopted in conjunction with the Merger and was applied prospectively. The effect of the elimination is not considered material to the consolidated financial statements as of May 31, 2008, and for the period from July 12, 2007 to May 31, 2008.

Recent Accounting Pronouncements

SFAS 141R—In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

SFAS 157—In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning June 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. The Company does not expect the implementation of SFAS 157 to have a material impact on the consolidated financial statements. The Company does not expect the adoption of SFAS 157 to have a material impact to be immaterial to the consolidated financial statements.

SFAS 159—In February 2007, the FASB issued SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. On June 1, 2008 the Company will adopt SFAS 159 and expect the impact to be immaterial to the consolidated financial statements.

SFAS 160—In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

SFAS 161—In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

Emerging Issues Task Force (EITF) 07-3—In June 2007, the FASB Emerging Issues Task Force issued EITF-07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company will adopt EITF 07-3 and expect the impact to be immaterial to the consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of April 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its consolidated financial statements.

Note 3—Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Raw materials	$89.6	$77.7
Work-in-process	57.9	70.5
Finished goods	155.9	214.7
Consigned distributor	236.3	177.5

Inventories	$539.7	$540.4

Note 4—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Related maintenance and repairs are expensed as incurred. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset over fair value. Depreciation on instruments is included within cost of sales. Property, plant and equipment consisted of the following:

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Land and land improvements	$49.3	$28.2
Buildings and leasehold improvements	125.5	170.2
Machinery and equipment	246.6	362.3
Instruments	323.9	221.2
Construction in progress	13.5	—

Total property, plant and equipment	758.8	781.9
Accumulated depreciation	(117.9)	(354.5)

Total property, plant, and equipment, net	$640.9	$427.4

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 5—Investments

At May 31, 2008, the Company’s investment securities were classified as follows:

	(Successor)
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(3.8)	$32.5
Equity securities	0.7	0.1	—	0.8
Mortgage-backed securities	5.9	—	(0.1)	5.8

Total available-for-sale	42.9	0.1	(3.9)	39.1

Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$45.1	$0.1	$(3.9)	$41.3

At May 31, 2007, the Company’s investment securities were classified as follows:

	(Predecessor)
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$128.4	—	$(0.4)	$128.0
Equity securities	9.4	$0.9	(0.1)	10.2
Mortgage-backed securities	28.9	—	(1.4)	27.5

Total available-for-sale	166.7	0.9	(1.9)	$165.7

Held-to-maturity:
Debt securities	3.0	—	(0.1)	2.9
Mortgage-backed obligations	0.1	—	—	0.1

Total held-to-maturity	3.1	—	(0.1)	3.0

Certificates of deposit	0.3	—	—	0.3

Total	$170.1	$0.9	$(2.0)	$169.0

The Company had auction-rate securities (ARS) which were originally recorded in cash and cash equivalents at May 31, 2007 and 2006 and were reclassified to the appropriate short-term and long-term investment category. These reclassifications also impacted net proceeds (purchases) from the sale and purchase of investments within the investing section of the consolidated statements of cash flows for the years ended May 31, 2007 and 2006.

The net proceeds (purchases) from sales (purchases) of available-for-sale securities were $84.7 million, $42.8 million, $(64.7) million, and $(12.8) million for the periods July 12, 2007 to May 31, 2008, June 1, 2007 to July 11, 2007, and years ended May 31, 2007 and 2006, respectively. There were no sales of held-to-maturity securities for the periods June 1, 2007 to July 11, 2007, July 12, 2007 to May 31, 2008, and years ended May 31, 2007 and 2006. The cost of marketable securities sold is determined by the specific identification method. For

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 5—Investments, Continued.

the periods July 12, 2007 to May 31, 2008, June 1, 2007 to July 11, 2007, and years ended May 31, 2007 and 2006, net realized gains and (losses) on sales of available-for-sale securities were $0.3 million, $0.1 million, $2.4 million and $0.3 million. The Company’s investment securities at May 31, 2008 include $0.7 million of certificates of deposit, $34.3 million of debt securities, and $5.8 million of mortgage-backed securities, all maturing past one year, and $0.8 million of equity securities.

As of May 31, 2008, the Company held ARSs of $30.8 million. They are AAA rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its ARSs until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops) or the notes are redeemed. These ARSs have been classified as long-term available-for-sale securities as of May 31, 2008 because of the inability to predict when the market will stabilize. A significant portion of these ARSs are held by the Company’s captive insurance company as part of their required capital. The securities continue to earn and be paid interest at the maximum contractual rate.

The Company has evaluated these securities for temporary or other-than-temporary impairment at May 31, 2008. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. Our conclusion is that the securities are temporarily impaired as of May 31, 2008 therefore a temporary impairment charge was taken to other comprehensive income in the amount of $3.2 million at May 31, 2008 leaving a balance of $30.8 million of ARS at May 31, 2008.

The Company reviews its impairments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin Topic 5, Miscellaneous Accounting and Financial Accounting Standards Board Staff Position, SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if the impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near term prospects of the issuer or insurer and, (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment income (included in other income, net) consists of the following:

	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)	Year Ended May 31, 2006 (Predecessor)
Interest income	$5.9	$1.3	$8.1	$6.9
Dividend income	0.5	0.1	1.6	1.9
Net realized gains	(0.2)	0.6	9.1	5.6

Total	$6.2	$2.0	$18.8	$14.4

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 6—Goodwill and Other Intangible Assets.

The Company follows SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill, indefinite, and finite lived intangible assets are not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. The balance of goodwill as of May 31, 2008 and May 31, 2007 was $5,422.8 million and $448.4 million, respectively. The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life.

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)

	United States	Europe	International	Total
Balance at June 1, 2006 (Predecessor)	$246.0	$190.7	$4.7	$441.4
Goodwill acquired	—	1.9	—	1.9
Currency translation	—	4.9	0.2	5.1

Balance at May 31, 2007 (Predecessor)	246.0	197.5	4.9	448.4

Goodwill acquired through acquisition of Biomet, Inc.	3,567.1	1,244.1	491.8	5,303.0
Currency translation	—	95.1	24.7	119.8

Balance at May 31, 2008 (Successor)	$3,567.1	$1,339.2	$516.5	$5,422.8

Intangible assets consist of the following at May 31, 2008 and May 31, 2007:

	May 31, 2008 (Successor)		Net Carrying Amount	May 31, 2007 (Predecessor)		Net Carrying Amount
	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Core Technology	$2,080.6	$(93.8)	$1,986.8	—	—	—
Completed Technology	720.4	(47.5)	672.9	$53.7	$(19.2)	$34.5
Product Trade Names	178.0	(8.5)	169.5	3.6	(1.1)	2.5
Non-competes and other	—	—	—	4.9	(3.0)	1.9
Customer Relationships	2,917.5	(173.1)	2,744.4	16.5	(8.3)	8.2

Sub-total	$5,896.5	$(322.9)	$5,573.6	$78.7	$(31.6)	$47.1
Corporate Trade Names	408.0	—	408.0	27.5	—	27.5
Currency translation	233.0	(6.4)	226.6	—	—	—

Total	$6,537.5	$(329.3)	$6,208.2	$106.2	$(31.6)	$74.6

The weighted average useful life of the intangibles at May 31, 2008 is as follows:

Weighted Average Useful Life
Core Technology	20 Years
Completed Technology	14 Years
Product Trade Names	18 Years
Customer Relationships	19 Years
Corporate Trade Names	Indefinite life

Expected amortization expense for the years ended May 31, 2009 through 2013 is $376.0 million, $373.9 million, $365.1 million, $357.2 million, and $348.9 million, respectively.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 7—Debt.

Bank Borrowing—In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the Tender Facility, maturing on June 6, 2008, and pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses.

The Company refinanced all amounts borrowed under the Tender Facility at the closing of the Merger on September 25, 2007 (the “Closing Date”). On the Closing Date, the Company refinanced the Tender Facility with senior secured credit facilities (which included, term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based facility is guaranteed by the Company and secured, subject to certain exceptions by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts and certain related intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (Payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The terms and book value of each instrument at May 31, 2008 are:

	Maturity Date	Interest Rate	Currency	May 31, 2008	Premium on Notes at May 31, 2008
Debt Instruments
European facilities		Primarily	Euro	€29.9	—
		EuriBor + 1.40%		$46.6
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars	$2,328.3	—
Term loan facility	March 25, 2015	EuriBor +	Euro	€870.6	—
		3.00%		$1,355.2
Cash flow revolving credit facility	September 25, 2013	Libor + 2.75%	US Dollars	—	—
Cash flow revolving credit facility	September 25, 2013	EuriBor + 2.75%	Euro	—	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.75%	US Dollars	—	—
Senior cash pay notes	October 15, 2017	10%	US Dollars	$775.0	$2.2
Senior toggle notes	October 15, 2017	10 3/8%/11 1/8%	US Dollars	$775.0	$1.2
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars	$1,015.0	$2.3

A portion of the debt above is based on Libor and EuriBor rates which fluctuate regularly. As of May 31, 2008 the 3-month Libor and EuriBor were 2.68% and 4.86%, respectively. The term loan facilities require quarterly principal payments equal to one quarter percent of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. On March 31, 2008 and December 31, 2007, the Company made required payments to both term loan facilities, $5.9 million for the U.S. denominated facility and $3.2 million for the Euro denominated facility. The cash flow and asset-based revolvers and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent for disclosure purposes, we used a currency conversion rate of 1 Euro to $1.5566, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2008 as published in The Wall Street Journal.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 7—Debt, Continued.

At May 31, 2008 and 2007, short-term borrowings consist of the following:

(in millions)	2008 (Successor)	2007 (Predecessor)
Senior secured credit facilities	$37.0	—
Biomet Europe facilities	38.4	$31.6
Bank line of credit—Biomet Japan	—	50.2

Total	$75.4	$81.8

Summarized in the table below are our long-term obligations as of May 31, 2008:

	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
	(in millions)
Long-term debt (including current maturities)	$6,300.8	$75.4	$74.0	$74.0	$6,077.4

Note 8—Retirement and Pension Plans.

The Company has a defined contribution profit sharing plan which covers substantially all of the Team Members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches up to 75% of the Team Member’s contribution up to a maximum of 5% of the Team Member’s compensation. The amounts expensed under this profit sharing plan for the periods June 1, 2007 to July 11, 2007 and July 12, 2007 to May 31, 2008 and for the years ended May 31, 2007, and 2006 were $0.9 million, $8.1 million, $4.9 million and $6.3 million, respectively.

The Company has an Employee Stock Bonus Plan for eligible Team Members of the Company and certain subsidiaries under which participants may elect to contribute up to 10% of their annual compensation and the Company may make discretionary contributions on behalf of participants in the form of cash or stock. The Company has historically contributed to the plan up to 3% of an eligible Team Member’s compensation in the form of stock. The amounts expensed under this plan for the years ended May 31, 2007, and 2006 were $5.8 million and $6.6 million, respectively. Amount expensed under the plan from June 1, 2007 to July 11, 2007 were nominal. Subsequent to the merger, the Company makes cash contributions to the plan rather than contributing stock. On March 31, 2007, the Company merged this plan into the existing 401(k) plan. This did not affect the funding of this plan.

The Company sponsors various retirement and pension plans, including defined benefit plans for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on the employee’s compensation during the last several years before retirement and the number of years of service. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31, 2008 for fiscal 2008 and April 30, 2007 for fiscal 2007 as the measurement date.

In September 2006, the FASB issued SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R, which requires an employer to fully recognize the over-funded or under-funded status of its pension and other postretirement benefit plans as an asset or liability in its financial statements. In addition, the Company is required to recognize as a component of other comprehensive income (loss) the actuarial gains or losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit costs. The Company adopted SFAS 158 effective May 31, 2007. The incremental effect of applying SFAS No. 158 was a $16.6 million reduction in shareholders’ equity, net of deferred taxes.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 8—Retirement and Pension Plans, Continued.

Net periodic benefit costs for the Company’s defined benefit plans for 2008, 2007 and 2006 include the following components:

(in millions)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)	Year Ended May 31, 2006 (Predecessor)
Net periodic benefit costs:
Service costs	$4.7	$0.6	$5.1	$3.7
Interest costs	6.0	0.8	5.3	4.3
Expected return on plan assets	(4.8)	(0.6)	(4.5)	(3.3)
Recognized actuarial losses	1.2	0.1	1.3	1.4

Net periodic benefit costs	$7.1	$0.9	$7.2	$6.1

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2008 and 2007 for the Company’s defined benefit retirement plans. The Company maintains no postretirement plans.

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$115.7	$98.9
Service costs	5.3	5.1
Interest costs	6.8	5.3
Plan participant contribution	2.7	2.3
Actuarial (gains)/losses	(10.0)	(3.0)
Benefits paid from plan	(3.5)	(2.6)
Effect of exchange rates	0.7	9.7

Projected benefit obligation—end of year	$117.7	$115.7

Accumulated benefit obligation	$77.0	$75.7

Change in Plan Assets
Plan assets at fair value—beginning of year	$74.1	$60.0
Actual return (loss) on plan assets	(1.1)	2.4
Company contribution	6.7	5.9
Plan participant contribution	2.7	2.3
Benefits paid from plan	(0.2)	(2.6)
Effect of exchange rates	(3.7)	6.1

Plan assets at fair value—end of year	78.5	$74.1
Funded status at end of year	40.0	$41.6

Amounts Recognized in the Company’s Balance Sheet consist of the following:

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Deferred income tax asset	$(8.9)	$(8.4)
Employee related obligations	40.0	41.6
Other comprehensive income (loss)	(1.6)	(16.6)

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 8—Retirement and Pension Plans, Continued.

Year ended May 31, 2009
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans
Amortization of net actuarial losses	$1.0

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following year.

	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)	Year Ended
			May 31, 2007 (Predecessor)	May 31, 2006 (Predecessor)
Discount rate	6.50%	6.50%	5.30%	5.03%
Expected long-term rate of return on plan assets	6.55%	6.55%	6.72%	7.17%
Rate increase in compensation levels	2.89%	2.89%	3.30%	3.13%

The projected future benefit payments from the Company’s defined benefit retirement plans are $3.1 million—2009, $3.2 million—2010, $3.3 million—2011, $3.5 million—2012, $3.6 million—2013 and $20.4 million—2014—2018. The Company expects to pay $7.1 million into the plans during fiscal year 2009. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.

The Company’s retirement plan asset allocation at May 31, 2008 was 47% to equity securities, 45% to debt securities, 7% to real estate, and 1% to other. The Company’s retirement plan asset allocation at April 30, 2007 was 41% to equity securities, 41% to debt securities, 8% to real estate, and 10% to other.

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

Note 9—Share-based Compensation and Stock Plans.

The Company adopted SFAS 123(R), Share-Based Payment, (SFAS 123R) to record share based payment expense on June 1, 2006 using the modified prospective method. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services. Prior to the Merger, the Company’s Board of Directors modified certain stock options to change the exercise price to the fair market value on the date it was granted by adding a cash component paid in January 2008 for the difference from the original grant price to the amended grant price of $46.00 per share (related to predecessor options). In addition, on July 11, 2007, the Predecessor’s Company’s Board of Directors cancelled all outstanding stock options and paid the difference between the amended grant price and $46.00 per share (the offering price) in cash in conjunction with the Merger (see Note 1). The total amount expensed related to Predecessor company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in our results of operations for the period June 1, 2007 to July 11, 2007.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Share-based Compensation and Stock Plans, Continued.

Share-based compensation expense recognized for the period from June 1, 2007 to July 11, 2007 was $112.8 million and for the period from July 12, 2007 to May 31, 2008 was $25.8 million. Share-based compensation expense recognized for the year ended May 31, 2007 was $17.7 million.

The following table summarizes stock option activity for the periods July 12, 2007 to May 31, 2008, June 1, 2007 to July 11, 2007 and the year ended May 31, 2007.

	Stock Options	Weighted Average Exercise Price
Predecessor:
Outstanding, June 1, 2006	9,162,956	$33.84
Granted	2,832,903	33.49
Exercised	(917,737)	26.13
Forfeitures/cancelled	(1,448,227)	34.75

Outstanding, May 31, 2007	9,629,895	34.34
Granted	—
Exercised	(298,557)	35.99
Forfeitures/cancelled	(9,331,338)	34.00
Successor:
Outstanding, July 12, 2007	—	—
Granted	31,855,000	10.00
Forfeitures/cancelled	(59,000)	10.00

Outstanding, May 31, 2008	31,796,000	$10.00

In November 2007, Parent authorized the issuance of approximately 37.5 million nonqualified stock options to key employees, directors, service providers, and consultants of Parent and its affiliates under the 2007 LVB Plan. Grants are consistent with the commitment to recognize and reward the recipients and to align their interests with its stakeholders. Stock options is granted with an exercise price equal to 100% of fair value of the underlying stock on the date of the grant and have 10-year terms. Vesting of these stock options are split into 3 categories: 1) Time Based Options: 50% of option grants generally vest ratably over 5 years, 2) Performance Based Options: 25% of stock option grants generally vest over 5 years, contingent upon the Company achieving certain EBITDA targets in each of those years, and 3) Accreting Exercise Price Options: 25% of stock options grants have exercise prices that will increase by 10% each year, and generally vest ratably over 5 years. The Company uses an attribution method to recognize compensation expense for stock options over the applicable vesting period.

The weighted average fair value of options granted during the period July 12, 2007 to May 31, 2008 and May 31, 2007 was $3.74 and $11.37, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for fiscal 2008 grants are generally based on historical volatility of our competitors, stock. For stock options granted during the year ended May 31, 2007, expected volatility was derived based on historical volatility of the Company’s stock. The fiscal 2008 risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fiscal 2007 risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. The Company did not declare dividends in fiscal 2008 and does not expect to declare dividends going forward, but rather invest excess cash in future operations. In fiscal 2007 a dividend yield is derived based on the historical dividend yield of the Company’s stock. In fiscal 2007 the expected term of the stock option was derived from historical employee exercise behavior.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Share-based Compensation and Stock Plans, Continued.

The fair value estimates are based on the following weighted average assumptions:

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Risk-free interest rate	3.27%	4.56%
Dividend yield	—	0.90%
Expected volatility	29.2%	32.0%
Expected life in years	6.21	5.41

The following table summarizes information about outstanding stock options as of May 31, 2008 and 2007, that were vested and those that were expected to vest, and that were currently exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2008 (Successor)	2007 (Predecessor)	2008 (Successor)	2007 (Predecessor)
Number of outstanding options	31,796,000	7,950,000	—	1,811,324
Weighted average remaining contractual life	6.4 years	7.2 years	5.2 years	1 year
Weighted average exercise price per share	$10.00	$34.34	$10.00	$34.02
Intrinsic value	$—	$73.8	$—	$17.4

Options outstanding at May 31, 2008 and 2007, were exercisable at $10.00 and from $11.57 to $48.27, respectively, and had a weighted average remaining contractual life of 5.2 years and 7.2 years, respectively. At May 31, 2008 and 2007 there were 5,683,500 and 3,234,286 shares available for future option grants, respectively. The following table summarizes information about stock options outstanding at May 31, 2007.

Range of Exercise Price	Number Outstanding	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
May 31, 2008 (Successor):
$ 10.00	31,796,000	5.2 years	$10.00	—	$10.00

May 31, 2007: (Predecessor)
$ 11.57-20.00	18,346	1.0 year	16.43	13,564	16.30
20.01-30.00	1,702,006	4.5 years	26.05	610,763	25.62
30.01-40.00	6,209,455	8.1 years	34.30	669,854	35.18
40.01-48.27	1,700,088	6.6 years	42.97	517,143	42.89

	9,629,895			1,811,324

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

The predecessor Company had various stock option plans in place prior to the Merger date: the 1992 Employee and Non-Employee Director Stock Option Plan; the 1992 Distributor Stock Option Plan: the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan, and the Biomet, Inc. 2006 Equity Incentive Plan. At May 31, 2007, the only plans with shares available for grant were the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan and the Biomet, Inc. 2006 Equity Incentive Plan.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Share-based Compensation and Stock Plans, Continued.

Under the stock option plans described above, options could be granted to key employees, non-employee directors and distributors, at the discretion of the Compensation Committee, and generally became exercisable in annual or biannual increments beginning one or two years after the date of grant in the case of employee options and in annual increments beginning at the date of grant for distributor options. In the case of options granted to an employee of the Company who was a 10% or more shareholder, the option price was an amount per share not less than 110% of the fair market value per share on the date of granting the option, as determined by the Compensation Committee. No options had been granted to employees who were 10% or more shareholders. The term of each option granted expired within the period prescribed by the Compensation Committee, but was not more than five years from the date the option was granted if the optionee was a 10% or more shareholder, and not more than ten years for all other optionees. All rights under the options automatically terminated upon the optionee’s separation from service with the Company, unless such separation results from retirement, disability or death. For the years ended May 31, 2007 and 2006, the amount of compensation expense applicable to options granted to distributors was not material to the consolidated financial statements. On the Merger date, all options granted under the plans described above were cancelled (See Note 1 above) and such plans no longer exist.

We also expect to grant LVB Options to our distributors, which are expected to be eligible to vest based on the achievement of specified sales targets. In 2008, the Board of Parent adopted an addendum to the 2007 LVB Plan, which provides for the grant of leveraged equity awards in Parent under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”) to certain of our European employees. LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non recourse loans from Parent, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan.

Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earlier of (1) the date participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award.

Prior to receiving shares of LVB common stock (whether pursuant to the exercise of LVB Options, purchased pursuant to an LVB Leveraged Award or otherwise), participants must execute a Management Stockholders’ Agreement , which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag along and drag along rights (and, with respect to certain senior members of management, limited re offer registration and preemptive rights).

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Share-based Compensation and Stock Plans, Continued.

	Year Ended May 31,
	2008 (Successor)		2007 (Predecessor)		2006 (Predecessor)
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Options granted with an exercise price equal to fair value at date of grant	31,855,000	$10.00	2,799,903	$33.49	1,100,845	$36.46
Options granted with an exercise price greater than fair value at date of grant	—	—	—	—	292,200	$34.85
Options granted with an exercise price less than fair value at date of grant	—	—	33,000	$34.44	1,485,556	$34.02

Note 10—Income Taxes (benefit).

The components of income (loss) before income taxes are as follows:

			Years Ended
(in millions)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)	May 31, 2007 (Predecessor)	May 31, 2007 (Predecessor)
Domestic	$(1,318.8)	$(81.1)	$405.2	$531.3
Foreign	124.5	(0.8)	96.4	79.7

Total	$(1,194.3)	$(81.9)	$501.6	$611.0

The provision for income taxes is summarized as follows:

(in millions)	July 12 - May 31, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)	May 31, 2007 (Predecessor)	May 31, 2006 (Predecessor)
Current:
Federal	$0.2	$(30.1)	$189.1	$170.6
State	0.3	(4.2)	13.9	19.0
Foreign	45.1	(0.4)	24.5	19.8

Subtotal	45.6	(34.7)	227.5	209.4
Deferred:
Federal	(217.0)	6.5	(52.1)	(3.7)
State	(24.2)	0.9	(7.5)	(0.6)
Foreign	(34.5)	—	(2.2)	—

Subtotal	(275.7)	7.4	(61.8)	(4.3)

Total Income Tax Expense (Benefit)	$(230.1)	$(27.3)	$165.7	$205.1

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Income Taxes (benefit), Continued.

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate follows:

(in millions)	July 12 - May 31, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)	May 31, 2007 (Predecessor)	May 31, 2006 (Predecessor)
U.S. statutory income tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State taxes, less effect of federal reduction	(1.8)	(4.1)	1.1	1.7
Foreign income taxes at rates different from the U.S. statutory rate	(0.2)	0.5	(1.4)	(0.9)
Tax benefit relating to operations in Puerto Rico	(0.2)	(0.6)	(1.1)	(0.6)
Tax credits	(0.1)	(0.1)	(0.3)	(0.3)
Tax benefit relating to U.S. export sales	—	—	(1.1)	(1.2)
In-process research and development	14.0	—	—	—
Losses and other expenses not deductible for tax	2.0	6.2	—	—
Tax on foreign earnings, net of foreign tax credits	0.7	—	—	—
Other	1.3	(0.2)	0.8	(0.1)

Effective tax rate	(19.3)%	(33.3)%	33.0%	33.6%

The components of the net deferred income tax assets and liabilities at May 31, 2008 and 2007 are as follows:

(in millions)	2008 (Successor)	2007 (Predecessor)
Deferred income tax assets:
Accounts receivable	$36.8	$72.5
Inventories	56.7	37.4
Accrued expenses	60.3	26.9
Tax benefit of net operating losses and tax credits	52.3	—
Future benefit of uncertain tax positions	12.8	—
Stock-based compensation	9.5	—
Other	15.1	—

Deferred income tax assets	243.5	136.8
Less: Valuation allowance	(6.0)	—

Total deferred income tax assets	$237.5	$136.8
Deferred income tax liabilities:
Property, plant, equipment and Intangibles	(2,242.9)	(13.4)
Financial accounting basis of net assets of acquired companies different than tax basis	—	(11.2)
Other	(6.4)	3.4

Total deferred income tax liabilities	(2,249.3)	(21.2)

Total net deferred income tax assets (liabilities)	$(2,011.8)	$115.6

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Income Taxes (benefit), Continued.

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $97.4 million, which expire starting in 2028. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods. As of May 31, 2008, the Company has a $6.0 million valuation allowance for a portion of its net deferred tax assets related to foreign net operating losses that management believes, more likely than not, will not be realized. All goodwill related to the merger is not tax deductible.

A deferred tax asset has been established for the foreign tax credit carryforwards in the amount of $7.6 million as of May 31, 2008. Federal foreign tax credits may be carried forward ten years. The Company believes that it is more like than not that it will be able to utilize the foreign tax credit carryforwards.

Deferred tax liabilities increased significantly from May 31, 2007 to May 31, 2008 due to the Merger. The intangibles, as well as the step-up in the fair value of the property, plant, and equipment for accounting purposes is not written up for tax, resulting in a temporary difference.

The Company has not provided for deferred taxes on certain of its excess of financial reporting over the tax basis of its investments in foreign subsidiaries that are essentially permanent in duration. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practical.

The Company has not recorded deferred taxes on its excess of financial reporting over the tax basis on certain of its investments in foreign subsidiaries related to current period earnings that are not considered to be indefinitely reinvested. The Company believes that there will not be a significant additional cost associated with the future repatriation of such foreign earnings.

Effective June 1, 2007, the Company adopted FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. Upon adoption of FIN 48, the Company had a liability of $41.2 million, $25.2 million of which would impact the Company’s effective tax rate, if recognized. The cumulative effect of the adoption of FIN 48 was recorded as a $9.2 million reduction to the beginning of the year retained earnings.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Tax expense for the year ending May 31, 2008 includes $1.4 million of interest and penalties. Interest and penalties of $4.8 million have been accrued at May 31, 2008. Interest and penalties for the period ended June 1, 2007 to July 11, 2007 was not material.

The amount of unrecognized tax benefits at May 31, 2008 was $50.9 million, $38.7 million of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Income Taxes (benefit), Continued.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	May 31, 2008 (Successor)
Unrecognized tax benefits, July 11, 2007	$41.2
Gross increases—current-period tax positions	23.2
Gross decreases—current-period tax positions	(1.4)
Gross increases—tax positions in prior period	2.4
Gross decreases—tax positions in prior period	(6.6)
Settlements during the current period	(0.3)
Lapse of applicable statute of limitations	(7.6)

Unrecognized tax benefits, May 31, 2008	$50.9

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. The Internal Revenue Service is currently auditing the predecessor Company’s federal tax returns for the years ended May 31, 2005 and 2006, and certain acquired entities for the years ended May 31, 2004 and 2005. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The statute of limitations for income tax examinations by the Internal Revenue Service has expired for the fiscal years prior to and including the year ended May 31, 2002. The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Note 11—Segment Reporting.

The Company operates in one business segment, musculoskeletal products, which include the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, sports medicine products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows:

	July 12, 2007 – May 31, 2008 (Successor)	June 1, 2007 – July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)	Year Ended May 31, 2006 (Predecessor)
Net sales by product:
Reconstructive	$1,578.6	$178.1	$1,503.9	$1,379.4
Fixation	203.2	27.1	224.7	251.4
Spinal	183.1	24.9	205.8	221.9
Other	169.6	18.7	173.0	173.0

Total	$2,134.5	$248.8	$2,107.4	$2,025.7

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Segment Reporting, Continued.

	July 12, 2007— May 31, 2008 (Successor)	June 1, 2007— July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)	Year Ended May 31, 2006 (Predecessor)
Net sales by geographic segment:
United States	$1,251.4	$156.2	$1,306.5	$1,325.1
Europe	663.7	70.8	595.9	520.7
International	219.4	21.8	205.0	179.9

Total	$2,134.5	$248.8	$2,107.4	$2,025.7

	May 31, 2008 (Successor)	May 31, 2007 (Predecessor)
Long-term assets(1) by geographic segment:
United States	$8,274.4	$526.4
Europe	2,995.4	391.0
International	1,002.1	41.3

Total	$12,271.9	$958.7

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries jointly, severally and unconditionally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee our senior secured cash flow facilities.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONSOLIDATED BALANCE SHEETS

	May 31, 2008 (Successor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Assets
Cash and cash equivalents	—	$101.0	$25.4	$1.2	$127.6
Accounts receivable, net	—	213.7	272.5	—	486.2
Inventories, net	—	296.6	320.2	(77.1)	539.7
Income tax receivable	—	48.8	—	—	48.8
Deferred income taxes	—	97.0	3.7	—	100.7
Prepaid expenses and other	—	16.7	30.0	—	46.7

Total current assets	—	773.8	651.8	(75.9)	1,349.7
Property, plant and equipment, net	—	407.6	233.3	—	640.9
Investments	—	41.3	—	—	41.3
Investment in subsidiary	$12,270.0	—	—	(12,270.0)	—
Goodwill	—	4,677.5	1,847.7	(1,102.4)	5,422.8
Intangible assets, net	—	4,407.0	1,801.2	—	6,208.2
Other assets	—	107.2	11.7	—	118.9

Total	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Liabilities and Shareholders’ Equity
Short-term borrowings	$37.0	—	$38.4	—	$75.4
Accounts payable	—	$53.0	38.6	$(7.9)	83.7
Accrued interest	80.9	—	—	—	80.9
Accrued wages and commissions	—	66.3	12.8	—	79.1
Other accrued expenses	—	202.3	72.6	(29.5)	245.4

Total current liabilities	117.9	321.6	162.4	(37.4)	564.5
Deferred income taxes	—	1,438.0	725.3	(50.8)	2,112.5
Employee related obligations	—	—	40.0	—	40.0
Long-term debt	6,225.7	—	—	—	6,225.7
Other long-term liabilities	—	—	2.8	—	2.8
Shareholders’ equity	5,926.4	8,654.8	3,615.2	(13,360.1)	4,836.3

Total	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2007 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Assets
Cash and cash equivalents	—	$73.4	$21.4	$10.3	$105.1
Investments	—	125.8	—	—	125.8
Accounts receivable, net	—	312.4	222.5	(36.2)	498.7
Inventories, net	—	302.9	281.0	(43.5)	540.4
Prepaid expense and other	—	152.1	10.8	18.9	181.8

Total current assets	—	966.6	535.7	(50.5)	1,451.8
Property, plant and equipment, net	—	249.8	177.6	—	427.4
Investments	—	43.0	—	—	43.0
Investment in subsidiaries	$2,049.2	—	—	(2,049.2)	—
Goodwill	—	249.1	197.4	1.9	448.4
Intangible assets, net	—	35.1	39.5	—	74.6
Other assets	—	7.9	4.8	—	12.7

Total	$2,049.2	$1,551.5	$955.0	$(2,097.8)	$2,457.9

Liabilities and Shareholders’ Equity
Short-term borrowings	—	—	$81.8	—	$81.8
Accounts payable	—	$30.2	39.2	$(0.7)	68.7
Accrued income taxes	—	17.6	(6.0)	—	11.6
Accrued wages and commissions	—	51.4	28.9	—	80.3
Other accrued expenses	—	88.7	17.6	(2.8)	103.5

Total current liabilities	—	187.9	161.5	(3.5)	345.9
Deferred income taxes	—	9.9	11.3	—	21.2
Long-term debt	—	21.4	37.4	(58.8)	—
Other long-term liabilities	—	—	41.6	—	41.6
Shareholders’ equity	2,049.2	1,332.3	703.2	(2,035.5)	2,049.2

Total	$2,049.2	$1,551.5	$955.0	$(2,097.8)	$2,457.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements, Continued.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 1, 2007 to July 11, 2007 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Revenue	—	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	—	60.8	46.5	(5.0)	102.3

Gross margin	—	124.3	36.0	(13.8)	146.5
Operating expenses	—	179.2	49.3	0.2	228.7

Operating loss	—	(54.9)	(13.3)	(14.0)	(82.2)
Other income (expense), net	—	(0.7)	1.0	—	0.3

Income (loss) before income taxes	—	(55.6)	(12.3)	(14.0)	(81.9)
Tax provision (benefit)	—	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	$(40.8)	—	—	40.8	—

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

	July 12, 2007 to May 31, 2008 (Successor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Revenues	—	$1,309.8	$1,060.0	$(235.3)	$2,134.5
Cost of sales	—	499.9	535.5	(220.7)	814.7

Gross margin	—	809.9	524.5	(14.6)	1,319.8
Operating expenses	—	1,220.0	768.1	—	1,988.1

Operating income (loss)	—	(410.1)	(243.6)	(14.6)	(668.3)
Other income (expense), net	$(516.6)	(10.4)	—	1.0	(526.0)

Income (loss) before income taxes	(516.6)	(420.5)	(243.6)	(13.6)	(1,194.3)
Tax provision (benefit)	—	(141.2)	(85.3)	(3.6)	(230.1)
Equity in earnings of subsidiaries	(437.6)	—	—	437.6	—

Net income (loss)	$(954.2)	$(279.3)	$(158.3)	$427.6	$(964.2)

	Year Ended May 31, 2007 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Revenues	—	$1,501.2	$780.3	$(174.1)	$2,107.4
Cost of sales	—	429.3	382.9	(169.9)	642.3

Gross margin	—	1,071.9	397.4	(4.2)	1,465.1
Operating expenses	—	712.4	263.2	(0.1)	975.5

Operating income (loss)	—	359.5	134.2	(4.1)	489.6
Other income (expense), net	—	19.9	(7.9)	—	12.0

Income (loss) before income taxes	—	379.4	126.3	(4.1)	501.6
Tax provision (benefit)	—	132.6	35.1	(2.0)	165.7
Equity in earnings (loss) of subsidiaries	$338.0	—	—	(338.0)	—

Net income (loss)	$338.0	$246.8	$91.2	$(340.1)	$335.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2006 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Revenue	—	$1,487.2	$683.3	$(144.8)	$2,025.7
Cost of sales	—	390.0	324.6	(132.5)	582.1

Gross margin	—	1,097.2	358.7	(12.3)	1,443.6
Operating expenses	—	602.0	233.2	—	835.2

Operating income (loss)	—	495.2	125.5	(12.3)	608.4
Other income (expense), net	—	11.4	(8.8)	—	2.6

Income (loss) before income taxes	—	506.6	116.7	(12.3)	611.0
Tax provision (benefit)	—	179.6	30.0	(4.5)	205.1
Equity in earnings (losses) of subsidiaries	$413.7	—	—	(413.7)	—

Net income (loss)	$413.7	$327.0	$86.7	$(421.5)	$405.9

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 1, 2007 to July 11, 2007 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Cash flows from (used in) operating activities:
Net loss	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)
Deferred taxes	—	76.7	—	—	76.7
Prepaid expenses	—	(107.0)	14.9	19.2	(72.9)
Other	—	75.0	25.2	10.0	110.2

Net cash from (used in) operating activities	(40.8)	13.7	30.3	56.2	59.4
Cash flows from (used in) investing activities:
Net proceeds (payments) for sale of investments	—	42.8	—	—	42.8
Investment in and advances to subsidiaries	39.5	—	—	(39.5)	—
Other	—	(21.0)	(7.8)	(3.0)	(31.8)

Net cash from (used in) investing activities	39.5	21.8	(7.8)	(42.5)	11.0
Cash flows from (used in) financing activities:	1.3	—	—	—	1.3

Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase (decrease) in cash and cash equivalents	—	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	—	73.4	21.4	10.3	105.1

Cash and cash equivalents, end of period	$—	$108.9	$44.0	$24.0	$176.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements, Continued.

	July 12, 2007 to May 31, 2008 (Successor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Cash flows from (used in) operating activities:
Net loss	$(954.2)	$(279.3)	$(158.3)	$427.6	$(964.2)
Depreciation and amortization	—	313.1	158.4	—	471.5
Non-cash in-process research and development charge	—	328.0	151.0	—	479.0
Non-cash charges related to inventory step-up	—	128.0	32.3	—	160.3
Non-cash stock compensation expense	—	21.4	4.4	—	25.8
Deferred income taxes	—	(27.6)	(17.3)	—	(44.9)
Accrued interest	80.9	—	—	—	80.9
Other	7.3	(13.7)	(13.1)	—	(19.5)

Net cash from (used in) operating activities	(866.0)	469.9	157.4	427.6	188.9
Cash flows from (used in) investing activities:
Net proceeds (payments) for sale of investments	—	84.7	—	—	84.7
Investment in and advances to subsidiaries	1,549.2	(498.3)	(97.9)	(953.0)	—
Capital expenditure	—	(80.2)	(87.7)	—	(167.9)
Acquisition of Biomet, Inc.	(11,638.2)	—	—	—	(11,638.2)
Other	—	—	(0.4)	—	(0.4)

Net cash from (used in) investing activities	(10,089.0)	(493.8)	(186.0)	(953.0)	(11,721.8)
Cash flows from (used in) financing activities:
Proceeds (payments) on long-term debt	6,065.1	—	—	—	6,065.1
Cash equity contributions	5,521.9	—	—	—	5,521.9
Payment of deferred financing fees	(87.1)	—	—	—	(87.1)
Other	(18.3)	—	—	—	(18.3)

Net cash from (used in) financing activities	11,481.6	—	—	—	11,481.6

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Increase (decrease) in cash and cash equivalents	—	(23.9)	(26.6)	1.2	(49.3)
Cash and cash equivalents, beginning of period	—	108.9	44.0	24.0	176.9

Cash and cash equivalents, end of period	$—	$85.0	$17.4	$25.2	$127.6

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 12—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2007 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Cash flows from (used in) operating activities:
Net income	$338.0	$246.8	$91.2	$(340.1)	$335.9
Depreciation	—	39.7	48.5	—	88.2
Deferred income taxes	—	(58.9)	(0.9)	(2.0)	(61.8)
Other	—	114.1	(48.2)	11.6	77.5

Net cash from (used in) operating activities	338.0	341.7	90.6	(330.5)	439.8
Cash flows from (used in) investing activities:
Investment in and advances to subsidiaries	(101.3)	(238.8)	—	340.1	—
Capital expenditures	—	(72.1)	(70.5)	—	(142.5)
Other	—	(66.8)	(4.4)	—	(71.2)

Net cash from (used in) investing activities	(101.3)	(377.7)	(74.9)	340.1	(213.7)
Cash flows from (used in) financing activities:
Payments on long-term debt	(196.8)	—	—	—	(196.8)
Dividends	(73.5)	—	—	—	(73.5)
Other	33.6	—	(14.4)	—	19.2

Net cash from (used in) financing activities	(236.7)	—	(14.4)	—	(251.1)

Effect of exchange rate changes on cash	—	0.6	3.0	0.6	4.2

Increase (decrease) in cash and cash equivalents	—	(35.4)	4.3	10.2	(20.9)
Cash and cash equivalents, beginning of period	—	108.8	17.1	0.1	126.0

Cash and cash equivalents, end of period	$—	$73.4	$21.4	$10.3	$105.1

	Year Ended May 31, 2006 (Predecessor)
	Parent	Guarantor	Non-guarantor	Eliminations	Total
Cash flows from (used in) operating activities:
Net income	$413.7	$327.0	$86.7	$(421.5)	$405.9
Depreciation	—	34.3	37.7	—	72.0
Inventories	—	(60.4)	(22.2)	12.9	(69.7)
Other	—	46.5	(28.8)	(12.5)	5.2

Net cash from (used in) operating activities	413.7	347.4	73.4	(421.1)	413.4
Cash flows from (used in) investing activities:
Investment in and advances to subsidiaries	(158.8)	(262.7)	—	421.5	—
Capital expenditures	—	(49.0)	(59.9)	—	(108.9)
Other	—	(6.9)	(4.9)	—	(11.8)

Net cash from (used in) investing activities	(158.8)	(318.6)	(64.8)	421.5	(120.7)
Cash flows from (used in) financing activities:
Purchase of common shares	(215.3)	—	—	—	(215.3)
Dividends	(62.5)	—	—	—	(62.5)
Other	22.9	—	(2.6)	—	20.3

Net cash from (used in) financing activities	(254.9)	—	(2.6)	—	(257.5)

Effect of exchange rate changes on cash	—	0.2	(0.5)	(0.3)	(0.6)

Increase (decrease) in cash and cash equivalents	—	29.0	5.5	0.1	34.6
Cash and cash equivalents, beginning of period	—	79.8	11.6	—	91.4

Cash and cash equivalents, end of period	$—	$108.8	$17.1	$0.1	$126.0

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies.

U.S Department of Justice Consulting Agreement Investigation

On September 27, 2007, the Company entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concludes the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute.

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next 18 months. The agreement calls for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements.

As part of the resolution of this matter, the Company also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services.

U.S. Department of Justice EBI Products Investigation and Related Litigation

In May 2007, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the Company’s EBI subsidiary for the period from January 1999 through the date of this filing. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company understands that the Department of Justice is conducting a civil investigation of EBI’s sales and marketing practices relating to certain spinal products. The Company is fully cooperating with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

U.S. Department of Justice Antitrust and Related Litigation

In June 2006, the Company received a federal grand jury subpoena issued at the request of the U.S. Department of Justice, Antitrust Division, requesting documents for the period from January 2001 through June 2006 regarding possible violations of federal criminal law, including possible violations of the antitrust laws, relating to the manufacture and sale of orthopedic implant devices. The Company is aware of similar subpoenas directed to other companies in the orthopedic industry. The Company has cooperated and intends to continue to fully cooperate with the Department of Justice investigation. The result of this investigation may not be known for several years. However, the scope of the June 2006 subpoena was narrowed to a specific geographic region and specific product lines. It is the belief that the other orthopedic companies that received similar subpoenas have received similar guidance. It is the belief that the investigation was prompted by an unsolicited e-mail sent by a representative of one of its competitors that proposed a common pricing strategy in connection with a particular hospital. This e-mail was received by an independent sales representative of an independent distributor for Biomet Orthopedics, but it was never transmitted to us. Biomet, Inc., the independent distributor, nor the independent sales representative took any action in response to the e-mail, and the company believe that no anticompetitive activity took place as a result of it. The Company requires compliance by its employees and its independent distributors with its Code of Business Conduct and Ethics and with applicable antitrust laws. On March 26, 2008, The company received a letter from a representative of the Department of Justice, Antitrust Division I advising that the Department has closed its grand jury investigation of antitrust and related offenses in the orthopedic implants industry.

The Company has received complaints in class action lawsuits alleging violations of the Sherman Antitrust Act that raise the same antitrust issues as the U.S. Department of Justice investigation described above. The

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies, Continued.

complaints also named various other companies in the orthopedic industry as defendants. These cases were consolidated under the caption In Re Orthopedic Implant Device Antitrust Litigation, Case No. 1:07-ml-9831-JDT-WTL with the United States District Court Southern District Indianapolis, Indiana Division, and on October 18, 2007 were voluntarily dismissed without prejudice.

Litigation Relating to Past Stock Option Grant Practices

On September 21, 2006, two shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al. , and Thorson v. Hann, et al. , alleged violations of state law relating to the issuance of certain stock option awards by Biomet dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation , and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the Company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiffs had standing to sue. On February 5, 2008, the court dismissed the case for lack of standing, and plaintiffs’ motion for leave to amend was denied. Plaintiffs have appealed the dismissal of the case to the Indiana Court of Appeals.

On December 11, 2006, a third shareholder derivative complaint captioned International Brotherhood of Electrical Workers (IBEW) Local 98 Pension Fund v. Hann, et al. , No. 06 CV 14312, was filed in federal court in the Southern District of New York. The IBEW case makes allegations and claims similar to those made in the Indiana litigation, in addition to purporting to state three derivative claims for violations of the federal securities laws. On February 15, 2007, defendants filed a motion to dismiss the plaintiff’s complaint. On April 11, 2007, plaintiffs filed a motion for partial summary judgment claiming that the disclosures in the Company’s April 2, 2007 Form 8-K filing and press release regarding the Company’s historical stock options granting practices constitute admissions sufficient to establish defendants’ liability on certain of plaintiffs’ claims. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiff had standing to sue. On June 10, 2008, the motion to dismiss was granted without leave to amend due to plaintiff’s lack of standing. Plaintiffs have not filed an appeal. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Litigation Relating to the Merger

On December 20, 2006, a purported class-action lawsuit captioned Long, et al. v. Hann, et al., was filed in Indiana State court in the County of Kosciusko. The lawsuit names as defendants each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., and Blackstone Capital Partners V L.P., KKR 2006 Fund L.P., Goldman Sachs Investments Ltd. and TPG Partners V, L.P. The complaint alleges, among other things, that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to the Company’s shareholders by its directors in connection with the Company’s entry into the Merger Agreement. Among the purported fiduciary breaches alleged in the complaint is that the Company’s director defendants “knew that the only way they could escape liability for their stock option granting improprieties would be to sell the Company, thus eliminating their liability.” The complaint seeks, among other relief, class certification of the lawsuit, a declaration that the Merger Agreement was entered into in breach of the fiduciary duties of the defendants, an injunction preventing the defendants from proceeding with the Merger unless and until the defendants implement

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies, Continued.

procedures to obtain the highest possible sale price, an order directing the defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s shareholders until the process for a sale of Biomet is completed and the highest price is obtained, an order directing the defendants to exercise their fiduciary duty to disclose all material information in their possession concerning the Merger prior to the shareholder vote, including fiscal 2007 second quarter financial results, imposition of a constructive trust upon any benefits improperly received by the defendants, an award of attorneys’ fees and expenses, and such other relief as the court might find just and proper. On March 29 and 30, 2007, the defendants filed motions to dismiss the plaintiffs’ complaint, and these motions are currently pending before the court.

On January 2, 2007, a purported class action lawsuit captioned Gervasio v. Biomet, Inc., et al., was filed in the Supreme Court for the State of New York, New York County. A virtually identical action was filed on January 9, 2007, captioned Corry v. Biomet, Inc., et al., in the same court. Both of these lawsuits named as defendants Biomet, Inc., each member of the Company’s Board of Directors at the time, Dane Miller, Ph.D., The Blackstone Group L.P., Kohlberg Kravis Roberts & Co., Goldman Sachs Capital Partners and Texas Pacific Group. The lawsuits made essentially the same claims and sought the same relief as in the Long action described above. On January 29, 2007, defendants filed a joint motion to dismiss Gervasio. On February 14, 2007, the plaintiff in Corry voluntarily discontinued his lawsuit and informed defendants that he intended to intervene in Gervasio. On March 26, 2007, the court granted defendants’ motion to dismiss Gervasio.

Pursuant to Indiana law and provisions of the Company’s articles of incorporation, the Company is advancing reasonable expenses, including attorneys’ fees, incurred by the Company’s current and former directors and officers in defending these lawsuits, with the exception of Dane Miller, Ph.D., whose status as a defendant does not arise from his status as a former director or officer.

Each of Biomet and the other defendants denies all of the allegations in these lawsuits, including any allegation that its current disclosures with regard to the pending Merger are false, misleading or incomplete in any way. Nevertheless, without admitting any liability or wrongdoing, the Company and other defendants in these cases have agreed in principle to settle them in order to avoid the potential cost and distraction of continued litigation and, at the time, to eliminate any risk of any delay to the closing of the Merger posed by these lawsuits.

On May 31, 2007, the Company entered into a memorandum of understanding regarding the settlement of class action lawsuits that were filed on behalf of the Company’s shareholders following the announcement of the proposed Merger. The parties to the memorandum of understanding executed a definitive settlement agreement dated as of April 17, 2008. This settlement is subject to court approval. On April 25, 2008, the parties moved the Indiana State court in the County of Kosciusko for approval of the settlement. If the settlement becomes effective the lawsuits will be dismissed with prejudice.

Pursuant to the terms of the settlement, the Company agreed to make available meaningful additional information, including financial information, to its shareholders. Such additional information was contained in the Current Report on Form 8-K filed on May 31, 2007. In addition, the Sponsors have agreed to cause Biomet (or the Company’s Successors) to pay the legal fees and expenses of plaintiffs’ counsel, in an amount of $0.6 million in the aggregate, subject to approval by the court and other conditions. The settlement was entered into on April 17, 2008, and preliminary approval was granted by the court on May 12, 2008. On August 6, 2008, the Court gave final approval to the settlement and dismissed the litigation with prejudice.

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, the Company received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies, Continued.

sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. The Company intends to fully cooperate with both requests and the Company is in the process of conducting its own review relating to these matters in certain countries in which the Company and its distributors conduct business. As of August 28, 2008, the SEC and the DOJ have not taken, or advised that they intend to take, any specific action against the Company or any individuals currently or formerly affiliated with the Company in connection with their investigations.

Massachusetts AG

The Company received a Civil Investigative Demand (“CID”) issued by the Commonwealth of Massachusetts Office of the Attorney General (“Massachusetts AG”) on or about November 19, 2007. The CID requested documents for the period November 1, 2003 to the present concerning certain physicians and provider groups, including, among other things, documents concerning any contracts or agreements with, and any payments made to, those physicians or provider groups. The Company has produced documents in response to the CID, and intends to continue to cooperate with the Massachusetts AG. It is not possible at this time to predict the likely outcome of this inquiry or its financial impact should the outcome be adverse to the Company.

Other Matters

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as “Medtronic”) brought an action against EBI and the Company alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array® Spinal System. In Fall 2007, Medtronic included similar instruments used with EBI’s Biomet® Omega21™, Polaris™, and Synergy™ spinal fixation systems as accused products. Medtronic’s complaint does not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of non-infringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. Discovery on the litigation continues. The Company is vigorously defending this matter and intends to continue to do so.

The Company and Biomet Orthopedics initiated legal proceedings against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and refiled in Hamilton County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate the Company’s confidential information, to

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies, Continued.

interfere with the Company’s contractual relations with distributors and to attempt to buy the assets of most of the Company’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to Biomet. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with Biomet, and although no amount of money damages can completely compensate Biomet for the losses the Company has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with the Company’s sales force. To the extent the Company sustained damages as a result of the Company’s former distributors agreeing to purportedly sell their assets to Zimmer, the Company is seeking to recover lost profits and other damages as well. In addition, the Company is seeking to recover punitive damages from the defendants. On November 9, 2007, defendants filed a motion to dismiss the Company’s complaint. On March 27, 2008, the court denied the motion in its entirety.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to Biomet under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007, a temporary restraining order was entered against this former distributor which subsequently lapsed ten days later. Prior to the filing of the suit described above, this former distributor sued one of his former employees who decided to continue to represent the Company’s products in the future as he has for nearly ten years. The suit brought against this employee by the Company’s former distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet products the former employee sold while employed by the Company’s former distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits. Plaintiffs have dismissed or have agreed to dismiss their claims against EBI in 11 cases, leaving EBI as a party in 27 pending lawsuits, all of which relate to EBI’s Ionic Spine Spacer System and its implanted bone stimulator devices, the SpF and OsteoGen. Plaintiffs allege that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also allege that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs seek to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed bankruptcy.

In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In April, May and June of 2008, the hospital and its upstream affiliates and David McNair entered into a confidential settlement of all claims with all but one of the plaintiffs. EBI, Wright Medical Corporation, Wright Medical’s distributor’s employee, Robert Edwards, and Dr. King remain as defendants in the litigation.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Contingencies, Continued.

The Putnam County Circuit Court revised its case management order with respect to the remaining lawsuits on July 2, 2008 and scheduled a consolidated trial of six plaintiffs for June 1, 2009. The Company is vigorously defending these matters and intends to continue to do so.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole.

Note 14—Related Parties.

Management Services Agreement

Upon completion of the Transactions, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their Successors, assigns, affiliates, officers, employees and/or representatives and third parties (collectively, the “Managers”) provide management, advisory and consulting services to us. Pursuant to such agreement, the Managers will receive a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and an annual monitoring fee equal to 1% of our annual Adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We are required to pay the sponsors a fee on a quarterly basis. In total we paid each of the above sponsors $1.5 million for a total of $6.1 million during fiscal 2008. As of May 31, 2008, the amount payable to the sponsors was $2.3 million. During the 2008 fiscal year we also entered into a consulting agreement with Capstone Consulting, a wholly owned subsidiary of Blackstone, LLC, to perform analysis related to our operational improvement initiative. We paid Capstone Consulting $1.2 million throughout fiscal 2008. We may also pay certain subsequent fees to the Managers for advice rendered in connection with financing or refinancing (equity or debt), acquisition, disposition, spin-off, split-off, dividend, recapitalization, initial underwritten public offering and change of control transactions involving us or any of our subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, we receive information from Goldman Sachs that allows us to run a regression on the swaps as part of our required effectiveness testing on a quarterly basis.

Capital Contributions

During the 2008 fiscal year, the Company received a capital contribution from its parent company by trusts affiliated with Dane A. Miller and Mary Louise Miller during the fourth quarter in the amount of $120.0 million. The Company also received an additional capital contribution of $14.4 million from its parent company from the participation of management under the LVB Acquisition Inc., Management Stockholders’ Agreement.

Financial Statements Schedule

Biomet, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts

For the years ended May 31, 2008 and 2007 (in millions)

		Additions
Description	Balance at beginning of Period	(1) Charged to costs and expenses	(2) Charged to other accounts - describe		Deductions describe		Balance at end of year
Allowance for doubtful receivables:
For the year ended May 31, 2008	$84.1	$28.6	$1.0		$(32.9	)(A)	$80.8

For the year ended May 31, 2007	$69.1	$65.1	$0.1 0.6	(C) (B)	$(50.8	)(A)	$84.1

For the year ended May 31, 2006	$59.5	$21.7	$(0.3	)(A)	$(11.8	)(A)	$69.1

Excess and obsolete inventory reserves:
For the year ended May 31, 2008	$153.4	$56.2	$(5.4	)(B)	$25.7	(D)	$178.5

For the year ended May 31, 2007	$99.4	$67.4	$4.6	(B)	$18.0	(D)	$153.4

For the year ended May 31, 2006	$93.0	$29.6	$(1.3	)(B)	$21.9	(D)	$99.4

Notes:

(A)	Uncollectible accounts written off

(B)	Effect of foreign currency translation

(C)	Collection of previously written off accounts

(D)	Inventory written off

Financial Statements Schedule (continued)

Quarterly Results (UNAUDITED)

As a result of the Merger, as discussed within these financial statements in Note 1, the Predecessor and Successor companies are not comparable due to a new basis of accounting starting July 12, 2008.

(in millions)	June 1, 2007 to July 11, 2007 (Predecessor)	July 12, 2007 to August 31, 2008 (Successor)	2nd Qtr. (Successor)	3rd Qtr. (Successor)	4th Qtr. (Successor)	Year
2008
Net sales	$248.8	$288.6	$607.2	$603.1	$635.6	$2,383.3
Gross profit	146.5	181.8	362.6	341.0	434.4	1,466.3
Net loss	(54.6)	(482.2)	(302.0)	(88.5)	(91.5)	(1,018.8)

		1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2007
Net sales		$508.2	$520.3	$529.5	$549.4	$2,107.4
Gross profit		369.5	369.0	365.8	360.9	1,465.2
Net income		104.4	104.7	85.3	41.5	335.9

Fiscal 2008

•	Net loss for the period June 1, 2007 to July 11, 2007 was impacted by the merger. The primary charge was $112.8 million related to the payout of in-the-money stock options as a result of the merger.

•

Net loss for the period July 12, 2007 to May 31, 2008 was impacted by the merger. Charges related to IPRD, interest expense, inventory step-up, property, plant and equipment step-up, amortization on intangibles, and financing expenses, including accounting, legal, and financing fees on the new debt facilities provided for a total of $1,452.9 million of additional charges to our results of operations.

Fiscal 2007

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

Our audit committee approved the dismissal of Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm on January 24, 2008.

The reports of Ernst & Young on our consolidated financial statements as of and for the fiscal years ended May 31, 2007 and 2006, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, except that the report on our consolidated financial statements as of and for the fiscal years ended May 31, 2006 was modified to indicate that we had restated previously issued financial statements as of May 31, 2006 and 2005 and for each of the three years in the period ended May 31, 2006 to correct our accounting for certain share-based expense and related payroll taxes. During the period from June 1, 2005 through the fiscal year ended May 31, 2007, and through January 24, 2008, there were no (1) disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference thereto in its report on the financial statements for such years, or (2) reportable events described under Item 304(a)(1)(iv) of Regulation S-K, except for the material weakness reported in our Amended Annual Report on Form 10-K/A, which was filed with the SEC on May 29, 2007, which indicated that we had ineffective internal control as of May 31, 2006 over financial reporting with respect to the granting, administration and accounting for stock options, namely, we did not maintain effective control over the completeness, valuation, presentation and disclosure of share-based expense.

Also on January 24, 2008, our audit committee appointed Deloitte & Touche LLP as the Company’s new independent registered public accounting firm. We did not consult with Deloitte & Touche LLP on any matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K prior to their appointment. The decision to change accountants was approved by our Audit Committee and ratified by our Board of Directors.

Item 9A. (T)	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a- 15(e) of the Securities Exchange Act of 1934, as amended (the “Act” )) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer” ) and the Chief Financial Officer (the “Principal Financial Officer” ), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2008. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that, as a result of the material weakness in Biomet’s internal control over financial reporting discussed below, Biomet’s disclosure controls and procedures were not effective as of May 31, 2008.

In light of this conclusion, the Company has applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Management, along with Biomet’s Board of Directors, has implemented, or is in the process of implementing, remedial measures to address the material weakness discussed below. Biomet’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, Biomet’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Control over Financial Reporting. Management of Biomet is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Biomet’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Biomet; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Biomet are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Biomet’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Biomet’s management conducted an assessment of the effectiveness of Biomet’s internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected. In connection with the assessment of Biomet’s internal control over financial reporting, Biomet’s management has identified a material weakness in Biomet’s internal control over financial reporting as of May 31, 2008, primarily in credit and collections group within the BTBS’s insurance pay business. This weakness relates to multiple control deficiencies in the order-to-cash process in both the design and operation of controls.

Biomet is committed to eliminating its material weakness noted above by improving its internal control over financial reporting at BTBS. Management, along with Biomet’s Board of Directors, has implemented, or is in the process of implementing, significant changes to BTBS’s internal control over financial reporting. First, Biomet is in the final stages of completing an agreement to outsource the collection and processing of its insurance pay accounts receivable at BTBS on an onshore and off-shore basis to an organization that has a history of successful processing with companies similar to BTBS’s insurance pay business. Second, Biomet has committed additional resources and qualified insurance pay management professionals to BTBS. Third, Biomet has hired a new controller of the BTBS division and launched a recruiting effort to hire additional accountants and internal control and credit collections professionals at BTBS. Lastly, a project team has been assembled by executive management to monitor and oversee the improvements in internal controls over financial reporting being implemented at BTBS. Because of the material weakness described above, management concluded that Biomet did not maintain effective internal control over financial reporting as of May 31, 2008, based on the criteria established in the COSO Report. Until the system is considered to be functioning correctly, and additional resources and controls have been put in place, management believes that a material weakness will continue to exist. Management is currently assessing how soon the material weakness may be remediated.

This annual report does not include an attestation report of Biomet’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by

Biomet’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Biomet to provide only management’s report in this annual report.

(c) Changes in Internal Control. During the fourth quarter of fiscal year 2008, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting. However, to begin addressing the material weakness described above, subsequent to May 31, 2008 Biomet’s management has taken actions that are reasonably likely to materially affect Biomet’s internal control over financial reporting. These changes are described above under “Management’s Report on Internal Control over Financial Reporting.”

Item 9B.	Other Information.

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following information sets forth, with respect to each individual, the name, age as of July 31, 2008, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board of Directors.

Jeffrey R. Binder, age 44                Director since 2007

Mr. Binder has been President and Chief Executive Officer since February 2007. Prior to this appointment, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. Mr. Binder previously served as President of Abbott Spine from June 2003 to January 2006, and as President and Chief Executive Officer of Spinal Concepts from 2000 to June 2003.

Jonathan J. Coslet, age 42              Director since 2007

Mr. Coslet has been a Partner of TPG since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., J. Crew Group, Inc., PETCO Animal Supplies, Inc. and Quintiles Transnational Corp.

Michael Dal Bello, age 36               Director since 2007

Mr. Dal Bello has been a Principal in the Private Equity Group of The Blackstone Group since December 2005 and was an Associate in this group from 2002 until December 2005. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello serves on the board of directors of Catalent Pharma Solutions, Inc., Global Tower Partners, Sithe Global Power, LLC, Team Finance LLC and Vanguard Health Systems, Inc.

Adrian Jones, age 43                       Director since 2007

Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Burger King Holdings, Inc., Dollar General Corporation, Education Management Corporation, and HealthMarkets, Inc.

David McVeigh, age 40                   Director since 2007

Mr. McVeigh is an executive director at Blackstone in the private equity group. Mr. McVeigh recently joined Blackstone from McKinsey & Company, where he spent 12 years and was a partner. At McKinsey, Mr. McVeigh was one of the leaders of the North American Chemicals practice and the Northeast Energy and Materials practice. Mr. McVeigh serves on the board of directors of Michaels Stores, Inc.

Michael Michelson, age 56             Director since 2007

Mr. Michelson has been a member of the limited liability company that serves as the general partner of KKR since 1996 and, prior thereto, was a general partner of KKR. Mr. Michelson serves on the board of directors of Accellent Inc., Jazz Pharmaceuticals, Inc. and HCA, Inc.

Dane A. Miller, Ph.D., age 62        Director since 2007

Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of 1st Source Corporation, ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation.

John Saer, age 51                            Director since 2007

Mr. Saer has been an executive of the limited liability company that serves as the general partner of KKR since 2001. Mr. Saer serves on the board of directors of KSL Holdings Corporation and ACTS Corporation.

Todd Sisitsky, age 36                      Director since 2007

Mr. Sisitsky has been a Partner of TPG since 2007. From 2003 until 2007, he was an Investor at TPG. From 2001 until 2003, he was an Investor/Associate at Forstmann Little & Co. Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates, and Axcan Pharma.

Gregory L. Summe, age 51            Director since 2008

Mr. Summe is the Executive Chairman of the Board of PerkinElmer, Inc. and a Senior Advisor to Goldman Sachs Capital Partners. From 1999 until 2008, Mr. Summe was the Chief Executive Officer and Chairman and from 1998 to 2007, he was the President of PerkinElmer, Inc. Mr. Summe also serves on the board of directors of the State Street Corporation and Automatic Data Processing, Inc.

Biomet’s Board of Directors consists of ten directors. Each of Biomet’s Sponsors has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors. Because of these requirements, together with the Sponsors’ ownership of Biomet’s outstanding common shares through Parent, Biomet does not currently have a policy or procedure with respect to shareholder nominees to the Board of Directors. Though not formally considered by the Board given that Biomet’s securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which Biomet’s common stock was listed prior to the Transactions, Biomet currently does not believe that any of Messrs. Coslet, Dal Bello, Jones, McVeigh, Michelson, Saer, Sisitsky or Summe would be considered independent because of their relationships with the Sponsors, who own Biomet’s outstanding common shares through Parent, and that Messrs. Binder and Miller would not be considered independent because of their relationships with Biomet. See Item 13, “Certain Relationships and Related Transactions.”

Each of Messrs. Coslet, Dal Bello, Jones, McVeigh, Michelson, Saer, Sisitsky and Summe is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own all of the equity interests in LVB Acquisition, LLC (“LVB”) and generally is entitled to be indemnified by such entity for his service on Biomet’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

None of the directors (other than Mr. Binder) currently holds any position with Biomet. Except as described below, none of the directors or any of his or her affiliates (1) has a familial relationship with any directors or executive officers of Biomet or (2) has been involved in any transactions with Biomet or any of its directors, officers or affiliates which are required to be disclosed pursuant to the rules and regulations of the SEC, except as may be disclosed herein.

Executive Officers

The name, age, business background, positions held with Biomet and tenure as an executive officer of each of Biomet’s executive officers as of July 31, 2008 are set forth below. No family relationship exists among any of the executive officers. Except as otherwise stated, each executive officer has held the position indicated during the last five years. Executive officers are elected annually by the Board to serve for one year and until their Successors are elected, subject to resignation, retirement or removal.

Jeffrey R. Binder, age 45

President and Chief Executive Officer since February 2007. Prior to this appointment, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. Mr. Binder previously served as President of Abbott Spine from June 2003 to January 2006, and as President and Chief Executive Officer of Spinal Concepts from 2000 to June 2003.

Daniel P. Florin, age 44

Senior Vice President and Chief Financial Officer since June 2007. Prior thereto, Mr. Florin served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units since July 1995.

Roger P. Van Broeck, age 59

Vice President since July 2007 and President of Biomet Europe, Middle East and Africa since March 2004. For a brief period during 2007, Mr. Van Broeck also served as President of International Operations. From September 1998 to March 2004, he was Chief Executive Officer of BioMer C.V. and Biomet Merck B.V., Biomet’s joint venture with Merck KGaA (Darmstadt).

Steven F. Schiess, age 48

Senior Vice President and President of Biomet 3i, LLC since January 2007. Prior thereto, he was Vice President and President of Biomet 3i from June 2005 to January 2007. Prior thereto, he was Senior Vice President, Sales and Marketing of Biomet 3i from 2001 to June 2005.

Bradley J. Tandy, age 49

Senior Vice President, General Counsel and Secretary since April 2007. Prior thereto, Mr. Tandy served as Senior Vice President, Acting General Counsel and Secretary from January 2007 to April 2007, and Senior Vice President, Acting General Counsel, Secretary and Corporate Compliance Officer from March 2006 to January 2007. Mr. Tandy previously served as Vice President, Assistant General Counsel and Corporate Compliance Officer at Biomet, Inc. from January 1999 to March 2006.

Gregory W. Sasso, age 46

Senior Vice President and President of Biomet Strategic Business Unit Operations since June 2007. Prior thereto, Mr. Sasso served as Senior Vice President—Corporate Development and Communications since June 2006. Prior thereto, he was Vice President—Corporate Development and Communications from April 1997 to June 2006.

Jon C. Serbousek, age 47

President of Biomet Orthopedics, LLC since March 2008. For the past eight years, Mr. Serbousek held diverse general management roles with Medtronic in the areas of Spinal Reconstruction, International, New Technology Development and most recently, worldwide Vice-President and General Manager, Biologics.

Peggy Taylor, age 51

Senior Vice President—Human Resources since August 2007. Prior thereto, Ms. Taylor served as Vice President of Human Resources for Diagnostics Division of Abbott Laboratories from April 2000 to August 2007.

Glen A. Kashuba, age 44

Senior Vice President and President of Biomet Trauma & Spine since April 2007. Prior thereto, Mr. Kashuba served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Mr. Kashuba had been with Johnson & Johnson since 1998, also holding the positions of Worldwide President of Codman Neuro Science (from December 2002 to November 2005) and U.S. President of DePuy AcroMed, now known as DePuy Spine.

For information about pending legal proceedings against certain of Biomet’s current directors and executive officers, see “Legal Proceedings” above.

Audit Committee

The Board has a standing Audit Committee comprised of Messrs. McVeigh, Saer, Sisitsky and Summe. In light of Biomet’s status as a closely held company and the absence of a public trading market for Biomet’s common stock, the Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by the Board given that Biomet’s securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which Biomet’s common stock was listed prior to the Transactions, Biomet does not currently believe that any of Messrs. Dal Bello, Saer, Sisitsky or Summe would be considered independent because of their relationships with the Sponsors, who own Biomet’s outstanding common shares through Parent. See Item 13, “Certain Relationships and Related Transactions.”

Corporate Oversight and Compliance Committee

Biomet’s corporate oversight and compliance committee currently consists of Messrs. Dal Bello, Miller, Saer, Sisitsky and Summe. The committee is responsible for assisting the Board in overseeing Biomet’s compliance with legal and regulatory requirements, its Code of Business Conduct and Ethics and its Fraud and Abuse Compliance Policies. Though not formally considered by the Board given that Biomet’s securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which Biomet’s common stock was listed prior to the Transactions, Biomet does not currently believe that any of Messrs. Dal Bello, Miller, Saer, Sisitsky or Summe would be considered independent because of their relationships with the Sponsors, who own Biomet’s outstanding common shares through Parent. See Item 13, “Certain Relationships and Related Transactions.”

Compensation Committee

Biomet’s compensation committee currently consists of Messrs. Coslet, Jones, Michelson and Dal Bello. The compensation committee is responsible for reviewing and approving goals and objectives related to the chief executive officer’s compensation, evaluating the chief executive officer’s performance against these goals and objectives and approving his compensation, approving total compensation for the other senior executive officers, establishing total compensation for the directors and overseeing Biomet’s general cash-based and equity-based incentive plans. Though not formally considered by the Board given that Biomet’s securities are not registered or traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which Biomet’s common stock was listed prior to the Transactions, Biomet does not currently believe that any of Messrs. Coslet, Jones, Michelson or McVeigh would be considered independent because of their relationships with the Sponsors, who own Biomet’s outstanding common shares through Parent. See Item 13, “Certain Relationships and Related Transactions.”

Compensation Committee Interlocks and Insider Participation

During the 2008 fiscal year, the Compensation Committee was composed of Messrs. Coslet, Jones, Michelson, Dal Bello, McVeigh and Chin E. Chu. None of the other members of the Compensation Committee have at any time been an officer or employee of Biomet or any of its subsidiaries. Messrs. Coslet, Jones, Dal Bello, Michelson, McVeigh and Chu are affiliated with Texas Pacific Group, Goldman Sachs Investments Ltd., Kohlberg Kravis Roberts & Co., and Blackstone Capital Partners V L.P., respectively, each of which is a member of Holding and a party to the management services agreement with Biomet. The amended and restated limited liability company operating agreement of Holding and the Sponsor management services agreement are described in greater detail in Item 13, “Certain Relationships and Related Transactions.”

Code of Business Conduct and Ethics

Biomet has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of its employees, officers, and directors, including its Chief Executive Officer, Chief Financial Officer and Controller, as well as certain other personnel associated with Biomet. All Biomet team members, including the aforementioned individuals and the Board, are required to comply with the Code. The Code is based on five broad corporate values that shape Biomet’s business practices: (a) Legal/Compliance Obligations, (b) Integrity, (c) Respect for People, (d) Dedication to Quality and (e) Stewardship. The Code also includes a procedure for reporting any potential violations of the Code and a process for investigating and resolving any potential violations. A copy of the Code is available on Biomet’s website at www.biomet.com or a copy may also be requested free of charge by contacting Biomet’s Investor Relations Department at Biomet, Inc., P.O. Box 587, Warsaw, Indiana 46581-0587 or at (574) 372-1514.

Item 11.	Executive Compensation.

Introduction

Throughout fiscal 2007 and the first four months of fiscal 2008, we were a public company, with our common stock traded on the NASDAQ National Market. As such, the Compensation Committee of our Board of Directors was responsible for developing, implementing and administering our cash and equity compensation policies. As a result of the Transactions, however, many of our compensation arrangements that had been in place during the 2007 fiscal year and the beginning of the 2008 fiscal year were discontinued in connection with the Transactions. In connection with the Transactions, each member of our Board of Directors (other than Mr. Binder, our President and Chief Executive Officer) serving prior to the Transactions resigned from our Board of Directors and all committees thereof (including our Compensation Committee) and new members of the Board were appointed by our sole shareholder, Parent, on behalf of the Sponsors.

Compensation and related matters during the 2008 fiscal year were reviewed and approved by (1) the Compensation Committee of the Company with respect to periods prior to consummation of the Transactions and (2) the Compensation Committees of Holding, Parent and the Company with respect to periods after consummation of the Transactions, which we refer to, collectively, as the Compensation Committee.

Compensation Discussion and Analysis

This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided, in each case with respect to the 2008 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the six executives in the Summary Compensation Table. Each of the six executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation Methodology

During the 2008 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our team members, including named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives. The President and Chief Executive Officer was not a member of the Compensation Committee during the 2008 fiscal year and did not participate in the decisions as to his compensation package.

The most significant development in our executive compensation philosophy during the 2008 fiscal year following the consummation of the Transactions has been a greater emphasis on correlating compensation to long-term equity growth. The Compensation Committee has provided significant equity investment opportunities in our Parent tied to financial objectives through grants of options to purchase shares of Parent and has modified the structure of non-equity awards to provide greater incentives for management performance. The Compensation Committee’s decisions for the 2008 fiscal year were made after considering compensation data of an informal peer group of other orthopedic manufacturing companies in our industry and privately owned portfolio companies of the Sponsors. However, the Compensation Committee did not engage in formal benchmarking as part of this informal review in making compensation decisions. In addition, as more fully discussed below, our annual cash bonus program has been redesigned in an effort to more closely align awards to our and our executives’ performance. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2008 fiscal year have largely continued to correspond to the levels of such awards compared to our informal peer group for periods prior to the Transactions.

Executive Compensation Philosophy and Objectives

Our executive compensation practices are affected by the highly competitive nature of the orthopedics industry and the location of our executive offices in Warsaw, Indiana. The fact that a number of the leading orthopedic manufacturers in the world have significant operations in and around Warsaw, Indiana means that there are continuing opportunities for experienced orthopedic executives who reside in this area. On the other hand, the fact that Warsaw, Indiana, is a small town in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country.

Our executive compensation policies and practices during the 2008 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

•	attracting, retaining and rewarding highly qualified and productive persons;

•	relating compensation to both company and individual performance;

•	establishing compensation levels that are internally equitable and externally competitive; and

•	encouraging an ownership interest and instilling a sense of pride in Biomet.

This compensation methodology was based upon one of our founding philosophies: equity incentives in the form of stock options are an excellent motivation for all team members, including executive officers, and serve to align the interests of team members, management and our equity investors.

Based on these objectives, the compensation package of our executive officers during the 2008 fiscal year was intended to meet each of the following three criteria: (1) market competitive levels with companies of similar size and performance to us, such as the companies discussed above as our informal peer group; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.

The Elements of Biomet’s Compensation Program

As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2008 fiscal year consisted of five primary elements: (1) base salary; (2) non-equity incentive plan awards; (3) stock options and leveraged share awards; (4) participation in employee benefit plans; and (5) deferred compensation elections.

Base Salary. Consistent with prior fiscal years, our practice during the 2008 fiscal year was to provide base salaries at rates that we believed to be comparable with positions of executives in the orthopedics industry and other sponsor backed companies outside of the orthopedics industry, in each case of similar responsibility to our executives and other companies of similar size to us. The Compensation Committee reviewed our performance, the executive officer’s performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. We consider our 2008 base salaries to have been in line with our compensation objectives.

Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2008 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the Transactions. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in targeted areas. Payments under the plan are calculated based upon a percentage of an executive’s base salary, which are targeted to be competitive with other orthopedic manufacturing companies in our industry and after considering annual cash incentive programs at privately owned portfolio companies of the Sponsors.

Potential payments under the non-equity incentive plan for the 2008 fiscal year could have ranged from 0% to 180% of the an executive’s base salary, as a result of corporate, business unit and individual performance. Greater emphasis for Messrs. Binder, Florin, Kashuba and Richardson was placed on corporate performance, while a more significant factor for Messrs. Van Broeck and Scheiss was business unit performance. Corporate and business unit targets for the 2008 fiscal year were EBITDA, net sales and operational objectives (including manufacturing footprint optimization and implementation of Six Sigma, lean manufacturing, and procurement and offshoring initiatives). Individual performance of named executive officers was determined after considering each executive’s leadership ability and contributions to our business during the 2008 fiscal year. With respect to named executive officers other than the Chief Executive Officer, the Compensation Committee also considered the Chief Executive Officer’s assessment of their individual performance in determining an individual named executive officer’s performance.

The chart below includes information about 2008 fiscal year opportunities and actual payout.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2008)
	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	100%	682,500	180%	1,228,500	131%	840,000
Daniel P. Florin	80%	321,430	144%	578,575	89%	356,708
J. Pat Richardson	60%	155,904	108%	280,627	68%	176,087
Roger Van Broeck(1)	80%	328,201	144%	590,761	68%	278,985
Glen A. Kashuba	80%	318,178	108%	429,540	78%	310,223
Steven F. Schiess	80%	238,968	108%	322,607	78%	232,086

(1)	Mr. Van Broeck is employed in the Netherlands and paid in Euros. To calculate the U.S. dollar equivalent for disclosure purposes, we used a currency conversion rate of 1 Euro to $1.5557, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2008 as published in The Wall Street Journal.

Since corporate and business unit target performance goals are generally set consistent with our confidential operating plan for the fiscal year, actual performance above our confidential operating plan would generally result in incentive payments above the target level. Conversely, performance below our confidential operating plan would generally result in incentive payments below the target level. The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to both company and individual performance. The specific corporate and business unit targets and ranges of acceptable performance set under the non-equity incentive plan are not disclosed because we believe disclosure of this information would cause competitive harm. These targets and ranges of acceptable performance are based on our confidential operating plan for the 2008 fiscal year and, therefore, achievement is substantially uncertain at the time they are set. The targets are intended to be realistic and reasonable, but challenging, in order to drive sustainable growth and individual performance.

Stock Options and Leveraged Share Awards. In 2007, the Board of Parent adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), which provides for the grant of non-qualified stock options to purchase shares of common stock of Parent (the “LVB Options”) to our and our affiliates’ key employees, directors, service providers and consultants. Generally, 50% of the LVB Options granted to employees vest based on continued employment, 25% vest based on continued employment and have an exercise price that increases by 10% per annum, and 25% vest based on the achievement of annual EBITDA based performance criteria established by the Board of Parent or a committee appointed by the Board of Parent. We also have granted LVB Options to our distributors, which are expected to be eligible to vest based on the achievement of specified sales targets.

In 2008, the Board of Parent adopted an addendum to the 2007 LVB Plan, which provides the ability to grant leveraged equity awards in Parent under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”). LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non recourse loans from Parent, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan.

Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earlier of (1) the date participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated by us for any reason other than cause, death, disability or the participant’s resignation with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award.

Prior to receiving shares of LVB common stock (whether pursuant to the exercise of LVB Options, purchased pursuant to an LVB Leveraged Award or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag along and drag along rights (and, with respect to certain senior members of management, limited re offer registration and preemptive rights).

There were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted pursuant to the 2007 LVB Plan. The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB Awards pursuant thereto, and may amend the 2007 LVB Plan (and any LVB Awards) at any time. LVB Awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. Following the Transactions, a total of 28,373,500 LVB Options were granted to employees and distributors under the 2007 LVB Plan during the 2008 fiscal year and 769,500 LVB Leveraged Awards were granted to employees under the 2007 LVB Plan during the 2008 fiscal year. Of the 23,373,500 LVB Options granted during the 2008 fiscal year, 7,245,000 were granted to our named executive officers and of the 769,500 LVB Leveraged Awards granted during the 2008 fiscal year, none were granted to our named executive officers.

Perquisites. We believe that our approach to perquisites has historically been, and continues to be, comparable to other companies in our informal peer group discussed above. Our President and Chief Executive Officer and other named executive officers have historically generally been permitted, when practical, to use company aircraft for business and personal travel for security reasons. On a case by case basis, we have historically reimbursed executives for social club dues or offered to provide a travel allowance in connection with Biomet related travel or relocation assistance to certain members of our senior management team who relocate their principal residence at our request. For example, we have historically, at times, provided reimbursement of moving expenses and protection against a loss on the sale of the executive’s home.

Health and Welfare Benefits. Named executive officers have historically received similar benefits to those provided to all other salaried U.S. employees, such as medical, dental, vision, life insurance and disability coverage.

Post Termination Compensation and Management Continuity Agreements. As described in further detail below, during the 2008 fiscal year, named executive officers were provided arrangements which specified payments in the event the executive’s employment is terminated. The type and amount of payments varied by executive level and the nature of the termination. These severance benefits, which are competitive with the companies discussed above as our informal peer group and general industry practices, are payable if and only if the executive’s employment terminates as specified in the applicable plan document or employment agreement. For more information, refer to “—Employment Agreements and Potential Post Termination Payments.”

Historically, we did not offer management continuity agreements to members of senior management. During the 2007 fiscal year, however, we engaged The Kinsley Group to assist with the preparation of and execution of change in control agreements with members of our senior management team. These agreements were intended to provide for continuity of management in the context of a prospective change in control of Biomet. These agreements were necessary to reinforce and encourage the continued attention and dedication of members of our senior management to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control. In addition, we entered into change in control agreements with Messrs. Binder, Florin and Richardson, each of whom joined after the Transactions were announced, to provide such executives’ benefits if the Transactions did not close as expected and a new change in control transaction was consummated. Each of the agreements with Messrs. Binder, Florin and Richardson terminated upon consummation of the Transactions. For further information on the terms of the change in control agreements, refer to “—Employment Agreements and Potential Post Termination Payments—Change in Control Agreements” below.

Retirement Plans. We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers; however, we do have defined benefit retirement plans for certain of our foreign subsidiaries, discussed herein as our “foreign pension plans,” which covered certain of our overseas employees. One of these foreign pension plans was applicable to Mr. Van Broeck during the 2008 fiscal year and sponsored by Biomet Europe B.V. (“Biomet Europe”). During the 2008 fiscal year Biomet Europe provided all employees, whether salaried or hourly, with the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in the Netherlands in order to provide a level of retirement benefits competitive with European market conditions. The benefits under this foreign pension plan are generally based on years of service and a calculation of the employee’s weighted average final base salary. Detailed explanations of these terms and calculations can be found in the narrative discussion accompanying the Pension Benefits Table in “—Executive Compensation Tables—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below. The investment objective is to enable a fixed, guaranteed payout to the employee at the time of the employee’s retirement, except, in the case of Mr. Van Broeck, for a moderate profit sharing provision, which may affect him by providing an additional benefit based on the collective return of the plan assets. The assets covered by the pension plan are managed by independent investment professionals, however, due to the guaranteed payout, policyholders are relatively unaffected by poor performance and affected only by positive investment returns under the profit sharing provision. The net assets of these foreign pension plans did not include any of our common shares as of April 30, 2008 (the same measurement dates used for the 2008 fiscal year with respect to our foreign subsidiaries). For information about Mr. Van Broeck’s pension benefits, refer to the Pension Benefits Table in “—Executive Compensation Tables—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

In addition, during the 2008 fiscal year our executive officers were eligible to participate in our 401(k) plan (the “401(k) Plan”). All team members residing in the United States who are at least 18 years of age and complete at least 90 days of continuous service or work at least 1,000 hours per year were also eligible during the 2008 fiscal year to participate in the 401(k) Plan. Each year we, in our sole discretion, may match 75% of each team member’s contributions, up to a maximum amount equal to 5% of the team member’s compensation in cash. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service. The 401(k) Plan generally purchased common shares of Biomet with our matching contribution. Executive officers have also historically participated in our Employee Stock Bonus Plan (the “ESBP”), which was merged into and with our 401(k) Plan during the 2008 fiscal year.

In addition, we maintain The Biomet, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax effective manner. We do not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and cash bonus payments. Participants received scheduled distributions from the Deferred Compensation Plan are available, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and gains are reflected on our financial statements and are our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above market interest rates on deferred amounts of compensation. For more information, refer to “—Executive Compensation Tables—Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Deferred Compensation” below.

Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid to certain executives named in the Summary Compensation Table. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the Transactions, the Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the Compensation Committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the Compensation Committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the Transactions, because we no longer have publicly held equity, the restrictions of Section 162(m) no longer apply.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Jonathan J. Coslet

Adrian Jones

Michael Dal Bello

Michael Michelson

Executive Compensation Tables

Summary Compensation Table

The following narrative, tables and footnotes describe the “total compensation” earned during the 2007 and 2008 fiscal years by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2007 and 2008 fiscal years. The actual value realized by our named executive officers during the 2007 and 2008 fiscal years from long-term incentives (options) is presented in the Option Exercises and Stock Vested Table below.

The individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during the 2008 fiscal year. Refer to “—The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.

Bonus. For the 2008 fiscal year, we did not have any bonus plans applicable to our named executive officers. Each named executive officer, however, earned an annual performance based cash incentive award as described under “—Non-equity Incentive Plan Compensation” below.

Option Awards. The awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the Biomet, Inc. 1998 Qualified and Non-Qualified Stock Option Plan (the “1998 Plan”) and 2007 LVB Plan. For further information about our stock option programs, refer to “—The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards” above. In addition, details about option awards made during the 2008 fiscal year are included in the Grant of Plan Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below represent the compensation expense recognized during the 2008 fiscal year under SFAS 123(R) for each named executive officer. The recognized compensation expense of the option awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Stock Awards. The only equity based compensation that we recognized under SFAS 123(R) with respect to our named executive officers for the 2008 fiscal year was in relation to stock option awards. For information about stock options granted to our named executive officers, see “Option Awards” immediately above.

Non-equity Incentive Plan Compensation. Our named executive officers earned annual incentive bonuses for the 2008 fiscal year. Refer to “—The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.

Change in Pension Value and Non-Qualified Deferred Compensation Earnings. We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers. For Mr. Van Broeck, the change in pension value represents the aggregate change in the actuarial present value of the accumulated benefit under his pension plan sponsored by Biomet Europe from April 30, 2007 to May 31, 2008 (the same measurement dates used for financial statement reporting purposes with respect to our audited financial statements for the 2007 and 2008 fiscal years with respect to our foreign subsidiaries). For information on Mr. Van Broeck’s retirement benefits and certain material features of the pension plan in which he participates, refer to “—The Elements of Biomet’s Compensation Program—Retirement Plans” above and “—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

None of our named executive officers participated in the Deferred Compensation Plan during the 2008 fiscal year. Furthermore, we do not pay above market or preferential earnings on non-qualified deferred compensation. For information on the Deferred Compensation Plan, refer to “—Compensation Discussion and Analysis—Retirement Plans.”

All Other Compensation. The amounts included under the All Other Compensation heading represent the sum of: (1) certain perquisites and other personal benefits; (2) Biomet paid contributions to retirement plans; (3) Biomet paid insurance premiums; (4) certain tax reimbursements made by us; and (5) certain other amounts more fully described in footnote (2) to the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation(2) ($)	Total ($)
Jeffrey R. Binder,	2008	682,500	—	4,334,395	—	840,000	—		1,766,811	7,623,706
President and Chief Executive Officer	2007	150,050	162,500	—	—	—	—		71,858	384,408

Daniel P. Florin, Senior Vice President and Chief Financial Officer	2008	401,788	356,708	686,279	—	356,708	—		13,313	1,458,088

J. Pat Richardson,	2008	259,840	—	340,560	—	176,087	—		16,863	793,350
Corporate Vice President-Finance and Treasurer and Former Interim Chief Financial Officer	2007	25,834	24,722	—	—	—	—		3,788	54,344

Roger van Broeck,	2008	410,251	—	593,399	—	278,985	—		79,109	1,361,744
Vice President and President, Biomet Europe	2007	386,741	284,235	119,486	—	—	77,073	(3)	68,311	935,846

Glen A. Kashuba	2008	397,722	—	928,799	—	310,223	—		13,313	1,658,012

Steven F. Schiess	2008	298,710	—	593,399	—	232,086	—		13,313	1,144,390

(1)	For each named executive officer listed in the Summary Compensation Table above, the value reflects the compensation expense recognized by us during the 2008 and 2007 fiscal years under SFAS 123(R). For information on the full grant-date fair value of awards granted solely during the 2008 and 2007 fiscal years, refer to the Grant of Plan-Based Awards Table below and to footnote (1) of the Grant of Plan-Based Awards Table.

We use the Black-Scholes option-pricing model to determine the fair value of options to calculate compensation expense. For information about the assumptions used in determining the compensation expense we recognized during the 2008 and 2007 fiscal years, refer to Note 9 to the consolidated financial statements elsewhere in this Form 10-K.

(2)	The table below presents an itemized account of “All Other Compensation” provided during the 2007 and 2008 fiscal years. Consistent with our emphasis on performance-based pay, perquisites and other compensation are limited in scope and primarily comprised of retirement benefit contributions and accruals. For each named executive officer listed below, the sum of each of the columns reflects the total value included under the All Other Compensation heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contribu- tions ($)	Medical Flex ($)	Travel Allowance ($)		Personal Use of Company Aircraft (a)	Other ($)
Jeffrey R. Binder	2008	63	—	250	13,000		433,498	1,320,000	(b)
	2007	—	—	146	—		63,600	8,112	(c)

Daniel P. Florin	2008	63	—	250	13,000		—	—

J. Pat Richardson	2008	63	—	250	13,000		—	3,550	(d)
	2007	—	—	104	—		—	3,684	(d)

Roger Van Broeck	2008	—	44,960	—	28,501	(e)	—	5,648	(f)
	2007	—	38,811	—	24,621	(e)	—	4,879	(f)

Glen A. Kashuba	2008	63	—	250	13,000		—	—

Steven F. Schiess	2008	63	—	250	13,000		—	—

(a)	Our incremental cost for personal use of our aircraft is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time of an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

Pursuant to the employment agreement between us and Mr. Binder, dated February 26, 2007, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight is greater than the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the incremental income associated with the commercial flight. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder has used. In addition, pursuant to the employment agreement between us and Mr. Binder dated February 26, 2007, we agreed to purchase Mr. Binder’s prior residence in Illinois at its appraised value, to be determined by an independent appraiser, up to $2,199,000. Furthermore, we agreed to reimburse Mr. Binder for certain capital gains taxes, if any, incurred as a result of the sale of Mr. Binder’s prior residence. As a result of the independent appraisal, we purchased Mr. Binder’s prior residence for significantly less than the maximum amount and Mr. Binder has not recognized any gain on the sale of his prior residence. As a result of our subsequent sale of Mr. Binder’s former residence, the amount paid by us to Mr. Binder is not reflected in the amount shown in the table above for Mr. Binder under the “All Other Compensation” heading. In addition, because Mr. Binder recognized a loss on the sale of his house, we have not paid any “gross up” amounts to Mr. Binder in connection with the sale of his house.
(b)	Also, pursuant to the employment agreement between us and Mr. Binder dated February 26, 2007, we agreed to reimburse Mr. Binder up to $1,320,000 if Mr. Binder is required to pay his former employer in connection with the termination of his previous employment. On September 21, 2007, we paid $1,320,000 to Mr. Binder in connection with this obligation.
(c)	Represents the cost to us of providing temporary housing to Mr. Binder in Warsaw, Indiana.
(d)	Represents the cost to us of providing temporary housing to Mr. Richardson in Warsaw, Indiana.
(e)	Represents the cost to us of providing a car to Mr. Van Broeck.
(f)	Represents the Biomet-paid portion of Mr. Van Broeck’s government mandated health and wellness expense.

In addition to the foregoing compensation, named executive officers also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all U.S. salaried employees.

(3)	Mr. Van Broeck is employed in the Netherlands and paid in Euros. To calculate the U.S. dollar equivalent for disclosure purposes, we used a currency conversion rate of 1 Euro to $1.5566, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2008 as published in The Wall Street Journal.

Grants of Plan-Based Awards Table

As discussed in further detail in “—Compensation Discussion and Analysis—Introduction” above, in connection with the Transactions all stock options outstanding under the 1998 Plan and the Biomet, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (whether held by officers, directors, employees or distributors) were cancelled and the holders thereof became entitled to receive from us an amount equal to the excess, if any, of the $46.00 offer price over the option exercise price for each share subject to the stock option, in each case, less any applicable withholding taxes and without interest and regardless of whether or not the awards were then vested or exercisable. Following consummation of the Transactions, the 2007 LVB Plan was established. For a further discussion of the 2007 LVB Plan, see “—The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.” During the 2008 fiscal year, we granted stock options to our named executive officers under the 2007 LVB Plan. Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. For additional discussion of the 2007 LVB Plan and certain material terms of the stock option awards under this plan, refer to “—The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.” All stock option awards to our named executive officers during the 2008 fiscal year were made such that the exercise price of the awards was equal to the fair market value of LVB’s common shares on the date of grant.

During the 2008 fiscal year, we also granted cash incentive awards to our named executive officers under our non-equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards (1) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey R. Binder	December 17, 2007	3,413	682,500	1,228,500	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	2,100,000	—	7,770,000
	December 17, 2007(3)	—	—	—	—	—	—	—	1,050,000	—	2,373,000
	December 17, 2007(4)	—	—	—	—	1,050,000	—	—	—	—	3,885,000
Daniel P. Florin	December 17, 2007	2,009	321,430	578,575	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	332,500	—	1,230,250
	December 17, 2007(3)	—	—	—	—	—	—	—	166,250	—	375,725
	December 17, 2007(4)	—	—	—	—	166,250	—	—	—	—	615,125
J. Pat Richardson	December 17, 2007	1,299	155,904	280,627	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	165,000		610,500
	December 17, 2007(3)	—	—	—	—	—	—	—	82,500	—	186,450
	December 17, 2007(4)	—	—	—	—	82,500	—	—	—	—	305,250
Roger van Broeck	December 17, 2007	2,051	328,201	590,761	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	287,500	—	1,063,750
	December 17, 2007(3)	—	—	—	—	—	—	—	143,750	—	324,875
	December 17, 2007(4)	—	—	—	—	143,750	—	—	—	—	531,875
Glen A. Kashuba	December 17, 2007	1,989	318,178	429,540	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	450,000	—	1,665,000
	December 17, 2007(3)	—	—	—	—	—	—	—	225,000	—	508,500
	December 17, 2007(4)	—	—	—	—	225,000	—	—	—	—	832,500
Steven F. Schiess	December 17, 2007	1,494	238,968	322,607	—	—	—	—	—	—	—
	December 17, 2007(2)	—	—	—	—	—	—	—	287,500	—	1,063,750
	December 17, 2007(3)	—	—	—	—	—	—	—	143,750	—	324,875
	December 17, 2007(4)	—	—	—	—	143,750	—	—	—	—	531,875

(1)	For each named executive officer listed in the Grant of Plan-Based Awards Table above, the value reflects the full grant-date fair value calculated under SFAS 123(R) solely for awards granted during the 2008 fiscal year. The fair value of the stock option awards for financial reporting purposes likely will vary from the actual amount ultimately realized by the named executive officer based on a number of factors. These factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting. See Note 9 to the consolidated financial statements for the assumptions made in determining SFAS 123(R) values.
(2)	Represents grants of time-based options, which generally vest ratably over 5 years. For additional discussion of the 2007 LVB Plan and certain material terms of the stock option awards under this plan, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.”
(3)	Represents grants of accreting exercise price options, which have exercise prices that will increase by 10% each year and generally vest ratably over 5 years. For additional discussion of the 2007 LVB Plan and certain material terms of the stock option awards under this plan, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.”
(4)	Represents grants of performance-based options, which generally vest over 5 years, contingent upon the Company achieving certain EBITDA targets in each of those years. For additional discussion of the 2007 LVB Plan and certain material terms of the stock option awards under this plan, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.”

Outstanding Equity Awards at Fiscal Year-End Table

As discussed in further detail in “—Introduction” above, in connection with the Transactions all stock options outstanding under the 1998 Plan and the 2006 Plan (whether held by officers, directors, employees or distributors) were cancelled and the holders thereof became entitled to receive from us an amount equal to the excess, if any, of the $46.00 offer price over the option exercise price for each share subject to the stock option, in each case, less any applicable withholding taxes and without interest and regardless of whether or not the awards were then vested or exercisable. Following consummation of the Transactions, the 2007 LVB Plan was established. For a further discussion of the 2007 LVB Plan, see “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.”

We have historically awarded stock options to members of our senior management and our other team members throughout Biomet. Generally, of the awards listed in the table below, 50% vest based on continued employment, 25% vest based on continued employment and have an exercise price that increases by 10% per annum, and 25% vest based on the achievement of annual EBITDA-based performance criteria established by the Compensation Committee. For information on the vesting schedule of the unvested portions of outstanding equity awards listed below, refer to footnote (2) to the table below. Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earlier of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death, disability or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award.

For further information on our stock option awards and their material terms, refer to “—The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.” For information about stock option awards granted solely during the 2008 fiscal year, refer to “—Grant of Plan-Based Awards Table.”

The following table shows the equity awards granted to our named executive officers, which are comprised solely of stock option awards under the 2007 LVB Plan (vested and unvested), that were outstanding as of the end of the 2008 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(3) (#)	Option Exercise Price (4)($)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	—	2,100,000	(a)	—	10.00	July 11, 2017	—	—	—	—
	—	1,050,000	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		1,050,000	10.00	July 11, 2017	—	—	—	—

Daniel P. Florin	—	332,500	(a)	—	10.00	July 11, 2017	—	—	—	—
	—	166,250	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		166,250	10.00	July 11, 2017	—	—	—	—

J. Pat Richardson	—	165,000	(a)		10.00	July 11, 2017	—	—	—	—
	—	82,500	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		82,500	10.00	July 11, 2017	—	—	—	—

Roger van Broeck	—	287,500	(a)	—	10.00	July 11, 2017	—	—	—	—
	—	143,750	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		143,750	10.00	July 11, 2017	—	—	—	—

Glen A. Kashuba	—	450,000	(a)	—	10.00	July 11, 2017	—	—	—	—
	—	225,000	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		225,000	10.00	July 11, 2017	—	—	—	—

Steven F. Schiess	—	287,500	(a)	—	10.00	July 11, 2017	—	—	—	—
	—	143,750	(b)	—	10.00	July 11, 2017	—	—	—	—
	—	—		143,750	10.00	July 11, 2017	—	—	—	—

(1)	On an award-by-award basis, the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested equity awards are listed below:

(a) Represents grants of time-based options, which generally vest ratably over 5 years.

With respect to Mr. Binder, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 420,000 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Florin, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 66,500 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Richardson, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 33,000 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Van Broeck, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 57,500 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 90,000 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Scheiss, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 57,500 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

(b) Represents grants of performance-based options, which generally vest ratably over 5 years and have an exercise price that increases by 10% per annum.

With respect to Mr. Binder, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 210,000 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Florin, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 33,250 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Richardson, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 16,500 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Van Broeck, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 28,750 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 45,000 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

With respect to Mr. Scheiss, represents the outstanding unvested portion of the original option granted on December 4, 2007. The remaining unvested portion of the original award vests in increments of 28,750 Common Shares on July 11, 2008, 2009, 2010, 2011 and 2012.

(3)	On an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Awards vest over a five-year term based on EBITDA-based criteria established by the Compensation Committee.
(4)	The exercise price for each option, as it was recorded in the stock option award at the time of grant, is reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The options have an exercise price equivalent to fair market value on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value was determined by the Compensation Committee.
(5)	Represents the tenth year anniversary for each option award reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” For information on the vesting schedule of unvested portions of outstanding option awards, see sub-footnotes (a)-(f) of footnote (2) above.

Option Exercises and Stock Vested Table

During the 2008 fiscal year, no option awards were exercised and no stock awards vested applicable to Biomet’s named executive officers.

In connection with the Transactions, however, all stock options outstanding under the 1998 Plan and the 2006 Plan (whether held by officers, directors, employees or distributors) were cancelled and the holders thereof became entitled to receive from us an amount equal to the excess, if any, of the $46.00 offer price over the option exercise price for each share subject to the stock option, in each case, less any applicable withholding taxes and without interest and regardless of whether or not the awards were then vested or exercisable. For a further description of amounts received by named executive officers in connection with the Transactions (including as a result of the cancellation of stock options), see Biomet’s Proxy Statement filed with the SEC on August 8, 2007.

Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans

Pension Plans

We do not sponsor or maintain any pension plans applicable to our U.S.-based named executive officers. Of our named executive officers, only Mr. Van Broeck, who is based in the Netherlands, participated in a foreign pension plan sponsored by Biomet Europe during the 2008 fiscal year. Biomet Europe offers certain of its employees, whether salaried or hourly, with the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in order to provide a level of retirement benefits competitive with European market conditions. Biomet Europe provides employees with pension benefits beginning after the completion of twelve consecutive months of employment with Biomet Europe. Once this minimum condition is met, however, the employee is credited with accrued time of service for the first twelve months of employment.

Under the foreign pension plan applicable to Mr. Van Broeck during the 2008 fiscal year, the basic contribution was a fixed premium to which he contributed 7% of his annual base salary and Biomet Europe contributed the remainder. Mr. Van Broeck’s bonus was not included for the purposes of pension calculations or contributions. Certain employees have historically been affected by a maximum pensionable salary condition, which imposed a cap on the amount of salary used for calculations that affect certain amounts, such as premiums and benefits. The benefits provided under this foreign pension plan are based on the following formula:

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

In addition, under this foreign pension plan, “final salary” is calculated as the average of the employee’s base salary over the last five calendar years of his or her employment at Biomet Europe.

Benefits under the plan do not provide the employee with a lump sum following retirement. The plan provides for the purchase of an annuity, which in operation provides a monthly retirement allowance. The full benefits are payable only at normal retirement age and the early retirement results in a reduction in benefits. Retirement age under the plan is age 65.

The benefits provided by this foreign pension plan provide a guaranteed payout, which is intended to be based on the targeted annual payout of an annuity purchased at the time of retirement. Mr. Van Broeck joined this plan in 1998, which provides for him to receive a guaranteed annuity on September 1, 2013.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued pension benefits through the end of the 2008 fiscal year for each of the named executive officers listed in the table. The calculation of actuarial present value is generally consistent with the methodology and assumptions outlined in our audited financial statements, except that the calculation does not assume an average salary increase of 3.0%, a discount rate of 4.9% or an inflation rate of 2.0% because Mr. Van Broeck’s salary is frozen for the purposes of the pension plan and because the payout amount is guaranteed. In addition, the calculation presumes an implied rate of return on the plan assets during the 2008 fiscal year of 4.0%. The expected rate of return on the plan assets is 4.9%, as assumed in conjunction with the preparation of our audited financial statements. The actuarial present value of benefits is calculated in accordance with the following assumptions: (1) assumed retirement age: 65; (2) no pre-retirement decrements; and (3) assumed form of payment: lump sum. The actuarial increase during the 2008 fiscal year of the projected retirement benefits can be found in the “Summary Compensation Table” under the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” heading (for Mr. Van Broeck, the amount reported under that heading represents actuarial increases in Mr. Van Broeck’s plan).

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service (2)(#)	Present Value of Accumulated Benefit (3)($)	Payment During Last Fiscal Year (4)($)
Roger van Broeck	Biomet Europe Pension Plan(1)	10	584,226	44,960

(1)	Mr. Van Broeck participates in the Biomet Europe Pension Plan, which is sponsored by Biomet Europe. This is the English translation of the plan’s proper name, Biomet Europe Pension Plan.
(2)	Mr. Van Broeck’s ten years of accrued service under the Biomet Europe Pension Plan started in 1998 with BioMer C. V., which was a joint venture between Biomet, Inc. and Merck KGaA, and then later with Biomet Europe, the Successor company to BioMer C.V. Prior to 1998, Mr. Van Broeck was with Biomet in different positions in different countries for which he did not carry over any build up of pension benefits to his current pension plan.
(3)	For Mr. Van Broeck, represents the actuarial present value of the accumulated benefit under the Biomet Europe Pension plan, which was computed as of April 30, 2007, which is the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the fiscal year ended May 31, 2008. For the purposes of the Pension Benefits Table above, to calculate the actuarial present value of Mr. Van Broeck’s accumulated benefit in U.S. dollars, we used a currency conversion rate of 1 Euro to $1.5566.
(4)	For Mr. Van Broeck, represents the annual premium contributed to the Biomet Europe Pension Plan after Mr. Van Broeck’s contribution of 7% of his annual base salary.

Non-Qualified Deferred Compensation

Biomet’s Deferred Compensation Plan is a non-qualified deferred compensation plan, which is available for members of our senior management. The Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants may defer up to 100% of their base salary and bonus payments, as well as Board fees for non-employee Directors, as applicable. We do not make any contributions to the Plan. For further information on the Deferred Compensation Plan, refer to “—The Elements of Biomet’s Compensation Program—Retirement Plans.”

During the 2008 fiscal year, none of Biomet’s named executive officers participated in the Deferred Compensation Plan. We do not pay above-market or preferential earnings on non-qualified deferred compensation.

Employment Agreements and Potential Post-Termination Payments

Of our current named executive officers, we have an employment agreement with Messrs. Binder, Florin, Van Broeck, Kashuba and Scheiss and have an offer letter with Mr. Richardson.

On September 20, 2006, we entered into change-in-control agreements with Messrs. Van Broeck and Scheiss and other executive officers and their respective employment agreements contain change-in-control and severance provisions that will apply upon expiration of the change-in-control agreements. In addition, our employment agreements with Messrs. Binder, Florin and Kashuba contain change-in-control provisions.

In addition, on September 21, 2006, we adopted the Biomet, Inc. Executive Severance Pay Plan, or the Severance Plan, which provides each of our participating executives with severance benefits in the event of certain terminations of the executive’s employment. The following narrative describes the terms of these various agreements and the Severance Plan.

Employment Agreement with Jeffrey R. Binder

On June 11, 2008, we entered into an amended and restated employment agreement, which we refer to as the employment agreement, with Mr. Binder, our President and Chief Executive Officer. The amended and restated employment agreement supersedes our original employment agreement with Mr. Binder dated as of February 26, 2007, which we refer to as the original employment agreement. Pursuant to the terms of the employment agreement between us and Mr. Binder, the agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the agreement, unless either we or Mr. Binder give prior notice of termination. Mr. Binder will receive a base salary at a rate no less than $650,000 per year, which shall be increased at our discretion. Mr. Binder’s employment agreement provides that he will also have the opportunity to earn an annual cash bonus in an amount no less than 100% of his base salary for on-target performance with the possibility of exceeding 100% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.”

Mr. Binder’s employment agreement provides that we will arrange, at our expense, for Mr. Binder to fly once per week to and from his Texas home and our headquarters or such other location reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight is greater than the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the incremental income associated with the commercial flight. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve month period.

Unlike the original employment agreement, our amended and restated employment agreement with

Mr. Binder does not provide for annual equity grants, and does not provide for accelerated vesting of the outstanding equity awards that would have vested during the twelve-month period following termination of employment if we terminate Mr. Binder’s employment for any reason other than for cause (as defined in the agreement), death or disability, or Mr. Binder terminates his employment for good reason (as defined in the agreement). The employment agreement provides that, upon any termination of Mr. Binder’s employment, his rights with respect to any equity or equity-related awards will be governed by the applicable terms of the related plan or award agreement. Mr. Binder could be entitled to certain severance benefits following termination of employment prior to a change-in-control (as defined in the agreement) or within two years of a change-in-control. Severance payable to Mr. Binder under such circumstances was previously provided for under the Change in Control Agreement entered into between us and Mr. Binder as of February 26, 2007, which we refer to as the original change in control agreement. The original change in control agreement expired by its terms on July 11, 2007 upon consummation of the “Closing,” as defined in the Merger Agreement.

Under the employment agreement, if Mr. Binder’s employment is terminated at any time within the two-year period following a change in control either by us for any reason other than for cause, death or disability, or by Mr. Binder for good reason, (a) his severance multiple would be increased from 1.5 times base salary and annual incentive bonus to two times base salary and annual incentive bonus and (b) his pro rated bonus for the year of termination of employment would be based on his target annual incentive bonus for such year rather than the actual annual incentive bonus he would have received for such year (as determined based on the Company’s performance to the date of termination of employment, extrapolated through the end of such fiscal year). The employment agreement further provides that if Mr. Binder is subject to the “golden parachute” excise tax under Section 4999 of the Internal Revenue Code as amended, the Company will pay him an additional amount such that he is placed in the same after-tax position as if no excise tax had been imposed. See “—Severance Benefits” below.

Employment Agreements with Roger P. Van Broeck and Steven F. Scheiss

On February 1, 2008, we entered into an employment agreement with Mr. Van Broeck, our Vice President and President of Biomet Europe, to become Chairman of the Supervisory Board of Biomet Luxembourg Holding Sarl and Director of Biomet Hong Kong Limited, and on February 28, 2008, we entered into an employment agreement with Steven F. Scheiss, our Vice President and President of Biomet 3i, LLC. Both Mr. Van Broeck and Mr. Scheiss will be referred to in this section as “Executive.” Both agreements have an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the agreement, unless either party gives prior notice of termination. Mr. Van Broeck and Mr. Scheiss will receive base salaries at a rate no less than $410,251 and $298,710 per year, respectively, which shall be adjusted at our discretion. Both Mr. Van Broeck and Mr. Scheiss will also have the opportunity to earn an annual cash bonus in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement.

If Messrs. Van Broeck’s or Scheiss’ employment is terminated prior to July 11, 2009, his severance benefits will be governed by his change-in-control agreement, dated September 20, 2006. See “—Change-in-Control Agreements,” below.

If we terminate Messrs. Van Broeck or Scheiss’ employment after July 11, 2009, the agreement provides that Mr. Van Broeck or Mr. Scheiss, as applicable, could be entitled to certain severance benefits following termination of employment prior to a change-in-control (as defined in the agreement) or within two years of a change-in-control. See “—Severance Benefits” below.

Employment Agreements with Daniel P. Florin and Glen A. Kashuba

On February 28, 2008, we entered into employment agreements with Mr. Florin, our Senior Vice President and Chief Financial Officer, and with Mr. Kashuba, our Senior Vice President and President of Biomet Trauma and Biomet Spine. Both Mr. Florin and Mr. Kashuba will be referred to in this section as “Executive.” Both agreements have an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the agreement, unless either party gives prior notice of termination. Mr. Florin and Mr. Kashuba will receive a base salary at a rate no less than $395,850 and $397,722 per year, respectively, which shall be increased at our discretion. Executive will also have the opportunity to earn an annual cash bonus in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreements further provide that Executive could be entitled to certain severance benefits following termination of employment prior to a change-in-control (as defined in the agreements) or within two years of a change-in-control. See “–Severance Benefits” below.

Offer Letter to J. Pat Richardson

On March 30, 2007, we announced the appointment of J. Pat Richardson as Corporate Vice President–Finance and Interim Chief Financial Officer and Treasurer effective April 11, 2007. Pursuant to an offer of employment between us and Mr. Richardson, Mr. Richardson receives, among other benefits, a base salary of $250,000 per year, an opportunity to earn an annual bonus of 60% of base salary for on-target performance, a car allowance, relocation benefits and other customary benefits. In the event that the Merger Agreement was terminated, Mr. Richardson would have been entitled to equity awards issued by the Compensation Committee that are commensurate with his position with us. The options would have been subject to the terms and conditions applicable to options granted under the 2006 Plan, as described in the 2006 Plan and the applicable stock option award. As a result of the Transaction being consummated, Mr. Richardson did not receive this benefit but Mr. Richardson did receive an equity award in Parent following the consummation of the Transaction. For further information, refer to “–Executive Compensation Tables—Grant of Plan-Based Awards Table.” Further, Mr. Richardson’s offer letter provides that if Mr. Richardson is terminated for any reason within the first three years of employment, he is required to repay us his relocation costs. This repayment obligation lapses with respect to 33% of this relocation cost for each year of employment after the date of the agreement.

Severance Benefits Provided Under Employment Agreements

Each of our employment agreements with Messrs. Binder, Florin, Van Broeck, Scheiss and Kashuba contains provisions which entitles the executive to certain severance benefits following termination of employment prior to a change of control (as defined in the agreement) or within two years following a change of control.

•

With respect to Messrs. Van Broeck and Scheiss, on September 20, 2006 we entered into change-in-control agreements with Mr. Van Broeck, Mr. Scheiss and certain other executive officers. If Messrs. Van Broeck or Scheiss’ employment is terminated prior to July 11, 2009, our employment agreements with Messrs. Van Broeck and Scheiss provide that the terms of our severance arrangement with Messrs. Van Broeck or Scheiss will be governed by our applicable September 20, 2006 change of control agreements with Messrs. Van Broeck or Scheiss, as applicable. For a further description of our September 20, 2006 change-in-control agreements with Messrs. Van Broeck and Scheiss see “—Change-in-Control Agreements” below.

•

With respect to Mr. Richardson, Mr. Richardson’s severance arrangement with us is governed by the Biomet, Inc. Executive Severance Pay Plan discussed in further detail under “—Severance Pay Plan” below.

The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Van Broeck, Scheiss and Kashuba. Other than with respect to Mr. Binder as described in “—Termination by Biomet Within Two Years Following a Change-in-control Other Than For Cause, Death or Disability or by Executive for Good Reason” the following summary does not discuss executives’ rights with respect to any equity related awards as such awards are governed by the applicable terms of the related plan or award agreement.

Termination by Biomet Prior to a Change of Control Other Than For Cause, Death or Disability or by Executive for Good Reason

In the event of a termination prior to a change of control (and, with respect to Messrs. Van Broeck and Scheiss, after July 11, 2009), for any reason other than for “cause,” which generally includes failure to substantially perform his duties, willful misconduct or gross negligence, willful or grossly negligent breach of his fiduciary duties to Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies, or due to executive’s death or disability, or if executive terminates his employment prior to a change-in-control for “good reason,” which generally includes any material diminution in duties and responsibilities (but does not include, in the case of Mr. Kashuba, a change in duties and responsibilities that result from becoming a part of a larger organization following a change-in-control), reduction in base salary or bonus opportunity or relocation of primary work location of more than 50 miles, our employment agreements with Messrs. Binder, Florin, Van Broeck, Scheiss and Kashuba provide that he would be entitled to the following:

•

An amount equal to (a) 1.5 times his base salary in effect at the date of termination (with respect to Messrs. Florin, Van Broeck, Scheiss and Kashuba, the “Severance Benefit”, with respect to Mr. Binder the “Base Component”) plus, with respect to Mr. Binder, (b) 1.5 times the average of (x) the annual incentive bonus earned by Mr. Binder for the previous fiscal year and (y) the annual incentive bonus Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (the “Bonus Component”, and with respect to Mr. Binder together with the Base Component, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. If Mr. Binder becomes employed by another employer during that period, the Bonus Component will cease and the Severance Benefit will be limited to the Base Component;

•

An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual incentive bonus the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro rated bonus will be paid in a lump sum at the time we pay annual incentive bonuses to similarly situated active employees;

•

If the executive is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse the executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan;

•

Any “accrued benefits” (as defined in the agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and

•	With respect to Mr. Binder, continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date.

Termination by Biomet Within Two Years After a Change-in-control Other Than For Cause, Death or Disability or by Executive for Good Reason

In the event of a termination within two years after a change of control (and with respect to Messrs. Van Broeck and Scheiss after July 11, 2009), for any reason other than for cause or due to the executive’s death or disability, or if the executive terminates his employment within two years after a change-in-control for good reason, he would be entitled to the following:

•

An amount equal to (a) two times his base salary in effect at the date of termination plus (b) two times the average of (x) the annual incentive bonus earned by executive for the previous fiscal year and (y) the annual incentive bonus executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (collectively, the “Change-in-control Severance Benefit”). The total amount of the Change-in-control Severance Benefit will be paid as soon as administratively practicable following the termination of executive’s employment;

•

An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual incentive bonus executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year. The total amount of the pro rated bonus will be paid in a lump sum at the time we pay annual incentive bonuses to similarly situated active employees;

•

If the executive is eligible for and elects continuation coverage pursuant to COBRA, we will pay the premiums for such coverage (or reimburse Executive for such premiums) until the earlier of (a) the end of the 18 month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan;

•

Any “accrued benefits” (as defined in the agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and

•

With respect to Mr. Binder, continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder, Florin, Van Broeck, Scheiss and Kashuba’s non-competition period is 18 months after his termination.

Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Internal Revenue Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.

Termination Due to Death or Disability

If Messrs. Binder, Florin, Van Broeck, Scheiss or Kashuba’s employment is terminated due to his death or disability (and, with respect to Messrs. Van Broeck and Scheiss, after July 11, 2009), he is entitled to receive the following:

•	His base salary in effect through date of termination;

•

A pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual incentive bonus earned by Executive for the prior year and (y) the annual incentive bonus Executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and

•	Any “accrued benefits” (as defined in the agreement).

Termination With Cause or Without Good Reason

If Messrs. Binder, Florin, Van Broeck, Scheiss or Kashuba’s employment is terminated with “cause” or without “good reason” (as defined in the underlying employment agreement) and, with respect to Messrs. Van Broeck and Scheiss, after July 11, 2009, we will pay such executive his base salary in effect through the termination date and any “accrued benefits” (as defined in the agreement) when due.

Change-in-Control Agreements

On September 20, 2006, we entered into change-in-control agreements with our then current executive officers, including Messrs. Van Broeck and Schiess. The agreements were intended to provide for continuity of management in the context of a prospective change in control of Biomet, which is generally defined as a change in the majority of the Board, not including any new Board member approved by the majority of the Board, any person becoming the beneficial owner of 20% or more of our outstanding shares, any reorganization, merger, sale of all or substantially all of our assets or similar corporate transaction or approval by the shareholders of our complete liquidation. For additional information, see the change-in-control agreements previously filed with the SEC. Upon a change in control, including as a result of the Transactions, the agreements remain in effect for a period of at least 24 months beyond the month of such change in control. Each agreement provides that during the 24-month period following a change in control, we agree to continue to employ the executive and the executive agrees to remain in our employ.

In addition, prior to consummating the Transactions, we entered into change-in-control agreements with Messrs. Binder and Richardson, each of which terminated by its terms upon consummation of the Transactions. The agreements are intended to provide for continuity of our management in the event of a change in control other than as a result of the consummation of the Transactions, which are exempted from the agreements. The terms of the agreements are substantially the same as the terms of the agreements entered into on September 20, 2006, which are described above.

Under the change-in-control agreements, if, following a change in control, certain executives die or are terminated either by us for any reason other than for “cause,” which is generally defined as willful failure to substantially perform the executive’s duties, willfully engaging in conduct injurious to us or conviction of a felony, or disability, or by the executives for “good reason,” generally defined as any demotion, assignment of duties inconsistent with their title, relocation, any failure to pay or provide benefits to the executive (for more information, please see the agreements on file with the SEC) the executives would be entitled to: (1) a lump sum severance payment equal to two times the sum of the executive’s annual base salary, target bonus (or, in certain circumstances, the executive’s annual bonus earned during a specified time period), our annual contributions to all qualified retirement plans on behalf of the executive and the executive’s total annual car allowance; (2) the executive would receive a payout of his unpaid annual base salary, the higher of the executive’s target bonus for the fiscal year in which termination occurs or the actual bonus paid to the executive for the fiscal year preceding termination and other accrued compensation and benefits through the end of the fiscal year containing the termination date; (3) we would pay the executive a lump sum cash stipend equal to 24 times the monthly premium then charged for family coverage under our medical and dental plans and (4) the executive would receive life insurance and long-term disability benefits, or the cash equivalent if not available, substantially similar to those that the executive is receiving immediately prior to the notice of termination for a 24-month period after the date of termination. The change-in-control agreements also provide for the reimbursement of outplacement services for a period of 12 months after termination occurs, but not in excess of $25,000.

In the event an “anticipatory termination” (as defined in the agreements) occurs, the executive would receive the same benefits as they would upon a termination without “cause” (as defined in the agreements). The executive is also entitled to receive $25,000 in liquidated damages.

In the event that any payments made to the executives in connection with a change in control and termination of employment would be subject to excise taxes under the Internal Revenue Code, we will “gross up” the executive’s compensation to offset certain of such excise taxes. Severance benefits, other than the life insurance and long-term disability benefits, are generally not subject to mitigation or reduction. To receive the severance benefits provided under the agreements, the executive must sign a general release of claims. In connection with the execution of the agreements, each executive executed a customary confidentiality, non-competition and non-solicitation agreement with us.

Severance Pay Plan

On September 21, 2006, we adopted the Biomet, Inc. Executive Severance Pay Plan for the executives’ party to the change-in-control agreements described above. The Severance Plan provides each of our participating executives with severance benefits in the event of a termination of the executive’s employment unrelated to the executive’s (1) performance of his employment duties or (2) commission of an act or acts outside of the scope of his employment duties that would constitute the basis of a termination for cause under his agreement.

Severance benefits under the Severance Plan generally consist of the following: (1) payment of a pro-rata target bonus (based on the elapsed portion of the year of termination) in a lump sum; (2) continued payment of base salary for 52 weeks plus one week per full year of service with us, up to a maximum of 78 weeks following the termination date; (3) immediate vesting of all of the executive’s outstanding equity awards (stock options and restricted stock); (4) at our expense, continuation of coverage under our health insurance plans pursuant to COBRA for a period not to exceed eighteen months from the termination date; and (5) continuation of any Biomet-provided car allowance for a period of twelve months from the termination date.

As a condition to receiving severance benefits under the Severance Plan, the executive must execute a waiver and release of claims in favor of us and enter into to a customary confidentiality, non-competition and non-solicitation agreement with us. Severance benefits under the Severance Plan are generally intended to be the sole source of severance benefits payable upon a termination of the executive’s employment and are generally not subject to mitigation or reduction. We may amend or terminate the Severance Plan at any time. In the event the executive is entitled to benefits under the change-in-control agreement as a result of a termination of employment, such executive is not entitled to receive benefits under the Severance Plan.

Potential Payments Upon Certain Terminations

This table shows the potential compensation that we would have to pay to certain named executive officers upon a termination by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements) related or unrelated to a change in control, death or disability related or unrelated to a change in control, and termination with “cause” or without “good reason” (as defined in the applicable agreements), related or unrelated to change in control. The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would also receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively, in the addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2008. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

	Termination in Connection with a Change in Control				Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason(1)	Termination with Cause or without Good Reason(2)	Disability(3)	Death(4)	Termination without Cause or with Good Reason(5)	Termination with Cause or without Good Reason(6)	Disability(7)	Death(8)
Jeffrey R. Binder(9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	$7,984,000	$8,009,000	$1,819,504	$7,959,000	$2,203,625	$875,000	$1,393,750	$1,393,750
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	7,984,000	7,009,000	1,819,504	7,959,000	3,203,625	875,000	1,393,750	1,393,750
Daniel P. Florin(9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	2,291,535	2,316,535	767,467	2,266,535	831,285	395,850	554,190	554,190
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	2,291,535	2,316,535	767,467	2,266,535	831,285	395,850	554,190	554,190
J. Pat Richardson(10)
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,156,715	1,181,715	455,162	1,131,715	516,179	255,199	344,120	344,120
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,156,715	1,181,715	455,162	1,131,715	516,179	255,199	344,120	344,120
Roger Van Broeck(11)
Estimated Value of Non-Equity Benefits and Accrued Obligations	2,380,877	2,405,877	802,085	2,355,877	1,074,704	410,251	716,469	716,469
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	2,380,877	2,405,877	802,085	2,355,877	1,074,704	410,251	716,469	716,469
Glen A. Kashuba(9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	2,302,126	2,327,126	770,944	2,277,126	835,217	397,722	556,811	556,811
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	2,302,126	2,327,126	770,944	2,277,126	835,217	397,722	556,811	556,811
Steven F. Schiess(11)
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,156,715	1,181,715	455,162	1,131,715	516,179	255,199	344,120	344,120
Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,156,715	1,181,715	455,162	1,131,715	516,179	255,199	344,120	344,120

(1)	With respect to Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual incentive bonus earned by the executive for the previous fiscal year and (y) the annual incentive bonus the executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual incentive bonus the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under his employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents: (i) a lump-sum payment of a pro-rata target bonus (based on the elapsed portion of the year of termination); (ii) continued payment of base salary for 52 weeks plus one week per full year of service with us, up to a maximum of 78 weeks following the termination date; (iii) at our expense, continuation of coverage under our health insurance plans pursuant to COBRA for a period not to exceed eighteen months from the termination date; and (iv) continuation of any Biomet provided car allowance for a period of twelve months from the termination date.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents: (i) the sum of (a) the executive’s annual base salary through the end of the fiscal year containing the date of termination, (b) an amount equal to (x) the higher of the target bonus amount or the bonus actually paid to the executive under the Company’s incentive bonus plan for the fiscal year of the Company prior to the date of termination or (y) the target bonus amount payable to the executive under such plan(s) for the fiscal year of the Company which contains the date of termination, whichever of (x) or (y) is higher (the “Target Bonus”), (c) the total contributions made by the Company to all qualified retirement plans on behalf of the executive through the end of the fiscal year containing the date of termination, (d) the total car allowance contributions made by the Company to the executive through the end of the fiscal year containing the date of termination and (e) any accrued vacation or other pay not theretofore paid; (ii) an amount equal to the product of (a) two and (b) the sum of (w) the executive’s annual base salary and (x) the higher of (aa) the Target Bonus and (bb) the highest annual incentive bonus earned by the executive during the last two (2) completed fiscal years of the Company immediately preceding the date of termination, with the product of (1) and (2) reduced by the amounts paid, if any, to the executive pursuant to any other contractual arrangement with the executive or plan providing coverage to the executive as a result of such termination, (y) the total contributions made by the Company to all qualified retirement plans on behalf of the executive for the calendar year immediately preceding the calendar year in which the Change in Control (as defined in the executive’s respective Change in Control Agreement) occurs and (z) the total car allowance contributions made by the Company to the executive for the calendar year immediately preceding the calendar year in which the Change in Control occurs; (iii) life insurance benefits and long-term disability benefits substantially similar to those that the executive was receiving from the Company immediately prior to the date of termination for 24 months; (iv) if the executive is eligible and so elects, a lump sum cash stipend equal to 24 times the monthly premium then charged to qualified beneficiaries for full family COBRA continuation coverage under the Company’s medical and dental plans; (v) outplacement services the scope and provider of which shall be selected by the executive in his sole discretion; (vi) any other amounts or benefits required to be paid or provided or which the executive is eligible to receive.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

(2)	With respect to Messrs. Binder, Florin, Kashuba and Richardson,

Non-Equity Benefits and Accrued Obligations represents (i) base salary in effect through the termination date and (ii) any “accrued benefits” (as defined in the agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents the payments to each executive under an Anticipatory Termination (as defined in their respective Change in Control Agreements), which include the payments described in footnote 1 of this table, with the addition of a $25,000 liquidated damages payment.

(3)	With respect to Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual incentive bonus earned by the executive for the prior year and (y) the annual incentive bonus the executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents: (i) disability and other benefits at least equal to the most favorable of those generally provided by the Company to disabled executives and/or their families; (ii) base salary through the end of the fiscal year containing the date of termination; (iii) an amount equal to (x) the higher of the target bonus amount or the bonus actually paid to the executive under the Company’s incentive bonus plan for the fiscal year of the Company prior to the date of termination or (y) the target bonus amount payable to the executive under such plan(s) for the fiscal year of the Company which contains the date of termination, whichever is higher; (iv) the total contributions made by the Company to all qualified retirement plans on behalf of the executive through the end of the fiscal year containing the date of termination; (v) the total car allowance contributions made by the Company to the executive through the end of the fiscal year containing the date of termination; and (vi) any vacation or other pay accrued but not yet paid.

(4)	With respect to Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents: (i) a lump-sum payment of a pro-rata target bonus (based on the elapsed portion of the year of termination); (ii) continued payment of base salary for 52 weeks plus one week per full year of service with us, up to a maximum of 78 weeks following the termination date; (iii) at our expense, continuation of coverage under our health insurance plans pursuant to COBRA for a period not to exceed eighteen months from the termination date; and (iv) continuation of any Biomet provided car allowance for a period of twelve months from the termination date.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

(5)	With respect to Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times his base salary in effect at the date of termination plus (b) two times the average of (x) the annual incentive bonus earned by executive for the previous fiscal year and (y) the annual incentive bonus executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual incentive bonus executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage (or reimburse the executive for such premiums) until the earlier of (a) the end of the 18-month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents the payments discussed in footnote 1 of this table.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents the payments discussed in footnote 1 of this table.

(6)	With respect to Messrs. Binder, Florin, Kashuba, Richardson, Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents (i) base salary in effect through the termination date and (ii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(7)	For Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual incentive bonus earned by the executive for the prior year and (y) the annual incentive bonus the executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents: (i) disability and other benefits at least equal to the most favorable of those generally provided by the Company to disabled executives and/or their families; (ii) base salary through the end of the fiscal year containing the date of termination; (iii) an amount equal to (x) the higher of the target bonus amount or the bonus actually paid to the executive under the Company’s incentive bonus plan for the fiscal year of the Company prior to the date of termination or (y) the target bonus amount payable to the executive under such plan(s) for the fiscal year of the Company which contains the date of termination, whichever is higher; (iv) the total contributions made by the Company to all qualified retirement plans on behalf of the executive through the end of the fiscal year containing the date of termination; (v) the total car allowance contributions made by the Company to the executive through the end of the fiscal year containing the date of termination; and (vi) any vacation or other accrued but not yet paid pay.

(8)	With respect to Messrs. Binder, Florin and Kashuba,

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 4 of this table.

Options and Equity Awards the difference between the exercise price and the value of LVB’s common stock on May 31, 2008 with respect to any unvested options held by the executive as of May 31, 2008.

For Mr. Richardson,

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 1 of this table.

For Messrs. Van Broeck and Scheiss,

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 1 of this table.

(9)	The payments described in this table represent payments provided under the executive’s employment agreement and the 2007 LVB Plan. For more information on these employment agreements, refer to “— Employment Agreements and Potential Post-Termination Payments” and “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards” above.

(10)	The payments described in this table represent payments provided under the executive’s offer letter, the Company’s Severance Pay Plan and the 2007 LVB Plan. For more information on the Company’s Severance Pay Plan, refer to “—Severance Pay Plan” and “—Employment Agreements and Potential Post Termination Payments” and “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards”.

(11)	The payments described in this table represent payments provided under the executive’s change in control agreement. For more information, refer to “—Change in Control Agreements” and “—Employment Agreements and Potential Post Termination Payments” and “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards”.

Non-Employee Director Compensation and Benefits

In accordance with the provisions of the Merger Agreement, on July 17, 2007 each of Messrs. Jerry L. Ferguson, M. Ray Harroff, Thomas F. Kearns, Jr., Jerry L. Miller, Charles E. Niemier and Niles L. Noblitt and Mses. Sandra A. Lamb and Marilyn Tucker Quayle and September 25, 2007 each of Messrs. C. Scott Harrison, M.D., Kenneth V. Miller and L. Gene Tanner (collectively the “Resigning Directors”), resigned from the Board of Directors and from any committees thereof.

Our compensation package for non-employee directors during the 2008 fiscal year prior to consummation of the Transactions was generally comprised of cash (annual retainers and committee meeting fees) and stock option awards. The annual pay package was designed to attract and retain highly-qualified, independent professionals to represent our shareholders and reflect our position in the industry. Our compensation package is also designed to create alignment between our directors and our shareholders through the use of equity-based awards.

In connection with the Transactions, new members of the Board were appointed by our sole stockholder, Parent, on behalf of the Sponsors, and generally have not received cash retainer or committee fees or stock option awards.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at our meetings, including room, meals and transportation to and from Board and committee meetings. On rare occasions, a director’s spouse may accompany a director when traveling on Biomet business. At times, a director may travel to and from our meetings on our corporate aircraft. Directors are also eligible to be reimbursed for attendance at qualified director education programs.

Director and Officer Liability Insurance, or D&O, and Travel Accident Insurance

D&O insurance individually insures our directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on our behalf. Our D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

We also maintain an Aviation Insurance Policy that provides benefits to each director in the event of death or disability (permanent and total) during travel on our corporate aircraft. This policy also covers employees and others while traveling on our corporate aircraft and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of our non-employee directors for the 2008 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards $(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Pre-Transaction Directors
Jerry L. Ferguson	10,800	—	—	—	—	14,400	25,200
C. Scott Harrison, M.D.	19,287	—	—	—	—	—	19,287
M. Ray Harroff	7,200	—	—	—	—	—	7,200
Thomas F. Kearns, Jr.	9,600	—	—	—	—	—	9,600
Sandra A. Lamb	14,400	—	—	—	—	—	14,400
Jerry L. Miller	14,400	—	—	—	—	—	14,400
Kenneth V. Miller	22,800	—	—	—	—	—	22,800
Niles L. Noblitt	7,200	—	—	—	—	—	7,200
L. Gene Tanner	18,000	—	—	—	—	—	18,000
Marilyn Tucker Quayle	9,600	—	—	—	—	—	9,600

Post-Transaction Directors
Chinh E. Chu(5)	—	—	—	—	—	—	—
Jonathan J. Coslet	—	—	—	—	—	—	—
Michael Dal Bello	—	—	—	—	—	—	—
Sean Fernandes(6)	—	—	—	—	—	—	—
Adrian Jones	—	—	—	—	—	—	—
Michael Michelson	—	—	—	—	—	—	—
Dane Miller, Ph.D.	—	—	—	—	—	—	—
John Saer	—	—	—	—	—	—	—
Todd Sisitsky	—	—	—	—	—	—	—
L. Gene Tanner	—	—	—	—	—	—	—
David McVeigh	—	—	—	—	—	—	—
Gregory L. Summe	—	—	—	—	—	—	—

(1)	The aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual Board and committee chair retainer fees, and committee meeting fees, in each case including amounts deferred pursuant to director elections.
(2)	For each director listed in the Non-Employee Directors’ Compensation Table above, the value reflects the compensation expense we recognized during the 2008 fiscal year under SFAS 123(R). For information concerning the assumptions used in determining the compensation expense we recognized during the 2008 fiscal year, refer Note 9 to the consolidated financial statements included in this annual report. During the 2008 fiscal year, our non-employee directors agreed to waive their annual grants of option awards.
(3)	We do not have a non-equity incentive plan for non-employee directors.
(4)	We do not have a pension plan for non-employee directors and do not pay above market or preferential rate on non-qualified deferred compensations for non-employee directors.
(5)	Mr. Chu resigned from the Board on January 16, 2008.
(6)	Mr. Fernandes resigned from the Board on March 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Parent owns all of our issued and outstanding capital stock. Holding owns 99.23% of Parent and the remaining 0.77% is owned by the Management Participants. All equity interests in Holding are owned, directly or indirectly, by the Sponsor Funds and the Co-Investors.

The following table sets forth information with respect to the ownership as of May 31, 2008 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our Board of Directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. Biomet, Inc. has 1,000 shares of common stock outstanding, all of which are owned directly by Parent. Share amounts indicated below reflect beneficial ownership, through Holding, by such entities or individuals of these 1,000 shares of Biomet, Inc.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Biomet, Inc., 56 East Bell Drive, Warsaw, Indiana 46582.

Name and Address of Beneficial Owner	Beneficial Ownership of Biomet Common Shares	Percentage Owned
The Blackstone Group(1)	242.2	24.22%
Goldman Sachs Capital Partners(2)	242.2	24.22%
KKR Biomet, LLC(3)	248.1	24.81%
TPG Capital(4)	242.2	24.22%
Jeffrey R. Binder	*	*
Daniel P. Florin	*	*
J. Pat Richardson	*	*
Roger Van Broeck	*	*
Glen A. Kashuba	*	*
Steven F. Schiess	*	*
Jonathan J. Coslet(5)	242.2	24.22%
Michael Dal Bello(6)	242.2	24.22%
Adrian Jones(7)	242.2	24.22%
David McVeigh(6)	242.2	24.22%
Michael Michelson(8)	248.1	24.81%
Dane A. Miller(9)	12.0	1.20%
John Saer(8)	248.1	24.81%
Todd Sisitsky(5)	242.2	24.22%
Gregory L. Summe(7)	242.2	24.22%
All executive officers and directors as a group (14 persons)	997.0	99.70%

*	Represents less than one percent or one share, as applicable.
(1)

Biomet, Inc. shares shown as beneficially owned by The Blackstone Group reflect an aggregate of the following record ownership: (i) 610,133.52800 membership units of Holding held by Blackstone Capital Partners V, L.P., (ii) 97,736.20500 membership units of Holding held by Blackstone Capital Partners V-AC L.P., (iii) 289,050.00000 membership units of Holding held by BCP V-S L.P., (iv) 32,313.00200 membership units of Holding held by Blackstone Family Investment Partnership V L.P., (v) 3,112.96000 membership units of Holding held by Blackstone Family Investment Partnership V-A L.P., (vi) 2,297.59715 membership units of Holding held by Blackstone Participation Partnership V L.P., and (vii) 273,775.86600 membership units of Holding held by BCP V Co-Investors L.P. The address of The Blackstone Group is 345 Park Avenue, New York, NY 10154.

(2)	Biomet, Inc. shares shown as beneficially owned by Goldman Sachs Capital Partners reflect an aggregate of the following record ownership: (i) 433,679.15808 membership units of Holding held by GS Capital Partners VI Fund, L.P., (ii) 15,413.18755 membership units of Holding held by GS Capital Partners VI GmbH & Co. KG, (iii) 360,718.75833 membership units of Holding held by GS Capital Partners VI Offshore Fund, L.P., (iv) 119,253.84819 membership units of Holding held by GS Capital Partners VI Parallel, L.P., (v) 61,875.99000 membership units of Holding held by GS LVB Co-Invest, L.P., (vi) 63,137.95000 membership units of Holding held by Goldman Sachs BMET Investors, L.P., (vii) 184,785.45000 membership units of Holding held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 44,463.81600 membership units of Holding held by GS PEP Bass Holdings, L.L.C., (ix) 6,309.80000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 9,013.20000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 9,768.00000 membership units of Holding held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. The address of Goldman Sachs Capital Partners is c/o Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004.
(3)	The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(4)	Biomet, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 50,000.00000 membership units owned by TPG Partners IV, L.P., (ii) 1,015,020.30532 membership units owned by TPG Partners V, L.P., (iii) 2,655.60483 membership units owned by TPG FOF V-A, L.P., (iv) 2,141.61680 membership units owned by TPG FOF V-B, L.P., (v) 235,843.63020 membership units owned by TPG LVB Co-Invest LLC, (vi) 2,758.00100 membership units owned by TPG LVB Co-Invest II LLC. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(5)	Includes all shares held by TPG Partners IV, L.P., TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., TPG LVB Co-Invest LLC, and TPG LVB Co-Invest II LLC. Each of Jonathan J. Coslet and Todd Sisitsky may be deemed to be a beneficial owner of these interests due to his status as an employee of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Coslet and Mr. Sisitsky is c/o TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(6)	Includes all shares held by Blackstone Capital Partners V, L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P., and BCP V Co-Investors L.P. Each of Michael Dal Bello and David McVeigh may be deemed to be a beneficial owner of these interests due to his status as an employee of The Blackstone Group, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Dal Bello and Mr. McVeigh is c/o The Blackstone Group is 345 Park Avenue, New York, NY 10154.
(7)	Includes all shares held by GS Capital Partners VI Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Parallel, L.P., GS LVB Co-Invest, L.P., Goldman Sachs BMET Investors, L.P., Goldman Sachs BMET Investors Offshore Holdings, L.P., GS PEP Bass Holdings, L.L.C., Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. Each of Gregory L. Summe and Adrian Jones may be deemed to be a beneficial owner of these interests due to his status as a consultant to or an employee of Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones is c/o Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004 and the address of Mr. Summe is c/o PerkinElmer, Inc., 940 Winter Street, Waltham, MA 02451.

(8)	Includes all shares held by KKR Biomet, LLC. Each of Michael Michelson and John Saer may be deemed to be a beneficial owner of these interests due to his status as an employee of Kohlberg Kravis Roberts & Co. L.P., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Michelson and Mr. Saer is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(9)	The business address of Dane Miller is 700 Park Avenue, Suite G, Winona Lake, IN 46590. See Item 13 below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding the securities to be issued and the securities remaining available for issuance under LVB’s stock-based incentive plans as of May 31, 2008 (except exercise price per Common Share):

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	31,796,000	$10	5,724,000
Equity compensation plans not approved by security holders	—	—	—
Total	31,796,000	$10	5,724,000

Further information about LVB’s stock-based incentive plans can be found in Note 9 to our consolidated financial statements. LVB does not have any plans not approved by its shareholders. Biomet does not have any stock-based incentive plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Amended and Restated Limited Liability Company Operating Agreement of Holding

The Sponsor Funds have entered into an amended and restated limited liability company operating agreement, or the LLC Agreement, in respect of Holding. The LLC Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of interests in us and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and have nominated, two directors to our Board of Directors and also are entitled to appoint one non-voting observer to the Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to the Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any Successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or Requisite Sponsor Consent. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors.

Pursuant to the LLC Agreement, each director has one vote for purposes of any Board of Directors action, and all decisions of the Board of Directors require the approval of a majority of the directors designated by the Sponsors. In addition, the LLC Agreement provides that certain major decisions regarding us or our parent companies require Requisite Sponsor Consent.

The LLC Agreement includes certain customary agreements with respect to restrictions on the issuance or transfer of interests in us, including preemptive rights, tag-along rights and drag-along rights.

The Co-Investors have also been admitted as members of Holding, both directly and through Sponsor controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of our directors or the approval of our corporate actions.

The Sponsors have also caused Holding and Parent to enter into a letter agreement with us obligating us and Parent to take all actions necessary to give effect to the corporate governance, preemptive rights, transfer restriction and certain other provisions of the LLC Agreement, and prohibiting us and Parent from taking any actions that would be inconsistent with such provisions of the LLC Agreement.

Registration Rights Agreement

The Sponsor Funds and the Co-Investors also entered into a registration rights agreement with us upon the closing of the Transactions. Pursuant to this agreement, the Sponsor Funds have the power to cause us to register their, the Co-Investors’ and certain other persons’ interests in Biomet under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Sponsor Funds and the Co-Investors to participate in any future registration of our equity interests under the Securities Act that we may undertake.

Management Services Agreement

Upon completion of the Transactions, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their Successors, assigns, affiliates, officers, employees and/or representatives and third parties (collectively, the “Managers”) provide management, advisory and consulting services to us. Pursuant to such agreement, the Managers will receive a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, an annual monitoring fee equal to 1% of our annual Adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We are required to pay the sponsors a fee on a quarterly basis. In total we paid each of the above sponsors $1.5 million for a total of $6.1 million during fiscal 2008. As of May 31, 2008, the amount payable to the sponsors was $2.3 million. During the 2008 fiscal year we also entered into a consulting agreement with Capstone Consulting, a wholly owned subsidiary of Blackstone, LLC, to perform analysis related to our operational improvement initiative. We paid Capstone Consulting $1.2 million throughout fiscal 2008. We may also pay certain subsequent fees to the Managers for advice rendered in connection with financing or refinancing (equity or debt), acquisition, disposition, spin-off, split-off, dividend, recapitalization, initial underwritten public offering and change of control transactions involving us or any of our subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, we receive information from Goldman Sachs that allows us to run a regression on the swaps as part of our required effectiveness testing on a quarterly basis.

Capital Contributions

During the 2008 fiscal year, the Company received a capital contribution from its parent company by trusts affiliated with Dane A. Miller and Mary Louise Miller during the fourth quarter in the amount of $120.0 million.

The Company also received an additional capital contribution of $14.4 million from its parent company from the participation of management under the LVB Acquisition Inc., Management Stockholders’ Agreement.

Related-Party Transactions Review

Our amended and restated articles of incorporation provide that all conflict of interest transactions with our directors, which are transactions with the Company in which a director has a direct or indirect interest, must be fair to us and must be reviewed and approved by a majority vote of the disinterested members of the Board of Directors or a committee thereof.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Biomet’s independent accountants in each of the last two fiscal years, in each of the following categories are:

(in millions)

	2008	2007
Audit Fees	$3.2	$3.0
Audit-Related Fees	2.4	0.1
Tax Fees	3.9	—

	$9.5	$3.1

Fees for audit services above include those from Deloitte & Touche (audit and consulting related) and Ernst & Young (audit related), and other local international firms (statutory audit purposes only). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of Biomet’s quarterly reports on Form 10-Q, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included work related to our Registration Statements on Forms S-1 and S-4, due diligence in connection with acquisitions, assistance with implementation of various rules and standards and benefit plan audits. Tax fees included tax compliance, tax advice and tax planning. The Audit Committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for Biomet by its independent accountants, subject to certain de minimis exceptions approved by the Audit Committee. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following financial statements and financial statement schedule are included in Item 8 herein.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2008 and 2007

Consolidated Statements of Operations for the periods June 1, 2007 to July 11, 2007, July 12, 2007 to May 31, 2008 and the years ended May 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended May 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the periods June 1, 2007 to July 11, 2007, July 12, 2007 to May 31, 2008 and the years ended May 31, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2008.

BIOMET, INC.

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Biomet, Inc. and in the capacities indicated on August 28, 2008.

By:	/s/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/s/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ ADRIAN JONES
Adrian Jones, Director

By:	/s/ DAVID MCVEIGH
David McVeigh, Director

By:	/s/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/s/ DANE A. MILLER
Dane A. Miller, Director

By:	/s/ JOHN SAER
John Saer, Director

By:	/s/ TODD SISITSKY
Todd Sisitsky, Director

By:	/s/ GREGORY SUMME
Gregory Summe, Director

By:	/s/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President—Finance (Principal Financial Officer)

By:	/s/ KEVIN J. SIERKS
Kevin J. Sierks, Vice President—Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

4.1	Senior Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2	First Supplemental Senior Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.3	Senior Subordinated Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.4	First Supplemental Senior Subordinated Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.5	Form of 10% Senior Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.6	Form of 10 3/8% / 11 1/8% Senior Toggle Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.7	Form of 11 5/8% Senior Subordinated Notes due 2017, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.8	Registration Rights Agreement, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.9	Registration Rights Agreement, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit
10.1	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2	Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3	Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.4	Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.5	Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.6	Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.7	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.8	Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.9	Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.10	Joint Venture Agreement between Biomet, Inc. and Merck KGaA, dated as of November 24, 1997, incorporated herein by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on February 17, 1998.

10.11	Purchase and Substitution Agreement, dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

10.12†	Executive Severance Pay Plan, dated as of September 22, 2006, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2006.

Exhibit No.	Exhibit
10.13†	Employment Agreement, dated as of June 11, 2008, by and among Biomet, Inc. and Jeffrey R. Binder, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

10.14†	Offer Letter, dated as of March 26, 2007, by and among Biomet, Inc. and J. Pat Richardson, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2007.

10.16†*	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin.

10.17	Limited Guarantee, dated June 7, 2007, by TPG Partners V L.P., incorporated herein by reference to Exhibit (d)(1)(I) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.18	Limited Guarantee, dated June 7, 2007, by KKR 2006 Fund L.P., incorporated herein by reference to Exhibit (d)(1)(H) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.19	Limited Guarantee, dated June 7, 2007, by GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P. and GS Capital Partners Offshore Fund, L.P., incorporated herein by reference to Exhibit (d)(1)(G) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.20	Limited Guarantee, dated June 7, 2007, by Blackstone Capital Partners V L.P., incorporated herein by reference to Exhibit (d)(1)(F) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.21†	LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.23	Deferred Prosecution Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the United States Attorney’s Office for the District of New Jersey, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.24	Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.25	Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.26†*	Biomet, Inc. Executive Annual Cash Incentive Plan

10.27†*	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Glen A. Kashuba.

10.28†*	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Steven F. Scheiss.

10.29†*	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Roger P. Van Broeck.

10.30*	LVB Acquisition Management Shareholder Agreement

Exhibit No.	Exhibit
12*	Computation of Ratio of Earnings to Fixed Charges.

16	Letter re Change in Certifying Accountant, filed as Exhibit 16 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

21	Subsidiaries of Biomet, Inc, filed as Exhibit 21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

23.1*	Consent of Independent Registered Public Accounting Firm (Predecessor)

23.2*	Consent of Independent Registered Public Accounting Firm (Successor)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.