Form 10-K/A
period 2008-05-31
BIOMET INC
filed 2008-09-10
CIK 351346

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Biomet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1 on Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008, which was originally filed on August 28, 2008 (the “Original Filing”), to:

•

amend the disclosure in Part III, Item 10 (Directors, Executive Officers and Corporate Governance) of the Original Filing to amend and restate the information provided under the Directors heading to correct a typographical error relating to the age of Jeffrey R. Binder;

•

amend the disclosure in Part III, Item 11 (Executive Compensation) of the Original Filing to amend and restate the Director Compensation Table to reference the Company’s previously disclosed Separation, Release and Consultancy Agreement dated May 8, 2006 with Dane A. Miller, Ph.D. and the payments made thereunder; and

•

amend and restate the Exhibit Index of the Original Filing to incorporate by reference as Exhibit 10.31 the Company’s Separation, Release and Consultancy Agreement dated May 8, 2006 with Dane A. Miller, Ph.D., which agreement was originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2006.

In addition, this amendment includes the following exhibits:

•	Exhibit 31.1—Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

•	Exhibit 31.2—Certification of Senior Vice President and Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

Exhibits 31.1 and 31.2 hereto have been provided with respect to and in light of the disclosure being amended. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following information sets forth, with respect to each individual, the name, age as of July 31, 2008, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board of Directors.

Jeffrey R. Binder, age 45                Director since 2007

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation(2) ($)	Total ($)
Jeffrey R. Binder,	2008	682,500	—	4,334,395	—	840,000	—		1,766,811	7,623,706
President and Chief Executive Officer	2007	150,050	162,500	—	—	—	—		71,858	384,408

Daniel P. Florin, Senior Vice President and Chief Financial Officer	2008	401,788	—	686,279	—	356,708	—		13,313	1,458,088

J. Pat Richardson,	2008	259,840	—	340,560	—	176,087	—		16,863	793,350
Corporate Vice President-Finance and Treasurer and Former Interim Chief Financial Officer	2007	25,834	24,722	—	—	—	—		3,788	54,344

Roger van Broeck,	2008	410,251	—	593,399	—	278,985	—		79,109	1,361,744
Vice President and President, Biomet Europe	2007	386,741	284,235	119,486	—	—	77,073	(3)	68,311	935,846

Glen A. Kashuba	2008	397,722	—	928,799	—	310,223	—		13,313	1,658,012

Steven F. Schiess	2008	298,710	—	593,399	—	232,086	—		13,313	1,144,390

(1)	For each named executive officer listed in the Summary Compensation Table above, the value reflects the compensation expense recognized by us during the 2008 and 2007 fiscal years under SFAS 123(R). For information on the full grant-date fair value of awards granted solely during the 2008 and 2007 fiscal years, refer to the Grant of Plan-Based Awards Table below and to footnote (1) of the Grant of Plan-Based Awards Table.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards $(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Pre-Transaction Directors
Jerry L. Ferguson	10,800	—	—	—	—	14,400	25,200
C. Scott Harrison, M.D.	19,287	—	—	—	—	—	19,287
M. Ray Harroff	7,200	—	—	—	—	—	7,200
Thomas F. Kearns, Jr.	9,600	—	—	—	—	—	9,600
Sandra A. Lamb	14,400	—	—	—	—	—	14,400
Jerry L. Miller	14,400	—	—	—	—	—	14,400
Kenneth V. Miller	22,800	—	—	—	—	—	22,800
Niles L. Noblitt	7,200	—	—	—	—	—	7,200
L. Gene Tanner	18,000	—	—	—	—	—	18,000
Marilyn Tucker Quayle	9,600	—	—	—	—	—	9,600

Post-Transaction Directors
Chinh E. Chu(5)	—	—	—	—	—	—	—
Jonathan J. Coslet	—	—	—	—	—	—	—
Michael Dal Bello	—	—	—	—	—	—	—
Sean Fernandes(6)	—	—	—	—	—	—	—
Adrian Jones	—	—	—	—	—	—	—
Michael Michelson	—	—	—	—	—	—	—
Dane Miller, Ph.D.(7)	—	—	—	—	—	2,100,000	2,100,000
John Saer	—	—	—	—	—	—	—
Todd Sisitsky	—	—	—	—	—	—	—
L. Gene Tanner	—	—	—	—	—	—	—
David McVeigh	—	—	—	—	—	—	—
Gregory L. Summe	—	—	—	—	—	—	—

(1)	The aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual Board and committee chair retainer fees, and committee meeting fees, in each case including amounts deferred pursuant to director elections.
(2)	For each director listed in the Non-Employee Directors’ Compensation Table above, the value reflects the compensation expense we recognized during the 2008 fiscal year under SFAS 123(R). For information concerning the assumptions used in determining the compensation expense we recognized during the 2008 fiscal year, refer Note 9 to the consolidated financial statements included in this annual report. During the 2008 fiscal year, our non-employee directors agreed to waive their annual grants of option awards.
(3)	We do not have a non-equity incentive plan for non-employee directors.
(4)	We do not have a pension plan for non-employee directors and do not pay above market or preferential rate on non-qualified deferred compensations for non-employee directors.
(5)	Mr. Chu resigned from the Board on January 16, 2008.
(6)	Mr. Fernandes resigned from the Board on March 31, 2008.
(7)	On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in a Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Mr. Miller received $4,000,000 on October 1, 2006, $500,000 on November 30, 2006 and has received or will receive $500,000 on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Mr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $100,000 per year. The Miller Agreement contains certain restrictive covenants prohibiting Mr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2008.

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

10.31†

Separation, Release and Consultancy Agreement, dated as of May 8, 2006, by and among Biomet, Inc. and Dane A. Miller, Ph.D., filed as Exhibit 10.1 to the Company’s Current Report on Form

8-K filed on May 10, 2006 and incorporated herein by reference.

Exhibit No.	Exhibit
12*	Computation of Ratio of Earnings to Fixed Charges.

16	Letter re Change in Certifying Accountant, filed as Exhibit 16 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

21	Subsidiaries of Biomet, Inc, filed as Exhibit 21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

23.1*	Consent of Independent Registered Public Accounting Firm (Predecessor)

23.2*	Consent of Independent Registered Public Accounting Firm (Successor)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (which Annual Report was filed on August 28, 2008).
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.