Form 10-Q
period 2008-08-31
BIOMET INC
filed 2008-10-15
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registered is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2007, the last business day of the registrant’s prior year completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant. As of August 31, 2008, there were 1,000 shares of common stock of the registrant outstanding, 99.9% of which were owned by LVB Acquisition, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	August 31, 2008	May 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143.4	$127.6
Accounts receivable, net	469.0	486.2
Income tax receivable	48.8	48.8
Inventories	545.0	539.7
Deferred income taxes	96.2	100.7
Prepaid expenses and other	39.9	46.7

Total current assets	1,342.3	1,349.7

Property, plant and equipment, net	628.9	640.9
Investments	38.7	41.3
Intangible assets, net	6,009.2	6,208.2
Other assets	158.5	118.9
Goodwill	5,320.1	5,422.8

Total assets	$13,497.7	$13,781.8

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$77.4	$75.4
Accounts payable	64.5	83.7
Accrued interest	149.3	80.9
Accrued wages and commissions	63.2	79.1
Other accrued expenses	249.5	245.4

Total current liabilities	603.9	564.5

Long-term liabilities:
Long-term debt	6,139.8	6,225.4
Deferred income taxes	2,064.9	2,112.5
Employee related obligations	39.3	40.0
Other long-term liabilities	0.7	3.1

Total liabilities	8,848.6	8,945.5

Shareholders’ equity:
Additional paid-in capital	33.0	25.8
Contributed capital	5,521.9	5,521.9
Retained earnings (accumulated deficit)	(1,024.1)	(964.2)
Accumulated other comprehensive income	118.3	252.8

Total shareholders’ equity	4,649.1	4,836.3

Total liabilities and shareholders’ equity	$13,497.7	$13,781.8

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

(in millions)

	Three Months Ended August 31, 2008 (Successor)	July 12 - August 31, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net sales	$607.0	$288.6	$248.8
Cost of sales	181.5	106.8	102.3

Gross margin	425.5	181.8	146.5

Selling, general and administrative expense	253.5	187.3	194.2
Research and development expense	23.5	13.6	34.0
In-process research and development	—	392.8	—
Amortization	91.5	45.2	0.5

Operating income (loss)	57.0	(457.1)	(82.2)

Interest expense, net	(141.1)	(80.4)	(0.3)
Other income (expense)	(9.0)	5.4	0.6

Other income (expense), net	(150.1)	(75.0)	0.3

Loss before income taxes	(93.1)	(532.1)	(81.9)

Benefit from income taxes	(33.2)	(49.9)	(27.3)

Net loss	$(59.9)	$(482.2)	$(54.6)

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended August 31, 2008 (Successor)	July 12 - August 31, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Cash flows from operating activities:
Net loss	$(59.9)	$(482.2)	$(54.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	131.4	68.5	9.3
Amortization of deferred financing costs	2.8	—	—
In-process research and development charge	—	392.8	—
Stock based compensation expense	7.2	—	—
Inventory step-up related to merger	—	28.9	—
Provision for accounts receivable	5.9	—	—
Loss (gain) and impairment on investments, net	2.9	—	(7.0)
Provision for inventory obsolescence	8.2	—	—
Deferred income taxes	(31.6)	(89.2)	76.7
Excess tax benefit from exercise of stock options	—	—	(3.9)
Other	0.7	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(1.4)	30.7	5.8
Inventories	(26.6)	(10.0)	(12.0)
Prepaid expenses	6.0	79.7	—
Accounts payable	(17.7)	4.9	(1.6)
Accrued (refundable) income taxes	(8.2)	4.5	—
Accrued interest	68.8	41.7	—
Share-based compensation accrual related to Merger	—	(103.0)	112.8
Other	(22.6)	63.0	(66.1)

Net cash from operating activities	65.9	30.3	59.4
Cash flows from (used in) investing activities:
Net proceeds from sale and purchase of investments	—	125.0	42.8
Capital expenditures	(41.0)	(37.7)	(22.0)
Acquisitions, net of cash acquired	(2.0)	—	(9.8)
Acquisition of Biomet, Inc.	—	(9,568.5)	—

Net cash from (used in) investing activities	(43.0)	(9,481.2)	11.0
Cash flows from (used in) financing activities:
Debt:
Proceeds (payments) under amended revolving credit agreement	3.2	(39.6)	0.2
Payments under senior secured credit facility	(9.3)	—	—
Proceeds from long-term debt - merger	—	4,181.0	—
Payment of deferred financing costs	—	(87.1)	—
Equity:
Capital contributions	0.2	5,387.5	—
Repurchase of common shares	(0.2)	—	(2.8)
Excess tax benefit from exercise of stock options	—	—	3.9

Net cash from (used in) financing activities	(6.1)	9,441.8	1.3
Effect of exchange rate changes on cash	(1.0)	—	0.1
Increase (decrease) in cash and cash equivalents	15.8	(9.1)	71.8
Cash and cash equivalents, beginning of period	127.6	176.9	105.1

Cash and cash equivalents, end of period	$143.4	$167.8	$176.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68.9	$—	$—

Income taxes	$6.3	$—	$—

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Merger.

On December 18, 2006, Biomet, Inc. (“Biomet” or “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer” and together with the Merger, the “Transactions”), to purchase all of Biomet’s outstanding common shares, without par value. LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., GS Capital Partners VI Fund, L.P., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors contributed $5,387.5 million of equity in connection with the Transactions. The unaudited condensed consolidated financial statements should be read in conjunction with Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended.

The Merger was accounted for under the purchase method of accounting pursuant to Statements of Financial Accounting Standards, (SFAS) 141, Business Combinations. Accordingly, the effect of the Merger has been included in the Company’s condensed consolidated statement of operations subsequent to July 11, 2007 (Merger Date), and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s condensed consolidated balance sheet as of the Merger Date, with the excess purchase price recorded as goodwill. As of July 12, 2007, the Successor Company began operating under a new basis of accounting for its financial statements. Because of the new basis of accounting, the Predecessor Company’s historical financial information is not comparable to the Successor Company’s financial information for periods after July 12, 2007.

The Company has allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. On July 11, 2007, 82.4% of the step-up was recorded and combined with 17.6% of the Predecessor Company. On September 25, 2007, the remaining fair value step-up of 17.6% was recorded. See summary below of the allocation of the total purchase price:

(in millions)
Cash	$57.0
Short-term investments	126.0
Accounts receivable	494.0
Inventories	714.3
Deferred tax assets	60.6
Prepaids and other assets	134.4
Property, plant and equipment	608.0
In-process research and development	479.0
Intangible assets	6,304.5
Goodwill	5,303.0
Deferred tax liabilities	(2,184.9)
Other liabilities	(463.0)

Purchase Price	$11,632.9

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

Note 2 - Summary of Significant Accounting Policies and Nature of Operations.

General – The Company is one of the largest orthopedic medical device companies in the United States and worldwide with operations and offices in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For approximately 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Basis of Presentation – The unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as the “Company” or “Biomet”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s results of operations for the three months ended August 31, 2008 are not comparative to the Company’s results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger Date of July 11, 2007. Operating results for the period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008, as amended.

Products – The Company operates in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic segments: United States, Europe and International.

Reconstructive – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s primary orthopedic reconstructive joints are knees, hips and shoulders, but the Company manufactures other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company’s reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

Fixation – Fixation devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Electrical stimulation devices used in trauma indications offer implantable and non-invasive options to stimulate bone growth. Other products include internal fixation devices (such as nails, plates, screws, pins and wires used to stabilize traumatic bone injuries), external fixation devices (used to stabilize fractures when alternative methods of fixation are not suitable), craniomaxillofacial fixation systems and bone substitute materials.

Spinal – The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and motion preservation systems, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine trade name.

Other – The Company manufactures and distributes a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

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

Investments – The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to market value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in European subsidiaries with the issuance of a €875.0 million principal amount term loan on September 25, 2007. The Company’s net investment in European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of August 31, 2008, the difference between the net investment and the currently outstanding principal amount of €367.0 million, remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding debt balance. Any ineffectiveness is recorded through the statement of operations.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

(in millions)

Interest Rate Instruments – The Company entered into interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros on September 25, 2007 and March 25, 2008 as a means of fixing the interest rate on portions of its floating-rate debt instruments. See the table below for existing contracts (Dollars and Euros in millions):

Structure	Currency	Notional Amount	Termination Date	Fair Value at August 31, 2008 Asset (Liability)
1 year	Euro	€50.0	September 25, 2008	$0.1
2 year	Euro	75.0	September 25, 2009	0.7
3 year	Euro	75.0	September 25, 2010	0.7
	Euro	50.0	March 25, 2011	1.3
4 year	Euro	75.0	September 25, 2011	0.6
	Euro	40.0	March 25, 2012	1.3
5 year	Euro	230.0	September 25, 2012	1.6
	Euro	40.0	March 25, 2013	1.4
1 year	USD	$130.0	September 25, 2008	(0.2)
2 year	USD	195.0	September 25, 2009	(4.2)
	USD	150.0	March 25, 2010	1.8
3 year	USD	195.0	September 25, 2010	(6.2)
	USD	110.0	March 25, 2011	2.2
4 year	USD	195.0	September 25, 2011	(8.8)
	USD	140.0	March 25, 2012	3.6
5 year	USD	585.0	September 25, 2012	(31.0)
	USD	190.0	March 25, 2013	5.2

Total				$(29.9)

The Euro denominated interest rate swaps had a net asset position of $7.7 million at August 31, 2008 and are included in other assets. The U.S. dollar denominated interest rate swaps had a net liability position of $37.6 at August 31, 2008 and is included in other accrued expenses. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instrument are included in other comprehensive income and are reclassified in operations in the same period in which the hedged transaction affects earnings. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. Amount of ineffectiveness recognized in operations was not material for any period presented. The Company did not enter into derivative instruments prior to fiscal 2008.

Comprehensive Income – Total comprehensive income combines reported net loss and foreign currency translation adjustments, unrealized appreciation/depreciation of available-for-sale securities, unrealized gain and losses related to the net investment in the Euro term loan, and unrecognized actuarial loss on pension assets and interest rate swap derivatives. Other comprehensive income and the related components as included in total comprehensive income are included in the table below:

(in millions)	Three Months Ended August 31, 2008	Period July 12, 2007 to August 31, 2007	Period June 1, 2007 to July 11, 2007
Net loss	$(59.9)	$(482.2)	$(54.6)
Accumulated other comprehensive income (net of tax):
Foreign currency translation adjustments	(130.0)	(1.0)	(6.6)
Unrealized loss on interest rate swaps, net of tax	(6.5)	—	—
Unrealized loss on available-for-sale securities, net of tax	2.0	—	—

Total accumulated other comprehensive income (net of tax)	(134.5)	(1.0)	(6.6)

Total other comprehensive income	$(194.4)	$(483.2)	$(61.2)

Concentrations of Credit Risk and Allowance for Doubtful Receivables – The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers, dental practices and laboratories, and physicians. The Company maintains an allowance for doubtful receivables based on estimated collection rates and charges actual losses to the allowance when incurred. The estimated collection rates require management judgment.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, investments, receivables, short-term borrowings, derivative instruments, and variable and fixed rate debt that meet the definition of a financial instrument approximate fair value.

Other Loss Contingencies – We have a self-insured retention against product liability claims with insurance coverage over and above the retention. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us. Product liability claims are routinely reviewed by our insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Revenue Recognition – The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

title and maintains the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for the three months ended August 31, 2008, for the period July 12, 2007 through August 31, 2007, and for the period June 1, 2007 through July 11, 2007.

Research and Development – Research and development costs are charged to expense as incurred. In-process research and development (IPRD) is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use, consistent with SFAS 2, Accounting for Research and Development Costs, and Financial Accounting Standards Board Interpretation 4, Applicability of SFAS 2 to Business Combinations.

Income Taxes – The Company records income tax estimates in accordance with SFAS 109, Accounting for Income Taxes; however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. The Company does not believe any audit finding could materially affect its financial position; however there could be a material impact on the Company’s consolidated results of operations and cash flows of a given period.

Effective June 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

Management’s Estimates and Assumptions – In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates.

Change in Accounting Principle – As of the Merger date, the Company eliminated the one-month lag in reporting for certain subsidiaries in non-domestic locations. The elimination of the one-month lag is considered a change in accounting principle adopted in conjunction with the Merger and was applied prospectively. The effect of the elimination is not considered material to the condensed consolidated financial statements for the period July 12, 2007 through August 31, 2007.

Recent Accounting Pronouncements

SFAS 157 – Effective June 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS 157 will be applied prospectively. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS 157 at the beginning of fiscal year 2009 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2010. The fiscal year 2009 adoption did not result in a material impact to the Company’s financial statements (see Note 6). The Company is currently evaluating the impact of adopting the remaining parts of SFAS 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2.

SFAS 141R – In December 2007, FASB issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

SFAS 159 – In February 2007, the FASB issued SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. On June 1, 2008 the Company did not elect the fair value option for financial assets and liabilities held at June 1, 2008.

SFAS 160 – In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on its unaudited condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

SFAS 161 – In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its unaudited condensed consolidated financial statements.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will materially impact the financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact, if any, that the adoption of FSP 142-3 will have on the unaudited condensed consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 07-3 – In June 2007, the FASB Emerging Issues Task Force issued EITF-07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company adopted EITF 07-3 and the impact was immaterial to the unaudited condensed consolidated financial statements.

EITF Issue No. 07-1 – In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Agreements (EITF 07-1). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of April 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its unaudited condensed consolidated financial statements.

Note 3 - Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2008	May 31, 2008
Raw materials	$95.6	$89.6
Work-in-process	59.3	57.9
Finished goods	159.5	155.9
Consigned distributor	230.6	236.3

Inventories	$545.0	$539.7

Note 4 - Property, Plant and Equipment.

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

(in millions)	August 31, 2008	May 31, 2008
Land and land improvements	$47.0	$49.3
Buildings and leasehold improvements	125.4	125.5
Machinery and equipment	243.4	246.6
Instruments	322.4	323.9
Construction in progress	19.6	13.5

Total property, plant and equipment	757.8	758.8
Accumulated depreciation	(128.9)	(117.9)

Total property, plant and equipment, net	$628.9	$640.9

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5 - Investments.

At August 31, 2008, the Company’s investment securities were classified as follows:

(in millions)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(3.6)	$32.7
Equity securities	0.7	0.1	—	0.8
Mortgage-backed securities	0.4			0.4
Government and agency securities	2.6	—	—	2.6

Total available-for-sale	40.0	0.1	(3.6)	36.5
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$42.2	$0.1	$(3.6)	$38.7

At May 31, 2008, the Company’s investment securities were classified as follows:

(in millions)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(3.8)	$32.5
Equity securities	0.7	0.1	—	0.8
Mortgage-backed securities	5.9	—	(0.1)	5.8

Total available-for-sale	42.9	0.1	(3.9)	39.1
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$45.1	$0.1	$(3.9)	$41.3

The net proceeds from sales of available-for-sale securities were $85.6 million and $42.8 million for the period July 12, 2007 through August 31, 2007 and for the period June 1, 2007 through July 11, 2007, respectively. There were no sales or purchases of available-for-sale securities for the three months ended August 31, 2008. There were no sales of held-to-maturity securities for the three-month period ended August 31, 2008, for the period July 12, 2007 through August 31, 2007 or for the period June 1, 2007 through July 11, 2007. The cost of marketable securities sold is determined by the specific identification method. For the period June 1, 2007 through July 11, 2007, net realized gains on sales of available-for-sale securities were $0.1 million. There were no net realized gains and (losses) on sales for available-for-sale securities for the three months ended August 31, 2008 or for the period July 12, 2007 through August 31, 2007.

As of August 31, 2008, the Company held auction-rate securities of $30.8 million. They are AAA rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of August 31, 2008 because of the inability to predict when the market will stabilize. A significant portion of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at August 31, 2008. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. The Company took a temporary impairment charge to other comprehensive income of $3.2 million as of May 31, 2008 and concluded that the auction-rate securities at August 31, 2008 are stated at their respective fair value and no additional impairment of any kind is necessary.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6 - Fair Value Measurements.

As discussed in Note 2, the Company adopted SFAS 157 effective June 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•

Level 1- Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds, treasury bonds, marketable equity securities, and foreign currency hedges that are valued using quoted market prices.

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset-backed securities, certain mortgage-backed securities, and interest rate swaps whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 - Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include auction-rate securities and other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the Company, effective June 1, 2008, fair value under SFAS 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for mark-to-markets is now applied using SFAS 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis.

(in millions)	Fair Value at August 31, 2008	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.4	—	$3.4	—
Auction-rate securities	30.8	—	—	$30.8
Mortgage-backed securities	0.4	—	0.4	—
Government and agency securities	2.6	—	2.6	—
Certificates of deposit	0.7	$0.7	—	—
Other equity securities	0.8	0.3	—	0.5
Interest rate swaps	7.7	—	7.7	—

Total assets	$46.4	$1.0	$14.1	$31.3

Liabilities:
Interest rate swaps	$37.6	—	$37.6	—

Total liabilities	$37.6	—	$37.6	—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observability of market pricing. At August 31, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at August 31, 2008.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6 - Fair Value Measurements, Continued.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions).

Balance at May 31, 2008	$31.3
Total realized losses included in earnings	—
Total unrealized losses included in other comprehensive income	—
Purchases, issuances, and settlements	—
Net transfers in (out) of Level 3	—

Balance at August 31, 2008	$31.3

Realized gains or losses included in earnings are included in other income (expense), net in the consolidated statement of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the quarter ended August 31, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 until fiscal year 2010 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Note 7 - Goodwill and Other Intangible Assets.

The Company follows SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. The balance of goodwill as of August 31, 2008 and May 31, 2008 was $5,320.1 million and $5,422.8 million, respectively. The change in goodwill from May 31, 2008 to August 31, 2008 was a result of foreign currency fluctuations. The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life.

Intangible assets consist of the following at August 31, 2008 and May 31, 2008 (in millions):

	August 31, 2008			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,080.6	$(120.9)	$1,959.7	$2,080.6	$(93.8)	$1,986.8
Completed technology	720.4	(61.2)	659.2	720.4	(47.5)	672.9
Product trade names	178.0	(11.0)	167.0	178.0	(8.5)	169.5
Customer relationships	2,917.5	(224.0)	2,693.5	2,917.5	(173.1)	2,744.4

Sub-total	5,896.5	(417.1)	5,479.4	5,896.5	(322.9)	5,573.6
Corporate trade names	408.0	—	408.0	408.0	—	408.0
Currency translation	125.3	(3.5)	121.8	233.0	(6.4)	226.6

Total	$6,429.8	$(420.6)	$6,009.2	$6,537.5	$(329.3)	$6,208.2

The weighted average useful life of the intangibles at August 31, 2008 is as follows:

Weighted Average Useful Life
Core technology	20 Years
Completed technology	14 Years
Product trade names	18 Years
Customer relationships	19 Years
Corporate trade names	Indefinite life

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8 - Debt.

Bank Borrowing - In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the Tender Facility, pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses.

The Company refinanced all amounts borrowed under the Tender Facility at the closing of the Merger on September 25, 2007 (the “Closing Date”). On the Closing Date, the Company refinanced the Tender Facility with senior secured credit facilities (which include, term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based facility is guaranteed by the Company and secured, subject to certain exceptions by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts and certain related intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (Payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The terms and book value of each instrument at August 31, 2008 are below:

(dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2008	Premium on Notes at August 31, 2008
Debt Instruments
European facilities		Primarily	Euro	€33.7	—
		Euribor + 1.40%		$49.4	—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars	$2,322.4	—
Term loan facility	March 25, 2015	Euribor +	Euro	€868.4	—
		3.00%		$1,274.8	—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.75%	US Dollars	$—	—
Cash flow revolving credit facility	September 25, 2013	Euribor + 2.75%	Euro	€—	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.75%	US Dollars	$—	—
Senior cash pay notes	October 15, 2017	10%	US Dollars	$775.0	$2.1
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars	$775.0	$1.2
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars	$1,015.0	$2.2

A portion of the debt above is based on 3-month Libor and Euribor rates which fluctuate regularly. As of August 31, 2008, the 3-month Libor and Euribor were 2.81% and 4.96%, respectively. The term loan facilities require quarterly principal payments equal to one quarter percent of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. On June 30, 2008, the Company made required payments to both term loan facilities, $5.9 million for the U.S. Dollar denominated facility and $3.4 million for the Euro denominated facility. The cash flow and asset-based revolvers and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.4679, which represents the currency exchange rate from Euros to U.S. dollars on August 31, 2008 as published in The Wall Street Journal. There were no borrowings under either revolver as of August 31, 2008.

Subsequent to the quarter close, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. On September 23, 2008, the Company submitted a borrowing request for $69.0 million from our senior secured asset-based revolving facility with a value date of September 26, 2008. On September 26, 2008, $65.2 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of the Company’s subsidiaries has a bilateral revolving credit facility with Fortis bank. The Company was recently informed by the bank that due to our subsidiary’s limited usage of the facility, the size was being reduced from €100.0 million to €50.0 million. The Company does not expect these reductions to impact liquidity or the Company’s business operations. Based on the above, the Company’s revolving borrowing base available under all debt facilities at August 31, 2008 and September 30, 2008 was $743.0 million and $667.0 million, respectively.

Note 9 - Share-based Compensation and Stock Plans.

The Company adopted SFAS 123(R), Share-Based Payment, (SFAS 123(R)) to record share based payment expense on June 1, 2006 using the modified prospective method. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services. Prior to the Merger, the Predecessor Company’s Board of Directors modified certain stock options to change the exercise price to the fair market value on the date it was granted by adding a cash component paid in January 2008 for the difference from the original grant price to the amended grant price of $46.00 per share (related to predecessor options). In addition, on July 11, 2007, the Predecessor Company’s Board of Directors cancelled all outstanding stock options and paid the difference between the amended grant price and $46.00 per share (the offering price) in cash in conjunction with the Merger (see Note 1). The total amount expensed related to Predecessor Company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in the Company’s results of operations for the period June 1, 2007 to July 11, 2007. The first payout occurred on July 17, 2008 for $103.0 million. A second payment was made on January 11, 2008 for $9.8 million.

Share-based compensation expense recognized for the three month period ended August 31, 2008 was $7.2 million and for the period June 1, 2007 to July 11, 2007 was $112.8 million. There was no share-based compensation expense recognized for the period July 12, 2007 to August 31, 2007.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 10 - Income Taxes (Benefit).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Tax expense for the three months ended August 31, 2008, for the period July 12, 2007 through August 31, 2007 and for the period June 1, 2007 through July 11, 2007 included $0.9 million, $0.2 million and $0.2 million of interest, respectively. Interest and penalties of $5.7 million have been accrued at August 31, 2008.

The amount of unrecognized tax benefits at August 31, 2008 was approximately $53.5 million, $40.5 million of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

The effective income tax rate increased to 35.7% for the three months ended August 31, 2008 compared to 9.4% for the period of July 12, 2007 through August 31, 2007. This increase was primarily due to the following items incurred in fiscal 2008 that are not deductible: (1) $392.8 million in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement, and (3) $73.5 million of merger-related expenses.

Note 11 - Segment Reporting.

The Company operates in one business segment, musculoskeletal products, which include the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, sports medicine products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, and the Pacific Rim.

Net sales of musculoskeletal products by product category are as follows (in millions):

	Three Months Ended August 31, 2008 (Successor)	July 12 - August 31, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net sales by product:
Reconstructive	$449.3	$208.5	$178.1
Fixation	60.2	31.4	27.1
Spinal	51.3	28.6	24.9
Other	46.2	20.1	18.7

Total	$607.0	$288.6	$248.8

	Three Months Ended August 31, 2008 (Successor)	July 12 - August 31, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net sales by geographic segment:
United States	$368.4	$180.7	$156.2
Europe	169.4	71.8	70.8
International	69.2	36.1	21.8

Total	$607.0	$288.6	$248.8

	August 31, 2008 (Successor)	May 31, 2008 (Successor)
Long-term assets (1) by geographic segment:
United States	$8,048.3	$8,274.4
Europe	2,945.0	2,995.4
International	964.9	1,002.1

Total	$11,958.2	$12,271.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries has jointly, severally and unconditionally guaranteed the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee the Company’s senior secured cash flow facilities.

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	August 31, 2008 (Successor)
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	—	$109.0	$34.4	—	$143.4
Accounts receivable, net	—	219.5	249.5	—	469.0
Inventories	—	308.5	306.0	$(69.5)	545.0
Deferred income taxes	—	93.5	2.7	—	96.2
Prepaid expenses and other	—	39.0	17.1	32.6	88.7

Total current assets	—	769.5	609.7	(36.9)	1,342.3
Property, plant and equipment, net	—	403.8	227.0	(1.9)	628.9
Investments	—	38.7	—	—	38.7
Investment in subsidiaries	$13,533.0	—	—	(13,533.0)	—
Goodwill	—	3,453.9	1,866.2	—	5,320.1
Intangible assets, net	—	4,237.4	1,771.8	—	6,009.2
Other assets	—	144.2	10.8	3.5	158.5

Total	$13,533.0	$9,047.5	$4,485.5	$(13,568.3)	$13,497.7

Liabilities & Shareholders’ Equity
Short-term borrowings	$36.3	—	$41.1	—	$77.4
Accounts payable	—	$32.7	31.8	—	64.5
Accrued interest	149.3	—	—	—	149.3
Accrued wages and commissions	—	30.9	32.3	—	63.2
Other accrued expenses	—	180.2	62.8	$6.5	249.5

Total current liabilities	185.6	243.8	168.0	6.5	603.9
Deferred income taxes	—	1,453.4	611.5	—	2,064.9
Employee related obligations	—	—	39.3	—	39.3
Long-term debt	6,131.5	—	8.3	—	6,139.8
Other long-term liabilities	—	—	0.7	—	0.7
Shareholders’ equity	7,215.9	7,350.3	3,657.7	(13,574.8)	4,649.1

Total liabilities and shareholders’ equity	$13,533.0	$9,047.5	$4,485.5	$(13,568.3)	$13,497.7

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2008 (Successor)
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	—	$101.0	$25.4	$1.2	$127.6
Accounts receivable, net	—	213.7	272.5	—	486.2
Inventories	—	296.6	320.2	(77.1)	539.7
Deferred income taxes	—	97.0	3.7	—	100.7
Prepaid expenses and other	—	65.5	30.0	—	95.5

Total current assets	—	773.8	651.8	(75.9)	1,349.7
Property, plant and equipment, net	—	407.6	233.3	—	640.9
Investments	—	41.3	—	—	41.3
Investment in subsidiaries	$12,270.0	—	—	(12,270.0)	—
Goodwill	—	4,677.5	1,847.7	(1,102.4)	5,422.8
Intangible assets, net	—	4,407.0	1,801.2	—	6,208.2
Other assets	—	107.2	11.7	—	118.9

Total	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Liabilities & Shareholders’ Equity
Short-term borrowings	$37.0	—	$38.4	—	$75.4
Accounts payable	—	$53.0	38.6	$(7.9)	83.7
Accrued interest	80.9	—	—	—	80.9
Accrued wages and commissions	—	66.3	12.8	—	79.1
Other accrued expenses	—	202.3	72.6	(29.5)	245.4

Total current liabilities	117.9	321.6	162.4	(37.4)	564.5
Deferred income taxes	—	1,438.0	725.3	(50.8)	2,112.5
Employee related obligations	—	—	40.0	—	40.0
Long-term debt	6,225.7	—	—	—	6,225.7
Other long-term liabilities	—	—	2.8	—	2.8
Shareholders’ equity	5,926.4	8,654.8	3,615.2	(13,360.1)	4,836.3

Total liabilities and shareholders’ equity	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

Unaudited Condensed Consolidating Statements of Operations

	Three Months Ended August 31, 2008 (Successor)
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	—	$383.3	$223.7	—	$607.0
Cost of sales	—	102.8	110.7	(32.0)	181.5

Gross margin	—	280.5	113.0	32.0	425.5
Operating expenses	—	265.8	102.7	—	368.5

Operating income	—	14.7	10.3	32.0	57.0
Other expense, net	$(91.6)	(41.8)	(12.1)	(4.6)	(150.1)

Income (loss) before income taxes	(91.6)	(27.1)	(1.8)	27.4	(93.1)
Tax provision (benefit)	(32.6)	(10.1)	(0.6)	10.1	(33.2)
Equity in earnings of subsidiaries	(18.2)	—	—	18.2	—

Net income (loss)	$(77.2)	$(17.0)	$(1.2)	$35.5	$(59.9)

	July 12, 2007 to August 31, 2007 (Successor)
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	—	$163.2	$107.4	$18.0	$288.6
Cost of sales	—	86.6	50.0	(29.8)	106.8

Gross margin	—	76.6	57.4	47.8	181.8
Operating expenses	—	457.4	181.2	0.3	638.9

Operating income (loss)	—	(380.8)	(123.8)	47.5	(457.1)
Other expense, net	$(41.8)	(28.7)	(4.5)	—	(75.0)

Income (loss) before income taxes	(41.8)	(409.5)	(128.3)	47.5	(532.1)
Tax provision (benefit)	(5.0)	(31.6)	(14.5)	1.2	(49.9)
Equity in earnings of subsidiaries	(491.7)	—	—	491.7	—

Net income (loss)	$(528.5)	$(377.9)	$(113.8)	$538.0	$(482.2)

	June 1, 2007 to July 11, 2007 (Predecessor)
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	—	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	—	60.8	46.5	(5.0)	102.3

Gross margin	—	124.3	36.0	(13.8)	146.5
Operating expenses	—	179.2	49.3	0.2	228.7

Operating loss	—	(54.9)	(13.3)	(14.0)	(82.2)
Other income (expense), net	—	(0.7)	1.0	—	0.3

Income (loss) before income taxes	—	(55.6)	(12.3)	(14.0)	(81.9)
Tax provision (benefit)	—	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	$(40.8)	—	—	40.8	—

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

Unaudited Condensed Consolidating Statements of Cash Flows

	Three Months Ended August 31, 2008 (Successor)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows from (used in) operating activities	$9.5	$48.2	$14.9	$(6.7)	$65.9
Cash flows used in investing activities	—	(20.3)	(22.7)	—	(43.0)
Cash flows from (used in) financing activities	(9.5)	—	3.4	—	(6.1)
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)

Increase (decrease) in cash and cash equivalents	—	27.9	(5.4)	(6.7)	15.8
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$128.9	$21.2	$(6.7)	$143.4

	July 12, 2007 to August 31, 2007 (Successor)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows from (used in) operating activities	$126.7	$2.0	$(97.6)	$(0.8)	$30.3
Cash flows from (used in) investing activities	(9,568.5)	102.4	(15.1)	—	(9,481.2)
Cash flows from financing activities	9,441.8	—	—	—	9,441.8
Effect of exchange rate changes on cash	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	104.4	(112.7)	(0.8)	(9.1)
Cash and cash equivalents, beginning of period	—	124.9	52.0	—	176.9

Cash and cash equivalents, end of period	$—	$229.3	$(60.7)	$(0.8)	$167.8

	June 1, 2007 to July 11, 2007 (Predecessor)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows from (used in) operating activities	$(54.0)	$13.7	$30.3	$69.4	$59.4
Cash flows from (used in) investing activities	52.7	21.8	(7.8)	(55.7)	11.0
Cash flows from financing activities	1.3	—	—	—	1.3
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase in cash and cash equivalents	—	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	—	95.7	9.4	—	105.1

Cash and cash equivalents, end of period	$—	$131.2	$32.0	$13.7	$176.9

Note 13 - Contingencies.

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

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement calls for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements. The Company simultaneously entered into a settlement with the Department of Justice’s Civil Division pursuant to which it paid $26.9 million during the first quarter of fiscal 2008.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13 - Contingencies, Continued.

U.S. Department of Justice EBI Products Investigation and Related Litigation

In May 2007, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of products manufactured, marketed and sold by the Company’s EBI subsidiary for the period from January 1999 through the present. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company understands that the Department of Justice is conducting a civil investigation of EBI’s sales and marketing practices relating to certain spinal products. The Company is fully cooperating with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

Other Matters

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as Medtronic) brought an action against EBI and the Company alleging infringement of seven patents. Specifically, Medtronic alleges that the patents are infringed by certain components of the Company’s Vuelock ® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array ® Spinal System. In Fall 2007, Medtronic included similar instruments used with EBI’s Biomet ® Omega21 ™ , Polaris ™ , and Synergy ™ Spinal Fixation Systems as accused products. Medtronic’s complaint does not seek a specific amount of damages, but does seek to enjoin the Company from manufacturing, selling and/or distributing the allegedly infringing products. The Company has filed a counterclaim seeking a finding of non-infringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. Discovery on the litigation continues. The Company is vigorously defending this matter and intends to continue to do so.

The Company and Biomet Orthopedics initiated legal proceedings on July 17, 2007 against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and refiled in Hamilton County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate the Company’s confidential information, to interfere with the Company’s contractual relations with distributors and to attempt to buy the assets of most of the Company’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to Biomet. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with Biomet, and although no amount of money damages can completely compensate Biomet for the losses the Company has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with the Company’s sales force. To the extent the

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13 - Contingencies, Continued.

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

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on the Company’s unaudited condensed consolidated financial statements taken as a whole.

Note 14 - Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their Successors, assigns, affiliates, officers, employees and/or representatives and third parties (collectively, the “Managers”) provide management, advisory and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the sponsors a fee on a quarterly basis. In total the Company paid each of the above sponsors $0.6 million quarterly for a total of $2.4 million during fiscal 2008. As of August 31, 2008, the amount payable to the sponsors was $2.2 million. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financing or refinancing (equity or debt), acquisition, disposition, spin-off, split-off, dividend, recapitalization, initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in a Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Mr. Miller received $4,000,000 on October 1, 2006, $500,000 on November 30, 2006 and has received or will receive $500,000 on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Mr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $100,000 per year. The Miller Agreement contains certain restrictive covenants prohibiting Mr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of August 31, 2008, the remaining amount accrued and payable to Mr. Miller was $2.0 million.

Other

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

During the three months ended August 31, 2008, the Company received an additional capital contribution of $0.2 million from its parent company from the participation of management under the LVB Acquisition, Inc. Management Stockholders’ Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained herein. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2008, as amended, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of other operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009 or any interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Overview

We design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribution in approximately 90 countries.

We are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over ten years. We supply products to over 60% of U.S. hospitals performing joint replacement surgery. In addition, we are the third largest manufacturer and marketer of dental reconstructive products worldwide and maintain leadership positions in the electrical stimulation and craniomaxillofacial fields. We have a long history of innovation, engineering, quality and successful new product launches. Demonstrating our research and development leadership, we have launched approximately 800 new products in the past nine fiscal years and plan to introduce approximately 100 new products during fiscal 2009.

Our product portfolio encompasses reconstructive products, fixation devices, spinal products and other products.

Reconstructive Products – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees, hips and shoulders, but we manufacture other joints as well. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

Fixation Products – Fixation devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Electrical stimulation devices used in trauma indications offer implantable and non-invasive options to stimulate bone growth. Other products include internal fixation devices (such as nails, plates, screws, pins and wires used to stabilize traumatic bone injuries), external fixation devices (used to stabilize fractures when alternative methods of fixation are not suitable), craniomaxillofacial fixation systems and bone substitute materials.

Spinal Products – Our spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and motion preservation systems, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine trade name.

Other Products – We manufacture and distribute a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Results of Operations

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended August 31, 2008, the Successor Period (July 12, 2007 through August 31, 2007) and the Predecessor Period (June 1, 2007 through July 11, 2007). On July 12, 2007, we eliminated a one month lag that was in place during the predecessor period at certain non-domestic subsidiaries. The effect of this change is immaterial to the financial results included below.

Three-Months Ended August 31, 2008 as Compared to the Period July 12, 2007 through August 31, 2007

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Three Months Ended August 31, 2008 (Successor)	Percentage of Net Sales	July 12, 2007 through August 31, 2007 (Successor)	Percentage of Net Sales
Net sales	$607.0	100%	$288.6	100%
Cost of sales	181.5	30	106.8	37

Gross margin	425.5	70	181.8	63
Selling, general and administrative expense	253.5	42	187.3	65
Research and development expense	23.5	4	13.6	5
In-process research and development	—	—	392.8	136
Amortization	91.5	15	45.2	15

Operating income (loss)	57.0	9	(457.1)	(158)
Interest expense, net	(141.1)	(23)	(80.4)	(28)
Other income (expense)	(9.0)	(1)	5.4	2

Other expense, net	(150.1)	(24)	(75.0)	(26)

Loss before income taxes	(93.1)	(15)	(532.1)	(184)
Benefit from income taxes	(33.2)	(5)	(49.9)	(17)

Net loss	$(59.9)	(10)%	$(482.2)	(167)%

Sales

Net sales were $607.0 million for the three months ended August 31, 2008 and $288.6 million for the period July 12, 2007 through August 31, 2007. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended August 31, 2008 (Successor)	Percentage of Net Sales	July 12, 2007 through August 31, 2007 (Successor)	Percentage of Net Sales
United States	$368.4	61%	$180.7	63%
Europe	169.4	28	71.8	25
International (1)	69.2	11	36.1	12

Total	$607.0	100%	$288.6	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2008 (Successor)	Percentage of Net Sales	July 12, 2007 through August 31, 2007 (Successor)	Percentage of Net Sales
Reconstructive	$449.3	74%	$208.5	72%
Fixation	60.2	10	31.4	11
Spinal	51.3	8	28.6	10
Other	46.2	8	20.1	7

Total	$607.0	100%	$288.6	100%

Reconstructive

Our worldwide sales of reconstructive products continue to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales are knees, where worldwide demand remains strong for our Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. The Vanguard M™ Partial Knee, which is the fixed-bearing version of the Oxford® knee, also contributed to our first quarter growth in knee sales. Hip sales continue to be strong, primarily due to the conventional and Microplasty™ versions of the Taperloc® Hip System, the M2a-Magnum™ Acetabular System, E-Poly™ Acetabular Liners, and Regenerex® Ringloc®+ Modular Acetabular Cups. In addition, European sales of the Aura® Hip Stem and the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System drove sales.

Fixation

Sales of fixation products were driven by global growth of the craniomaxillofacial fixation and internal fixation product categories offset by decreased sales of electrical stimulation and external fixation products. The first quarter release of the TraumaOne System contributed to the sales growth for craniomaxillofacial fixation. The Phoenix Tibial Nailing System is a key contributor to internal fixation sales growth.

Spinal

U.S. sales of spinal implants and orthobiologics increased primarily due to the strength in sales of thoracolumbar products, led by the Polaris™ 5.5 Pedicle Screw System.

Other

Sales of other products were driven by strong global growth in our sports medicine division. Growth drivers during the quarter for our sports medicine division included the MaxFire™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology and the Osseofit™ Porous Tissue Matrix™ (Porous Tissue Matrix™ is a trademark of Kensey Nash Corp).

Gross Margin

Gross margin increased as a percentage of net sales to 70% for the three months ended August 31, 2008 compared to 63% for the period July 12, 2007 through August 31, 2007. Gross margin for the period July 12, 2007 through August 31, 2007 was negatively impacted by increased cost of sales in connection with the Merger, including the inventory step-up of $28.9 million and additional depreciation of $1.7 million related to the step-up in property, plant and equipment. Other amounts impacting gross margin were increased consulting expenses related to operational improvement initiatives and instrument depreciation. Excluding these items, gross margin percentage was comparable over the periods presented.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 42% of net sales for the three months ended August 31, 2008, compared to 65% of net sales for the period July 12, 2007 through August 31, 2007. Selling, general and administrative expenses were negatively impacted during the period July 12, 2007 through August 31, 2007 primarily due to (1) $26.9 million settlement payment with the Department of Justice described in Note 13 – Contingencies above, (2) $24.0 million of distributor fee expense associated with renegotiation of distribution agreements, and (3) $11.4 million of transaction expenses associated with the Merger. Excluding these items, selling, general and administrative expenses as a percentage of net sales were comparable over the periods presented.

Research and Development

Research and development expenses during the three months ended August 31, 2008 were $23.5 million or 4% of net sales, compared to $13.6 million or 5% of net sales during the period July 12, 2007 through August 31, 2007. Expenses decreased as a percentage of net sales primarily due to terms related to our Deferred Prosecution Agreement affecting our spend prior to the settlement date. Expenses through the three months ended August 31, 2008 have primarily been on the following research and development projects: E-Poly™ Vitamin E stabilized knee bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation), Ballista™ Percutaneous Pedicle Screw Placement System (Spine), AccuVision™ Minimally Invasive Spinal Exposure System (Spine), PEEK- OPTIMA® version of the Solitaire™ Spine System (Spine), and Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal).

In-Process Research & Development (IPRD)

We recorded IPRD charges of $392.8 million during the period July 12, 2007 through August 31, 2007 related to the Merger. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that had not received FDA approval or clearance and had no alternative use, excluding the value of core and developed technologies. There were no IPRD charges during the three months ended August 31, 2008.

Amortization

Amortization expense for the three months ended August 31, 2008 was $91.5 million, compared to $45.2 million during the period July 12, 2007 through August 31, 2007. This increase relates to the establishment of definite lived intangibles of $5,896.5 million recorded at the Merger date.

Interest Expense, net

Interest expense was $141.1 million, offset by interest income of $0.8 million, for the three months ended August 31, 2008, compared to $80.4 million, offset by interest income of $0.2 million, during the period July 12, 2007 through August 31, 2007. For the three months ended August, 31, 2008, interest expense primarily relates to interest charges and financing costs related to the debt financings obtained in connection with the Merger. For the period July 12, 2007 through August 31, 2007, interest expense primarily relates to interest charges and financing costs on the Tender Facility obtained in connection with the Merger. On the closing date of the Merger, we refinanced the Tender Facility with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers.

Other Income (Expense)

Other income (expense) was ($9.0) million for the three months ended August 31, 2008, compared to $5.4 million during the period July 12, 2007 through August 31, 2007. Other income (expense) primarily relates to investment write downs of $2.9 million, and currency translation adjustments related to our foreign operations.

Provision for Taxes

The effective income tax rate increased to 35.7% for the three months ended August 31, 2008 compared to 9.4% for the period July 12, 2007 through August 31, 2007. This increase was primarily due to the following items not being deductible for the period July 12, 2007 to August 31, 2007: (1) $392.8 million in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement, and (3) $73.5 million of Merger-related expenses.

For the Period June 1, 2007 through July 11, 2007

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
Net sales	$248.8	100%
Cost of sales	102.3	41

Gross margin	146.5	59
Selling, general and administrative expense	194.2	78
Research and development expense	34.0	14
Amortization	0.5	—

Operating loss	(82.2)	(33)
Interest expense, net	(0.3)	—
Other income	0.6	—

Other income, net	0.3	—

Loss before income taxes	(81.9)	(33)
Benefit from income taxes	(27.3)	(11)

Net loss	$(54.6)	(22)%

Sales

Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
United States	$156.2	63%
Europe	70.8	28
International (1)	21.8	9

Total	$248.8	100%

(1)	International primarily includes Canada, South America, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
Reconstructive	$178.1	71%
Fixation	27.1	11
Spinal	24.9	10
Other	18.7	8

Total	$248.8	100%

Reconstructive

Our worldwide sales of reconstructive products continue to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales are knees, where worldwide demand remains strong for our Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. Hip sales continue to be strong, primarily due to worldwide sales of the M2a-Magnum™ Acetabular System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices have been strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

Fixation and Spinal

Sales of fixation and spinal products have been lower than expected for the period June 1, 2007 through July 11, 2007 due to the underperformance of the Biomet Trauma and Biomet Spine, or BTBS, division. We have made various changes at the division, including managerial changes and computer system enhancements, among others. We believe the new management team and infrastructure changes at BTBS will allow us to provide improved focus on the spine and trauma markets and BTBS customers.

Other

Sales of other products include product lines that are sold by the BTBS division, and did not meet management expectations during the period June 1, 2007 through July 11, 2007. This poor performance was partly offset by sales growth in the sports medicine products.

Gross Margin

Gross margin was 59% of net sales during the period June 1, 2007 through July 11, 2007, which was negatively impacted by increased cost of sales in connection with the Merger, including $28.0 million of costs in June 2007 to settle in-the-money stock options to employees, as required by the Merger Agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 78% of net sales during the period June 1, 2007 through July 11, 2007. Selling, general and administrative expenses were negatively impacted during this period due to (1) $61.0 million paid upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger, (2) $30.0 million of transaction fees associated with the Merger, (3) $18.0 million of distributor fee expense associated with renegotiation of distribution agreements and (4) $2.0 million of additional legal and Merger-related fees.

Research and Development

Research and development expenditures during the period June 1, 2007 through July 11, 2007 were $34.0 million or 14% of net sales, which was impacted by $23.0 million of additional compensation expense upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger.

Provision for Taxes

The effective income tax rate decreased to 33% for the period June 1, 2007 through July 11, 2007. The rate is lower than the U.S. statutory rates due to the tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Liquidity and Capital Resources

Cash Flows – The following is a summary of the cash flows by activity for the three months ended August 31, 2008, for the time period July 12, 2007 to August 31, 2007 and for the time period June 1, 2007 to July 11, 2007 (in millions):

Summary of Cash Flows

	August 31, 2008 (Successor)	July 12 - August 31, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net cash from (used in):
Operating activities	$65.9	$30.3	$59.4
Investing activities	(43.0)	(9,481.2)	11.0
Financing activities	(6.1)	9,441.8	1.3
Effect of exchange rate changes on cash	(1.0)	—	0.1

Change in cash and cash equivalents	$15.8	$(9.1)	$71.8

Operating Cash Flows

Cash flows from operating activities were $65.9 million for the three months ended August 31, 2008, $30.3 million for the period July 12, 2007 through August 31, 2007, and $59.4 million for the period June 1, 2007 through July 11, 2007. Cash generated by operating activities continues to be a source of funds for investing in our growth. Net cash from (used in) operating activities for the three months ended August 31, 2008 related to net loss of ($59.9) million, depreciation and amortization of $131.4 million, other adjustments to reconcile net loss to net cash of ($3.9) million, and change in working capital items of ($1.7) million. Net cash from (used in) operating activities for the period July 12, 2007 through August 31, 2007 related to net loss of ($482.2) million, depreciation and amortization of $68.5 million, other adjustments to reconcile net loss to net cash, which were primarily due to significant transaction expenses incurred as a result of the Merger, including in-process research and development charges of $392.8 million and step-up in the fair value of inventory of $28.9 million, share-based compensation accrual change related to the Merger of ($103.0) million, and change in working capital items of $125.3 million. Net cash from (used in) operating activities for the period June 1, 2007 through July 11, 2007 related to net loss of ($54.6) million, depreciation and amortization of $9.3 million, other adjustments to reconcile net loss to net cash of $65.8 million, share-based compensation accrual change related to the Merger of $112.8 million, and change in working capital items of ($73.9) million.

Investing Cash Flows

Cash flows from (used in) investing activities were ($43.0) million for the three months ended August 31, 2008, ($9,481.2) million for the period July 12, 2007 through August 31, 2007, and $11.0 million for the period June 1, 2007 through July 11, 2007. Cash flows from (used in) investing activities for the three months ended August 31, 2008 primarily related to capital expenditures of ($41.0) million, for the period July 12, 2007 through August 31, 2007 primarily related to ($9,568.5) million in connection with the acquisition of 82% of Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements, and capital expenditures of ($37.7) million, partially offset by net proceeds from the sale and purchase of investments of $125.0 million, and for the period June 1, 2007 through July 11, 2007 primarily related to net proceeds from the sale and purchase of investments of $42.8 million, offset by capital expenditures of ($22.0) million.

Financing Cash Flows

Cash flows from (used in) financing activities were ($6.1) million for the three months ended August 31, 2008, $9,441.8 million for the period July 12, 2007 through August 31, 2007, and $1.3 million for the period June 1, 2007 to July 11, 2007. Cash flows from (used in) financing activities for the three months ended August 31, 2007 primarily related to payments under the senior secured credit facility of ($9.3) million, partially offset by proceeds under the amended revolving credit agreement of $3.2 million, for the period July 12, 2007 through August 31, 2007 primarily related to capital contributions of $5,387.5 million and proceeds from long-term debt of $4,181.0 million in connection with the acquisition of 82% Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements. Net proceeds (payments) on debt facilities for the three months ended August 31, 2008, for the period July 12, 2007 through August 31, 2007 and for the period June 1, 2007 through July 11, 2007 was $6.1 million, ($39.6) million, and $0.2 million, respectively. There were no payments made on debt for the period July 12, 2007 through August 31, 2007.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of August 31, 2008. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all subsequent to the Merger, all of which are classified as long-term. There were no borrowings under either revolver as of August 31, 2008. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. We did have debt agreements survive the Merger (European facilities) and as of August 31, 2008, the amount of principal payments due within the next twelve-month period related to those specific facilities is $41.1 million.

Subsequent to the quarter close, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. On September 23, 2008, the Company submitted a borrowing request for $69.0 million from our senior secured asset-based revolving facility with a value date of September 26, 2008. On September 26, 2008, $65.2 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of the Company’s subsidiaries has a bilateral revolving credit facility with Fortis bank. The Company was recently informed by the bank that due to our subsidiary’s limited usage of the facility, the size was being reduced from €100.0 million to €50.0 million. The Company does not expect these reductions to impact liquidity or the Company’s business operations. Based on the above, the Company’s revolving borrowing base available under all debt facilities at August 31, 2008 and September 30, 2008 was $743.0 million and $667.0 million, respectively.

(in millions)	Total	2009 and 2010	2011 and 2012	2013 and 2014	2015 and Thereafter
Contractual obligations *
Projected future benefit payments	$36.1	$5.8	$6.3	$8.6	$15.4
Long-term debt (including current maturities)	6,217.2	114.3	72.5	72.5	5,957.9
Interest payments	4,273.3	1,074.5	1,053.7	1,013.9	1,131.2

Total contractual obligations	$10,526.6	$1,194.6	$1,132.5	$1,095.0	$7,104.5

*	The total amounts of capital lease obligations, operating lease obligations, and purchase commitments are not significant.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $53.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no other changes in the three month period ended August 31, 2008 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report Form 10-K for the year ended May 31, 2008, as amended.

Item 4T.	Controls and Procedures.

Managements’ evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

During the first quarter of fiscal year 2009, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting, except for management’s remediation plan as described within “Management’s Report on Internal Control over Financial Reporting” in Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, which will likely have an impact on Biomet’s internal controls over financial reporting; however, there was no material impact as of August 31, 2008.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13, Contingencies and Note 1, Merger to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended.

Item 1A.	Risk Factors

As of August 31, 2008, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, other than the risk factor mentioned below. The risk factors disclosed in the Company’s Annual Report on Form 10-K, as amended, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect its business, financial condition or results.

The conditions of the U.S. and international capital markets may adversely affect the Company’s ability to draw on its current revolving credit facilities as well as the value of certain of the Company’s investments.

Subsequent to August 31, 2008, Lehman Brothers Holdings Inc., whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. On September 23, 2008, the Company submitted a borrowing request for $69.0 million from our senior secured asset-based revolving facility with a value date of September 26, 2008. On September 26, 2008, $65.2 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests.

If other financial institutions that have extended credit commitments to the Company are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to the Company, which could have a material and adverse impact on the Company’s financial condition and its ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

Similarly, if the current credit conditions of U.S. and international capital markets persist or deteriorate, the Company may be required to further adjust the fair value of its investments pursuant to mark-to-market rules under SFAS 157, which would result in additional impairment charges and could have a material and adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2008.

BIOMET, INC.

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.