Form 10-Q
period 2008-11-30
BIOMET INC
filed 2009-01-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registered is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2007, the last business day of the registrant’s prior year completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant. As of November 30, 2008, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	November 30, 2008	May 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$229.3	$127.6
Accounts receivable, net	483.5	486.2
Income tax receivable	48.8	48.8
Inventories	510.3	539.7
Deferred income taxes	97.1	100.7
Prepaid expenses and other	45.5	46.7

Total current assets	1,414.5	1,349.7
Property, plant and equipment, net	611.9	640.9
Investments	33.8	41.3
Intangible assets, net	5,736.3	6,208.2
Goodwill	5,103.4	5,422.8
Other assets	111.4	118.9

Total assets	$13,011.3	$13,781.8

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$72.5	$75.4
Accounts payable	69.6	83.7
Accrued interest	79.7	80.9
Accrued wages and commissions	64.1	79.1
Other accrued expenses	179.7	245.4

Total current liabilities	465.6	564.5
Long-term liabilities:
Long-term debt	6,124.4	6,225.4
Deferred income taxes	1,902.7	2,112.5
Other long-term liabilities	196.7	43.1

Total liabilities	8,689.4	8,945.5
Shareholders’ equity:
Additional paid-in capital	44.6	25.8
Contributed capital	5,523.2	5,521.9
Accumulated deficit	(1,063.8)	(964.2)
Accumulated other comprehensive income (loss)	(182.1)	252.8

Total shareholders’ equity	4,321.9	4,836.3

Total liabilities and shareholders’ equity	$13,011.3	$13,781.8

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

(in millions)

	(Unaudited) Three Months Ended November 30,		(Unaudited) Six Months Ended November 30, 2008	(Unaudited) July 12 - November 30, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
	2008	2007
Net sales	$642.8	$607.2	$1,249.8	$895.8	$248.8
Cost of sales	194.9	244.6	376.4	351.4	102.3

Gross margin	447.9	362.6	873.4	544.4	146.5

Selling, general and administrative expense	254.7	413.2	508.2	600.5	194.2
Research and development expense	23.4	21.9	46.9	35.5	34.0
In-process research and development	—	86.2	—	479.0	—
Amortization	89.8	92.3	181.3	137.5	0.5

Operating income (loss)	80.0	(251.0)	137.0	(708.1)	(82.2)

Interest expense, net	(139.2)	(148.7)	(280.3)	(229.1)	(0.3)
Other income (expense)	(11.6)	(4.9)	(20.6)	0.5	0.6

Other income (expense), net	(150.8)	(153.6)	(300.9)	(228.6)	0.3

Loss before income taxes	(70.8)	(404.6)	(163.9)	(936.7)	(81.9)

Benefit from income taxes	(31.1)	(102.6)	(64.3)	(152.5)	(27.3)

Net loss	$(39.7)	$(302.0)	$(99.6)	$(784.2)	$(54.6)

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited) Six Months Ended November 30, 2008	(Unaudited) July 12 - November 30, 2007 (Successor)	June 1 -July 11, 2007 (Predecessor)
Cash flows provided by (used in) operating activities:
Net loss	$(99.6)	$(784.2)	$(54.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	261.4	195.2	9.3
Amortization of deferred financing costs	5.7	4.7	—
In-process research and development	—	479.0	—
Stock-based compensation expense	18.8	—	—
Inventory step-up related to merger	—	92.3	—
Allowance for doubtful accounts receivable	(3.5)	—	—
Loss (gain) and impairment on investments	6.5	—	(7.0)
Provision for inventory obsolescence	0.4	—	—
Deferred income taxes	(69.7)	(248.3)	76.7
Excess tax benefit from exercise of stock options	—	—	(3.9)
Other	(0.1)	(0.3)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40.5)	(29.7)	5.8
Inventories	(25.5)	20.5	(12.0)
Prepaid expenses	(2.6)	35.8	—
Accounts payable	(6.7)	(9.9)	(1.6)
Income taxes	(5.7)	27.9	—
Accrued interest	(0.8)	106.3	—
Share-based compensation accrual related to merger	—	—	112.8
Other	9.5	110.1	(66.1)

Net cash provided by (used in) operating activities	47.6	(0.6)	59.4
Cash flows provided by (used in) investing activities:
Net proceeds from investments	—	95.8	42.8
Capital expenditures	(92.9)	(76.7)	(22.0)
Acquisitions, net of cash acquired	(2.2)	(0.4)	(9.8)
Acquisition of Biomet, Inc.	—	(11,638.2)	—

Net cash provided by (used in) investing activities	(95.1)	(11,619.5)	11.0
Cash flows provided by financing activities:
Debt:
Proceeds (payments) under amended revolving credit agreement	8.5	(40.4)	0.2
Proceeds (payments) under senior secured credit facility	(18.2)	—	—
Proceeds (payments) under asset based revolver	165.4	—	—
Proceeds from long-term debt related to merger	—	6,250.7	—
Payment of deferred financing costs	—	(87.1)	—
Equity:
Capital contributions	1.9	5,401.9	—
Repurchase of common shares	(0.6)	—	(2.8)
Excess tax benefit from exercise of stock options	—	—	3.9

Net cash provided by financing activities	157.0	11,525.1	1.3
Effect of exchange rate changes on cash	(7.8)	2.0	0.1

Increase (decrease) in cash and cash equivalents	101.7	(93.0)	71.8
Cash and cash equivalents, beginning of period	127.6	176.9	105.1

Cash and cash equivalents, end of period	$229.3	$83.9	$176.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$277.1	$1.5	$—

Income taxes	$14.8	$21.0	$—

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Merger.

On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer” and together with the Merger, the “Transactions”), to purchase all of Biomet’s outstanding common shares, without par value. LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., GS Capital Partners VI Fund, L.P., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities. The unaudited condensed consolidated financial statements should be read in conjunction with Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended.

The Merger was accounted for under the purchase method of accounting pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the effect of the Merger has been included in the Company’s condensed consolidated statement of operations subsequent to July 11, 2007 (the “Merger Date”), and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s condensed consolidated balance sheet as of the Merger Date, with the excess purchase price recorded as goodwill. As of July 12, 2007, the Successor Company began operating under a new basis of accounting for its financial statements. Because of the new basis of accounting, the Predecessor Company’s historical financial information is not comparable to the Successor Company’s financial information for periods after July 12, 2007. The term “Successor Company” refers to Biomet following its acquisition by Purchaser on July 12, 2007 and the term “Predecessor Company” refers to Biomet prior to its acquisition on July 12, 2007.

The Company has allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. On July 12, 2007, 82.4% of the step-up was recorded and combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up included an increase in the in-process research and development (“IPRD”) charge of $86.2 million, increase of the property plant and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender Facility (as defined in Note 8 below) starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 – Debt below for a description of those facilities. See summary below of the allocation of the total purchase price:

(in millions)
Cash	$57.0
Short-term investments	126.0
Accounts receivable	494.0
Inventories	714.3
Deferred tax assets	60.6
Prepaids and other assets	134.4
Property, plant and equipment	608.0
In-process research and development	479.0
Intangible assets	6,304.5
Goodwill	5,303.0
Deferred tax liabilities	(2,184.9)
Other liabilities	(463.0)

Purchase Price	$11,632.9

The purchase price allocation was based on information then available to the Company, and expectations, assumptions, and valuation methodologies deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Goodwill recorded as a result of the Merger is not deductible for income tax purposes.

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

Basis of Presentation – The unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s results of operations for the six months ended November 30, 2008 are not comparative to the Company’s results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger Date of July 11, 2007. The purchase price allocation included an IPRD charge of $479.0 million, and step-ups in fair value of inventory of $160.3 million and $80.4 million for fixed assets. The amounts were fully recorded as of the Closing Date of the Merger. Operating results for the period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2008, as amended.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

Reconstructive – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s primary orthopedic reconstructive joints are knees, hips, and shoulders, but the Company manufactures other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company’s reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

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

Effect of Foreign Currency – Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the weighted average exchange rates during the period. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from product transfer between subsidiaries are recorded in cost of goods sold. Other foreign currency exchange gains and losses that do not involve the movement of product are included in other income (expense), net.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments – The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million principal amount term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of November 30, 2008, the Company’s net investment in European subsidiaries totaled €1,483.8 million ($1,884.0 million) and the outstanding principal balance was €866.3 million ($1,099.9 million). The difference of €617.5 million ($784.1 million) remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any ineffectiveness is recorded in the statement of operations.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

Interest Rate Instruments – The Company entered into interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros on September 25, 2007 and March 25, 2008 as a means of fixing the interest rate on portions of its floating-rate debt instruments. See the table below for existing contracts (U.S. Dollars and Euros in millions):

(in millions)

Structure	Currency	Notional Amount	Termination Date	Fair Value at November 30, 2008 Asset (Liability)
1 year	Euro	€75.0	September 25, 2009	$(0.9)
2 year	Euro	75.0	September 25, 2010	(2.5)
3 year	Euro	50.0	March 25, 2011	(1.3)
	Euro	75.0	September 25, 2011	(3.6)
4 year	Euro	40.0	March 25, 2012	(1.3)
	Euro	230.0	September 25, 2012	(13.4)
5 year	Euro	40.0	March 25, 2013	(1.5)
1 year	USD	$195.0	September 25, 2009	(4.7)
2 year	USD	150.0	March 25, 2010	(0.6)
	USD	195.0	September 25, 2010	(9.8)
3 year	USD	110.0	March 25, 2011	(1.2)
	USD	195.0	September 25, 2011	(15.3)
4 year	USD	140.0	March 25, 2012	(2.4)
	USD	585.0	September 25, 2012	(57.5)
5 year	USD	190.0	March 25, 2013	(4.8)

Total				$(120.8)

The interest rate swaps were a liability of $120.8 million at November 30, 2008 and are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in other comprehensive income and are reclassified into operations in the same period in which the hedged transaction affects earnings. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness recognized in operations was not material for any period presented. Subsequent to November 30, 2008, the Company entered into an additional swap contract to hedge the variable interest rate exposure of its U.S. Dollar term loan. The notional amount of the contract is $325.0 million and the maturity date is December 25, 2013. The Company did not enter into any derivative instruments prior to fiscal 2008.

As of November 30, 2008, the effective interest rate, including the applicable lending margin, on 76% ($1,760.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 7.34% through the use of interest rate swaps. The effective interest rate on 68% (€585.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans had effective interest rates of 6.76% and 8.14%, respectively.

Comprehensive Income – Total comprehensive income combines reported net loss and foreign currency translation adjustments, unrealized appreciation/depreciation of available-for-sale securities, unrealized gains and losses related to the net investment in the Euro term loan, and unrecognized actuarial loss on pension assets and interest rate swap derivatives. Amounts in accumulated other comprehensive income are presented net of the related tax impact. Foreign currency translation adjustments are not currently adjusted for income taxes, as they relate to permanent investments in international subsidiaries.

Other comprehensive income (loss) and the related components as included in total comprehensive income (loss) are included in the table below:

	Three Months Ended November 30,		Six Months Ended November 30, 2008	July 12 - November 30, 2007 (Successor)	June 1, - July 11, 2007 (Predecessor)
(in millions)	2008	2007
Net loss	$(39.7)	$(302.0)	$(99.6)	$(784.2)	$(54.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(243.4)	(5.1)	(373.4)	0.5	(6.6)
Unrealized loss on interest rate swaps	(55.7)	—	(62.2)	—	—
Unrealized gain (loss) on available-for-sale securities	(1.3)	0.2	0.7	—	—

Total other comprehensive income (loss), net of tax	(300.4)	(4.9)	(434.9)	0.5	(6.6)

Total other comprehensive loss	$(340.1)	$(306.9)	$(534.5)	$(783.7)	$(61.2)

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

Other Loss Contingencies – The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carrier and management routinely reviews all claims for purposes of establishing ultimate loss estimates. In addition, management must determine the estimated liability for claims incurred, but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future.

Revenue Recognition – The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payor so that revenue is recorded at the estimated determinable price at the time of the sale. At certain locations revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

Research and Development – Research and development costs are charged to expense as incurred. IPRD is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use, consistent with SFAS 2, Accounting for Research and Development Costs, and Financial Accounting Standards Board Interpretation (“FIN”) 4, Applicability of SFAS 2 to Business Combinations.

Income Taxes – The Company records income tax estimates in accordance with SFAS 109, Accounting for Income Taxes, and FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”); however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. The Company does not believe any audit finding could materially affect its financial position; however there could be a material impact on the Company’s consolidated results of operations and cash flows of a given period.

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

Change in Accounting Principle – As of the Merger Date, the Company eliminated the one-month lag in reporting for certain subsidiaries in non-domestic locations. The elimination of the one-month lag is considered a change in accounting principle adopted in conjunction with the Merger and was applied prospectively. The effect of the elimination is not considered material to the condensed consolidated financial statements as of May 31, 2008, and for the period July 12, 2007 through November 30, 2007.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect the adoption of FAS 141R will have on its unaudited condensed consolidated financial statements.

SFAS 157 – Effective June 1, 2008, the Company adopted FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS 157 at the beginning of fiscal year 2009 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2010. The fiscal year 2009 adoption did not result in a material impact to the Company’s financial statements (see Note 6). The Company is currently evaluating the impact of adopting the remaining parts of SFAS 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Summary of Significant Accounting Policies and Nature of Operations, Continued.

SFAS 160 – In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

FASB Staff Position No. 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FAS 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets. FAS 140-4 and FIN 46(R)-8 will become effective for the Company’s fiscal year beginning June 1, 2009. The Company is currently evaluating the effect the adoption of FAS 140-4 and FIN 46(R)-8 will have on its consolidated financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact, if any, that the adoption of FSP 142-3 will have on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 07-3 – In June 2007, the FASB Emerging Issues Task Force issued EITF-07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company adopted EITF 07-3 and the impact was immaterial to its unaudited condensed consolidated financial statements.

EITF Issue No. 07-1 – In December 2007, the FASB issued EITF 07-1, Accounting for Collaborative Agreements (EITF 07-1). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of March 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its unaudited condensed consolidated financial statements.

Note 3 - Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2008	May 31, 2008
Raw materials	$91.9	$89.6
Work-in-process	54.0	57.9
Finished goods	144.9	155.9
Consigned distributor	219.5	236.3

Inventories	$510.3	$539.7

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

(in millions)	November 30, 2008	May 31, 2008
Land and land improvements	$45.4	$49.3
Buildings and leasehold improvements	121.7	125.5
Machinery and equipment	232.6	246.6
Instruments	311.0	323.9
Construction in progress	20.5	13.5

Total property, plant and equipment	731.2	758.8
Accumulated depreciation	(119.3)	(117.9)

Total property, plant and equipment, net	$611.9	$640.9

Note 5 - Investments.

At November 30, 2008, the Company’s investment securities were classified as follows:

(in millions)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(5.9)	$30.4
Equity securities	0.7	—	—	0.7
Mortgage-backed securities	0.7	—	(0.2)	0.5

Total available-for-sale	37.7	—	(6.1)	31.6
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$39.9	$—	$(6.1)	$33.8

At May 31, 2008, the Company’s investment securities were classified as follows:

(in millions)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(3.8)	$32.5
Equity securities	0.7	0.1	—	0.8
Mortgage-backed securities	5.9	—	(0.1)	5.8

Total available-for-sale	42.9	0.1	(3.9)	39.1
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$45.1	$0.1	$(3.9)	$41.3

The net proceeds from sales of available-for-sale securities were $85.6 million and $42.8 million for the three months ended November 30, 2007 and for the period July 12, 2007 through November 30, 2007, respectively. There were no sales or purchases of available-for-sale securities for the three and six months ended November 30, 2008 or for the three months ended November 30, 2007. There were no sales of held-to-maturity securities for any period presented. The cost of marketable securities sold is determined by the specific identification method. For the period June 1, 2007 through July 11, 2007, net realized gains on sales of available-for-sale securities were $0.1 million. There were no net realized gains and (losses) on sales for available-for-sale securities for the three and six months ended November 30, 2008, for the three months ended November 30, 2007, or for the period July 12, 2007 through November 30, 2007.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5 - Investments, Continued.

As of November 30, 2008, the Company held auction-rate securities of $28.6 million. They are AAA rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of November 30, 2008 because of the inability to predict when the market will stabilize. A significant portion of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at November 30, 2008. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. The Company recorded an unrealized loss in comprehensive income of $3.2 million as of May 31, 2008 and an additional amount of $2.2 million as of November 30, 2008 related to these securities.

The Company reviews its impairments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin Topic 5M, Miscellaneous Accounting and Financial Accounting Standards Board Staff Position, SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer or insurer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds, treasury bonds, and marketable equity securities.

•

Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset-backed securities, certain mortgage-backed securities, and interest rate swaps whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include auction-rate securities and other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the Company, effective June 1, 2008, fair value under SFAS 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for mark-to-market accounting is now applied using SFAS 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6 - Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis.

	Fair Value at November 30, 2008	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.3	$—	$3.3	$—
Auction-rate securities	28.6	—	—	28.6
Mortgage-backed securities	0.5	—	0.5	—
Government and agency securities	—	—	—	—
Certificates of deposit	0.7	0.7	—	—
Other equity securities	0.7	0.2	—	0.5

Total assets	$33.8	$0.9	$3.8	$29.1

Liabilities:
Interest rate swaps	$120.8	$—	$120.8	$—

Total liabilities	$120.8	$—	$120.8	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At November 30, 2008, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at November 30, 2008.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(in millions)
Balance at May 31, 2008	$31.3
Total realized losses included in earnings	—
Total unrealized losses included in other comprehensive income	(2.2)
Purchases, issuances, and settlements	—
Net transfers in (out) of Level 3	—

Balance at November 30, 2008	$29.1

Realized gains or losses included in earnings are included in other income (expense), net in the consolidated statement of operations.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended November 30, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 7 - Goodwill and Other Intangible Assets.

The Company follows SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill and indefinite lived intangible assets are not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fourth quarter of fiscal 2007. Future impairment tests will be performed annually in the fiscal fourth quarter, or sooner if warranted.

The balance of goodwill as of November 30, 2008 and May 31, 2008 was $5,103.4 million and $5,422.8 million, respectively. The change in goodwill from May 31, 2008 to November 30, 2008 was a result of foreign currency fluctuations, primarily the weakening of the Euro against the U.S. Dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the weakening of the Euro against the U.S. Dollar, as well as amortization.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7 - Goodwill and Other Intangible Assets, Continued.

Intangible assets consisted of the following at November 30, 2008 and May 31, 2008 (in millions):

	November 30, 2008			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,080.6	$(148.0)	$1,932.6	$2,080.6	$(93.8)	$1,986.8
Completed technology	720.4	(74.9)	645.5	720.4	(47.5)	672.9
Product trade names	178.0	(13.5)	164.5	178.0	(8.5)	169.5
Customer relationships	2,917.5	(274.8)	2,642.7	2,917.5	(173.1)	2,744.4

Sub-total	5,896.5	(511.2)	5,385.3	5,896.5	(322.9)	5,573.6
Corporate trade names	408.0	—	408.0	408.0	—	408.0
Currency translation	(57.8)	0.8	(57.0)	233.0	(6.4)	226.6

Total	$6,246.7	$(510.4)	$5,736.3	$6,537.5	$(329.3)	$6,208.2

The weighted average useful life of the intangibles at November 30, 2008 was as follows:

Weighted Average Useful Life
Core technology	19 Years
Completed technology	13 Years
Product trade names	17 Years
Customer relationships	18 Years
Corporate trade names	Indefinite life

Note 8 - Debt.

Bank Borrowing – In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the “Tender Facility”, pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses.

The Company refinanced all amounts borrowed under the Tender Facility at the Closing Date of the Merger. On the Closing Date, the Company refinanced the Tender Facility with senior secured credit facilities (which include term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain related intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (Payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The Company has not made this election at November 30, 2008. The terms and book value of each instrument at November 30, 2008 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2008	Premium on Notes at November 30, 2008
Debt Instruments
European facilities		Primarily	Euro	€35.2	—
		Euribor + 1.40%		$44.7	—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars	$2,316.5	—
Term loan facility	March 25, 2015	Libor +	Euro	€866.3	—
		3.00%		$1,099.9	—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.75%	US Dollars	$—	—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.75%	Euro	€—	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.75%	US Dollars	$165.4	—
Senior cash pay notes	October 15, 2017	10%	US Dollars	$775.0	$2.1
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars	$775.0	$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars	$1,015.0	$2.2

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8 - Debt, Continued.

The Company currently elects to use 3-month Libor for setting the interest rates on its U.S. Dollar and Euro term loans. The 3-month Libor rates for the U.S. Dollar and Euro in effect as of November 30, 2008 were 3.76% and 5.14%, respectively. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.9 million both June 30, 2008 and September 30, 2008 for the U.S. Dollar denominated term loan facility, and made required payments of $3.4 million and $3.0 million on June 30, 2008 and September 30, 2008, respectively, for the Euro denominated term loan facility. There were borrowings under the asset-based revolver of $165.4 million as of November 30, 2008. The cash flow and asset-based revolvers and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.2697, which represents the currency exchange rate from Euros to U.S. Dollars on November 30, 2008.

During the quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. During the quarter, the Company submitted borrowing requests for $175.0 million from its senior secured asset-based revolving facility of which $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of the Company’s subsidiaries has a bilateral revolving credit facility with Fortis Bank. The Company was informed during the quarter ended November 30, 2008 by the bank that due to the subsidiary’s limited usage of the facility, the size of the commitment was being reduced from €100.0 million to €50.0 million. Subsequent to November 30, 2008, the reorganized Fortis Bank initiated conversations to increase the facility to the original commitment of €100.0 million. The Company does not expect these reductions to impact liquidity or the Company’s business operations. Based on the above, the Company’s revolving borrowing base available under all debt facilities at November 30, 2008 was $560.0 million, which is net of the amount the Company believes will not be funded by Lehman and borrowing base limitations as it relates to the senior secured asset-based revolving facility.

Note 9 - Share-based Compensation and Stock Plans.

The Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) to record share-based payment expense on June 1, 2006 using the modified prospective method. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services. Prior to the Merger, the Predecessor Company's Board of Directors modified certain stock options to change the exercise price to the fair market value on the date it was granted by adding a cash component paid in January 2008 for the difference from the original grant price to the amended grant price of $46.00 per share (related to predecessor options). In addition, on July 11, 2007, the Predecessor Company's Board of Directors cancelled all outstanding stock options and paid the difference between the amended grant price and $46.00 per share (the offering price) in cash in conjunction with the Merger. The total amount expensed related to Predecessor Company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in the Company’s results of operations for the period June 1, 2007 to July 11, 2007. The first payment occurred on July 17, 2007 for $103.0 million, and the second payment was made on January 11, 2008 for $9.8 million.

Share-based compensation expense recognized was $11.6 million and $18.8 million for the three and six months ended November 30, 2008, respectively. Share-based compensation expense recognized for the period June 1, 2007 to July 11, 2007 was $112.8 million. There was no share-based compensation expense recognized for the three months ended November 30, 2007, or for the period July 12, 2007 to November 30, 2007.

Note 10 - Income Taxes (Benefit).

Effective June 1, 2007, the Company adopted FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The amount of unrecognized tax benefits at November 30, 2008 was $52.4 million, $39.1 million of which would impact the Company’s effective tax rate, if recognized. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to materially change over the next twelve months.

The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for fiscal years ended May 31, 2005 and 2006. However, based upon the status of the IRS field audit, the company cannot reasonably estimate the potential changes to its unrecognized tax benefits.

The effective income tax rate increased to 39.3% for the six months ended November 30, 2008 compared to 16.3% for the period of July 12, 2007 through November 30, 2007. This year-over-year increase was primarily due to the following items incurred in fiscal 2008 that are not deductible for tax purposes: (1) $479.0 million of in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement, and (3) $51.5 million of Merger-related expenses. The effective income tax rate increased to 43.9% for the three months ended November 30, 2008 compared to 25.4% for the three months ended November 30, 2007. This increase was primarily due to the $86.2 million in process research and development expense related to the Merger being not deductible for tax purposes in the prior year and changes in the Company’s mix of profits and losses in certain international and domestic jurisdictions in the current year.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Net sales of musculoskeletal products by product category are as follows (in millions):

	Three Months Ended November 30,		Six Months Ended November 30, 2008	July 12 - November 30, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
	2008	2007
Net sales by product:
Reconstructive	$483.3	$454.1	$932.6	$662.5	$178.1
Fixation	58.0	56.8	118.3	88.2	27.1
Spinal	55.3	51.1	106.5	79.7	24.9
Other	46.2	45.2	92.4	65.4	18.7

Total	$642.8	$607.2	$1,249.8	$895.8	$248.8

	Three Months Ended November 30,		Six Months Ended November 30, 2008	July 12 - November 30, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
	2008	2007
Net sales by geographic segment:
United States	$379.5	$347.0	$747.9	$527.7	$156.2
Europe	195.4	196.5	364.8	268.3	70.8
International	67.9	63.7	137.1	99.8	21.8

Total	$642.8	$607.2	$1,249.8	$895.8	$248.8

	November 30, 2008	May 31, 2008
Long-term assets (1) by geographic segment:
United States	$7,776.2	$8,274.4
Europe	2,698.9	2,995.4
International	976.5	1,002.1

Total	$11,451.6	$12,271.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries (labeled as “Guarantors” below) has jointly, severally and unconditionally guaranteed the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee the Company’s senior secured cash flow facilities. Accordingly, this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	November 30, 2008
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$193.7	$35.6	$—	$229.3
Accounts receivable, net	—	231.0	252.5	—	483.5
Inventories	—	314.6	266.1	(70.4)	510.3
Deferred income taxes	—	93.5	3.6	—	97.1
Prepaid expenses and other	—	71.8	22.5	—	94.3

Total current assets	—	904.6	580.3	(70.4)	1,414.5
Property, plant and equipment, net	—	403.2	212.1	(3.4)	611.9
Investments	—	33.8	—	—	33.8
Investment in subsidiaries	13,032.0	—	—	(13,032.0)	—
Goodwill	—	3,322.2	1,728.1	53.1	5,103.4
Intangible assets, net	—	4,054.3	1,682.0	—	5,736.3
Other assets	—	80.0	31.4	—	111.4

Total	$13,032.0	$8,798.1	$4,233.9	$(13,052.7)	$13,011.3

Liabilities & Shareholders’ Equity
Short-term borrowings	$34.5	$—	$38.0	$—	$72.5
Accounts payable	—	36.5	33.1	—	69.6
Accrued interest	79.7	—	—	—	79.7
Accrued wages and commissions	—	48.0	16.1	—	64.1
Other accrued expenses	—	245.2	65.1	37.0	347.3

Total current liabilities	114.2	329.7	152.3	37.0	633.2
Deferred income taxes	—	1,958.2	5.8	(61.3)	1,902.7
Employee related obligations	—	—	28.5	—	28.5
Long-term debt	6,117.6	—	6.8	—	6,124.4
Other long-term liabilities	—	—	0.6	—	0.6
Shareholders’ equity	6,800.2	6,510.2	4,039.9	(13,028.4)	4,321.9

Total liabilities and shareholders’ equity	$13,032.0	$8,798.1	$4,233.9	$(13,052.7)	$13,011.3

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2008
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$101.0	$25.4	$1.2	$127.6
Accounts receivable, net	—	213.7	272.5	—	486.2
Inventories	—	296.6	320.2	(77.1)	539.7
Deferred income taxes	—	97.0	3.7	—	100.7
Prepaid expenses and other	—	65.5	30.0	—	95.5

Total current assets	—	773.8	651.8	(75.9)	1,349.7
Property, plant and equipment, net	—	407.6	233.3	—	640.9
Investments	—	41.3	—	—	41.3
Investment in subsidiaries	12,270.0	—	—	(12,270.0)	—
Goodwill	—	4,677.5	1,847.7	(1,102.4)	5,422.8
Intangible assets, net	—	4,407.0	1,801.2	—	6,208.2
Other assets	—	107.2	11.7	—	118.9

Total	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Liabilities & Shareholders’ Equity
Short-term borrowings	$37.0	$—	$38.4	$—	$75.4
Accounts payable	—	53.0	38.6	(7.9)	83.7
Accrued interest	80.9	—	—	—	80.9
Accrued wages and commissions	—	66.3	12.8	—	79.1
Other accrued expenses	—	202.3	72.6	(29.5)	245.4

Total current liabilities	117.9	321.6	162.4	(37.4)	564.5
Deferred income taxes	—	1,438.0	725.3	(50.8)	2,112.5
Employee related obligations	—	—	40.0	—	40.0
Long-term debt	6,225.7	—	—	—	6,225.7
Other long-term liabilities	—	—	2.8	—	2.8
Shareholders’ equity	5,926.4	8,654.8	3,615.2	(13,360.1)	4,836.3

Total liabilities and shareholders’ equity	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

Unaudited Condensed Consolidating Statements of Operations

	The Three Months Ended November 30, 2008
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$397.7	$245.1	$—	$642.8
Cost of sales	—	102.5	118.2	(25.8)	194.9

Gross margin	—	295.2	126.9	25.8	447.9
Operating expenses	—	273.3	94.6	—	367.9

Operating income	—	21.9	32.3	25.8	80.0
Other income (expense), net	(139.1)	(1.4)	(10.5)	0.2	(150.8)

Income (loss) before income taxes	(139.1)	20.5	21.8	26.0	(70.8)
Tax expense (benefit)	(61.2)	9.1	9.5	11.5	(31.1)
Equity in earnings of subsidiaries	23.6	—	—	(23.6)	—

Net income (loss)	$(54.3)	$11.4	$12.3	$(9.1)	$(39.7)

	The Three Months Ended November 30, 2007
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$343.2	$265.5	$(1.5)	$607.2
Cost of sales	—	156.9	104.7	(17.0)	244.6

Gross margin	—	186.3	160.8	15.5	362.6
Operating expenses	—	622.8	(9.7)	0.5	613.6

Operating income (loss)	—	(436.5)	170.5	15.0	(251.0)
Other income (expense), net	(187.6)	38.2	(4.2)	—	(153.6)

Income (loss) before income taxes	(187.6)	(398.3)	166.3	15.0	(404.6)
Tax expense (benefit)	(35.6)	(96.1)	21.5	7.6	(102.6)
Equity in earnings of subsidiaries	(157.4)	—	—	157.4	—

Net income (loss)	$(309.4)	$(302.2)	$144.8	$164.8	$(302.0)

	The Six Months Ended November 30, 2008
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$781.1	$468.7	$—	$1,249.8
Cost of sales	—	205.3	228.9	(57.8)	376.4

Gross margin	—	575.8	239.8	57.8	873.4
Operating expenses	—	539.1	197.3	—	736.4

Operating loss	—	36.7	42.5	57.8	137.0
Other expense, net	(279.5)	(4.2)	(12.3)	(4.9)	(300.9)

Income (loss) before income taxes	(279.5)	32.5	30.2	52.9	(163.9)
Tax expense (benefit)	(109.9)	12.9	11.9	20.8	(64.3)
Equity in earnings of subsidiaries	38.0	—	—	(38.0)	—

Net income (loss)	$(131.6)	$19.6	$18.3	$(5.9)	$(99.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

	The Period From July 12, 2007 to November 30, 2007 (Successor)
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$506.4	$372.9	$16.5	$895.8
Cost of sales	—	243.5	154.7	(46.8)	351.4

Gross margin	—	262.9	218.2	63.3	544.4
Operating expenses	—	1,080.2	171.5	0.8	1,252.5

Operating income (loss)	—	(817.3)	46.7	62.5	(708.1)
Other income (expense), net	(229.4)	9.5	(8.7)	—	(228.6)

Income (loss) before income taxes	(229.4)	(807.8)	38.0	62.5	(936.7)
Tax expense (benefit)	(40.6)	(127.7)	7.0	8.8	(152.5)
Equity in earnings of subsidiaries	(649.1)	—	—	649.1	—

Net income (loss)	$(837.9)	$(680.1)	$31.0	$702.8	$(784.2)

	The Period From June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	—	60.8	46.5	(5.0)	102.3

Gross margin	—	124.3	36.0	(13.8)	146.5
Operating expenses	—	179.2	49.3	0.2	228.7

Operating loss	—	(54.9)	(13.3)	(14.0)	(82.2)
Other income (expense), net	—	(0.7)	1.0	—	0.3

Income (loss) before income taxes	—	(55.6)	(12.3)	(14.0)	(81.9)
Tax expense (benefit)	—	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	(40.8)	—	—	40.8	—

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12 - Guarantor and Non-guarantor Financial Statements, Continued.

Unaudited Condensed Consolidating Statements of Cash Flows

	The Six Months Ended November 30, 2008
	Biomet, Inc.	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows provided by (used in) operating activities	$(148.5)	$147.0	$59.9	$(10.8)	$47.6
Cash flows provided by (used in) investing activities	—	(46.0)	(49.1)	—	(95.1)
Cash flows provided by (used in) financing activities	148.5	—	8.5	—	157.0
Effect of exchange rate changes on cash	—	—	(7.8)	—	(7.8)

Increase (decrease) in cash and cash equivalents	—	101.0	11.5	(10.8)	101.7
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$202.0	$38.1	$(10.8)	$229.3

	The Period From July 12, 2007 to November 30, 2007 (Successor)
	Biomet, Inc.	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows provided by (used in) operating activities	$72.7	$23.4	$(96.7)	$—	$(0.6)
Cash flows provided by (used in) investing activities	(11,638.2)	49.8	(31.1)	—	(11,619.5)
Cash flows provided by (used in) financing activities	11,565.5	—	(40.4)	—	11,525.1
Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Increase (decrease) in cash and cash equivalents	—	73.2	(166.2)	—	(93.0)
Cash and cash equivalents, beginning of period	—	124.9	52.0	—	176.9

Cash and cash equivalents, end of period	$—	$198.1	$(114.2)	$—	$83.9

	The Period From June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantor	Non- Guarantor	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.0)	$13.7	$30.3	$69.4	$59.4
Cash flows provided by (used in) investing activities	52.7	21.8	(7.8)	(55.7)	11.0
Cash flows provided by (used in) financing activities	1.3	—	—	—	1.3
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase (decrease) in cash and cash equivalents	—	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	—	95.7	9.4	—	105.1

Cash and cash equivalents, end of period	$—	$131.2	$32.0	$13.7	$176.9

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

As part of the resolution of this matter, the Company also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conducts and Ethics and certain other provisions, including reporting requirements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13 - Contingencies.

U.S. Department of Justice EBI Products Investigation

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

Other Matters

In February 2006, SDGI Holdings, Inc. and Medtronic Sofamor Danek, Inc. (collectively referred to herein as Medtronic) brought an action against EBI and the Company alleging infringement of seven patents. Specifically, Medtronic alleged that the patents were infringed by certain components of the Company’s Vuelock ® Anterior Cervical Plate System, as well as instruments and surgical implantation methods associated with the Company’s Array ® Spinal System. In Fall 2007, Medtronic included similar instruments used with EBI’s Biomet ® Omega21 ™, Polaris ™, and Synergy ™ Spinal Fixation Systems as accused products. The Company filed a counterclaim seeking a finding of non-infringement of the patents at issue and a finding that certain of the patents are invalid and unenforceable. Effective on December 8, 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which, among other things, the parties exchanged certain cross-licenses to various patents.

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

The Putnam County Circuit Court revised its case management order with respect to the remaining lawsuits on July 2, 2008 and scheduled a consolidated trial of six plaintiffs for June 1, 2009. The Company is vigorously defending these matters and intends to continue to do so. An unfavorable outcome in these matters could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

There are various other claims, lawsuits, disputes with third parties, investigations, and pending actions involving various allegations against the Company incident al to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided, except in the immediately preceding paragraph above, will not have a material adverse impact on the Company’s unaudited condensed consolidated financial statements taken as a whole.

Note 14 - Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis. The total amount of Sponsor fees was $2.8 million and $5.3 million for the three and six months ended November 30, 2008, respectively, $3.9 million for the three months ended November 30, 2007, and $5.1 million for the period July 12, 2007 through November 30, 2007. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financing or refinancing (equity or debt), acquisition, disposition, spin-off, split-off, dividend, recapitalization, initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in a Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of November 30, 2008, the remaining amount accrued and payable to Dr. Miller was $1.5 million.

Other

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

During the six months ended November 30, 2008, the Company received an additional capital contribution of $1.3 million from its parent company from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our annual report on Form 10-K for the fiscal year ended May 31, 2008, as amended. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2008, as amended, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Our net sales increased 6% to $642.8 million and 9% to $1,249.8 million for the three and six months ended November 30, 2008, respectively. Reconstructive product sales increased 6% and 11% worldwide for the three and six months ended November 30, 2008, respectively. Hip sales increased 10% worldwide, with 12% growth in the U.S. during the three months ended November 30, 2008. Knee sales increased 7% worldwide, with U.S. growth at 11%, during the three months ended November 30, 2008. Our operating income for the second quarter of fiscal year 2009 was $80.0 million compared to an operating loss of $251.0 million for the second quarter of fiscal year 2008. Our net interest expense for the second quarter of fiscal year 2009 was $139.2 million compared to $148.7 million for the second quarter of last year.

Products

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

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries.

Results of Operations

The Company’s results of operations for the six months ended November 30, 2008 are not comparative to our results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger. Both assets and liabilities were fair valued as of July 11, 2007. On July 11, 2007, 82.4% of the step-up was recorded, which included a $392.8 million in-process research and development (“IPRD”) charge, and a $66.2 million and $132.1 million fair value step up to property, plant, and equipment and inventory, respectively, and then combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up performed included an increase in the IPRD charge of $86.2 million, increase of the property plant and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender facility starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 to the unaudited condensed consolidated financial statements above for a description of those facilities. On July 12, 2007, we eliminated a one month lag that was in place during the predecessor period at certain non-domestic subsidiaries. The effect of this change is immaterial to the financial results included below.

Unfavorable conditions in the economy have had an adverse effect on our dental business for the three months ended November 30, 2008 as compared to the prior period principally due to the elective nature of dental implant procedures, which are typically not reimbursed by governmental agencies, as payment is primarily received from dental practices and laboratories. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business will remain flat or have low to mid single digit growth during the current global recessionary environment, compared to reported double digit growth in the most recent prior year.

Economic Uncertainties

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. For example, due to certain patient insurance deductibles resetting on January 1, 2009, it is possible that we could experience a potential adverse impact on sales due to patients deferring procedures because of decreased cash flow.

Historically, we believe that this slowdown due to the uncertain or recessionary environment has been minor to the orthopedic business, however, management is taking precautionary measures to be able to manage expenses more conservatively, if revenues were to decrease below those internally forecasted.

Three Months Ended November 30, 2008 as Compared to the Three Months Ended November 30, 2007

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	The Three Months Ended November 30, 2008	Percentage of Net Sales		The Three Months Ended November 30, 2007	Percentage of Net Sales

Net sales	$642.8	100%		$607.2	100%
Cost of sales	194.9	30		244.6	40

Gross margin	447.9	70		362.6	60
Selling, general and administrative expense	254.7	40		413.2	68
Research and development expense	23.4	4		21.9	4
In-process research and development	—	—		86.2	14
Amortization	89.8	14		92.3	15

Operating income (loss)	80.0	12		(251.0)	(41)
Interest expense, net	(139.2)	(21)		(148.7)	(25)
Other income (expense)	(11.6)	(2)		(4.9)	(1)

Other expense, net	(150.8)	(23)		(153.6)	(26)

Loss before income taxes	(70.8)	(11)		(404.6)	(67)
Benefit from income taxes	(31.1)	(5)		(102.6)	(17)

Net loss	$(39.7)	(6	) %	$(302.0)	(50	) %

Sales

Net sales were $642.8 million for the three months ended November 30, 2008 and $607.2 million for the three months ended November 30, 2007. Sales growth of 6% was primarily due to volume growth of 9%, partly offset by changes in foreign currency of 3%, or $20.0 million. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	The Three Months Ended November 30, 2008	Percentage of Net Sales	The Three Months Ended November 30, 2007	Percentage of Net Sales

United States	$379.5	59%	$347.0	57%
Europe	195.4	30	196.5	32
International (1)	67.9	11	63.7	11

Total	$642.8	100%	$607.2	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	The Three Months Ended November 30, 2008	Percentage of Net Sales	The Three Months Ended November 30, 2007	Percentage of Net Sales

Reconstructive	$483.3	75%	$454.1	75%
Fixation	58.0	9	56.8	9
Spinal	55.3	9	51.1	8
Other	46.2	7	45.2	8

Total	$642.8	100%	$607.2	100%

Reconstructive

Worldwide net sales of reconstructive products for the three months ended November 30, 2008 were $483.3 million, or 75% of sales, representing a 6% increase compared to sales of $454.1 million, also 75% of sales, during the three months ended November 30, 2007. Unfavorable conditions in the economy have had an effect on the dental business as compared to the prior period due to the elective nature of dental implant procedures, which are typically not reimbursed by insurance. The volume of reconstructive products, including those for knees, hips, and extremities, positively impacted sales by 10%. Also the effect of foreign currency offset the volume driven growth on a reported basis of this product category by 4%, or $17.0 million. The principal product drivers were knees, where worldwide demand remained strong for our Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System.

Hip sales continue to be strong in volume growth, primarily due to the M2a-Magnum™ Acetabular System, the traditional and Microplasty versions of the Taperloc® Stem, E-Poly™ Acetabular Liners, and the Regenerex® Ringloc®+ Modular Acetabular System Cups, in addition to European sales of the Bi-Metric and Aura® Hip Stems and the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System.

Fixation

Worldwide net sales of fixation products for the three months ended November 30, 2008 were $58.0 million, or 9% of sales, representing a 2% increase compared to sales of $56.8 million, also 9% of sales, during the three months ended November 30, 2007. Sales of fixation products reflected global growth of craniomaxillofacial fixation and internal fixation products offset by decreased sales of electrical stimulation and external fixation products. Volume of fixation products, including craniomaxillofacial and internal fixation, positively impacted sales by 4%. The effect of foreign currency offset the volume driven growth on a reported basis of this product category by 2%, or $1.0 million. The TraumaOne™ System continued to contribute to the sales growth for craniomaxillofacial fixation. The Phoenix™ Femoral IM Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components, contributed to internal fixation sales growth.

Spinal

Worldwide net sales of spinal products for the three months ended November 30, 2008 were $55.3 million, or 9% of sales, representing an 8% increase compared to sales of $51.1 million, or 8% of sales, during the three months ended November 30, 2007. Volume of spinal products, including implants and stimulation, positively impacted sales of this product category by 8%. Sales of spinal products increased primarily due to the strength in sales of the C-Thru™ Small Stature PEEK Spacer and services related to the OsteoStim® Cervical Composite Allograft Implant.

Other

Worldwide net sales of other products for the three months ended November 30, 2008 were $46.2 million, or 7% of sales, representing a 2% increase compared to sales of $45.2 million, or 8% of sales, during the three months ended November 30, 2007. Sales of other products continue to reflect strong global growth in our sports medicine division. Growth drivers during the quarter for our sports medicine division included the MaxFire™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology and the Osseofit™ Porous Tissue Matrix™ (Porous Tissue Matrix™ is a trademark of Kensey Nash Corp).

Gross Margin

Gross margin increased as a percentage of net sales to 70% for the three months ended November 30, 2008 compared to 60% for the three months ended November 30, 2007. The increase was primarily due to increased cost of sales in connection with the Merger during the three months ended November 30, 2007, including the additional inventory step-up of $28.2 million upon the purchase of the remaining 18% of the Predecessor Company on September 25, 2007, $7.4 million of consulting expenses related to operational improvement initiatives, $3.3 million of distributor fee expense associated with renegotiation of distribution agreements and additional depreciation of $3.9 million related to the step-up in property, plant and equipment. The increase was partly offset by increased depreciation on instruments in the current year. Excluding these items, gross margin percentage was comparable over the periods presented.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 40% of net sales for the three months ended November 30, 2008, compared to 68% of net sales for the three months ended November 30, 2007. Selling, general and administrative expenses were negatively impacted during the three months ended November 30, 2007 primarily due to (1) $171.6 million of transaction expenses associated with the Merger, and (2) $0.3 million of consulting expenses related to operational improvement initiatives. Selling, general and administrative expenses were negatively impacted during the three months ended November 30, 2008 principally due to (1) $11.6 million of share-based compensation expense, (2) $8.1 million of consulting expenses related to operational improvement initiatives, and (3) $13.9 million of additional legal and accounting expenses. Excluding these items, selling, general and administrative expenses as a percentage of net sales were slightly favorable over the prior period due to a concerted effort of management to control expenses, while sales continued to grow.

Research and Development

Research and development expense during the three months ended November 30, 2008 and November 30, 2007 was $23.4 million and $21.9 million, respectively, or in each case 4% of net sales. Expenses through the three months ended November 30, 2008 have primarily been related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E-Poly™ Vitamin E stabilized knee bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation), TraumaOne™(Fixation), Ballista™ Percutaneous Pedicle Screw Placement System (Spine), AccuVision™ Minimally Invasive Spinal Exposure System (Spine), PEEK- OPTIMA® (a trademark of Invibio Ltd.) version of the Solitaire™ Spine System (Spine) for Anterior Lumbar Interbody Fusions, Polaris™ Deformity System (Spine), Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal), and MicroMax™ Flex Device (Other-sports medicine).

In-Process Research & Development

Upon the completion of the Merger on September 25, 2007, we recorded the remaining 18% of IPRD charges of $86.2 million. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that had not received FDA approval or clearance and had no alternative use, excluding the value of core and developed technologies. There were no IPRD charges during the three months ended November 30, 2008.

Amortization

Amortization expense for the three months ended November 30, 2008 was $89.8 million, compared to $92.3 million for the three months ended November 30, 2007. This decrease was primarily due to the acceleration method of amortization used on the customer relationship intangibles that were established at the Merger Date resulting in increase amortization in the early years and declining over the life of the definite-lived intangibles.

Interest Expense, net

Interest expense was $139.8 million, partially offset by interest income of $0.6 million, for the three months ended November 30, 2008, compared to $155.3 million, partially offset by interest income of $6.6 million, for the three months ended November 30, 2007. For the three months ended November 30, 2008, interest expense primarily related to interest charges and financing costs related to the debt financings entered into in connection with the Merger. For the three months ended November 30, 2007, interest expense primarily related to interest charges and financing costs on the Tender Facility obtained in connection with the Merger. In September 2007, we refinanced the Tender Facility with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers, and expensed $57.2 million of Tender Facility financing fees, which were deferred on the Merger Date. Net interest expense was down compared to the prior year, primarily due to the deferred financing fees of $18.8 million being expensed upon obtaining permanent financing in September 2007. This was partly offset by a higher debt balance and interest rate in the current year compared to the prior year.

Other Income (Expense)

Other income (expense) was an expense of $11.6 million for the three months ended November 30, 2008, compared to an expense $4.9 million for the three months ended November 30, 2007. The increase in other expense for the three months ended November 30, 2008 primarily related to the write-down of investments of $2.3 million, and currency transaction losses of $8.9 million related to our foreign operations, primarily due to the weakening Euro compared to the U.S. Dollar.

Provision for Taxes

The effective income tax rate increased to 43.9% for the three months ended November 30, 2008 compared to 25.4% for the three months ended November 30, 2007. This increase was primarily due to the $86.2 million in process research and development expense related to the Merger being not deductible for tax purposes in the prior year and changes in the Company’s mix of profits and losses in certain international and domestic jurisdictions in the current year.

Six Months Ended November 30, 2008 as Compared to the Period July 12, 2007 through November 30, 2007

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	The Six Months Ended November 30, 2008	Percentage of Net Sales		The Period From July 12 - November 30, 2007 (Successor)	Percentage of Net Sales

Net sales	$1,249.8	100%		$895.8	100%
Cost of sales	376.4	30		351.4	39

Gross margin	873.4	70		544.4	61
Selling, general and administrative expense	508.2	41		600.5	67
Research and development expense	46.9	4		35.5	4
In-process research and development	—	—		479.0	54
Amortization	181.3	14		137.5	15

Operating income (loss)	137.0	11		(708.1)	(79)
Interest expense, net	(280.3)	(22)		(229.1)	(26)
Other income (expense)	(20.6)	(2)		0.5	—

Other expense, net	(300.9)	(24)		(228.6)	(26)

Loss before income taxes	(163.9)	(13)		(936.7)	(105)
Benefit from income taxes	(64.3)	(5)		(152.5)	(17)

Net loss	$(99.6)	(8	) %	$(784.2)	(88	) %

Sales

Net sales were $1,249.8 million for the six months ended November 30, 2008 and $895.8 million for the period July 12, 2007 through November 30, 2007. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	The Six Months Ended November 30, 2008	Percentage of Net Sales	The Period From July 12 - November 30, 2007 (Successor)	Percentage of Net Sales

United States	$747.9	60%	$527.7	59%
Europe	364.8	29	268.3	30
International (1)	137.1	11	99.8	11

Total	$1,249.8	100%	$895.8	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim

Product Category Summary

(in millions, except percentages)	The Six Months Ended November 30, 2008	Percentage of Net Sales	The Period From July 12 - November 30, 2007 (Successor)	Percentage of Net Sales

Reconstructive	$932.6	75%	$662.5	74%
Fixation	118.3	10	88.2	10
Spinal	106.5	8	79.7	9
Other	92.4	7	65.4	7

Total	$1,249.8	100%	$895.8	100%

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remained strong for our Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. The Vanguard M™ Partial Knee, which is the fixed-bearing version of the

Oxford® knee, and the Vanguard PFR™ Patellofemoral Replacement System, which incorporates the technology of the Vanguard™ Complete Knee System, also contributed to our six month growth in knee sales. Hip sales continue to be strong, primarily due to the E-Poly™ Acetabular Liners, conventional and Microplasty™ versions of the Taperloc® Hip System, the M2a-Magnum™ Acetabular System, and the Regenerex® Ringloc®+ Modular Acetabular System. In addition, European sales increased due to the volume growth of the Vanguard™ Complete Knee System, Oxford® Partial Knee System, Aura® Hip Stem, Taperloc® Hip System, the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System , and the T.E.S.S. Shoulder System.

Fixation

Increased sales of fixation products reflected by global growth of the craniomaxillofacial fixation and internal fixation product categories partially offset by decreased sales of electrical stimulation and external fixation products. The TraumaOne™ System contributed to the sales growth for craniomaxillofacial fixation. The Phoenix™ Femoral IM Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components, and the Phoenix™ Tibial Nailing System contributed to internal fixation sales growth.

Spinal

Sales of spinal products increased primarily due to sales of spacer products, led by the C-Thru™ Small Stature PEEK Spacer and Services related to the OsteoStim® Cervical Composite Allograft Implant.

Other

Sales of other products continue to reflect strong global growth in our sports medicine division. Growth drivers for our sports medicine division included the MaxFire™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the Osseofit™ Porous Tissue Matrix™ (Porous Tissue Matrix™ is a trademark of Kensey Nash Corp).

Gross Margin

Gross margin increased as a percentage of net sales to 70% for the six months ended November 30, 2008 compared to 61% for the period July 12, 2007 through November 30, 2007. Gross margin for the period July 12, 2007 through November 30, 2007 was negatively impacted by increased cost of sales in connection with the Merger, including charges for the inventory step-up of $92.3 million and additional depreciation of $5.6 million related to the step-up in property, plant and equipment. Other amounts impacting gross margin were increased consulting expenses related to operational improvement initiatives of $3.3 million for the period July 12, 2007 through November 30, 2007. Excluding these items, gross margin percentage was comparable over the periods presented.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 41% of net sales for the six months ended November 30, 2008, compared to 67% of net sales for the period July 12, 2007 through November 30, 2007. Selling, general and administrative expenses were negatively impacted during the period July 12, 2007 through November 30, 2007 primarily due to (1) the $26.9 million settlement payment to the Department of Justice described in Note 13—Contingencies to the unaudited condensed consolidated financial statements, (2) $27.3 million of distributor fee expense associated with renegotiation of distribution agreements, and (3) $171.6 million of transaction expenses associated with the Merger. Excluding these items, selling, general and administrative expenses as a percentage of net sales were comparable over the periods presented.

Research and Development

Research and development expenses during the six months ended November 30, 2008 were $46.9 million or 4% of net sales, compared to $35.5 million or 4% of net sales during the period July 12, 2007 through November 30, 2007. Expenses decreased as a percentage of net sales by 20 basis points primarily due to terms related to our Deferred Prosecution Agreement affecting our spending prior to the settlement date, which inflated our spending on research and development subsequent to the settlement and payment of the agreed upon amount. Expenses through the six months ended November 30, 2008 have primarily been related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E-Poly™ Vitamin E stabilized knee bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation), Ballista™ Percutaneous Pedicle Screw Placement System (Spine), AccuVision™ Minimally Invasive Spinal Exposure System (Spine), PEEK- OPTIMA® (a trademark of Invibio Ltd.) version of the Solitaire™ Spine System (Spine), and Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal).

In-Process Research & Development

We recorded IPRD charges of $479.0 million during the period July 12, 2007 through November 30, 2007 related to the Merger. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that had not received FDA approval or clearance and had no alternative use, excluding the value of core and developed technologies. There were no IPRD charges during the six months ended November 30, 2008.

Amortization

Amortization expense for the six months ended November 30, 2008 was $181.3 million, compared to $137.5 million during the period July 12, 2007 through November 30, 2007. This increase is due to only 82% of the established intangibles being recorded from the Merger Date of July 12, 2007 to the closing date of September 25, 2007 resulting in reduced amortization expense and having 41 less calendar days in the period. On the closing date, an additional 18% step-up of the intangibles was recorded, resulting in higher amortization subsequent to that date.

Interest Expense, net

Interest expense was $281.7 million, partially offset by interest income of $1.4 million, for the six months ended November 30, 2008, compared to $235.8 million, partially offset by interest income of $6.7 million, during the period July 12, 2007 through November 30, 2007. For the six months ended November 30, 2008, interest expense primarily related to interest charges and financing costs related to the debt financings obtained in connection with the Merger. For the period July 12, 2007 through November 30, 2007, interest expense primarily related to interest charges and financing costs on the Tender Facility obtained in connection with the Offer through September 25, 2007, when the Tender Facility was replaced with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers. In addition, interest expense was impacted during the period July 12, 2007 through November 30, 2007 for deferred financing costs of $57.2 million related to the Tender Facility being written off.

Other Income (Expense)

Other income (expense) was an expense of $20.6 million for the six months ended November 30, 2008, compared to income of $0.5 million during the period July 12, 2007 through November 30, 2007. Other income (expense) primarily related to write-downs of investments of $5.2 million, and currency transaction losses related to our foreign operations of $10.4 million, primarily due to the weakening Euro compared to the U.S. Dollar.

Provision for Taxes

The effective income tax rate increased to 39.3% for the six months ended November 30, 2008 compared to 16.3% for the period July 12, 2007 through November 30, 2007. This increase was primarily due to the following items incurred in fiscal 2008 that are not deductible for tax purposes: (1) $479.0 million in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement, and (3) $51.5 million of merger-related expenses.

For the Period June 1, 2007 through July 11, 2007

Unaudited Condensed Consolidated Statements of Operations

Sales

Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	The Period From June 1 - July 11, 2007 (Predecessor)	Percentage of Net Sales

United States	$156.2	63%
Europe	70.8	28
International (1)	21.8	9

Total	$248.8	100%

(1)	International primarily includes Canada, South America, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	The Period From June 1 - July 11, 2007 (Predecessor)	Percentage of Net Sales

Reconstructive	$178.1	71%
Fixation	27.1	11
Spinal	24.9	10
Other	18.7	8

Total	$248.8	100%

Reconstructive

Our worldwide sales of reconstructive products continue to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remains strong for our Oxford® Partial Knee System, as well as the Vanguard™ Complete Knee System. Hip sales continue to be strong, primarily due to worldwide sales of the M2a-Magnum™ Acetabular System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices have been strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

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

Other

Sales of other products include product lines that are sold by the BTBS division and did not meet management expectations during the period June 1, 2007 through July 11, 2007. This poor performance was partly offset by the sales performance of sports medicine products.

Gross Margin

Gross margin was 59% of net sales during the period June 1, 2007 through July 11, 2007, which was negatively impacted by increased cost of sales in connection with the Merger, including $28.0 million of costs in June 2007 to settle in-the-money stock options to employees, as required by the Merger Agreement.

Selling, General and Administrative Expense

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

Provision for Taxes

The effective income tax rate was 33.3% for the period June 1, 2007 through July 11, 2007. The rate is lower than the U.S. statutory rates due to the tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Liquidity and Capital Resources

Cash Flows—The following is a summary of the cash flows by activity for the six months ended November 30, 2008, for the time period July 12, 2007 to November 30, 2007 and for the time period June 1, 2007 to July 11, 2007 (in millions):

Summary of Cash Flows

	November 30, 2008	July 12 - November 30, 2007 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net cash from (used in):
Operating activities	$47.6	$(0.6)	$59.4
Investing activities	(95.1)	(11,619.5)	11.0
Financing activities	157.0	11,525.1	1.3
Effect of exchange rate changes on cash	(7.8)	2.0	0.1

Change in cash and cash equivalents	$101.7	$(93.0)	$71.8

Six Months Ended November 30, 2008 Compared to July 12, 2007 through November 30, 2007

Operating Cash Flows

Cash flows provided by operating activities were $47.6 million for the six months ended November 30, 2008 compared to cash used in operating activities of $0.6 million for the period July 12, 2007 through November 30, 2007. Cash generated by operating activities continues to be a source of funds for investing in our growth. Net cash provided by operating activities for the six months ended November 30, 2008 included a net loss of $99.6 million, offset by non-cash amounts of $219.5 million and a use of cash due to working capital needs of $72.3 million, primarily due to increases in accounts receivable and inventory driven by sales growth. Net cash used in operating activities for the period July 12, 2007 through November 30, 2007 primarily related to the following:

•	a net loss of $(784.2) million, partially offset by non-cash amounts of $522.6 million (primarily IPRD, depreciation and amortization as a result of the Merger),

•	a decrease in inventory of $20.5 million,

•	an increase in accrued interest of $106.3 million related to the debt financings entered into in connection with the Merger, and

•	a $87.1 million increase related to deferred financing costs,

•	partially offset by increase in accounts receivable of $29.7 million driven by sales growth.

Investing Cash Flows

Cash flows used in investing activities were $95.1 million for the six months ended November 30, 2008 and $11,619.5 million for the period July 12, 2007 through November 30, 2007. Cash flows used in investing activities for the six months ended November 30, 2008 primarily related to capital expenditures of $92.9 million and for the period July 12, 2007 through November 30, 2007 primarily related to $11,638.2 million in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements, and capital expenditures of $76.7 million, partially offset by net proceeds from the sale and purchase of investments of $95.8 million.

Financing Cash Flows

Cash flows provided by financing activities were $157.0 million for the six months ended November 30, 2008, and $11,525.1 million for the period July 12, 2007 through November 30, 2007. Cash flows used in financing activities for the six months ended November 30, 2008 primarily related to proceeds under the revolving credit facilities of $173.9 million, partially offset by payments under the senior secured credit facility of $18.2 million. Cash flows used in financing activities for the period July 12, 2007 through November 30, 2007 primarily related to capital contributions of $5,401.9 million and proceeds from long-term debt of $6,250.7 million in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements.

June 1, 2007 through July 11, 2007

Net cash from operating activities was $59.4 million for the period June 1, 2007 through July 11, 2007, impacted by payments of $18.0 million to distributors associated with renegotiation of distribution agreements. Net cash provided by investing was $11.0 million, primarily due to $42.8 million of proceeds from investing activities, which was partly offset by capital expenditures of $22.0 million for planned improvements to property, plant and equipment.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of November 30, 2008. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all subsequent to the Merger, all of which are classified as long-term. There were borrowings under our asset-based revolving facility of $165.4 million as of November 30, 2008. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. Certain debt agreements which survived the Merger (European facilities) and as of November 30, 2008, the amount of principal payments due within the next twelve-month period related to those specific facilities is $38.0 million. Subsequent to November 30, 2008, we entered into an additional swap contract to hedge the variable interest rate exposure of its U.S. Dollar term loan. The notional amount of the contract is $325.0 million and the maturity date is December 25, 2013.

During the quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $41.5 million credit commitment across our domestic revolving borrowing base, filed for bankruptcy. During the quarter, we submitted borrowing requests for $175.0 million from our senior secured asset-based revolving facility; however, $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of our subsidiaries has a bilateral revolving credit facility with Fortis bank. We were informed during the second quarter ended November 30, 2008 by the bank that due to our subsidiary’s limited usage of the facility, the size of the commitments was being reduced from €100.0 million to €50.0 million. Subsequent to the end of our fiscal quarter, the reorganized Fortis Bank initiated conversations to increase the facility to the original commitment of €100.0 million. We do not expect these reductions to impact liquidity or our business operations. Based on the above, our revolving borrowing base available under all debt facilities at November 30, 2008 was $560.0 million, which is net of the amount we believe will not be funded by Lehman and borrowing base limitations as it relates to the senior secured asset-based revolving facility.

(in millions)	Total	2009 and 2010	2011 and 2012	2013 and 2014	2015 and Thereafter

Contractual obligations *
Projected future benefit payments	$28.5	$11.1	$17.4	$—	$—
Long-term debt (including current maturities)	6,196.9	106.9	69.0	69.0	5,952.0
Interest payments	4,046.8	1,019.6	958.7	901.8	1,166.7
Material purchase commitments	15.3	11.1	4.2	—	—
Outsourcing contract obligation	30.8	10.2	13.6	7.0	—

Total contractual obligations	$10,318.3	$1,158.9	$1,062.9	$977.8	$7,118.7

*	The total amounts of capital lease obligations and operating lease obligations are not significant.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at November 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $52.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial, economic, and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no other changes in the six month period ended November 30, 2008 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended.

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

Changes in internal control over financial reporting

During the six month period ended November 30, 2008, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting, except for management’s remediation plan as described within “Management’s Report on Internal Control over Financial Reporting” in Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, which will likely have an impact on Biomet’s internal controls over financial reporting as we continue with the remediation plan; however, there was no material impact as of November 30, 2008.

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

As of November 30, 2008, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, other than the risk factor mentioned below. The risk factors disclosed in the Company’s Annual Report on Form 10-K, as amended, could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially operating adversely affect our business, financial condition or results.

The conditions of the U.S. and international capital markets may adversely affect the Company’s ability to draw on its current revolving credit facilities as well as the value of certain of the Company’s investments.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

The current economic uncertainties may adversely affect the Company’s results of operations.

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. For example, due to certain patient insurance deductibles restarting on January 1, 2009, it is possible that we could experience a potential adverse impact on sales due to patients deferring procedures because of decreased cash flow.

Historically, we believe that this slowdown due to the uncertain or recessionary environment has been minor to the orthopedic business, however, management is taking precautionary measures to be able to manage expenses more appropriately, if revenues were to decrease below those internally forecasted.

Item 5.	Other Information.

On December 31, 2008, we entered into amendments to certain employment agreements and change-in-control agreements with our named executive officers to make certain conforming changes required under Internal Revenue Code Section 409A and the regulations promulgated thereunder. We had previously amended and restated the Biomet, Inc. Deferred Compensation Plan to make similar conforming changes. Copies of the amended and restated plans and other amendments are filed as Exhibits to this Form 10-Q.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2009.

BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1*	Biomet, Inc. Deferred Compensation Plan (Pre-409A Grandfathered Plan)

10.2*	Biomet, Inc. Deferred Compensation Plan (Post-409A Plan)

10.3*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jeffrey R. Binder.

10.4*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin.

10.5*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Glen A. Kashuba.

10.6*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Steven F. Schiess.

10.7*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Roger P. Van Broeck.

10.8*	Change in Control Agreement, dated as of September 20, 2006, by and between Biomet, Inc. and Steven F. Schiess.

10.9*	First Amendment to Change in Control Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Steven F. Schiess.

10.10*	Change in Control Agreement, dated as of September 20, 2006, by and between Biomet, Inc. and Roger P. Van Broeck.

10.11*	First Amendment to Change in Control Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Roger P. Van Broeck.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.