Form 10-Q/A
period 2008-08-31
BIOMET INC
filed 2009-03-20
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-15601.

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State or other jurisdiction of incorporation or organization) )	(IRS Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

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

As of August 31, 2008, there was no established public trading market for any of the common stock of the registrant. As of August 31, 2008, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

EXPLANATORY NOTE

Biomet, Inc. (“Biomet” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1 on Form 10-Q/A”) to the Company’s Form 10-Q for the quarterly period ended August 31, 2008, which was originally filed on October 15, 2008 (the “Original Filing”), to:

•

amend the disclosure in Part I, Item 4(T) (Controls and Procedures) of the Original Filing to amend and restate such disclosure to include the conclusions of the our principal executive and principal financial officer regarding the effectiveness of Biomet’s disclosure controls and procedures as of the period covered by the Original Filing, based on the evaluation of these controls and procedures under Rule 13a-15/15(d)-15.

In addition, this amendment includes the following exhibits:

•	Exhibit 31.1—Certification of President and Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

•	Exhibit 31.2—Certification of Senior Vice President and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)

Exhibits 31.1 and 31.2 hereto have been provided with respect to and in light of the disclosure being amended. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Item 4T.	Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2008. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that, as a result of the material weakness in Biomet’s internal control over financial reporting discussed below, Biomet’s disclosure controls and procedures were not effective as of August 31, 2008.

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

Management, along with Biomet’s Board of Directors, has implemented remedial measures to address the material weakness discussed below. Biomet’s management has concluded that the consolidated financial statements referred above present fairly, in all material respects, Biomet’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in internal control over financial reporting

During the three month period ended August 31, 2008, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting, except for management’s remediation plan as described within “Management’s Report on Internal Control over Financial Reporting” in Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, which will likely have an impact on Biomet’s internal controls over financial reporting as we continue with the remediation plan; however, there was no material impact as of August 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2009.

BIOMET, INC.

By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.