Form 10-Q/A
period 2008-11-30
BIOMET INC
filed 2009-03-20
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-15601.

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

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

As of November 30, 2008, there was no established public trading market for any of the common stock of the registrant. As of November 30, 2008, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

EXPLANATORY NOTE

Biomet, Inc. (“Biomet” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1 on Form 10-Q/A”) to the Company’s Form 10-Q for the quarterly period ended November 30, 2008, which was originally filed on January 14, 2009 (the “Original Filing”), to:

•

amend the disclosure in Part I, Item 4T. (Controls and Procedures) of the Original Filing to amend and restate such disclosure to include the conclusions of Biomet’s principal executive and principal financial officer, regarding the effectiveness of Biomet’s disclosure controls and procedures as of the period covered by the Original Filing, based on the evaluation of these controls and procedures under Rule 13a-15/15(d)-15.

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

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2008. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that, as a result of the material weakness in Biomet’s internal control over financial reporting discussed below, Biomet’s disclosure controls and procedures were not effective as of November 30, 2008.

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