Form 10-Q
period 2009-02-28
BIOMET INC
filed 2009-04-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 001-15601

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

As of February 28, 2009, there was no established public trading market for any of the common stock of the registrant. As of February 28, 2009, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

			Page
Part I.	Financial Information
	Item 1.	Financial Statements:
		Condensed Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008	1
		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended February 28, 2009, Three Months Ended February 29, 2008, for the Period July 12, 2007 to February 29, 2008, and for the Period June 1, 2007 to July 11, 2007	2
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2009, for the Period July 12, 2007 to February 29, 2008, and for the Period June 1, 2007 to July 11, 2007	3
		Notes to Condensed Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4T.	Controls and Procedures	32

Part II.	Other Information
	Item 1.	Legal Proceedings	34
	Item 1A.	Risk Factors	34
	Item 6.	Exhibits	34

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339.3	$127.6
Accounts receivable, net	490.1	486.2
Income tax receivable	19.5	48.8
Inventories	511.8	539.7
Deferred income taxes	98.4	100.7
Prepaid expenses and other	41.6	46.7

Total current assets	1,500.7	1,349.7
Property, plant and equipment, net	601.4	640.9
Investments	29.6	41.3
Intangible assets, net	5,590.9	6,208.2
Goodwill	4,689.5	5,422.8
Other assets	105.3	118.9

Total assets	$12,517.4	$13,781.8

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$86.9	$75.4
Accounts payable	70.2	83.7
Accrued interest	139.8	80.9
Accrued wages and commissions	55.1	79.1
Other accrued expenses	187.3	245.4

Total current liabilities	539.3	564.5
Long-term liabilities:
Long-term debt	6,115.1	6,225.4
Deferred income taxes	1,801.9	2,112.5
Other long-term liabilities	238.6	43.1

Total liabilities	8,694.9	8,945.5
Shareholders’ equity:
Additional paid-in capital	28.8	25.8
Contributed capital	5,548.2	5,521.9
Accumulated deficit	(1,542.5)	(964.2)
Accumulated other comprehensive income (loss)	(212.0)	252.8

Total shareholders’ equity	3,822.5	4,836.3

Total liabilities and shareholders’ equity	$12,517.4	$13,781.8

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

(in millions)

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended February 28, 2009	(Unaudited) July 12, 2007 - February 29, 2008 (Successor)
	February 28, 2009	February 29, 2008			June 1 - July 11, 2007 (Predecessor)
Net sales	$615.0	$603.1	$1,864.8	$1,498.9	$248.8
Cost of sales	186.1	262.1	562.5	613.5	102.3

Gross margin	428.9	341.0	1,302.3	885.4	146.5

Selling, general and administrative expense	244.0	233.3	752.2	833.8	194.2
Research and development expense	20.0	23.6	66.9	58.6	34.0
In-process research and development	—	—	—	479.0	—
Amortization	94.5	89.1	275.8	227.1	0.5
Goodwill & intangible assets impairment charge	448.5	—	448.5	—	—

Operating loss	(378.1)	(5.0)	(241.1)	(713.1)	(82.2)

Interest expense, net	132.3	142.9	412.6	371.7	0.3
Other (income) expense	9.7	1.3	30.3	1.1	(0.6)

Other (income) expense, net	142.0	144.2	442.9	372.8	(0.3)

Loss before income taxes	(520.1)	(149.2)	(684.0)	(1,085.9)	(81.9)

Benefit from income taxes	(41.4)	(60.7)	(105.7)	(213.2)	(27.3)

Net loss	$(478.7)	$(88.5)	$(578.3)	$(872.7)	$(54.6)

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited) Nine Months Ended February 28, 2009	(Unaudited) July 12, 2007 - February 29, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)
Cash flows provided by operating activities:
Net loss	$(578.3)	$(872.7)	$(54.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	396.2	315.3	9.3
Amortization of deferred financing costs	8.5	7.4	—
In-process research and development charge	—	479.0	—
Stock based compensation expense	26.3	11.5	—
Inventory step-up related to merger	—	160.3	—
Allowance for doubtful accounts receivable	(7.4)	—	—
Loss (gain) and impairment on investments	13.6	—	(7.0)
Goodwill and intangible asset impairment charge	448.5	—	—
Provision for inventory obsolescence	0.9	—	—
Deferred income taxes	(146.0)	(146.0)	76.7
Excess tax benefit from exercise of stock options	—	—	(3.9)
Other	3.9	(0.3)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(44.6)	(8.3)	5.8
Inventories	(22.7)	(53.0)	(12.0)
Prepaid expenses	1.1	41.9	—
Accounts payable	(6.9)	(11.8)	(1.6)
Accrued (refundable) income taxes	52.4	3.7	—
Accrued interest	59.3	171.0	—
Share-based compensation accrual related to merger	—	—	112.8
Other	(8.4)	(14.5)	(66.1)

Net cash provided by operating activities	196.4	83.5	59.4
Cash flows provided by (used in) investing activities:
Net proceeds from investments	—	80.1	42.8
Capital expenditures	(127.4)	(129.4)	(22.0)
Acquisitions, net of cash acquired	(9.5)	(0.4)	(9.8)
Acquisition of Biomet, Inc.	—	(11,658.4)	—

Net cash provided by (used in) investing activities	(136.9)	(11,708.1)	11.0
Cash flows provided by financing activities:
Debt:
Net proceeds under amended revolving credit agreement	22.1	9.5	0.2
Proceeds (payments) under senior secured credit facility	(26.9)	(69.0)	—
Proceeds under asset based revolver	165.4	—	—
Proceeds from long-term debt related to merger	—	6,270.9	—
Proceeds from premium on bonds payable	—	6.0	—
Payment of deferred financing costs	—	(87.1)	—
Equity:
Capital contributions	3.7	5,401.9	—
Repurchase of common shares	(0.7)	—	(2.8)
Excess tax benefit from exercise of stock options	—	—	3.9
Gain on interest rate swap contracts	—	0.1	—

Net cash provided by financing activities	163.6	11,532.3	1.3
Effect of exchange rate changes on cash	(11.4)	11.9	0.1

Increase (decrease) in cash and cash equivalents	211.7	(80.4)	71.8
Cash and cash equivalents, beginning of period	127.6	176.9	105.1

Cash and cash equivalents, end of period	$339.3	$96.5	$176.9

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$343.7	$78.0	$—

Income taxes	$(0.7)	$29.4	$—

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Merger.

On December 18, 2006, Biomet, Inc. (“Biomet” or the “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet’s outstanding common shares, without par value. The Offer expired on July 11, 2007, with approximately 82% of the outstanding shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger and LVB acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the merger (the “Merger” and, together with the “Offer”, the “Transactions”). LVB is controlled by a consortium of private equity funds: Blackstone Capital Partners V L.P., GS Capital Partners VI Fund, L.P., KKR 2006 Fund L.P. and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities. The unaudited condensed consolidated financial statements should be read in conjunction with Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended.

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

The Company has allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007 based on the excess earnings method. On July 12, 2007, 82.4% of the step-up was recorded and combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up included an increase in the in-process research and development (“IPRD”) charge of $86.2 million, increase of the property plant and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender Facility (as defined in Note 8 below) starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 – Debt below for a description of those facilities. See summary below of the allocation of the total purchase price:

(in millions)
Cash	$57.0
Short-term investments	126.0
Accounts receivable	494.0
Inventories	714.3
Deferred tax assets	60.6
Prepaids and other assets	134.4
Property, plant and equipment	608.0
In-process research and development	479.0
Intangible assets	6,304.5
Goodwill	5,303.0
Deferred tax liabilities	(2,184.9)
Other liabilities	(463.0)

Purchase Price	$11,632.9

The purchase price allocation was based on information then available to the Company, and expectations, assumptions, and valuation methodologies deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology-based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Goodwill recorded as a result of the Merger is not deductible for income tax purposes.

Note 2—Summary of Significant Accounting Policies and Nature of Operations.

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

Basis of Presentation – The unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s results of operations for the nine months ended February 28, 2009 are not comparative to the Company’s results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger Date of July 11, 2007. The purchase price allocation included an IPRD charge of $479.0 million, and step-ups in fair value of inventory of $160.3 million and $80.4 million for fixed assets. The amounts were fully recorded as of the Closing Date of the Merger. Operating results for the period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended May 31, 2008, as amended.

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

Note 2—Summary of Significant Accounting Policies and Nature of Operations (continued).

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

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million principal amount term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of February 28, 2009, the Company’s net investment in European subsidiaries totaled €1,484.0 million ($1,884.0 million) and the outstanding principal balance was €864.1 million ($1,097.0 million). The difference of €619.9 million ($787.0 million) remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any ineffectiveness is recorded in the statement of operations.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations (continued).

Interest Rate Instruments – The Company has entered into interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. See the table below for existing contracts (U.S. Dollars and Euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at February 28, 2009 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$(1.7)
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(4.2)
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(2.7)
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(5.9)
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(2.7)
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(21.7)
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(3.1)
2 year	USD	$195.0	September 25, 2007	September 25, 2009	(4.2)
2 year	USD	150.0	March 25, 2008	March 25, 2010	(1.5)
3 year	USD	195.0	September 25, 2007	September 25, 2010	(10.3)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(2.2)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(16.2)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(3.8)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(60.4)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(6.4)
5 year	USD	325.0	December 26, 2008	December 25, 2013	3.7
5 year	USD	195.0	September 25, 2009	September 25, 2014	—
FAS 157 Credit Valuation Adjustment (based on net of all swaps above)					9.5

Total					$(133.8)

The interest rate swaps were a net liability of $133.8 million at February 28, 2009 and are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in other comprehensive income and are reclassified into operations in the same period in which the hedged transaction affects earnings. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness recognized in operations was not material for any period presented.

On December 1, 2008, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. Below is the applicable disclosure associated with adoption:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (in millions)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified) from Accumulated OCI into Income (Effective Portion) (in millions)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (in millions)
	Period Ended February 28, 2009	Period Ended February 29, 2008				Period Ended February 28, 2009	Period Ended February 29, 2008

Interest rate swaps	$(66.5)	$—	Interest expense	—	Other income/(expense)	—	—

As of February 28, 2009, the effective interest rate, including the applicable lending margin, on 90.2% ($2,085.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 7.02% through the use of interest rate swaps. The effective interest rate on 67.7% (€585.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans had effective interest rates of 4.46% and 5.96%, respectively. As noted in Note 8 to the unaudited condensed consolidated financial statements, the remaining debt instruments have a fixed interest rate. As of February 28, 2009, the Company’s weighted average interest rate was 8.27%.

Comprehensive Income – Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of February 28, 2009, foreign investments were all permanent in nature.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations (continued).

Other comprehensive income (loss) and the related components as included in other total comprehensive income (loss) are included in the table below:

	Three Months Ended		Nine Months Ended February 28, 2009	July 12, 2007 - February 29, 2008 (Successor)	June 1, - July 11, 2007 (Predecessor)
(in millions)	February 28, 2009	February 29, 2008

Net loss	$(478.7)	$(88.5)	$(578.3)	$(872.7)	$(54.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28.8)	(138.9)	(402.2)	(94.7)	(6.6)
Unrealized loss on interest rate swaps	(4.3)	—	(66.5)	—	—
Unrealized gain (loss) on available-for-sale securities	3.2	—	3.9	0.2	—

Total other comprehensive income (loss), net of tax	(29.9)	(138.9)	(464.8)	(94.5)	(6.6)

Total other comprehensive loss	$(508.6)	$(227.4)	$(1,043.1)	$(967.2)	$(61.2)

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

Other Loss Contingencies – In accordance with SFAS No. 5, Accounting for Contingencies, the Company accrues anticipated costs of settlement, damages, loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

Revenue Recognition – The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payer so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payers and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. The Company will invoice at our list price and establish the contractual allowance to estimate what the non-contracted payer will settle the claim for based on the information available as noted above. At certain locations revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

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

Goodwill and Other Intangible Assets – The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 during the fourth quarter of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step under SFAS 142 requires a comparison of the carrying value of the reporting units, of which we have identified 8 in total, as defined, to the fair value of these units. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill and indefinite lived intangible asset impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value, are allocated to the individual reporting units. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill and indefinite lived intangible asset impairment test to measure the amount of impairment loss, if any.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations (continued).

The second step of the goodwill and indefinite lived intangible asset impairment test compares the implied fair value of a reporting unit’s goodwill and indefinite lived intangible assets to its carrying value. If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that the amount as an estimate. The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.

Annually or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

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

Change in Accounting Principle – As of the Merger Date, the Company eliminated the one-month lag in reporting for certain subsidiaries in non-domestic locations. The elimination of the one-month lag is considered a change in accounting principle adopted in conjunction with the Merger and was applied prospectively. The effect of the elimination is not considered material to the condensed consolidated financial statements as of May 31, 2008, and for the period July 12, 2007 through February 29, 2008.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect the adoption of FAS 141R will have on its consolidated financial statements.

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

SFAS 161 – In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS 161 during the current interim period ended February 28, 2009. See related disclosure above within Note 2.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations (continued).

Emerging Issues Task Force (EITF) Issue No. 07-3 – In June 2007, the FASB Emerging Issues Task Force issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company adopted EITF 07-3 and the impact was immaterial to its consolidated financial statements.

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

Note 3—Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	February 28, 2009	May 31, 2008
Raw materials	$87.2	$89.6
Work-in-process	53.4	57.9
Finished goods	141.4	155.9
Consigned distributor	229.8	236.3

Inventories	$511.8	$539.7

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

(in millions)	February 28, 2009	May 31, 2008
Land and land improvements	$45.2	$49.3
Buildings and leasehold improvements	119.7	125.5
Machinery and equipment	230.3	246.6
Instruments	307.3	323.9
Construction in progress	30.5	13.5

Total property, plant and equipment	733.0	758.8
Accumulated depreciation	(131.6)	(117.9)

Total property, plant and equipment, net	$601.4	$640.9

Note 5—Investments.

At February 28, 2009, the Company’s investment securities were classified as follows:

(in millions)	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$30.1	$—	$(4.0)	$26.1
Equity securities	0.7	—	—	0.7
Mortgage-backed securities	0.7	—	(0.1)	0.6

Total available-for-sale	31.5	—	(4.1)	27.4
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$33.7	$—	$(4.1)	$29.6

At May 31, 2008, the Company’s investment securities were classified as follows:

(in millions)	Amortized	Unrealized		Fair Value
		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$—	$(3.8)	$32.5
Equity securities	0.7	0.1	—	0.8
Mortgage-backed securities	5.9	—	(0.1)	5.8

Total available-for-sale	42.9	0.1	(3.9)	39.1
Held-to-maturity:
Debt securities	1.5	—	—	1.5

Total held-to-maturity	1.5	—	—	1.5
Certificates of deposit	0.7	—	—	0.7

Total	$45.1	$0.1	$(3.9)	$41.3

The net proceeds from sales of available-for-sale securities were $1.8 million, $87.4 million and $42.8 million for the three months ended February 29, 2008, for the period July 12, 2007 through February 29, 2008, and for the period June 1, 2007 through July 11, 2007, respectively. There were no sales or purchases of available-for-sale securities for the three and nine months ended February 28, 2009. There were no sales of held-to-maturity securities for any period presented. The cost of marketable securities sold is determined by the specific identification method. For the period June 1, 2007 through July 11, 2007, net realized gains on sales of available-for-sale securities were $0.1 million. There were no net realized gains and (losses) on sales for available-for-sale securities for the three and nine months ended February 28, 2009, for the three months ended February 29, 2008, or for the period July 12, 2007 through February 29, 2008.

As of February 28, 2009, the Company held auction-rate securities of $24.6 million. They are AAA rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of February 28, 2009 because of the inability to predict when the market will stabilize. A significant portion of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at February 28, 2009. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. The Company has concluded that due to the continued illiquidity of the auction-rate market, the impairment is now other-than-temporary. As a result, a $9.4 million loss has been recorded in other (income) expense, which consists of $3.2 million and $2.2 million of unrealized losses previously recorded in other comprehensive income as of May 31, 2008 and November 30, 2008, respectively, and $4.0 million that occurred during the fiscal quarter ended February 28, 2009.

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

Note 6—Fair Value Measurements.

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

Note 6—Fair Value Measurements (continued).

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis.

(in millions)	Fair Value at February 28, 2009	Fair Value Measurements Using Inputs Considered as

		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.0	$—	$3.0	$—
Auction-rate securities	24.6	—	—	24.6
Mortgage-backed securities	0.6	—	0.6	—
Certificates of deposit	0.7	0.7	—	—
Other equity securities	0.7	0.2	—	0.5

Total assets	$29.6	$0.9	$3.6	$25.1

Liabilities:
Interest rate swaps	$133.8	—	$133.8	—

Total liabilities	$133.8	$—	$133.8	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At February 28, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at February 28, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(in millions)
Balance at May 31, 2008	$31.3
Total losses included in earnings	(6.2)
Total unrealized losses included in other comprehensive income	—
Purchases, issuances, and settlements	—
Net transfers in (out) of Level 3	—

Balance at February 28, 2009	$25.1

Realized gains or losses included in earnings are included in other (income) expense, net in the consolidated statement of operations.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended February 28, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 7—Goodwill and Other Intangible Assets.

During the fiscal third quarter of 2009, the Company recorded an estimated $448.5 million goodwill and definite and indefinite-lived intangible asset impairment charge (impairment charge) associated with the dental reconstructive business unit. The amount of the charge is subject to finalization during the fourth quarter of 2009. The decline in sales volume during the third quarter created an indication of potential impairment of its long-lived assets; therefore, the Company performed an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to its original assumptions at the time of the Merger.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Goodwill and Other Intangible Assets (continued).

The Company used the income approach to determine the fair value of the dental reconstructive reporting unit and related intangible assets and the amount of the impairment charge. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and definite and indefinite-lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the dental reconstructive reporting unit, the Company used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach, for both goodwill and intangibles that requires judgment in determining a risk-adjusted discount rate; at the reporting unit level, the Company based this determination on estimates of weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective. At the time of the Merger, the Company expected average net sales growth rates in the mid-teens. Due to changes in end market demand, driven by a large portion of the dental reconstructive business being based on discretionary spending, the Company now expects net sales growth rates to be flat through the next fiscal year, with growth rates in the mid-to-high single digits the following year. The growth rates after 2018 were extrapolated using a 3.0 percent growth rate, which is lower than the long-term average growth rate for the industry.

To calculate the amount of the impairment charge, the Company allocated the fair value of the dental reconstructive reporting unit to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill at February 28, 2009. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company’s dental reconstructive reporting unit’s assets and liabilities as if the dental reconstructive reporting unit had been acquired in a business combination. The Company believes the determined fair values and the resulting goodwill and definite and indefinite-lived intangible asset impairment charge are based on assumptions and represent the best estimate of these amounts at February 28, 2009. However, as noted above the impairment charge taken in the quarter is an estimate and will be finalized in the fiscal fourth quarter. The impairment calculation is still preliminary as the Company is still finalizing our step two analysis.

The balance of goodwill as of February 28, 2009 and May 31, 2008 was $4,689.5 million and $5,422.8 million, respectively. The change in goodwill from May 31, 2008 to February 28, 2009 was a result of an impairment charge of $397.2 million related to the dental reconstructive reporting unit noted above, and the foreign currency fluctuations, primarily the weakening of the Euro against the U.S. Dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the weakening of the Euro against the U.S. Dollar, as well as amortization.

Intangible assets consisted of the following at February 28, 2009 and May 31, 2008 (in millions):

	February 28, 2009					May 31, 2008
	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,080.6	—	2,080.6	$(175.1)	$1,905.5	$2,080.6	$(93.8)	$1,986.8
Completed technology	720.4	36.3	684.1	(86.6)	597.5	720.4	(47.5)	672.9
Product trade names	178.0	—	178.0	(16.0)	162.0	178.0	(8.5)	169.5
Customer relationships	2,923.7	—	2,923.7	(326.2)	2,597.5	2,917.5	(173.1)	2,744.4
Non-compete contracts	4.3	—	4.3	—	4.3	—	—	—

Sub-total	5,907.0	36.3	5,870.7	(603.9)	5,266.8	5,896.5	(322.9)	5,573.6
Corporate trade names	408.0	15.0	393.0	—	393.0	408.0	—	408.0
Currency translation	(69.7)	—	(69.7)	0.8	(68.9)	233.0	(6.4)	226.6

Total	$6,245.3	$51.3	$6,194.0	$(603.1)	$5,590.9	$6,537.5	$(329.3)	$6,208.2

The weighted average useful life of the intangibles at February 28, 2009 was as follows:

Weighted Average Useful Life
Core technology	19 Years
Completed technology	13 Years
Product trade names	17 Years
Customer relationships	18 Years
Non-compete contracts	6 Years
Corporate trade names	Indefinite life

Expected amortization expense for the years ended May 31, 2009 through 2013 is $375.0 million, $369.5 million, $360.7 million, $352.8 million, and $344.5 million, respectively.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Debt.

Bank Borrowing – In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the “Tender Facility”, pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses.

The Company refinanced all amounts borrowed under the Tender Facility at the Closing Date. On the Closing Date, the Company refinanced the Tender Facility with senior secured credit facilities (which include term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain related intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (Payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The Company has not made this election at February 28, 2009. The terms and book value of each instrument at February 28, 2009 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	February 28, 2009	Premium on Notes at February 28, 2009
Debt Instruments
European facilities		Primarily	Euro	€46.2	—
		Euribor + 1.40%		$58.7	—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars	$2,310.6	—
Term loan facility	March 25, 2015	Libor + 3.00%	Euro	€864.1	—
				$1,097.0	—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars	$—	—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euro & US Dollars	€—	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars	$165.4	—
Senior cash pay notes	October 15, 2017	10%	US Dollars	$775.0	$2.1
Senior toggle notes	October 15, 2017	10 3/8% / 11 1 /8%	US Dollars	$775.0	$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars	$1,015.0	$2.1

The Company currently elects to use 3-month Libor for setting the interest rates on the majority of its U.S. Dollar and Euro term loans. The 3-month Libor rates for the U.S. Dollar and Euro in effect as of February 28, 2009 were 1.46% and 2.96%, respectively. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.9 million on June 30, 2008, September 30, 2008 and December 31, 2008 for the U.S. Dollar denominated term loan facility, and made required payments of $3.4 million, $3.0 million, and $2.8 million on June 30, 2008, September 30, 2008 and December 31, 2008, respectively, for the Euro denominated term loan facility. There were borrowings under the asset-based revolver of $165.4 million as of February 28, 2009. The cash flow and asset-based revolvers and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.2695, which represents the currency exchange rate from Euros to U.S. Dollars on February 28, 2009.

During the second fiscal quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (“Lehman), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. During the second quarter ended November 30, 2008, the Company submitted borrowing requests for $175.0 million from its senior secured asset-based revolving facility of which $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of the Company’s subsidiaries has a bilateral revolving credit facility with Fortis Bank. The Company was informed during the quarter ended November 30, 2008 by Fortis bank that due to the subsidiary’s limited usage of the facility, the size of the commitment was being reduced from €100.0 million to €50.0 million. During the fiscal quarter ended February 28, 2009, the reorganized Fortis Bank increased the facility to the original commitment of €100.0 million. Based on the above, the Company’s revolving borrowing base available under all debt facilities at February 28, 2009 was $614.0 million, which is net of the amount the Company believes will not be funded by Lehman and borrowing base limitations relating to the senior secured asset-based revolving facility.

Note 9—Share-based Compensation and Stock Plans.

The Company follows SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) to record share-based payment expense using the modified prospective method. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services. Prior to the Merger, the Predecessor Company's Board of Directors modified certain stock options to change the exercise price to the fair market value on the date it was granted by adding a cash component paid in January 2008 for the difference from the original grant price to the amended grant price of $46.00 per share (related to predecessor options). In addition, on July 11, 2007, the Predecessor Company's Board of Directors cancelled all outstanding stock options and paid the difference between the amended grant price and $46.00 per share (the offering price) in cash in conjunction with the Merger. The total amount expensed related to Predecessor Company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in the Company’s results of operations for the period June 1, 2007 to July 11, 2007. The first payment occurred on July 17, 2007 for $103.0 million, and the second payment was made on January 11, 2008 for $9.8 million.

Share-based compensation expense recognized was $7.5 million and $26.3 million for the three and nine months ended February 28, 2009, respectively, $11.5 million for the three months ended February 29, 2008 and for the period July 12, 2007 to February 29, 2008, and $112.8 million for the period June 1, 2007 to July 11, 2007.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 10—Income Taxes (Benefit).

Effective June 1, 2007, the Company adopted FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The amount of unrecognized tax benefits at February 28, 2009 was $59.7 million, $40.5 million of which would impact the Company’s effective tax rate, if recognized. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to materially change over the next twelve months.

The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for fiscal years ended May 31, 2005 and 2006. However, based upon the status of the IRS field audit, the Company cannot reasonably estimate the potential changes to its unrecognized tax benefits.

The effective income tax rate decreased to 15.5% for the nine months ended February 28, 2009 compared to 19.7% for the period of July 12, 2007 through February 29, 2008. This year-over-year decrease was primarily due to the following items incurred in fiscal 2008 that are not deductible for tax purposes: (1) $479.0 million of in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement, and (3) $73.5 million of Merger-related expenses, as compared to the impairment charge of $448.5 million taken on the dental reconstructive business unit in fiscal 2009, of which the goodwill portion is non-deductible for tax purposes. The effective income tax rate decreased to 8.0% for the three months ended February 28, 2009 compared to 40.7% for the three months ended February 29, 2008. This decrease was primarily due to the impairment charge of $448.5 million taken on the dental reconstructive business unit during the three months ended February 28, 2009.

Note 11—Segment Reporting.

The Company operates in one business segment, musculoskeletal products, in 8 reporting units, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, sports medicine products, general instruments and operating room supplies.

Net sales by product category are as follows (in millions):

	Three Months Ended
	February 28, 2009	February 29, 2008	Nine Months Ended February 28, 2009	July 12, 2007 - February 29, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net sales by product:
Reconstructive	$453.8	$448.8	$1,383.2	$1,105.2	$178.1
Fixation	57.0	56.8	175.5	144.9	27.1
Spinal	53.8	50.1	160.4	130.0	24.9
Other	50.4	47.4	145.7	118.8	18.7

Total	$615.0	$603.1	$1,864.8	$1,498.9	$248.8

	Three Months Ended
	February 28, 2009	February 29, 2008	Nine Months Ended February 28, 2009	July 12, 2007 - February 29, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net sales by geographic segment:
United States	$387.9	$351.6	$1,135.9	$879.9	$156.2
Europe	167.8	192.1	532.6	465.0	70.8
International(1)	59.3	59.4	196.3	154.0	21.8

Total	$615.0	$603.1	$1,864.8	$1,498.9	$248.8

(1)	Major markets included in the international geographic market are Canada, South America, Mexico, and the Pacific Rim

	February 28, 2009	May 31, 2008
Long-term assets(2) by geographic segment:
United States	$7,689.2	$8,274.4
Europe	2,240.3	2,995.4
International	952.3	1,002.1

Total	$10,881.8	$12,271.9

(2)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries are fully, unconditionally, jointly, and severally guaranteeing the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee its senior secured cash flow facilities.

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$291.6	$47.7	$—	$339.3
Accounts receivable, net	—	240.3	249.8	—	490.1
Inventories	—	311.9	267.7	(67.8)	511.8
Deferred income taxes	—	95.1	3.3	—	98.4
Prepaid expenses and other	—	38.3	22.8	—	61.1

Total current assets	—	977.2	591.3	(67.8)	1,500.7
Property, plant and equipment, net	—	387.8	217.7	(4.1)	601.4
Investments	—	29.6	—	—	29.6
Investment in subsidiaries	12,536.2	—	—	(12,536.2)	—
Intangible assets, net	—	3,988.3	1,602.6	—	5,590.9
Goodwill	—	3,319.2	1,317.2	53.1	4,689.5
Other assets	—	69.3	36.0	—	105.3

Total	$12,536.2	$8,771.4	$3,764.8	$(12,555.0)	$12,517.4

Liabilities & Shareholders’ Equity
Short-term borrowings	$34.5	$—	$52.4	$—	$86.9
Accounts payable	—	40.6	29.6	—	70.2
Accrued interest	139.8	—	—	—	139.8
Accrued wages and commissions	—	39.6	15.5	—	55.1
Other accrued expenses	—	136.7	69.3	(18.7)	187.3

Total current liabilities	174.3	216.9	166.8	(18.7)	539.3
Long-term debt	6,108.7	—	6.4	—	6,115.1
Deferred income taxes	—	1,795.8	6.1	—	1,801.9
Other long-term liabilities	—	211.4	27.2	—	238.6
Shareholders’ equity	6,253.2	6,547.3	3,558.3	(12,536.3)	3,822.5

Total liabilities and shareholders’ equity	$12,536.2	$8,771.4	$3,764.8	$(12,555.0)	$12,517.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Guarantor and Non-guarantor Financial Statements (continued).

	May 31, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	$—	$101.0	$25.4	$1.2	$127.6
Accounts receivable, net	—	213.7	272.5	—	486.2
Inventories	—	296.6	320.2	(77.1)	539.7
Deferred income taxes	—	97.0	3.7	—	100.7
Prepaid expenses and other	—	65.5	30.0	—	95.5

Total current assets	—	773.8	651.8	(75.9)	1,349.7
Property, plant and equipment, net	—	407.6	233.3	—	640.9
Investments	—	41.3	—	—	41.3
Investment in subsidiaries	12,270.0	—	—	(12,270.0)	—
Intangible assets, net	—	4,407.0	1,801.2	—	6,208.2
Goodwill	—	4,677.5	1,847.7	(1,102.4)	5,422.8
Other assets	—	107.2	11.7	—	118.9

Total	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Liabilities & Shareholders’ Equity
Short-term borrowings	$37.0	$—	$38.4	$—	$75.4
Accounts payable	—	53.0	38.6	(7.9)	83.7
Accrued interest	80.9	—	—	—	80.9
Accrued wages and commissions	—	66.3	12.8	—	79.1
Other accrued expenses	—	202.3	72.6	(29.5)	245.4

Total current liabilities	117.9	321.6	162.4	(37.4)	564.5
Long-term debt	6 225.7	—	—	—	6,225.7
Deferred income taxes	—	1,438.0	725.3	(50.8)	2,112.5
Other long-term liabilities	—	—	42.8	—	42.8
Shareholders’ equity	5,926.4	8,654.8	3,615.2	(13,360.1)	4,836.3

Total liabilities and shareholders’ equity	$12,270.0	$10,414.4	$4,545.7	$(13,448.3)	$13,781.8

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Guarantor and Non-guarantor Financial Statements (continued).

Unaudited Condensed Consolidating Statements of Operations

	Three Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$400.1	$214.9	$—	$615.0
Cost of sales	—	114.0	104.8	(32.7)	186.1

Gross margin	—	286.1	110.1	32.7	428.9
Goodwill & intangible assets impairment charge	—	5.0	443.5	—	448.5
Operating expenses	—	269.6	88.9	—	358.5

Operating income	—	11.5	(422.3)	32.7	(378.1)
Other (income) expense, net	132.0	28.3	(18.3)	—	142.0

Income (loss) before income taxes	(132.0)	(16.8)	(404.0)	32.7	(520.1)
Tax expense (benefit)	(10.5)	(1.4)	(32.0)	2.5	(41.4)
Equity in earnings of subsidiaries	(387.4)	—	—	387.4	—

Net income (loss)	$(508.9)	$(15.4)	$(372.0)	$417.6	$(478.7)

	Three Months Ended February 29, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$430.5	$233.5	$(60.9)	$603.1
Cost of sales	—	188.1	104.3	(30.3)	262.1

Gross margin	—	242.4	129.2	(30.6)	341.0
Operating expenses	—	215.8	131.2	(1.0)	346.0

Operating income (loss)	—	26.6	(2.0)	(29.6)	(5.0)
Other (income) expense, net	142.9	—	(0.1)	1.4	144.2

Income (loss) before income taxes	(142.9)	26.6	(1.9)	(31.0)	(149.2)
Tax expense (benefit)	—	(36.8)	(23.2)	(0.7)	(60.7)
Equity in earnings of subsidiaries	84.7	—	—	(84.7)	—

Net income (loss)	$(58.2)	$63.4	$21.3	$(115.0)	$(88.5)

	Nine Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,181.2	$683.6	$—	$1,864.8
Cost of sales	—	319.3	333.7	(90.5)	562.5

Gross margin	—	861.9	349.9	90.5	1,302.3
Goodwill & intangible assets impairment charge	—	5.0	443.5	—	448.5
Operating expenses	—	808.7	286.2	—	1,094.9

Operating income	—	48.2	(379.8)	90.5	(241.1)
Other expense, net	411.5	23.0	3.4	5.0	442.9

Income (loss) before income taxes	(411.5)	25.2	(383.2)	85.5	(684.0)
Tax expense (benefit)	(63.4)	3.8	(59.1)	13.0	(105.7)
Equity in earnings of subsidiaries	(302.6)	—	—	302.6	—

Net income (loss)	$(650.7)	$21.4	$(324.1)	$375.1	$(578.3)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Guarantor and Non-guarantor Financial Statements (continued).

	The Period From July 12, 2007 to February 29, 2008 (Successor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,152.5	$499.6	$(153.2)	$1,498.9
Cost of sales	—	397.9	293.9	(78.3)	613.5

Gross margin	—	754.6	205.7	(74.9)	885.4
Operating expenses	—	1,262.6	335.9	—	1,598.5

Operating loss	—	(508.0)	(130.2)	(74.9)	(713.1)
Other (income) expense, net	396.2	(24.8)	—	1.4	372.8

Loss before income taxes	(396.2)	(483.2)	(130.2)	(76.3)	(1,085.9)
Tax benefit	—	(194.2)	(15.4)	(3.6)	(213.2)
Equity in earnings of subsidiaries	(403.8)	—	—	403.8	—

Net income (loss)	$(800.0)	$(289.0)	$(114.8)	$331.1	$(872.7)

	The Period From June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	—	60.8	46.5	(5.0)	102.3

Gross margin	—	124.3	36.0	(13.8)	146.5
Operating expenses	—	179.2	49.3	0.2	228.7

Operating loss	—	(54.9)	(13.3)	(14.0)	(82.2)
Other (income) expense, net	—	0.7	(1.0)	—	(0.3)

Loss before income taxes	—	(55.6)	(12.3)	(14.0)	(81.9)
Tax benefit	—	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	(40.8)	—	—	40.8	—

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Guarantor and Non-guarantor Financial Statements (continued).

Unaudited Condensed Consolidating Statements of Cash Flows

	Nine Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(141.5)	$256.9	$81.0	$—	$196.4
Cash flows used in investing activities	—	(66.3)	(70.6)	—	(136.9)
Cash flows provided by financing activities	141.5	—	22.1	—	163.6
Effect of exchange rate changes on cash	—	—	(11.4)	—	(11.4)

Increase (decrease) in cash and cash equivalents	—	190.6	21.1	—	211.7
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$291.6	$47.7	$—	$339.3

	The Period From July 12, 2007 to February 29, 2008 (Successor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(692.4)	$224.7	$166.7	$384.5	$83.5
Cash flows provided by (used in) investing activities	(10,917.4)	9.8	(59.5)	(741.0)	(11,708.1)
Cash flows provided by (used in) financing activities	11,609.8	(87.0)	9.5	—	11,532.3
Effect of exchange rate changes on cash	—	—	11.9	—	11.9

Increase (decrease) in cash and cash equivalents	—	147.5	128.6	(356.5)	(80.4)
Cash and cash equivalents, beginning of period	—	124.9	52.0	—	176.9

Cash and cash equivalents, end of period	$—	$272.4	$180.6	$(356.5)	$96.5

	The Period From June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.0)	$13.7	$30.3	$69.4	$59.4
Cash flows provided by (used in) investing activities	52.7	21.8	(7.8)	(55.7)	11.0
Cash flows provided by financing activities	1.3	—	—	—	1.3
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase in cash and cash equivalents	—	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	—	95.7	9.4	—	105.1

Cash and cash equivalents, end of period	$—	$131.2	$32.0	$13.7	$176.9

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

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements. The Company simultaneously entered into a settlement with the Department of Justice’s Civil Division pursuant to which it paid $26.9 million during the first quarter of fiscal 2008. The independent monitor has filed a final report with the U.S. Attorney’s Office for the period from September 27, 2007 through March 1, 2009. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint has been dismissed with prejudice.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Contingencies (continued).

U.S. Department of Justice EBI Products Investigation and Other Matters

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

In January 2009, a qui tam complaint, filed in the United States District Court for the Southern District of West Virginia, was served on EBI. The complaint alleges, among other things, that EBI inappropriately promoted and marketed certain EBI products. EBI denies the allegations in the complaint and has subsequently filed a motion to dismiss the complaint in its entirety.

On April 14, 2009, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts requesting various documents purportedly relating to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Litigation Relating to Past Stock Option Grant Practices

On September 21, 2006, two shareholder derivative complaints were filed against certain of the Company’s current and former officers and directors in Kosciusko Superior Court I in Kosciusko County, in the State of Indiana. The complaints, captioned Long v. Hann, et al., and Thorson v. Hann, et al., alleged violations of state law relating to the issuance of certain stock option awards by Biomet dating back to 1996. Both complaints sought unspecified money damages as well as other equitable and injunctive relief. These two cases were consolidated under the caption In re Biomet, Inc. Derivative Litigation, and on January 19, 2007, plaintiffs filed an amended complaint that made additional allegations based on the Company’s December 18, 2006 disclosures related to stock option awards, including allegations that the defendants sought to sell the Company in order to escape liability for their conduct, and that they did so at a devalued price, thus further breaching their fiduciary duties to shareholders. On February 16, 2007, defendants filed a motion to dismiss plaintiffs’ amended complaint. On October 11, 2007, after approval of the Company’s sale by its shareholders, the parties filed supplemental briefs on the issue of whether plaintiffs had standing to sue. On February 5, 2008, the court dismissed the case for lack of standing, and plaintiffs’ motion for leave to amend was denied. Plaintiffs appealed the district court’s decision, and on February 13, 2009, the Indiana Court of Appeals affirmed the dismissal of the case. Plaintiffs may still seek review of the Court of Appeals’ decision by the Indiana Supreme Court.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Contingencies (continued).

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits. Plaintiffs have dismissed or have agreed to dismiss their claims against EBI in 11 cases, leaving EBI as a party in 27 pending lawsuits, all of which relate to EBI’s Ionic Spine Spacer System and its implanted bone stimulator devices, the SpF® and OsteoGen™. Plaintiffs allege that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also allege that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs seek to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed bankruptcy.

In July 2007, a Putnam County jury found that Putnam General Hospital had negligently credentialed Dr. King and that the hospital’s conduct in credentialing Dr. King was motivated by fraud, ill will, wantonness, oppressiveness, or by reckless or gross negligence, which allowed the plaintiffs to seek punitive damages against the hospital. In April, May and June of 2008, the hospital and its upstream affiliates and David McNair entered into a confidential settlement of all claims with all but one of the plaintiffs, which has subsequently been settled. EBI, Wright Medical Corporation, Wright Medical’s distributor’s employee, Robert Edwards, and Dr. King remain as defendants in the litigation.

The Putnam County Circuit Court revised its case management order with respect to the remaining lawsuits on July 2, 2008 and scheduled a consolidated trial of six plaintiffs for June 1, 2009. The Company is vigorously defending these matters and intends to continue to do so. While it is not possible at this time to predict the impact of any of these matters or to reasonably estimate a range or the aggregate amount of liability or damages or any settlement payments to which the Company may potentially be subject, an unfavorable outcome in these matters could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

In addition to these matters, there are various other claims, lawsuits, disputes with third parties, investigations, and pending actions involving various allegations against the Company incident al to the operation of its business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. The Company accrues for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of the Company’s counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of the amounts provided, with the possible potential exception of the litigation described in the immediately preceding paragraph above, will not have a material adverse impact on the Company’s consolidated financial statements taken as a whole.

Note 14—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis. The total amount of Sponsor fees was $2.6 million and $7.9 million for the three and nine months ended February 28, 2009, respectively, $2.1 million for the three months ended February 29, 2008, and $7.2 million for the period July 12, 2007 through February 29, 2008. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of February 28, 2009, the remaining amount accrued and payable to Dr. Miller was $1.0 million.

Other

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

During the nine months ended February 28, 2009, the Company received an additional capital contribution of $3.0 million, net from its parent company from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan.

Biomet, Inc., its subsidiaries, affiliates, employees and controlling stockholders may from time to time, depending upon market conditions, seek to purchase debt securities issued by the Company or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2009 Third Quarter Executive Overview

We design, manufacture and market products used primarily by musculoskeletal medical specialists in both surgical and non-surgical therapy. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribution in approximately 90 countries.

Our net sales increased 2% to $615.0 million for the three months ended February 28, 2009. Reconstructive product sales increased 1% worldwide for the three months ended February 28, 2009. Hip sales increased 5% worldwide, with 16% growth in the U.S. during the three months ended February 28, 2009. Knee sales increased 3% worldwide, with U.S. growth at 8%, during the three months ended February 28, 2009. Dental reconstructive sales offset hip and knee growth due to market demand declining. Our operating loss for the third quarter of fiscal year 2009 was $378.1 million compared to an operating loss of $5.0 million for the third quarter of fiscal year 2008. During the fiscal third quarter of 2009, the Company recorded an estimated $448.5 million goodwill and definite and indefinite-lived intangible asset impairment charge (impairment charge) associated with the dental reconstructive reporting unit. The amount of the charge is subject to finalization during the fourth quarter of 2009. The decline in sales volume during the third quarter created an indication of potential impairment of our long-lived assets; therefore, the Company performed an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger. Our net interest expense for the third quarter of fiscal year 2009 was $132.3 million compared to $142.9 million for the third quarter of fiscal year 2008.

Opportunities and Challenges

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. For example, due to certain patient insurance deductibles that reset on January 1, 2009, it is possible that we could experience a potential adverse impact on sales due to patients deferring procedures because of decreased cash flow.

Historically, we believe that this slowdown due to the uncertain or recessionary environment has been minor to the orthopedic business levels, however, management is taking precautionary measures to be able to manage expenses more conservatively, if revenues were to decrease below those internally forecasted.

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

Results of Operations

Unfavorable conditions in the economy have had an adverse effect on our dental business for the three months ended February 28, 2009 as compared to the third quarter of fiscal year 2008, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by governmental agencies, as payment is primarily received from dental practices and laboratories. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business will remain flat or have low to mid single digit growth during the current global recessionary environment, compared to reported double digit growth in the most recent prior fiscal year.

Three Months Ended February 28, 2009 as Compared to the Three Months Ended February 29, 2008

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Percentage Increase/(Decrease)
Net sales	$615.0	$603.1	2%
Cost of sales	186.1	262.1	(29)

Gross margin	428.9	341.0	26
Selling, general and administrative expense	244.0	233.3	5
Research and development expense	20.0	23.6	(15)
In-process research and development	—	—	—
Amortization	94.5	89.1	6
Goodwill and intangible asset impairment charge	448.5	—	100

Operating income (loss)	(378.1)	(5.0)	(7,462)
Interest expense, net	132.3	142.9	(7)
Other (income) expense	9.7	1.3	646

Other expense, net	142.0	144.2	(2)

Loss before income taxes	(520.1)	(149.2)	249
Benefit from income taxes	(41.4)	(60.7)	(32)

Net loss	$(478.7)	$(88.5)	$441%

Sales

Net sales were $615.0 million for the three months ended February 28, 2009 and $603.1 million for the three months ended February 29, 2008. Sales growth of 2% was primarily due to favorable geographic mix with sales being stronger domestically than outside the U.S., partly offset by changes in foreign currency of 5%, or $31.1 million. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Percentage Increase/(Decrease)
United States	$387.9	$351.6	10%
Europe	167.8	192.1	(13)
International(1)	59.3	59.4	(0)

Total	$615.0	$603.1	2%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Percentage Increase/(Decrease)
Reconstructive	$453.8	$448.8	1%
Fixation	57.0	56.8	0
Spinal	53.8	50.1	7
Other	50.4	47.4	6

Total	$615.0	$603.1	2%

Reconstructive

Worldwide net sales of reconstructive products for the three months ended February 28, 2009 were $453.8 million, or 74% of net sales, representing a 1% increase compared to net sales of $448.8 million, also 74% of net sales, during the three months ended February 29, 2008. Unfavorable conditions in the economy have had an effect on the dental business as compared to the prior period due to the elective nature of dental implant procedures, which are typically not reimbursed by insurance. The effect of foreign currency negatively affected growth on a reported basis of this product category by 6%, or $26.0 million.

Global knee sales increased 3% and increased 8% in the United States during the quarter. Key products during the third quarter were the Vanguard® Complete Knee System and the Oxford®Partial Knee System, as well as the recently introduced E-Poly®Antioxidant Infused Technology Tibial Bearings. The E-Poly® technology provides Vitamin E infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics.

Global hip products increased 5% during the third quarter, with a 16% sales increase in the United States. The primary drivers of third quarter hip sales growth included the traditional and Microplasty™ versions of the Taperloc® Hip Stem; M2a-Magnum™ Acetabular Systems; Ringloc® and Regenerex® Ringloc®+ Modular Acetabular Systems; and E-Poly® Antioxidant Infused Technology Acetabular Liners, as well as the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System, which is available only outside the United States.

Fixation

Worldwide net sales of fixation products for the three months ended February 28, 2009 were $57.0 million, or 9% of net sales, flat compared to net sales of $56.8 million, or 10% of net sales, during the three months ended February 29, 2008. Sales of fixation products reflected global growth of craniomaxillofacial fixation offset by decreased sales of internal fixation, electrical stimulation, and external fixation products. The effect of foreign currency negatively impacted this product category by 4%, or $2.2 million. The TraumaOne™ System continued to contribute to the sales growth for craniomaxillofacial fixation. The Phoenix™ Femoral IM Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components as well as the Phoenix™ Ankle Arthrodesis Nail System, contributed to internal fixation sales growth.

Spinal

Worldwide net sales of spinal products for the three months ended February 28, 2009 were $53.8 million, or 9% of net sales, representing a 7% increase compared to net sales of $50.1 million, or 8% of net sales, during the three months ended February 29, 2008. Sales volume of spinal products, including implants and stimulation, positively impacted sales of this product category by 3%. Sales of spinal products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio Ltd.) version of the Solitaire™ Spine System (Spine) for Anterior Lumbar Interbody Fusions, C-Thru™ Small Stature PEEK Spacer, and services related to the OsteoStim® Cervical Composite Allograft Implant.

Other

Worldwide net sales of other products for the three months ended February 28, 2009 were $50.4 million, or 8% of net sales, representing a 6% increase compared to net sales of $47.4 million, also 8% of net sales, during the three months ended February 29, 2008. Sales of other products continue to reflect strong global growth in our sports medicine division. Growth drivers during the quarter for our sports medicine division included the MaxFire™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology and the MicroMax™ Anchors.

Gross Margin

Gross margin increased as a percentage of net sales to 70% for the three months ended February 28, 2009 compared to 57% for the three months ended February 29, 2008. The increase was primarily due to increased cost of sales in connection with the Merger during the three months ended February 29, 2008, including $67.9 million related to the step-up in inventory, $5.9 million of consulting expenses related to operational improvement initiatives, and $1.8 million of distributor fee expense associated with renegotiation of distribution agreements. The increase was partly offset by increased depreciation on instruments in the current year. Excluding these items, gross margin percentage was comparable over the periods presented.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 40% of net sales for the three months ended February 28, 2009, compared to 39% of net sales for the three months ended February 29, 2008. Selling, general and administrative expenses primarily were negatively impacted during the three months ended February 28, 2009 primarily due to (1) $8.4 million of expenses related to the Department of Justice and litigation settlements and reserves, (2) $8.7 million of consulting expenses related to operational improvement initiatives, and (3) $6.1 million of share-based compensation expense. Selling, general and administrative expenses primarily were negatively impacted during the three months ended February 29, 2008 principally due to (1) $9.0 million of share-based compensation expense and (2) $7.3 million of consulting expenses related to operational improvement initiatives. Excluding these items, selling, general and administrative expenses as a percentage of net sales were slightly unfavorable over the prior period due to increased head count year over year in certain infrastructure builds at corporate headquarters as well as additional costs to comply with the Deferred Prosecution Agreement, which expired in March 2009.

Research and Development

                Research and development expense during the three months ended February 28, 2009 and February 29, 2008 was $20.0 million and $23.6 million, respectively, or 3.3% and 3.9% of net sales, respectively. Expenses through the three months ended February 28, 2009 have primarily been related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E-Poly® Vitamin E stabilized knee bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation), TraumaOne™(Fixation), Ballista™ Percutaneous Pedicle Screw Placement System (Spine), AccuVision™ Minimally Invasive Spinal Exposure System (Spine), Polaris™ Deformity System (Spine), Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal), and MicroMax™ Flex Device (Other-sports medicine).

Amortization

Amortization expense for the three months ended February 28, 2009 was $94.5 million, compared to $89.1 million for the three months ended February 29, 2008, representing in each case 15% of net sales for the period.

Goodwill and Intangible Impairment

During the fiscal third quarter of 2009, we recorded an estimated $448.5 million goodwill and definite and indefinite-lived intangible asset impairment charge (impairment charge) associated with the dental reconstructive business unit. The amount of the charge is subject to finalization during the fourth quarter of 2009. The decline in sales volume during the third quarter created an indication of potential impairment of our long-lived assets; therefore, we performed an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger.

Interest Expense, net

Interest expense was $133.7 million, partially offset by interest income of $1.4 million, for the three months ended February 28, 2009, compared to $142.9 million for the three months ended February 29, 2008. For the three months ended February 28, 2009, interest expense primarily related to interest charges and financing costs related to the debt financings entered into in connection with the Merger. Net interest expense was down compared to the prior year, primarily due to a reduction in our debt balance by $106.9 million from $6,308.9 million at February 29, 2008 to $6,202.0 million at February 28, 2009.

Other Income (Expense)

Other income (expense) was an expense of $9.7 million for the three months ended February 28, 2009, compared to an expense of $1.3 million for the three months ended February 29, 2008. The increase in other expense for the three months ended February 28, 2009 primarily related to the write-down of auction-rate securities of $9.4 million, and currency transaction losses of $1.3 million related to our foreign operations, primarily due to the weakening Euro compared to the U.S. Dollar.

Provision for Taxes

The effective income tax rate decreased to 8.0% for the three months ended February 28, 2009 compared to 40.7% for the three months ended February 29, 2008. This decrease was primarily due to the impairment charge of $448.5 million taken on the dental reconstructive reporting unit, of which the goodwill portion is non-deductible for tax purposes. This decrease is also partially attributable to changes in our mix of profits and losses in certain international and domestic jurisdictions in the current quarter.

Nine Months Ended February 28, 2009 as Compared to the Period July 12, 2007 through February 29, 2008

Our results of operations for the nine months ended February 28, 2009 are not comparative to our results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger. Both assets and liabilities were fair valued as of July 11, 2007. On July 11, 2007, 82.4% of the step-up was recorded, which included a $392.8 million IPRD charge, and a $66.2 million and $132.1 million fair value step up to property, plant, and equipment and inventory, respectively, and then combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up performed included an increase in the IPRD charge of $86.2 million, an increase of the property plant and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender Facility starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 to the unaudited condensed consolidated financial statements above for a description of those facilities. On July 12, 2007, we eliminated reporting on a one month lag that was in place during the predecessor period at certain non-domestic subsidiaries. The effect of this change is immaterial to the financial results included below.

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Nine Months Ended February 28, 2009	Percentage of Net Sales	The Period From July 12, 2007 to February 29, 2008 (Successor)	Percentage of Net Sales
Net sales	$1,864.8	100%	$1,498.9	100%
Cost of sales	562.5	30	613.5	41

Gross margin	1,302.3	70	885.4	59
Selling, general and administrative expense	752.2	40	833.8	56
Research and development expense	66.9	4	58.6	4
In-process research and development	—	—	479.0	32
Amortization	275.8	15	227.1	15
Goodwill and intangibles impairment charge	448.5	24	—	—

Operating income (loss)	(241.1)	(13)	(713.1)	(48)
Interest expense, net	412.6	22	371.7	24
Other (income) expense	30.3	2	1.1	—

Other expense, net	442.9	24	372.8	24

Loss before income taxes	(684.0)	(37)	(1,085.9)	(72)
Benefit from income taxes	(105.7)	(6)	(213.2)	(14)

Net loss	$(578.3)	(31)%	$(872.7)	(58)%

Sales

Net sales were $1,864.8 million for the nine months ended February 28, 2009 and $1,498.9 million for the period July 12, 2007 through February 29, 2008. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Nine Months Ended February 28, 2009	Percentage of Net Sales	The Period From July 12, 2007 to February 29, 2008 (Successor)	Percentage of Net Sales
United States	$1,135.9	61%	$879.9	59%
Europe	532.6	28	465.0	31
International(1)	196.3	11	154.0	10

Total	$1,864.8	100%	$1,498.9	100%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 28, 2009	Percentage of Net Sales	The Period From July 12, 2007 to February 29, 2008 (Successor)	Percentage of Net Sales
Reconstructive	$1,383.2	74%	$1,105.2	74%
Fixation	175.5	9	144.9	10
Spinal	160.4	9	130.0	8
Other	145.7	8	118.8	8

Total	$1,864.8	100%	$1,498.9	100%

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remained strong for our Oxford® Partial Knee System, as well as the Vanguard® Complete Knee System. The Vanguard M™ Partial Knee, which is the fixed-bearing version of the Oxford® knee, and the Vanguard PFR™ Patellofemoral Replacement System, which incorporates the technology of the Vanguard® Complete Knee System, also contributed to our nine month growth in knee sales. Hip sales continue to be strong, primarily due to the E-Poly® Antioxidant Infused Technology Acetabular Liners, conventional and Microplasty™ versions of the Taperloc® Hip System, the M2a-Magnum™ Acetabular System, and the Regenerex® Ringloc®+ Modular Acetabular System. In addition, European sales increased due to the volume growth of the Vanguard® Complete Knee System, Oxford® Partial Knee System, Aura® Hip Stem, Taperloc® Hip System, the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System, and the T.E.S.S. Shoulder System.

Fixation

Sales of fixation products reflected global strength of the craniomaxillofacial fixation and internal fixation product categories, with sales of electrical stimulation and external fixation products not meeting expectations. The TraumaOne™ System contributed to the strength for craniomaxillofacial fixation, while the Phoenix™ Femoral IM Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components, and the Phoenix™ Tibial Nailing System, and Phoenix™ Ankle Arthrodesis Nail System contributed to internal fixation strength.

Spinal

Sales of spinal products have continued to improve due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio Ltd.) version of the Solitaire™ Spine System (Spine) for Anterior Lumbar Interbody Fusions, C-Thru™ Small Stature PEEK Spacer, and services related to the OsteoStim® Cervical Composite Allograft Implant.

Other

Sales of other products continue to reflect strong global growth in our sports medicine division. These sales were driven by our sports medicine division included the MaxFire™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology and the MicroMax™ Anchors, and the Osseofit™ Porous Tissue Matrix™ (Porous Tissue Matrix™ is a trademark of Kensey Nash Corp).

Gross Margin

Gross margin increased as a percentage of net sales to 70% for the nine months ended February 28, 2009 compared to 59% for the period July 12, 2007 through February 29, 2008. Gross margin for the period July 12, 2007 through February 29, 2008 was negatively impacted by increased cost of sales in connection with the Merger, including charges for the inventory step-up of $160.3 million and additional depreciation of $10.0 million related to the step-up in property, plant and equipment. Excluding these items, gross margin percentage was comparable over the periods presented.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 40% of net sales for the nine months ended February 28, 2009, compared to 56% of net sales for the period July 12, 2007 through February 29, 2008. Selling, general and administrative expenses were negatively impacted during the period July 12, 2007 through February 29, 2008 primarily due to (1) the $26.9 million settlement payment to the Department of Justice, (2) $27.3 million of distributor fee expense associated with renegotiation of distribution agreements and (3) $171.6 million of transaction expenses associated with the Merger. Excluding these items, selling, general and administrative expenses as a percentage of net sales were comparable over the periods presented.

Research and Development

Research and development expenses during the nine months ended February 28, 2009 were $66.9 million or 4% of net sales, compared to $58.6 million or 4% of net sales during the period July 12, 2007 through February 29, 2008. During the period July 12, 2007 through February 29, 2008, expenses decreased as a percentage of net sales by 30 basis points primarily due to terms related to our Deferred Prosecution Agreement (DPA) affecting our spending prior to the DPA becoming effective, which inflated our spending on research and development subsequent to the settlement and payment of the agreed upon amount. Expenses through the nine months ended February 28, 2009 have primarily been related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E-Poly® Vitamin E stabilized knee bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation), Ballista™ Percutaneous Pedicle Screw Placement System (Spine), AccuVision™ Minimally Invasive Spinal Exposure System (Spine), PEEK-OPTIMA® (a registered trademark of Invibio Ltd.) version of the Solitaire™ Spine System (Spine), and Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal).

In-Process Research & Development

We recorded IPRD charges of $479.0 million during the period July 12, 2007 through February 29, 2008 related to the Merger. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that had not received FDA approval or clearance and had no alternative use, excluding the value of core and developed technologies. There were no IPRD charges during the nine months ended February 28, 2009.

Amortization

Amortization expense for the nine months ended February 28, 2009 was $275.8 million, compared to $227.1 million during the period July 12, 2007 through February 29, 2008. This increase is due to only 82% of the established intangibles being recorded from the Merger Date of July 12, 2007 to the closing date of September 25, 2007 resulting in reduced amortization expense and having 41 less calendar days in the prior year period. On the closing date, an additional 18% step-up of the intangibles was recorded, resulting in higher amortization subsequent to that date.

Goodwill and Intangible Impairment

During the fiscal third quarter of 2009, we recorded a preliminary charge of $448.5 million goodwill and definite and indefinite-lived intangible asset impairment charge (impairment charge) associated with the dental reconstructive business unit. The amount of the charge is subject to finalization during the fourth quarter of 2009. The decline in sales volume during the third quarter created an indication of potential impairment of our long-lived assets; therefore, we performed an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger.

Interest Expense, net

Interest expense was $415.5 million, partially offset by interest income of $2.9 million, for the nine months ended February 28, 2009, compared to $373.0 million, partially offset by interest income of $1.3 million, during the period July 12, 2007 through February 29, 2008. For the nine months ended February 28, 2009, interest expense primarily related to interest charges and financing costs related to the debt financings obtained in connection with the Merger. For the period July 12, 2007 through February 29, 2008, interest expense primarily related to interest charges and financing costs on the Tender Facility obtained in connection with the Offer through September 25, 2007, when the Tender Facility was replaced with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers. In addition, interest expense was impacted during the period July 12, 2007 through February 29, 2008 for deferred financing costs of $57.2 million related to the Tender Facility being written off.

Other Income (Expense)

Other income (expense) was an expense of $30.3 million for the nine months ended February 28, 2009, compared to an expense of $1.1 million during the period July 12, 2007 through February 29, 2008. Other income (expense) primarily related to write-downs of investments of $5.2 million, write-downs of auction-rate securities of $9.4 million, and currency transaction losses related to our foreign operations of $11.5 million, primarily due to the weakening Euro compared to the U.S. Dollar.

Provision for Taxes

The effective income tax rate decreased to 15.5% for the nine months ended February 28, 2009 compared to 19.7% for the period July 12, 2007 through February 29, 2008. These effective tax rates are lower than statutory tax rates due to amounts deducted for book that are not deductible for tax purposes. In the current year, the goodwill portion of the $448.5 million impairment charge taken on the dental reconstructive reporting unit is not deductible for tax purposes. In the prior year, the following items are not deductible for tax purposes: (1) $479.0 million in-process research and development expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement and (3) $73.5 million of Merger-related expenses. The decrease in the tax rate in the current year compared to the prior year is also partially attributable to changes in the Company’s mix of profits and losses in certain international and domestic jurisdictions in the current year.

For the Period June 1, 2007 through July 11, 2007

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	The Period From June 1 - July 11, 2007 (Predecessor)	Percentage of Net Sales
Net sales	$248.8	100%
Cost of sales	102.3	41

Gross margin	146.5	59
Selling, general and administrative expense	194.2	78
Research and development expense	34.0	14
Amortization	0.5	—

Operating loss	(82.2)	(33)
Interest expense, net	0.3	—
Other (income)	(0.6)	—

Other income, net	(0.3)	—

Loss before income taxes	(81.9)	(33)
Benefit from income taxes	(27.3)	(11)

Net loss	$(54.6)	(22)%

Sales

Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	The Period From June 1 - July 11, 2007 (Predecessor)	Percentage of Net Sales
United States	$156.2	63%
Europe	70.8	28
International(1)	21.8	9

Total	$248.8	100%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	The Period From June 1 - July 11, 2007 (Predecessor)	Percentage of Net Sales
Reconstructive	$178.1	71%
Fixation	27.1	11
Spinal	24.9	10
Other	18.7	8

Total	$248.8	100%

Reconstructive

Our worldwide sales of reconstructive products continue to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remains strong for our Oxford® Partial Knee System, as well as the Vanguard® Complete Knee System. Hip sales continue to be strong, primarily due to worldwide sales of the M 2 a-Magnum™ Acetabular System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices were strong for the period from June 1, 2007 through July 11, 2007, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

Fixation and Spinal

Sales of fixation and spinal products were lower than expected for the period June 1, 2007 through July 11, 2007 due to the underperformance of the Biomet Trauma and Biomet Spine, or BTBS, division. We have made various changes at the division, including managerial changes and computer system enhancements, among others. We believe the new management team and infrastructure changes at BTBS will allow us to provide improved focus on the spine and trauma markets and BTBS customers.

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

Liquidity and Capital Resources

Cash Flows – The following is a summary of the cash flows by activity for the nine months ended February 28, 2009, for the time period July 12, 2007 to February 29, 2008, and for the period June 1, 2007 to July 11, 2007 (in millions):

Summary of Cash Flows

	February 28, 2009	July 12, 2007 - February 29, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net cash from (used in):
Operating activities	$196.4	$83.5	$59.4
Investing activities	(136.9)	(11,708.1)	11.0
Financing activities	163.6	11,532.3	1.3
Effect of exchange rate changes on cash	(11.4)	11.9	0.1

Change in cash and cash equivalents	$211.7	$(80.4)	$71.8

Nine Months Ended February 28, 2009 Compared to July 12, 2007 through February 29, 2008

Operating Cash Flows

Cash flows provided by operating activities were $196.4 million for the nine months ended February 28, 2009 compared to cash provided of $83.5 million for the period July 12, 2007 through February 29, 2008. Cash generated by operating activities continues to be a source of funds for investing in our growth. Net cash provided by operating activities for the nine months ended February 28, 2009 included a net loss of $578.3 million, offset by non-cash amounts of $744.5 million, primarily goodwill and intangible asset impairment charge, depreciation and amortization, and stock based compensation offset by deferred income taxes, and cash provided through working capital of $30.2 million, primarily due to $24.0 million tax refund from our 2008 tax returns. Net cash used in operating activities for the period July 12, 2007 through February 29, 2008 primarily related to the following:

•	a net loss of $872.7 million, partially offset by non-cash amounts of $827.2 million (primarily IPRD, depreciation and amortization as a result of the Merger),

•	a decrease in inventory of $53.0 million,

•	an increase in prepaid expenses of $41.9 million, and

•	an increase in accrued interest of $171.0 million related to the debt financings entered into in connection with the Merger.

Investing Cash Flows

Cash flows used in investing activities were $136.9 million for the nine months ended February 28, 2009 and $11,708.1 million for the period July 12, 2007 through February 29, 2008. Cash flows used in investing activities for the nine months ended February 28, 2009 primarily related to capital expenditures of $127.4 million and for the period July 12, 2007 through February 29, 2008 primarily related to $11,658.4 million of acquisition costs in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements, and capital expenditures of $129.4 million, partially offset by net proceeds from the sale and purchase of investments of $80.1 million.

Financing Cash Flows

Cash flows provided by financing activities were $163.6 million for the nine months ended February 28, 2009, and $11,532.3 million for the period July 12, 2007 through February 29, 2008. Cash flows used in financing activities for the nine months ended February 28, 2009 primarily related to proceeds under the revolving credit facilities of $187.5 million, partially offset by payments under the senior secured credit facility of $26.9 million. Cash flows used in financing activities for the period July 12, 2007 through February 29, 2008 primarily related to capital contributions of $5,401.9 million and proceeds from long-term debt of $6,270.9 million in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to the unaudited condensed consolidated financial statements.

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

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of February 28, 2009. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all subsequent to the Merger, all of which are classified as long-term. There were borrowings under our asset-based revolving facility of $165.4 million as of February 28, 2009. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. Certain debt agreements (European facilities) survived the Merger and as of February 28, 2009, the amount of principal payments due within the next twelve-month period related to those specific facilities is $52.4 million.

During the quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $41.5 million credit commitment across our domestic revolving borrowing base, filed for bankruptcy. During the quarter, we submitted borrowing requests for $175.0 million from our senior secured asset-based revolving facility; however, only $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Also, one of our subsidiaries has a bilateral revolving credit facility with Fortis bank. We were informed during the second quarter ended November 30, 2008 by the bank that due to our subsidiary’s limited usage of the facility, the size of the commitments was being reduced from €100.0 million to €50.0 million. During the third quarter ended February 28, 2009, the reorganized Fortis Bank increased the facility to the original commitment of €100.0 million. Based on the above, our revolving borrowing base available under all debt facilities at February 28, 2009 was $614.0 million, which is net of the amount we believe will not be funded by Lehman and borrowing base limitations as it relates to the senior secured asset-based revolving facility.

(in millions)	Total	2009 and 2010	2011 and 2012	2013 and 2014	2015 and Thereafter
Contractual obligations
Projected future benefit plan payments	$28.5	$11.1	$17.4	$—	$—
Long-term debt (including current maturities)	6,202.0	121.3	69.0	69.0	5,942.7
Interest payments	4,089.9	1,036.0	977.2	907.7	1,169.0
Material purchase commitments (1)	24.7	19.3	5.4	—	—
Outsourcing contract obligation	29.3	8.7	13.6	7.0	—

Total contractual obligations	$10,374.4	$1,196.4	$1,082.6	$983.7	$7,111.7

(1)	Buildings, leases, machinery and equipment, and materials

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at February 28, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $66.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no other changes in the nine month period ended February 28, 2009 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended and Note 2 to the unaudited condensed consolidated financial statements.

Goodwill and Other Intangible Impairment

Goodwill and Other Intangible Assets – The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 during the fourth quarter of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step under SFAS 142 requires a comparison of the carrying value of the reporting units, of which we have identified 8 in total, as defined, to the fair value of these units. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill and indefinite lived intangible asset impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value, are allocated to the individual reporting units. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill and indefinite lived intangible asset impairment test to measure the amount of impairment loss, if any.

The second step of the goodwill and indefinite lived intangible asset impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that the amount as an estimate. The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.

Annually or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effect the adoption of FAS 141R will have on its consolidated financial statements.

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

SFAS 161 – In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS 161 during the current interim period ended February 28, 2009. See related disclosure above within Note 2.

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

Emerging Issues Task Force (EITF) Issue No. 07-3 – In June 2007, the FASB Emerging Issues Task Force issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 provides guidance for entities that may make nonrefundable advance payments for goods or services that will be used in future research and development activities and whether the advance payment should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. On June 1, 2008 the Company adopted EITF 07-3 and the impact was immaterial to its consolidated financial statements.

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

Related Party Transactions

Management Services Agreement

Upon completion of the Transactions, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We are required to pay the Sponsors the monitoring fee on a quarterly basis. The total amount of Sponsor fees was $2.6 million and $7.9 million for the three and nine months ended February 28, 2009, respectively, $2.1 million for the three months ended February 29, 2008, and $7.2 million for the period July 12, 2007 through February 29, 2008. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007. We may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving us or any of our subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

On May 8, 2006, we entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in our Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of February 28, 2009, the remaining amount accrued and payable to Dr. Miller was $1.0 million.

Other

We currently hold interest rate swaps with Goldman Sachs. As part of this relationship, we receive information from Goldman Sachs that allows us to perform a regression on the swaps as part of our required effectiveness testing on a quarterly basis.

During the nine months ended February 28, 2009, we received an additional capital contribution of $3.0 million from our parent company from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan.

We, our subsidiaries, affiliates, employees and controlling stockholders may from time to time, depending upon market conditions, seek to purchase debt securities issued by us or our subsidiaries or affiliates in open market or privately negotiated transactions or by other means.

Forward-Looking Statements

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

The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008, as amended. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Managements’ evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a- 15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer” ) and the Chief Financial Officer (the “Principal Financial Officer” ), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2009. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that, as a result of the material weakness in Biomet’s internal control over financial reporting discussed below, Biomet’s disclosure controls and procedures were not effective as of February 28, 2009.

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

Changes in internal control over financial reporting

During the nine month period ended February 28, 2009, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting, except for management’s remediation plan as described within “Management’s Report on Internal Control over Financial Reporting” in Biomet’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, which will likely have an impact on Biomet’s internal controls over financial reporting as we continue with the remediation plan; however, there was no material impact as of February 28, 2009.

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

As of February 28, 2009, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, as amended, other than the risk factors mentioned below. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

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

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2009.

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