Form 10-K
period 2009-05-31
BIOMET INC
filed 2009-08-21
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for any of the common stock of the registrant. As of August 21, 2009, there were 1,000 shares of common stock of the registrant outstanding, all of which were owned by LVB Acquisition, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “forecast,” “intend,” “may,” “anticipate,” “plan,” “predict,” “possibly,” “project,” “potential,” “estimate,” “should,” “will” or similar expressions. These statements include, but are not limited to, statements related to:

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

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, proposed regulatory reforms affecting the health care industry, expected outcomes of pending litigation and regulatory matters, the solvency of our insurers and the ultimate resolution of allocation and coverage issues with those insurers, competitive conditions and general economic conditions. Readers of this annual report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, results of operations and cash flows and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	changes to the regulatory environment for our products, including national health care reform;

•	the effects of incurring a substantial amount of indebtedness under our senior secured credit facilities, our senior notes, senior toggle notes and senior subordinated notes;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our senior notes, senior toggle notes and senior subordinated notes;

•	restrictions that the terms and conditions of our senior secured credit facilities may place on our ability to respond to changes in our business or take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities outside the United States;

•	decreases in reimbursement levels by our customers;

•	difficulties in transitioning certain manufacturing operations to China;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts by group purchasing organizations;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•	unanticipated expenditures related to litigation, including investigations by the U.S. Department of Justice and the SEC; and

•	failure to comply with the terms of the Corporate Integrity Agreement.

We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Part I.

Item 1.	Business.

General

Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. The Company’s principal subsidiaries include Biomet Orthopedics, LLC; Biomet Manufacturing Corp.; Biomet Europe Ltd.; EBI, LLC; Biomet 3i, LLC; Biomet International Ltd.; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “Biomet,” “Company,” “we,” “our”, or “us” refers to Biomet, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, we have applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Our reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in, or may be accessed through, the “Financial Information” section of our website at www.biomet.com as soon as reasonably practicable after we file or furnish such material with or to the Securities and Exchange Commission, or the SEC. In addition, copies of these reports will be made available free of charge, upon written request to the Company’s Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.

The information on Biomet’s website is not included as part of, nor incorporated by reference into, this Annual Report on Form 10-K.

Transactions with the Sponsor Group

On December 18, 2006, we entered into an Agreement and Plan of Merger with LVB Acquisition, LLC., a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., or Parent, and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent, or Purchaser, which agreement was amended and restated as of June 7, 2007 and which we refer to, as may be amended and restated, supplemented or otherwise modified from time to time, as the “Merger Agreement”. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer, or the Offer, to purchase all of our outstanding common shares, without par value, or the Shares, at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At our special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the proposed Merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company. Subsequent to the acquisition, we became a subsidiary of our Parent, which is controlled by LVB Acquisition Holding, LLC, or Holding, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”), and their co-investors.

The Merger was completed on September 25, 2007 and was financed through:

•	the proceeds from the initial offering of the original notes;

•	initial borrowings under our senior secured credit facilities and our senior unsecured bridge facilities;

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

On October 16, 2007, the borrowings under our senior unsecured cash pay bridge facility, our senior unsecured payment-in-kind (“PIK”)-option bridge facility and our senior subordinated unsecured bridge facility were repaid with the proceeds from the follow-on offering of the equal amounts of the additional original senior cash pay notes, original senior toggle notes and original senior subordinated notes, respectively.

We refer to these transactions, including the Merger and our payment of any fees and expenses related to these transactions, collectively as the “Transactions”.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair value. The purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets (such as corporate and product names, core and completed technology, and customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our successor financial statements subsequent to the Transactions are not comparable to our predecessor financial statements.

Competitive Strengths

We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic medical device market.

Broad Market Leadership. We are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over a decade. We have a large presence at U.S. hospitals, supplying products to over 60% of hospitals performing joint replacement surgery. In addition, we are the third largest manufacturer and marketer of dental reconstructive devices worldwide and maintain market leadership positions in the electrical stimulation and craniomaxillofacial fields.

Leading Research and Development Platform. We have a long history of innovation, engineering, quality and successful new product launches. Demonstrating our research and development leadership, we have launched approximately 900 new products in the past ten fiscal years and plan to introduce approximately 100 new products during fiscal 2010.

Strong Relationships with Surgeon Customers. Based on their satisfaction with our products, we enjoy long-standing relationships with our surgeon customers, many of which commence during the surgeons’ residency training programs. Our support of medical education programs provides important training opportunities for orthopedic surgeons early in their careers. In fact, supporting “hands-on” training provides opportunities for residents, fellows and attending surgeons to experience the clinical benefits of our products. Surgeons have historically exhibited limited willingness to switch manufacturers, as successful patient outcomes are related to the practitioners’ familiarity with the procedural characteristics and instrumentation of certain implants.

Consistently Strong Operating Cash Flow Generation. Our business is characterized by consistently strong operating cash flows due to our robust operating history and moderate capital intensity. We have continually increased revenues and profitability, with fiscal 2009 representing our 31st consecutive year of year-over-year net sales growth. Over the last 20 years, from fiscal 1989 to fiscal 2009, we increased net sales at a compounded annual growth rate of approximately 16%. We have sustained growth through multiple macro-economic cycles, demonstrating a stable business profile. In addition, we have historically had modest capital expenditure and working capital requirements providing for strong operating cash flow conversion.

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational level. Our team is led by Jeffrey R. Binder, a 17-year veteran of the orthopedic medical device industry, who was appointed President and Chief Executive Officer in February 2007. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer in June 2007 and brings 18 years of financial officer/controller experience in the medical device industry and five years of public accounting and auditing experience to Biomet. Glen A. Kashuba was appointed Senior Vice President and President of Biomet Trauma and Biomet Spine, or BTBS, in April 2007, having previously served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Gregory W. Sasso, who has been with Biomet for 24 years, was appointed Senior Vice President and President of Biomet Strategic Business Unit (SBU) Operations in June 2007. In February 2008, Jon C. Serbousek was appointed President of Biomet Orthopedics, having spent 8 years with Medtronic and 13 years with DePuy, for a current total of 22 years in the medical device industry. Even though each of Messrs. Binder, Florin, Kashuba and Serbousek has been with us for less than three years, the members of our senior management team have an average tenure of 14 years with us and an average tenure of 19 years in the medical device industry. During fiscal 2008, certain members of our management team made a contribution of new equity through cash equity contributions and/or rollover of existing equity interests in the Transactions.

Premier Equity Sponsorship. The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. and Texas Pacific Group are among the most well-known and respected financial sponsors in the world. The Sponsors have made investments in over 950 companies. The Sponsors and the Co-Investors contributed approximately $5,387.5 million of equity in connection with the Transactions, representing 46% of the total funding for the Transactions, as part of one of the largest private equity investments in history. The Sponsors have considerable experience in the healthcare sector with investments in companies such as Accellent Inc., HCA Inc., IASIS Healthcare Corporation, Quintiles Transnational Corp., DJO Inc. (formerly ReAble Therapeutics, Inc.) and Vanguard Health Systems, Inc., among others.

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

We believe the global uncertainty or recessionary environment has impacted the year over year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the low single digits. Because of this, management is taking multiple precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

Unfavorable conditions in the economy have had an adverse effect on our dental reconstructive business during fiscal 2009 as compared to the prior fiscal year principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a low single digit decline during the current global recessionary environment, compared to reported double digit growth in fiscal 2008.

Regulatory and Other Uncertainties

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

Outside of the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.

Business Strategy

We intend to enhance our position as a leading orthopedic medical device company by pursuing the following strategic initiatives:

Continue to Develop and Launch New Products and Technologies. In May 2009, we launched our New Product Introduction, NPI, Process worldwide. The NPI Process is a global portfolio and project management approach that we believe will help bring visibility and control to all commercial aspects of new product development projects. The process breaks the project down into six stages of work and further divides these stages by formal review gates. We will have a single database of all of our development projects that is easily filtered and sorted to generate customized project roadmaps that serve as communication tools providing visibility to all functional teams. The database is designed to prioritize and focus the portfolio and also ensure that the workload is properly resourced and managed across the business. Projects will be assessed against pre-determined gate criteria. Functional teams, along with the global portfolio review teams, will select and prioritize projects that are expected to help deliver the growth target, meet strategic drivers, can be adequately resourced, provide a balanced portfolio, and meet specific hurdle rates.

Enhance Surgeon Customer Relationships through Product Performance and Innovation. We intend to continue to meet the needs of our surgeon customers and hospital customers by providing clinically superior and innovative products that offer a cost-effective means of treating patients. Our success has been built on responsiveness to the needs of the health care community, the clinical performance of our products and our ongoing commitment to continued product innovation.

Expand Our Global Reach. We intend to continue to increase the geographic presence of each of our business categories. We believe there are considerable opportunities for global expansion as healthcare spending increases in international markets—the United States and Canada together accounted for approximately 60% of the global orthopedic market in 2008, but only approximately 5% of the world’s population. We particularly plan to focus on deepening our position in under-penetrated regions where we believe there are attractive opportunities for growth, including Asia and Latin America, by deploying more resources to capture market opportunities, as well as by leveraging our established worldwide manufacturing facilities and salesforce. We believe we can successfully grow our presence in these regions by differentiating ourselves as a provider with a comprehensive portfolio of leading musculoskeletal products.

Focus on Operational Efficiency. We believe we have identified significant opportunities to streamline operations. We believe that the historically decentralized nature of our management and decision-making structure creates opportunities to improve operational efficiency as we centralize operations and increase focus, coordination and accountability throughout the organization. Plans include manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses. These changes were initiated during fiscal 2008 and will continue through 2010 and beyond, and we believe will enable us to maximize asset utilization, optimize working capital and increase cash flow, as well as accelerate product development and enhance customer service.

Maximize Operating Cash Flow. We are focused on maximizing our operating cash flow. Over the last 20 years, we have generated significant operating cash flow due to our business growth, strong operating margins and modest capital expenditure and other cash requirements. These business fundamentals will be supplemented by recently implemented initiatives expected to improve working capital, which historically has not been a primary focus area of management. In addition, we believe we will benefit from identified cost savings as we believe we expect to enhance operational efficiencies. We plan to use available cash after capital expenditures primarily to reduce leverage and strengthen our balance sheet.

Products

We operate in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: Reconstructive Products, Fixation Devices, Spinal Products and Other Products. We have three reportable geographic markets: United States, Europe and International.

The following charts set forth our net sales by product category and geographic markets for the fiscal year ended May 31, 2009. For certain financial information concerning our product categories and geographic markets, see Note 12 to our audited consolidated financial statements included elsewhere herein.

Reconstructive Products

Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees, hips and shoulders, but we produce other joints as well. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

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

Our newest and most comprehensive total knee system, the Vanguard® Complete Knee System, accommodates up to 145 degrees of flexion and offers full interchangeability of the system’s components to provide for a precise fit for each patient. The Vanguard® System may be implanted using our Premier™ Instrumentation for a conventional procedure or our Microplasty® Minimally Invasive Total Knee Instrumentation that is designed to reduce incision size and surrounding soft tissue disruption, to potentially allow for reduced blood loss, a shortened hospital stay, reduced postoperative pain and less time spent in rehabilitation, as compared to a conventional procedure. During fiscal 2009, we continued the development efforts for the rotating platform version of the Vanguard® Complete Knee System. We continued the introduction of the Signature™ Personalized Patient Care Program during fiscal 2009. The initial introduction was designed specifically for primary knee procedures. The Signature™ program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The Signature™ program was developed through a partnership with Materialise, a world leader in custom guides for the dental industry, and we believe this technology may be expanded to other orthopedic applications.

We introduced the Regenerex® Primary Tibial Tray during the second half of fiscal 2009. The Regenerex® Primary Tibial Tray combines advanced Regenerex® porous metal technology, which allows for biologic fixation, with a proven tibial tray design. In addition to Regenerex® , we introduced E1™ Antioxidant Infused Technology Tibial Bearings during the second half of fiscal 2009. The E1™ technology provides Vitamin E infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics.

We continue to be a market leader in addressing the increasing demand from practitioners and patients for procedures and products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which is a mobile-bearing unicondylar knee that utilizes a minimally-invasive technique, continues to experience strong global sales. The Oxford® Partial Knee, which was introduced in the United States during fiscal 2005, is currently the only free-floating meniscal bearing unicompartmental knee system approved by the United States Food and Drug Administration, or FDA, for use in the United States. Our offering of minimally-invasive partial knee systems also includes the Alpina™ Unicompartmental Knee (which is not currently available in the United States); the Vanguard M™ Series Unicompartmental Knee System, a modified version of the Oxford® Partial Knee that incorporates a fixed-bearing tibial component as opposed to a free-floating tibial bearing; and the Repicci II® Knee System that is now being distributed by our sports medicine subsidiary.

Hip Systems. A total hip replacement involves the replacement of the head and neck of the femur and the acetabulum and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Acetabular components include a prosthetic replacement of the socket portion, or acetabulum, of the pelvic bone. Because of variations in human anatomy and differing design preferences among surgeons, we manufacture femoral and acetabular prostheses in a variety of sizes and configurations. We offer a broad array of total hip systems, most of which utilize titanium or cobalt chromium alloy femoral components and our patented ArCom®, ArComXL® or E1™ polyethylene-lined, metal-on-metal or ceramic-on-ceramic acetabular components. Many of the femoral prostheses utilize our proprietary PPS® Porous Plasma Spray coating, which enables cementless fixation.

Out of our broad product platform of hip stem offerings, the Taperloc® Hip System has become our best-selling component. The Taperloc® Stem is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped implant designed to provide high levels of durability and stability in a design that is relatively simple to implant and is particularly well-suited for minimally-invasive procedures. We also offer the Taperloc® Microplasty® Stem that addresses the demand for a minimally-invasive, bone-conserving total hip implant. The shorter length of the Microplasty® Stem, compared to a traditional hip stem, allows for preservation of distal bone, while maintaining proximal femoral bone fixation.

Our comprehensive Microplasty® Minimally Invasive Hip Program includes proprietary products from our broad array of hip implants, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. Our minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine approach, which is an intermuscular surgical approach.

During the second half of fiscal 2009, we launched the Echo® Bi-Metric® stem which is a cementless press-fit stem for the primary total hip procedures. The Echo® Bi-Metric® stem utilizes proven features of the Integral® and Bi-Metric® stems while integrating new design features to further enhance clinical performance accommodating a wider range of femoral canals, allowing for increased range of motion, and providing standard and lateralized offset options to restore biomechanics.

In our acetabular portfolio, our M2a-Magnum™ Articulation System incorporates large diameter metal-on-metal components designed to more closely resemble the natural anatomy, offering joint mechanic restoration with improved range of motion and joint stability. We continue to market ArComXL®, which is a second-generation highly crosslinked polyethylene bearing material based on our proven ArCom® polyethylene. ArComXL® polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging. During fiscal 2007, we received FDA clearance to market acetabular hip liners manufactured from E1™ Highly Crosslinked Polyethylene. We believe E1™ liners are the world’s first Vitamin E stabilized highly crosslinked polyethylene products to be introduced to the market. Vitamin E is a natural antioxidant and is expected to provide optimal oxidation resistance for the implant bearings used in our total joint replacements.

The ReCap® Total Resurfacing System is a bone-conserving hip product currently used outside the United States for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. We commenced a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal 2006 and there were approximately 270 patients enrolled in the study as of May 31, 2009. The FDA recently accepted the concept of including European clinical data to support our U.S. Pre-Market Approval submission, subject to further review of the data after submission. We believe the potential exists to bring this product to the U.S. market during the calendar year 2011.

We introduced the Regenerex® RingLoc®+ Modular Acetabular System during fiscal 2008 and it continued to be a strong growth driver during fiscal 2009. The Regenerex® Construct provides design flexibility and solutions for difficult primary and revision cases. The advanced titanium scaffold structure of the Regenerex® Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and the Regenerex® construct is expected to be the material of choice for porous metal constructs.

Extremity Systems. We offer a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has approximately 20 years of positive clinical results in the United Kingdom. This system was expanded to include the Copeland™ EAS™ Extended Articular Surface Humeral Resurfacing Head designed to address rotator cuff arthropathy.

The initial release of the Comprehensive® Primary Shoulder occurred at the end of fiscal 2007. This initial release included the standard and mini length Comprehensive® Primary Stems and the Versa-Dial® Heads, as well as the hybrid glenoids. The Comprehensive® Primary System was fully released by the end of fiscal 2008 and received excellent market acceptance during fiscal 2009.

During the fourth quarter of fiscal 2009, we introduced the Comprehensive® Reverse Shoulder System which offers superior intraoperative flexibility. This is our first reverse shoulder introduction that will utilize the Comprehensive® platform stems, providing for cemented or cementless use. This system was designed to eliminate scapular notching by incorporating a more anatomic center of rotation utilizing our Versa-Dial® glenospheres.

Our T.E.S.S™ Total Evolutive Shoulder System continues to receive strong market acceptance in Europe. The T.E.S.S™ System, which is only available outside the United States, is a complete system that can be used in all indications of shoulder arthroplasty.

Dental Reconstructive Devices. Through our subsidiary, Biomet 3i, LLC (formerly Implant Innovations, Inc.), or Biomet 3i, we develop, manufacture and market products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive devices and related instrumentation, bone substitute materials and regenerative products and materials. A dental implant is a small screw, normally constructed of titanium or titanium alloy, which is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth.

Biomet 3i’s historical flagship product, the OSSEOTITE® product line, features a patented micro-roughened surface technology, which allows for early/immediate loading and improved bone integration to the surface of the implant compared to machined surfaced implants. In fiscal 2007, Biomet 3i further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. The NanoTite™ Implant was initially introduced in Certain® Implant configurations, which is an internal connection system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when restorative abutments and ancillary components are seated into the implant. In addition, the  6/12 point connection design of the Certain® Implant System offers enhanced flexibility in placing the implant when preangled abutments are used. In fiscal 2009, Biomet 3i continued to build on the fiscal 2008 introduction of the NanoTite™ Implant line by introducing the NanoTite™ Certain® Tapered PREVAIL® configuration. This implant is designed to enhance crestal bone preservation as a result of its integration of Platform Switching™, a medialized Implant-Abutment-Junction that has been demonstrated to limit the reformation of soft and hard tissue at the bone crest. This is the first tapered geometry implant available from Biomet 3i that includes the platform switching concept.

In the site preparation category of the dental product portfolio, Biomet 3i completed beta evaluations of its Navigator® CT Guidance Instrumentation Kits, commercially launched this product during the third quarter of fiscal 2008. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this can result in accurate implant placement when combined with the depth and rotational control offered by the Biomet 3i instrumentation. As implant placement position can be replicated as planned, this can also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery thereby allowing for a complete implant restoration in one patient visit.

On the regenerative side of the site preparation portfolio, Biomet 3i has bolstered its bone grafting product and service offering. An exclusive agreement was signed with the University of Miami Tissue Bank for domestic representation of its dental allograft materials. The RegenerOss® Allograft Putty became available during the third quarter of fiscal 2008. This material features a demineralized bone matrix material in a non-toxic lecithin carrier conveniently offered in a syringe-based delivery system. In the fourth quarter of fiscal 2008, Biomet 3i introduced Endobon™ Xenograft Granules. This bovine-derived particulate bone grafting material is suitable for use in a wide range of dental related bone defects and offers improved handling characteristics and packaging versus some of the competitive products in this category.

During fiscal 2009, Biomet 3i launched its Encode® Complete patient-specific abutment technology. This enhancement of the baseline Encode® abutment offering will allow Biomet 3i to fabricate an abutment and orient implant body analogs into the proper position in a stone master model. This can allow for the complete fabrication of a restoration from one supragingival impression, which is significantly easier than present techniques and a potential opportunity to get more general dentists involved in implant therapy. The quality of these abutments and the ability to save significant chair time will also be of potential benefit to more experienced restorative dentists. Material choice for Encode® Complete abutment fabrication was expanded in fiscal 2009 to include Zirconia options for the fabrication of aesthetic, all-ceramic restorations.

Other Reconstructive Products and Services. Our PMI® Patient-Matched Implant services group designs, manufactures and delivers custom reconstructive devices to orthopedic specialists. We believe this service continues to enhance our reconstructive sales by strengthening our relationships with orthopedic surgeons and augmenting our reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, our PMI® group utilizes a three-dimensional, or 3-D, bone reconstruction imaging system. We use computed tomography, or CT, data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, our PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers, working closely with the surgeon, to create a PMI® design for the actual manufacturing of the custom implant for the patient.

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

Additional products and services for reconstructive indications include bone substitute materials and services related to allograft material. Our allograft services address several market segments, including the orthopedic and dental reconstructive segments, as well as the spinal, craniomaxillofacial and sports medicine segments.

We also offer the GPS® III Platelet Separation System, a device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single spin process. The GPS® III System is designed to provide a high percentage of platelet concentrate and we believe that this device has broad potential applications in the reconstructive and spine markets.

Fixation Devices

Our fixation products include electrical stimulation devices (excluding spine applications), external fixation devices, craniomaxillofacial fixation systems, internal fixation devices and bone substitute materials utilized in fracture fixation applications. Our craniomaxillofacial fixation products are marketed by our subsidiary, Biomet Microfixation, LLC, or Biomet Microfixation. All other fixation products are marketed primarily by Biomet Trauma.

Electrical Stimulation Systems. We are a market leader in the electrical stimulation segment of the fixation market. The FDA has acknowledged our extensive preclinical research documenting the Mechanism of Action for our pulsed electromagnetic field, or PEMF, capacitive coupling and direct current technologies. The Mechanism of Action for these technologies involves the stimulation of a cascade of bone morphogenic proteins (BMPs) as well as angiogenesis, chondrogenesis and osteogenesis.

The EBI Bone Healing System® is a non-invasive bone growth stimulation device indicated for the treatment of recalcitrant bone fractures (non-unions), failed fusions and congenital pseudarthrosis that have not healed with conventional surgical and/or non-surgical methods. The non-invasive bone growth stimulation devices sold by us generally provide an alternative to surgical intervention in the management of these bony applications. The EBI Bone Healing System® units produce low-energy PEMF signals that induce weak pulsing currents in living tissues that are exposed to the signals. These pulses, when suitably configured in amplitude, repetition and duration, affect living bone cells to differentiate, migrate and proliferate. The Mechanism of Action behind the PEMF technology involves the stimulation of growth factors involved in normal bone healing. Biomet Trauma’s preclinical research demonstrates that PEMF signals increase a number of growth factors, such as TGF-ß, BMP-2 and BMP-4, which are normal physiological regulators of the various stages of bone healing, including angiogenesis, chondrogenesis and osteogenesis. The EBI Bone Healing System® unit may be utilized over a patient’s cast, incorporated into the cast or worn over the skin.

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

We also offer an implantable option when bone growth stimulation is required in conjunction with, or subsequent to, surgical intervention. The Biomet® OsteoGen™ surgically implanted bone growth stimulator is an adjunct treatment when bone grafting and surgical intervention are required to treat recalcitrant (non-union) fractures in long bones. The Mechanism of Action behind our direct current stimulation technology involves the stimulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. In addition, electrochemical reactions at the cathode lower oxygen concentrations and increase pH.

The trauma hardware market can be segmented into two product classifications: External Fixation Devices and Internal Fixation Devices.

External Fixation Devices. External fixation devices are utilized to stabilize fractures when alternative methods of fixation are not suitable due to a variety of clinical indications including treatment of open fractures. We offer a complete line of systems that address the various segments of the trauma and reconstructive external fixation marketplace. The DynaFix® and DynaFix® Vision™ Systems are innovative, modular external fixation devices intended for use in complex trauma situations involving upper extremities, the pelvis and lower extremities.

A key driver in our external fixation portfolio is the Biomet® Vision™ FootRing™ System, which is a comprehensive system designed for the treatment of osteotomies, arthrodesis and fracture fixation indications. This system offers expanded indications for both trauma and reconstructive procedures. The simplified, snap-fit application of all components to the Biomet® Vision™ FootRing™ System can be configured into a multitude of constructs ranging from simple fractures to complex reconstruction. This system is made of lightweight, carbon fiber, which is radiolucent and also provides for increased patient comfort. Biomet Trauma also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion, articulated fixation and deformity correction applications.

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

We develop, manufacture and/or distribute innovative products that fit into key segments of the fixation marketplace. Our flagship product used for the treatment of hip fractures is the Biomet® Peritrochanteric Nail System that incorporates an innovative single lag screw to minimize soft tissue impingement. In conjunction with the VHS® (a registered trademark of Implant Distribution Network, Ltd.) System, the Biomet® Peritrochanteric Nail System offers a choice of internal fixation options for the treatment of hip fractures.

Other innovative nailing products include the Biomet® Pediatric Locking Nail (PLN) and the Biomet® WIN™ Flexible Nail to complement our pediatric product line. The PLN, a customizable locking nail, was designed to provide stable fixation of femur fractures in children. The WIN™ Nail is manufactured of titanium alloy and is intended to treat a variety of long bone fractures.

In the area of locked plating designs, the OptiLock® Periarticular Plating System is a unique, pre-contoured plating system designed for fixation of periarticular lower extremity fractures. This system incorporates SphereLock™ technology that allows the surgeon to utilize locked or unlocked screws in various diameters through any hole in the plate, while incorporating minimally-invasive techniques. The OptiLock® System includes applications for the treatment of proximal tibial, distal femoral and distal tibial/fibular fractures. Often used in conjunction with our Biomet® Vision™ Pin-to-Bar System for temporizing fixation, the OptiLock® Periarticular Plating System provides surgeons with a comprehensive system to address a variety of simple and complex periarticular fractures.

During the first quarter of fiscal 2009, we introduced two innovative products targeted at the foot and ankle market segment, the Phoenix™ Ankle Arthrodesis Nail and the ForeRunner™ Mid-Foot Fusion Plating System. The Phoenix™ Ankle Arthrodesis Nail System is the only pan-talar ankle nail on the market that has a dual stage locking and compression capability. Through the innovative CoreLock™ technology, the Phoenix™ Ankle Arthrodesis Nail allows for internal talar compression, followed independently by locking of the calcaneal screws. The Forerunner™ Mid-Foot Fusion Plating System, is a low profile, comprehensive system that complements our current product offerings in the foot & ankle market segment. This is a low profile, comprehensive system designed for fixation in the foot and ankle. The Forerunner™ Plating System featuring SphereLock™ technology offers a wide range of plates with varying lengths between screw holes, as well as multiple screw diameters that provide for unlimited combinations for the unique and complicated structure of the foot. Both of these systems have been quickly embraced by foot and ankle surgeons with positive feedback related to intra-operative efficiencies and clinical experience.

As we refocused our efforts in the upper extremity market, Biomet Trauma initiated a limited release of the OptiLock® Proximal Humeral Plating System during the third quarter of fiscal 2009. The system is intended for fixation of fractures, osteotomies and non-unions of the humerus. Featuring SphereLock™ technology, this product offers an anatomically contoured, low profile plate with optimized bone screw trajectories that allow for minimal soft tissue impingement. Surgeon feedback continues to be positive with respect to clinical results, implant design and instrumentation.

During the fourth quarter of fiscal 2009, Biomet Trauma released the PTN Lag Screws with OSSEOTITE™ surface treatment. The patented OSSEOTITE™ surface featured on the threads of the PTN lag screws is produced via a dual-acid etching process that creates a roughened titanium alloy surface. Since its original introduction by Biomet 3i for use in dental implants over a decade ago, the OSSEOTITE™ surface has demonstrated a significantly higher Bone-To-Implant-Contact (BIC) than standard titanium machined implants.

Craniomaxillofacial Fixation Systems. We manufacture and distribute craniomaxillofacial, neurosurgical, and thoracic titanium and resorbable implants, along with associated surgical instrumentation, which are principally marketed to craniomaxillofacial, neurosurgical, plastic, ear/nose/throat, pediatric and cardiothoracic surgeons through Biomet Microfixation. We offer HTR-PMI Hard Tissue Replacement implants for repair of severe cranial defects and bone substitute materials for use in craniomaxillofacial and neurosurgical applications. Innovative solutions are also offered for oral and maxillofacial surgeons with an off-the-shelf Total Mandibular Joint Replacement System and other new products to diagnose and treat temporomandibular joint syndrome, including in-office scope systems and arthrocentesis procedure products.

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

Biomet Microfixation introduced Allogenix™ Plus bone graft material during fiscal 2008. This material combines the lecithin-based Allogenix™ Demineralized Bone Matrix with Pro Osteon® granules, resulting in an improved bone graft material. When presented with a patient demonstrating a bone defect, such as a fractured bone or bone loss due to removal of a tumor, the treating surgeon may remove a portion of bone from the patient at a second site to use as a graft to induce healing at the site of the defect. By combining a scaffold with an osteoinductive source, the need for a second procedure in order to harvest bone chips for use as a scaffold may be eliminated.

Bone Substitute Materials. Bone substitute materials offer an alternative to the creation of a graft site, as well as the costs associated with this additional surgical procedure. Depending on the specific use of the bone substitute material, it can have reconstructive, fixation or spinal applications. We also provide the InterGro® line of DBM materials (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM materials use lecithin as a carrier, which is a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation.

Spinal Products

Our spinal products include electrical stimulation devices for spinal applications, spinal fixation systems and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine and Biomet Osteobiologics trade names.

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

The SpinalPak® II Spine Fusion Stimulator utilizes capacitive coupling technology to enhance fusion incorporation. The Mechanism of Action behind the capacitive coupling stimulation technology involves the upregulation of osteopromotive factors that modulate normal bone healing, such as TGF-ß1 and PGE2. The device consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® II System is patient-friendly, enhancing comfort whether the patient is standing, sitting or reclining, and optimizes compliance with the treatment regimen to enhance fusion success.

The SpF® PLUS-Mini Spine Fusion Stimulator offers the highest current density available in one-third of the size of the original SpF® PLUS Spine Fusion Stimulator. The surgically-implanted SpF® PLUS-Mini Spine Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The Mechanism of Action behind our direct current stimulation technology involves the upregulation of a number of osteoinductive growth factors including BMP-2, -6 and -7 and the BMP-2 receptor ALK2, which are normal physiological regulators of various stages of bone healing, including chondrogenesis and osteogenesis. The SpF® Stimulator has exhibited a 50% increase in fusion success rates compared to fusions with autograft alone.

Spinal Fixation Systems. We market spinal fixation devices for various spinal fusion applications. In the thoracolumbar market segment, we offer several systems. The Array® System is available in titanium or stainless steel, provides a single locking setscrew featuring V-Force™ Thread Vertical Vector Technology designed to enhance the intraoperative ease of use for the surgeon. During fiscal 2006, we launched the Array® Deformity Spine System, which includes various styles of screws, hooks and rods for scoliosis correction. A more recent product offering is the Polaris™ Spine System, a low profile, top-loading, thoracolumbar system utilizing a patented Helical Flange® (a registered trademark of Roger P. Jackson) closing mechanism. This feature minimizes the potential for cross-threading and seat splay, simplifying the implant closing procedure for the surgeon. The Polaris™ System is available in titanium or stainless steel and in 6.35mm or 5.5mm rod diameters, with various screw, hook and rod options.

We also offer a variety of spacer products for the thoracolumbar market segment. The Solitaire™ Anterior Spinal System is a stand-alone device with numerous implantation options for intraoperative flexibility. This system is available with implants manufactured from titanium or PEEK-OPTIMA® (a registered trademark of Invibio, Limited ) polymer, an implant option for increased radiographic fusion assessment. Another spacer offering is, the TPS™-TL System, which features a patented telescoping plate design, allowing the surgeon to fit the implant to the defect, while integrating the functions of an anterior plate and vertebral column spacer. We also offer the ESL® (Elliptically Shaped Lumbar), C-Thru™ and Ibex™ thoracolumbar spacers. All three of these spacers feature open designs to permit ample space for bone graft placement. The ESL® System has an elliptical shape, offering optimal surface contact with the vertebral body endplates. The Ibex™ System is curved to conform to the anterior shape of the adjacent vertebral body. The ESL®, C-Thru™ and Ibex™ thoracolumbar spacers are available in PEEK-OPTIMA® (a registered trademark of Invibio, Limited) polymer for increased radiographic fusion assessment.

For cervical applications, the open design of the VueLock® Anterior Cervical Plate System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. We also offer the C-TEK® Anterior Cervical Plate, which provides a non-constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made of titanium, the C-TEK® Plate offers both fixed and variable screws in a wide variety of diameters and lengths and features a unique locking mechanism to prevent screw back out. In fiscal 2009, we introduced the C-Tek® MaxAn™ Anterior Cervical Plate System, which incorporates technology developed by Gary K. Michelson, M.D. This unique design allows for maximum angulation of the screws, permitting the surgeon to utilize a shorter plate, which helps optimize plate placement to potentially prevent impingement of the adjacent healthy disc.

For cervical and upper thoracic procedures, we offer the Altius™ M-INI™ Occipito-Cervico-Thoracic Spinal Fixation System, which features top-loading screws and a 3.5mm rod for maximum strength. This system also incorporates Helical Flange® (a registered trademark of Roger P. Jackson) Locking Technology. Occipital fixation is also available with the Altius™ M-INI™ System, featuring a low-profile plate that is placed independently from the rod, allowing for easier assembly and less rod contouring.

Minimally-invasive surgery is of growing interest in the practice of many spine surgeons. A minimally-invasive approach to spine surgery has demonstrated the potential for less morbidity, decreased blood loss and less time in rehabilitation. In the minimally-invasive surgery market, we offer the Ballista™ Percutaneous Pedicle Screw Placement System and the AccuVision® Minimally Invasive Access System. Both systems were launched in the United States during fiscal 2009.

To address the vertebral body compression fracture market, we offer two systems designed for the delivery of materials to weakened bone structures, including the CDV™ and LP2™ Delivery Systems. Through a series of dilating cannulae and various instruments, the systems allow the surgeon to access the anatomy through a percutaneous approach and safely deliver high viscosity material under low, controlled pressure. The CDV™ Delivery System offers the ability to biopsy before delivery.

Bone Substitute and Allograft Materials. Traditional spinal fusion surgery includes the use of a spinal fixation device in conjunction with a bone substitute or bone graft material to increase the likelihood of successful bone fusion. Pro Osteon® 200R and Pro Osteon® 500R are bone graft substitutes made from marine coral. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is intended to be replaced with natural bone during the healing process. Pro Osteon® 200R is available as granules, while Pro Osteon® 500R is available in granules and blocks. The Biomet® PlatFORM ™ Demineralized Bone Matrix, or DBM, derived exclusively from human bone, is an osteoconductive, osteoinductive and osteogenic matrix. This material consists of freeze-dried flexible and pliable sheets of demineralized bone matrix putty for use as a bone void filler. The Biomet ® PlatFORM ™ DBM can be utilized alone or in combination with autologous bone or other forms of allograft and can be rehydrated with bone marrow aspirate for use in posterolateral spine fusions. Since this matrix has no synthetic additives, this eliminates any surgeon concern regarding toxicity of certain carriers currently used in other DBMs. We also have available the InterGro® line of DBM materials (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM materials use lecithin as a carrier, which is a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation.

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

Motion Preservation Products. We have suspended our Investigational Device Exemption pilot study for the Regain® Lumbar Artificial Disc. We will continue to follow the patients as required. The Company has made a decision to refocus our organic development efforts in next generation, non-anterior MIS approaches, leveraging our domain knowledge of the space and our unique MIS portfolio and access instruments. As such, we have also suspended further development on the Min-T™ total lumbar ceramic, artificial disc, which was also based on an anterior surgical approach. In order to address the cervical artificial disc opportunity, the Company is continuing to develop next generation designs utilizing innovative materials and geometries.

Other Products

We also manufacture and distribute numerous other products, including orthopedic support products (also referred to as softgoods and bracing products), arthroscopy products, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Arthroscopy Products. We manufacture and market a line of arthroscopy products through our subsidiary, Biomet Sports Medicine, LLC, or Biomet Sports Medicine. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Our principal products consist of the EZLoc™ Femoral Fixation Device, the WasherLoc™ Tibial Fixation Device, LactoSorb® resorbable arthroscopic fixation products, the ALLthread™ Suture Anchor, the MaxFire™ Meniscal Repair Device with ZipLoop™ Technology and ToggleLoc™ with ZipLoop™ Technology, and the InnerVue™ Diagnostic Scope system, which utilizes a needle scope to diagnose knee and shoulder conditions in a physician’s office.

Orthopedic Support Products. We distribute a line of orthopedic support products under the Biomet Bracing name, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints.

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

For fiscal 2009, for the period July 12, 2007 through May 31, 2008, for the period June 1, 2007 through July 11, 2007, and for fiscal 2007, we expended $93.5 million, $82.2 million, $34.0 million and $85.6 million, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. Our principal research and development efforts relate to our orthopedic reconstructive devices, spinal fixation products, revision orthopedic reconstructive devices, dental reconstructive devices, arthroscopy products, resorbable technology, biomaterial products and autologous therapies.

We have launched approximately 900 new products during the past ten fiscal years and plan to introduce approximately 100 new products during fiscal 2010.

Patents and Trademarks

We believe that patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, we continue to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we have any single patent or license (or series of patents or licenses) that is material to our operations, consolidated revenues, or earnings. We currently have more than 1,300 patents and in excess of 680 pending patent applications.

BIOMET is our principal registered trademark throughout the world, and registrations have been obtained or are in process with respect to various other trademarks associated with our products. Unless otherwise noted in this annual report, all trademarks contained herein are owned by Biomet, Inc. or one of its affiliates and subsidiaries.

Government Regulation

Most aspects of our business are subject to some degree of government regulation in the countries in which our operations are conducted. It has always been our practice to comply with all regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct and Ethics, various other compliance policies and through the responsibility of the Audit Committee of the Board of Directors to review our systems of internal control, our process for monitoring compliance with laws and regulations and our process for monitoring compliance with our Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. We devote significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to our business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. We believe that we are no more or less adversely affected by existing government regulations than are our competitors.

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

Sales and Marketing

We have diligently worked to attract and retain qualified, well-trained and motivated sales representatives. The breadth of our product offering and the quality of our salesforces collaborate to create synergies that we believe uniquely position us to continue to efficiently penetrate the musculoskeletal market. In the United States, our products are marketed by a combination of independent commissioned sales agents and direct sales representatives, based on the specific product group being represented. In an effort to ensure the continuity of our relationships with the independent third-party distributors who represent Biomet Orthopedics and as a result of a competitor’s efforts to try and hire our existing distributors and sales representatives, we incurred $2.0 million in fiscal year 2009, $24.0 million for the period from July 12, 2007 through May 31, 2008, $18.0 million for the period from June 1, 2007 through July 11, 2007, and $39.0 million in fiscal 2007, which negatively affected our results of operations for these periods. In Europe, our products are promoted by sales representatives employed by subsidiaries, independent third-party distributors, and some independent commissioned sales agents, based primarily on the geographic location. In the rest of the world, we maintain direct selling organizations in ten countries, as well as independent commissioned sales agents and independent third-party distributors in other key markets. In aggregate, our products are marketed by approximately 3,000 sales representatives throughout the world.

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

We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2009, inventory of approximately $223.3 million was located with these distributors, salespersons and customers. We maintain trade accounts receivable balances based on credit terms that are generally consistent with industry and local market practices.

Distribution

We operate distribution facilities domestically in Warsaw, Indiana; Irvine, California; Palm Beach Gardens, Florida; Parsippany, New Jersey; Jacksonville, Florida; Fair Lawn, New Jersey; Ontario, California and internationally in Valence, France; Berlin, Germany; Dordrecht, The Netherlands; Valencia, Spain; Sjobo, Sweden; Bridgend, South Wales; Swindon, England; Tokyo, Japan; Seoul, Korea; North Ryde, Australia; Jinhua, China; and Changzou, China. We generally ship our orders via expedited courier service. Our backlog of firm orders is not considered material to an understanding of our business.

Competition

Our business is highly competitive. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. Major competitors in our four product categories are set forth below by market category.

Reconstructive Products

Our orthopedic reconstructive devices compete with those offered by DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.) and Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.). Management believes these four companies, together with Biomet, have the predominant share of the global orthopedic reconstructive device market. We believe that our prices for orthopedic reconstructive devices are competitive with those in the industry. We believe that our future success will depend upon, among other things, our service and responsiveness to our distributors and orthopedic specialists, the continued excellent clinical results of our products, and upon our ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

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

Our external and internal fixation devices compete with other such devices primarily on the basis of price, ease of application and clinical results. The principal competitors in the external fixation market are Smith & Nephew plc, Stryker Trauma (a division of Stryker Corp.), Synthes, Inc. and Orthofix, Inc. (a subsidiary of Orthofix International N.V.). Our internal fixation product lines compete with those of Synthes, Inc., DePuy, Inc. (a Johnson & Johnson company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Smith & Nephew plc and Stryker Trauma (a division of Stryker Corp.).

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

Other Products

Our craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by Synthes, Inc., Stryker Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc. and Codman (a Johnson & Johnson company).

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

Raw Materials and Supplies

The raw materials used in the manufacture of our orthopedic reconstructive devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With the exception of limitations on the supply of polyethylene powder, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials. However, based on our current relationship with our suppliers, we do not anticipate a material shortage in the foreseeable future. Further, we believe that our inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of our operations are not materially dependent on raw material costs.

We purchase all components of our electrical stimulators from approximately 190 outside suppliers, approximately 40 of which are the single source of supply for the particular product. In most cases, we believe that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before our orders could be filled.

Coral is the primary raw material utilized to manufacture certain of our Pro Osteon® products. The coral used in Pro Osteon® products is sourced from two genera located in a variety of geographic locations. Our primary source of coral has historically been the tropical areas of the Pacific and Indian Oceans. Although we obtain our coral from a single supplier, for which an alternate supplier has not been identified, we believe that we have an adequate supply of coral for the foreseeable future.

We purchase the materials to produce our dental products from approximately 69 suppliers, approximately 58 of which are the single source of supply for the particular product. We believe that, in the event of a shortage, there are readily available alternative sources of supply for single-source products, and we maintain an inventory of materials sufficient to meet any short-term shortages of supply.

Environmental Matters

We are subject to various federal, state and local laws and regulations regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance with such laws and regulations will materially affect our capital expenditures, results of operations or financial condition.

Employees

As of May 31, 2009, our domestic operations (including Puerto Rico) employed 3,548 persons, of whom 1,903 were engaged in production and 1,645 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 3,559 persons, of whom 1,821 were engaged in production and 1,738 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees is represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin and Dieburg, Germany; Valence, France; Swindon, United Kingdom; Sjöbo, Sweden; and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.

The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, and Changzhou, Jiangsu Province, China are growing and currently include approximately 600 persons which are included in the numbers above.

Item 1A.	Risk Factors

The following factors, among others, could cause our future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks identified in this section are not exhaustive. We operate in a dynamic and competitive environment. New risk factors affecting us emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any single factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements as a prediction of actual results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business or results of operations in the future. In addition, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of our risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance. Any of the following risks could materially adversely affect our business, financial condition, results of operations or cash flows.

Risks Relating to Our Business

Our future profitability depends on the success of our reconstructive products.

Sales of our reconstructive products accounted for approximately 74% of our net sales for the year ended May 31, 2009 and for the period July 12, 2007 to May 31, 2008, and 71% of our net sales for the period June 1, 2007 to July 11, 2007 and for fiscal 2007. We expect sales of reconstructive products to continue to account for a significant portion of our aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect our business,financial condition, results of operations and cash flows.

If we are unable to continue to develop and market new products and technologies in a timely manner or at all, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.

The market for our products is highly competitive and dominated by a small number of large companies. We are continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our growth rate. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals and clearances for future products could result in delayed realization of product revenues or in substantial additional costs which could have a material adverse effect on our business or results of operations. In addition, if our competitors’ new products and technologies reach the market before our products, they may gain a competitive advantage or render our products obsolete. See “Business—Competition” elsewhere in this annual report for more information about our competitors. The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, and manufacture and deliver products and instrumentation in sufficient volumes on time.

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

Our business, financial condition, results of operations and cash flows could be significantly and negatively affected by substantial government regulations.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Overall, there appears to be a trend toward more stringent regulation throughout the world, and we do not anticipate this trend to dissipate in the near future.

In general, the development, testing, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, we are required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a myriad of complex laws and regulations governing Medicare and Medicaid reimbursement and health care fraud and abuse laws, with these laws and regulations being subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

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

Any of these actions, in combination or alone, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things: clinical efficacy, product standards, packaging requirements, labeling requirements, import/export restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of relevant foreign qualifications also could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations.

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

In April 2009, we became aware of a qui tam complaint originally filed in March 2005 by an individual plaintiff against the principal manufacturers of bone growth stimulation devices, including us, our parent, LVB Acquisition, Inc., and our subsidiary, EBI. The U.S. District Court for the District of Massachusetts ordered that the complaint be unsealed on March 24, 2009, but we have not been notified that a summons and complaint have been served on any registered agent of us, our parent or EBI. The complaint alleges a cause of action under the False Claims Act and appears to focus on alleged reimbursement-related false claims associated primarily with the sale versus the rental of those devices. We believe that this complaint is related to the subpoena issued by the Department of Justice requesting documentation relating to EBI’s osteogenesis and bone growth stimulation devices, as described below. We are currently in the process of evaluating the complaint. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, we received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts requesting various documents purportedly relating to EBI’s osteogenesis and bone growth stimulation devices. We are currently in the process of evaluating the scope of the subpoena and intend to fully cooperate with the request of the Department of Justice. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

We received a Civil Investigative Demand (“CID”) issued by the Commonwealth of Massachusetts Office of the Attorney General (“Massachusetts AG”) on or about November 19, 2007. The CID requested documents for the period November 1, 2003 to the present concerning certain physicians and provider groups, including, among other things, documents concerning any contracts or agreements with, and any payments made to, those physicians or provider groups. We have produced documents in response to the CID, and intend to continue to cooperate with the Massachusetts AG. It is not possible at this time to predict the likely outcome of this inquiry or its financial impact should the outcome be adverse to us.

On May 7, 2009, we received a subpoena from the Attorney General of New Jersey requesting various documents relating to the financial interests and arrangements of physicians conducting clinical trials for or on our behalf for which financial forms were submitted to the FDA. We are currently in the process of evaluating the scope of the subpoena and our response. According to a news release issued by the Attorney General of New Jersey, subpoenas have also been issued to other major medical device manufacturing companies seeking similar information. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

From time to time, we have been, and may be in the future, the subject of additional investigations. If, as a result of these investigations, we are found to have violated one or more applicable laws, our business, financial condition, results of operations and cash flows could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales may decline if our customers do not receive adequate levels of reimbursement from third-party payors for our products and if certain types of healthcare reform programs are adopted in our key markets and other administration proposals.

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

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to; 1) limitations on the deferral of U.S. taxation of foreign earnings; 2) limitations on the ability to claim and utilize foreign tax credits; and 3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional approval. However, if any of these proposals are enacted into law, they could impact the Company’s effective tax rate.

Compliance with the terms of the Corporate Integrity Agreement requires cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.

On September 27, 2007 we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute. Through the agreement, the U.S. Attorney’s Office agreed not to prosecute Biomet, Inc. and our wholly-owned subsidiary Biomet Orthopedics, Inc. in connection with this matter, provided that we satisfied our obligations under the agreement for 18 months subsequent to September 27, 2007. The agreement called for the appointment of an independent monitor to review our compliance with the agreement, particularly in relation to our consulting agreements. The independent monitor filed a final report with the U.S. Attorney’s Office for the period from September 27, 2007 through March 1, 2009. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

As part of the resolution of this matter, we entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG-HHS. The agreement requires us for 5 years subsequent to September 27, 2007 to continue to adhere to our Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

We are committed to continuing to devote sufficient resources to meet our obligations under the Corporate Integrity Agreement. Compliance with this agreement requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.

The ongoing informal investigation by the United States Securities and Exchange Commission and the United States Department of Justice regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On September 25, 2007, we received a letter from the SEC informing us that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. On November 9, 2007, we received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. We continue to fully cooperate with both requests and we are in the process of conducting our own review relating to these matters in certain countries in which we and our distributors conduct business and have met and expect to continue to meet with the SEC and the DOJ to update them on the status of our review.

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

As discussed in “—Legal Proceedings,” the SEC has commenced an informal investigation into sales by us and other companies of medical devices in foreign countries. In addition, we are in the process of conducting our own review relating to these matters and are also cooperating with the U.S. Department of Justice and at least one state attorney general. While we believe that the pending state investigations are not likely to have a material adverse effect on our business or financial condition, additional claims or investigations by private plaintiffs or other states or governmental agencies are possible. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

The current economic uncertainties may adversely affect our results of operations.

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

We believe the global uncertain or recessionary environment has impacted the market growth rates of the orthopedic business from the historical rates in the high single digits to current market growth rates in the low single digits. Because of this, management is taking multiple precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

We are subject to cost-containment efforts of group purchasing organizations, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Many customers of our products have joined group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, financial condition, results of operations and cash flows.

We conduct a significant amount of our sales activity outside of the United States, which subjects us to additional business risks and may adversely affect our results due to increased costs.

During the year ended May 31, 2009, the period July 12, 2007 to May 31, 2008, the period June 1, 2007 to July 11, 2007, and fiscal 2007, we derived approximately $976.2 million, or 39% of our net sales, $883.1 million, or 41% of our net sales, $92.6 million, or 37% of our net sales, and $800.9 million, or 38% of our net sales, respectively, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potentially taxes payable on earnings of foreign subsidiaries upon repatriation)

•	political and economic instability.

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may adversely affect our results. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of our foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations. Our consolidated net sales were negatively affected by approximately 3% during the year ended May 31, 2009 as a result of the impact of foreign currency translation.

Any of these factors may, individually or as a group, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We currently conduct operations in Jinhua, Zhejiang Province, China and Changzhou, Jiangsu Province, China. Our future business strategy may involve the operation of other manufacturing facilities in China. As a result of this initiative, we will be exposed to all the risks inherent in operating in an emerging market like China. In recent years the Chinese economy has undergone various developments, including beginning the transition from a more heavily government influenced-planned economy to a more market-oriented economy. Despite this transition, the Chinese government continues to own significant production assets and exercises significant control over economic growth. Our international operations, including our planned expansion in China, may be subject to greater or new political, legal and economic risks than those faced by our operations in the United States, including such risks as those arising from:

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

Due to these inherent risks, there can be no assurance that we will achieve any anticipated benefits from transitioning manufacturing operations to China and any of these factors may, individually or as a group, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business and financial performance may be adversely affected by our inability to effectively implement restructuring and cost saving initiatives.

As of the second quarter of fiscal 2008, we commenced plans for a global cost savings program targeting pre-tax savings of $65.0 million on an annualized basis. The program includes the transition of certain manufacturing operations to China, the restructuring of our domestic and international corporate structure and improvements to operating processes (including manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses). Projected costs and savings associated with these initiatives are subject to a variety of risks, including:

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

While we have begun and expect to continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other restructuring and cost saving initiatives. If we are unable to realize these anticipated cost reductions, our business may be adversely affected. Moreover, our continued implementation of restructuring and cost saving initiatives integration may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business may be harmed as a result of product liability litigation.

Our involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, we have received product liability claims relating to our products and anticipate that we will continue to receive claims in the future, some of which could have a material adverse impact on our business. In addition, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

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

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and results of operations, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues.

The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current revolving credit facilities as well as the value of certain of our investments.

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

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

If we fail to retain our existing relationships with our independent sales agents and distributors or establish relationships with different agents and distributors, our results of operations may be negatively impacted.

Our revenues and profitability depend largely on the ability of independent sales agents and distributors to sell our products to customers. Typically, these agents and distributors have developed long-standing relationships with our customers and provide our customers with the necessary training and product support relating to our products. The average tenure of our independent sales agents and distributors within our subsidiary Biomet Orthopedics, LLC, or Biomet Orthopedics, is ten years. If we fail to retain our existing relationships with these agents and distributors or establish relationships with different agents and distributors, our results of operations may be negatively impacted.

A natural or man-made disaster could have a material adverse effect on our business.

We have approximately 16 manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any expansion or acquisition may prove risky for us.

We may, from time to time, consider and take advantage of selected opportunities to grow by acquiring businesses whose operations or product lines fit well within our existing businesses or whose geographic location or market position would enable us to expand into new markets. Our ability to implement this expansion strategy will, however, depend on whether any suitable businesses are available at suitable valuations, how much money we can spend and maintaining our customer base. Any acquisition that we make could be subject to a number of risks, including, failing to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we may make before the acquisition, our inability to assimilate the operations and personnel of the acquired company, the loss of key personnel in the acquired company and any adverse impact on our financial statements from the amortization of acquired intangible assets or the creation of reserves or write-downs. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows. In addition, if we incur additional indebtedness to finance these acquisitions, the related risks we face from our already substantial level of indebtedness could intensify.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the notes, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We are highly leveraged. As of May 31, 2009, we had total indebtedness of $6,212.7 million. The following chart shows our level of indebtedness as of May 31, 2009:

($ in millions)
European facilities	$52.6
Senior secured term loan facilities	3,524.7
Senior secured cash flow revolving credit facility	—
Senior secured asset-based revolving credit facility	65.2
Senior cash pay notes	775.0
Senior toggle notes	775.0
Senior subordinated notes	1,015.0
Premium on debt	5.2

Total	$6,212.7

As of May 31, 2009, we had outstanding approximately $3,589.9 million in aggregate principal amount of indebtedness under our senior secured credit facilities that would bear interest at a floating rate. We have entered into a series of interest rate swap agreements to fix the interest rates on approximately 81% of the borrowings under our senior secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” Based on our overall interest rate exposure at May 31, 2009, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2009, would cause a $2.7 million increase in or savings in interest expense, respectively.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	increase the risk we assess with our counterparties which could affect the fair value of our derivative instruments related to our debt facilities noted above;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our noteholders’ rights to receive payments under the notes if secured creditors have not been paid;

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

In addition, although the agreements governing our senior secured credit facilities and the indentures governing the notes do not require us to comply with any financial ratio maintenance covenants, if less than $35.0 million (plus 10% of any increased commitments thereunder) were available under our senior secured asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts under our senior secured asset-based revolving credit facility unless we maintain a certain pro forma ratio of (a) Consolidated Adjusted EBITDA minus Capital Expenditures minus Cash Taxes to (b) Consolidated Fixed Charges (as such terms are defined in our senior secured asset-based revolving credit facility). In the event of a default under any of our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our senior secured credit facilities to be immediately due and payable. If the indebtedness under our senior secured credit facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our senior secured credit facilities.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, and our noteholders’ right to receive payments on each series of notes is effectively junior to the right of lenders who have a security interest in our assets to the extent of the value of those assets.

Our obligations under the notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations under our senior secured credit facilities and each guarantor’s obligations under its guarantee of our senior secured credit facilities are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of substantially all of our wholly-owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indentures governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in the guarantors, it is possible that there would be no assets remaining from which noteholders’ claims could be satisfied or, if any assets remained, they might be insufficient to satisfy noteholders’ claims in full.

Subject to the restrictions in our senior secured credit facilities and the indentures governing the notes, we, including our subsidiaries, may incur significant additional indebtedness. As of May 31, 2009:

•	we and the guarantors had approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors had $265.6 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors have the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors have the option to increase the asset-based revolving credit facility commitments under our senior secured asset-based revolving credit facility by up to $100.0 million, which, if borrowed, would be senior secured indebtedness; and

•	we and the guarantors have $97.6 million available for borrowing under our non-US facilities.

In addition, under the senior toggle notes, we have the option to elect to pay PIK interest for five years after the closing date for any interest period. In the event we make a PIK interest election in each period in which we are entitled to make such an election, our debt will increase by the amount of such interest.

Although the terms of our senior secured credit facilities and the indentures governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Repayment of our debt, including the notes, is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness, including the notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

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

For the year ended May 31, 2009, for the period July 12, 2007 through May 31, 2008, for the period June 1, 2007 through July 11, 2007, and for the year ended May 31, 2007, our non-guarantor subsidiaries accounted for $915.0 million, or 37% of our consolidated net sales, $1,060.0 million, or 50% of our consolidated net sales, $82.5 million, or 33% of our consolidated net sales, and $780.3 million, or 37% of our consolidated net sales, for such periods, respectively. As of May 31, 2009, our non-guarantor subsidiaries accounted for approximately $3,365.3 million, or 30%, of our consolidated long-term assets. All amounts are presented after giving effect to intercompany eliminations.

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

The senior subordinated notes are general unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior indebtedness. As of May 31, 2009, we had:

•

approximately $5,143.0 million of senior indebtedness outstanding (including $1,553.1 million in aggregate principal amount of the senior notes and $3,589.9 million of borrowings under our senior secured credit facilities);

•	an additional approximately $377.8 million of borrowing capacity under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior indebtedness;

•

an additional $265.6 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior indebtedness;

•

the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior indebtedness;

•

the option to increase the asset-based revolving credit facility commitments under our senior secured asset-based revolving credit facility by up to $100.0 million, which, if borrowed would be senior indebtedness; and

•	an additional $97.6 million available for borrowing under our non-US facilities, which, if borrowed, would be senior indebtedness.

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

The trading prices for the notes will be directly affected by many factors, including our credit rating.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Any such fluctuation may impact the trading price of the notes. In addition, developments in our business and operations could lead to a ratings downgrade which could adversely affect the trading price of the notes, or the trading market for the notes, to the extent a trading market for the notes develops.

Federal and state fraudulent transfer laws may permit a court to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees and require noteholders to return payments received. If this occurs, noteholders may not receive any payments on the notes.

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

Although each guarantee entered into by a guarantor will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.

We are indirectly owned and controlled by the Sponsors, and the Sponsors’ interests as equity holders may conflict with the interests of noteholders as creditors.

We are a subsidiary of Parent and the Sponsors have the ability to control our policies and operations. The interests of the Sponsors may not in all cases be aligned with our noteholders’ interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our noteholders’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of the notes. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with us. The Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsors following the Transactions, see “Certain Relationships and Related Party Transactions.”

Our noteholders will be required to pay U.S. federal income tax on the senior toggle notes even if we do not pay cash interest.

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

Our Facilities

Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of May 31, 2009:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; distribution center and offices of Biomet Orthopedics, LLC	Warsaw, Indiana	538,199	Owned

Administrative, manufacturing and distribution facility of EBI, LLC and administrative offices of Electro-Biology, LLC	(1) Parsippany, New Jersey (a)	73,450	Owned
	(2) Parsippany, New Jersey	213,750	Owned

Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility of Biomet 3i, LLC	(1) Palm Beach Gardens, Florida	117,000	Owned
	(2) Palm Beach Gardens, Florida (b)	69,000	Owned

Office and manufacturing facilities of Biomet Sports Medicine, LLC	Ontario, California (a)	35,400	Owned

Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned

Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and distribution facilities of Interpore Spine Ltd.	(1) Irvine, California	36,800	Leased
	(2) Irvine, California	2,700	Leased

Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned

Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned

Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland B.V. and Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,700	Owned

Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned

Office, manufacturing and warehouse facilities of Biomet Cementing Technologies AB	Sjöbo, Sweden	24,200	Owned

Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales	111,956	Owned
	(2) Swindon, England	54,800	Owned

Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China	110,000	Owned

Manufacturing, administrative and warehouse facilities of Changzou Biomet	Changzou, China	82,000	Owned

(a)	Currently held as available for sale.
(b)	Includes 23,000 square feet of space in this facility that is leased to other parties.

Item 3.	Legal Proceedings.

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

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfied its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

As part of the resolution of this matter, the Company also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

U.S. Department of Justice EBI Products Investigations and Other Matters

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

In January 2009, a qui tam complaint, filed in the United States District Court for the Southern District of West Virginia, was served on EBI. The complaint alleges, among other things, that EBI inappropriately promoted and marketed certain EBI products. EBI denies the allegations in the complaint and has subsequently filed a motion to dismiss the complaint in its entirety. On May 5, 2009, relators’ counsel signed a joint stipulation for dismissal of the qui tam action. While the U.S. Department of Justice has consented to the dismissal, the dismissal is without prejudice to the U.S. Department of Justice and the U.S. Department of Justice may still elect to pursue this matter at a later time. On June 15, 2009, the U.S. District Court for the Southern District of West Virginia entered an order dismissing the action with prejudice as to the relators and without prejudice to the U.S. Department of Justice.

In April 2009, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts requesting various documents purportedly relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, the Company became aware of a qui tam complaint originally filed in March 2005 by an individual plaintiff against the principal manufacturers of bone growth stimulation devices, including the Company, the Company’s parent, LVB Acquisition, Inc., and EBI. The U.S. District Court for the District of Massachusetts ordered that the complaint be unsealed on March 24, 2009, but the Company has not been notified that a summons and complaint have been served on any of its registered agents, its parent or EBI. The complaint alleges a cause of action under the False Claims Act and appears to focus on alleged reimbursement-related false claims associated primarily with the sale versus the rental of those devices. The Company believes that this complaint is related to the subpoena issued by the Department of Justice requesting documentation relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the complaint. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

New Jersey AG

On May 7, 2009, the Company received a subpoena from the Attorney General of New Jersey requesting various documents relating to the financial interests and arrangements of physicians conducting clinical trials for or on the Company’s behalf for which financial forms were submitted to the U.S. Food & Drug Administration. The Company is currently in the process of evaluating the scope of the subpoena and its response. According to a news release issued by New Jersey’s Office of The Attorney General, subpoenas have also been issued to other major medical device manufacturing companies seeking similar information. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Other Matters

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against the Company and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its new lines of European bone cements. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company is currently in the process of evaluating the merits of the lawsuit and preparing its response. The Company can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

The Company and Biomet Orthopedics initiated legal proceedings on July 17, 2007 against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and re-filed in Hamilton County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate the Company’s confidential information, to interfere with the Company’s contractual relations with distributors and to attempt to buy the assets of most of the Company’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleges that the limited number of distributors who accepted Zimmer’s offer are in violation of their contractual obligations to Biomet. Although nearly all of the Company’s distributors rejected Zimmer’s offers and have remained with Biomet, and although no amount of money damages can completely compensate Biomet for the losses the Company has sustained as a result of defendants’ conduct, the Company is nonetheless seeking to recover compensatory damages that are attributable to financial and other resources spent on signing new agreements with the Company’s sales force. To the extent the Company sustained damages as a result of the Company’s former distributors agreeing to purportedly sell their assets to Zimmer, the Company is seeking to recover lost profits and other damages as well. In addition, the Company is seeking to recover punitive damages from the defendants. On November 9, 2007, defendants filed a motion to dismiss the Company’s complaint. On March 27, 2008, the court denied the motion in its entirety.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to Biomet under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007, a temporary restraining order was entered against this former distributor which subsequently lapsed ten days later. Prior to the filing of the suit described above, this former distributor sued one of his former employees who decided to continue to represent the Company’s products in the future as he has for nearly ten years. The suit brought against this employee by the Company’s former distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet products the former employee sold while employed by the Company’s former distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages. Pursuant to an indemnity agreement entered into between the Company and such former employee, the Company agreed to indemnify the former employee of the Company’s former distributor for claims which may be brought against such former employee arising from this transition. In addition, on or about July 3, 2008, Zimmer and one of its distributors filed a five count complaint in Tennessee federal court against this same former employee seeking, among other things, injunctive relief, monetary damages, and punitive damages for alleged breach of contract, conspiracy, and other causes of action. A trial date has been scheduled for December 2009. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits, 11 of which were subsequently dismissed by plaintiffs, leaving EBI as a party in 27 pending lawsuits, all of which related to EBI’s Ionic Spine Spacer System and its implanted bone stimulator devices, the SpF® Spine Fusion Stimulator and OsteoGen® Bone Growth Stimulator. Plaintiffs alleged that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also alleged that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs have sought to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed bankruptcy.

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

On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs. The memorandum of understanding requires each of the 24 plaintiffs to execute a full release of EBI as a condition to receipt of the confidential settlement payments. The releases contain no admission of wrongdoing by the Company or any of its subsidiaries. Six of the releases required court approval under applicable state law, which was obtained as of June 4, 2009. The settlement does not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. As a result of the memorandum of understanding, the Company has increased its reserve by $60.5 million in the fourth quarter of fiscal 2009 with respect to its probable and estimated exposure in the cases relating to Dr. King. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010.

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

On May 6, 2008, we filed a registration statement on Form S-1, which was declared effective on May 21, 2008, with respect to an indeterminate amount of our 10% Senior Notes due 2017, which we refer to as the senior cash pay notes, our 10 3/8%/11 1/8 % Senior Toggle Notes due 2017, which we refer to as the senior toggle notes, and our 11 5/8% Senior Subordinated Notes due 2017, which we refer to as the senior subordinated notes. On May 20, 2009, we filed a post-effective amendment to our registration statement on Form S-1, which was declared effective on May 28, 2009. The prospectus included in the registration statement had been prepared for Goldman, Sachs & Co. and any affiliates of Goldman, Sachs & Co. in connection with offers and sales of the notes related to market-making transactions in the notes effected from time to time, beginning May 21, 2008. We have not and will not receive any proceeds from such sales. Goldman, Sachs & Co. or its affiliates may act as principal or agent in such transactions, including as agent for the counterparty when acting as principal or as agent for both counterparties, and may receive compensation in the form of discounts and commissions, including from both counterparties, when it acts as agents for both. Such sales will be made at prevailing market prices at the time of sale, at price related thereto or at negotiated prices.

Holders

As of May 31, 2009, there was one holder of our common stock, LVB Acquisition, Inc. and 419 holders of LVB Acquisition, Inc.’s common stock on a fully diluted basis. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of LVB Acquisition, Inc.’s common stock.

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

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	32,989,833	$10.00	8,030,167

Equity compensation plans not approved by security holders	-	-	-

Total	32,989,833	$10.00	8,030,167

Item 6.	Selected Financial Data.

Statement of Operations Data

Fiscal Year Ended 2009, Periods July 12, 2007 to May 31, 2008 and June 1, 2007 to July 11, 2007, and Fiscal Years Ended 2007, 2006, and 2005

(in millions)	2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor) (2)	June 1, 2007 to July 11, 2007 (Predecessor) (2)	2007 (Predecessor)	2006 (Predecessor)	2005 (Predecessor)
Net sales	$2,504.1	$2,134.5	$248.8	$2,107.4	$2,025.7	$1,880.0
Cost of sales	828.4	814.7	102.3	642.3	582.1	533.4

Gross margin	1,675.7	1,319.8	146.5	1,465.1	1,443.6	1,346.6
Selling, general and administrative expense	1,003.6	1,097.6	194.2	881.1	750.2	696.3
Research and development expense	93.5	82.2	34.0	85.6	74.8	72.4
In-process research and development	-	479.0	-	-	-	26.0
Amortization (1)	375.8	329.3	0.5	8.8	10.2	7.8
Goodwill and intangible assets impairment charge	551.1	-	-	-	-	-

Operating income (loss)	(348.3)	(668.3)	(82.2)	489.6	608.4	544.1
Interest expense	550.3	516.3	0.3	9.3	11.7	9.2
Other (income) expense	21.8	9.7	(0.6)	(21.3)	(14.3)	(11.6)

Income (loss) before taxes	(920.4)	(1,194.3)	(81.9)	501.6	611.0	546.5
Provision on (benefit) for income taxes	(171.2)	(230.1)	(27.3)	165.7	205.1	197.1

Net income (loss)	$(749.2)	$(964.2)	$(54.6)	$335.9	$405.9	$349.4

Balance Sheet Data At May 31,
		(Successor)		(Predecessor)
(in millions)		2009	2008	2007	2006	2005
Working capital		$756.9	$785.2	$1,105.9	$816.6	$677.4
Total assets		12,600.9	13,781.8	2,457.9	2,282.6	2,114.9
Total debt		6,212.7	6,300.8	81.8	276.6	282.2
Shareholders’ equity		3,840.3	4,836.3	2,049.2	1,720.2	1,568.8

(1)	Amortization expense was classified within research and development prior to June 1, 2007, therefore the prior years have been reclassified to conform to the presentation for the periods after June 1, 2007.

(2)	The Successor and Predecessor periods together are not comparable to the preceding three years presented above due to a new basis of accounting on July 12, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Reconstructive products, which represented 74% of our net sales for fiscal 2009 and for the period July 12, 2007 to May 31, 2008, and 71% of our net sales for the period June 1, 2007 to July 11, 2007 and for fiscal 2007, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories and autologous therapies.

•

Fixation devices, which represented 9% of our net sales for fiscal 2009, 10% of our net sales for the period July 12, 2007 to May 31, 2008, and 11% of our net sales for the period June 1, 2007 to July 11, 2007 and for fiscal 2007, include internal and external fixation devices, craniomaxillofacial fixation systems and electrical stimulation devices that do not address the spine.

•

Spinal products, which represented 9% of our net sales for fiscal 2009, 8% of our net sales for the period July 12, 2007 to May 31, 2008, and 10% of our net sales for the period June 1, 2007 to July 11, 2007 and for fiscal 2007, include electrical stimulation devices addressing the spine, spinal fixation systems and orthobiologics for the spine.

•

The other product sales category, which represented 8% of our net sales for fiscal 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007 and for fiscal 2007, includes sports medicine products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies and other surgical products.

Depending on the intended application, we report sales of bone substitute materials in the reconstructive product, fixation device or spinal product category.

We have operations in over 50 locations, distribute our products in approximately 90 countries throughout the world and manage our operations through three reportable geographic markets mentioned above. We are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over ten years. We supply products to over 60% of U.S. hospitals performing joint replacement surgery. In addition, we are the third largest manufacturer and marketer of dental reconstructive devices worldwide and maintain leadership positions in the electrical stimulation and craniomaxillofacial fields. We have a long history of innovation, engineering quality and successful new product launches. Demonstrating our research and development leadership, we have launched approximately 900 new products in the past ten fiscal years and plan to introduce approximately 100 new products during fiscal 2010.

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

We believe the global uncertainty or recessionary environment has impacted the market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the low single digits. Because of this, management is taking multiple precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. In addition, both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

Impact of Inflation

We attempt to minimize the annual effects of inflation through appropriate planning, operating practices, and product pricing. Although we experienced higher than normal inflationary costs during fiscal 2009, we do not believe the impact was material to the consolidated financial statements. Also, inflation during the period June 1, 2007 through July 11, 2007, the period July 12, 2007 through May 31, 2008, and fiscal 2007 was not material.

The Transactions

On December 18, 2006, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced the Offer to purchase all of our outstanding Shares, without par value, at the Offer Price without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal. The Offer expired on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the Merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company. Subsequent to the acquisition, we became a subsidiary of our Parent, which is controlled by Holding, an entity controlled by the Sponsors and their Co-Investors. Parent’s sole asset is 100% of the capital stock of the Company. Accordingly, a separate discussion of Parent’s financial condition and results of operations is not provided since the Company is representative of Parent’s consolidated operations.

The Offer for Biomet’s Shares was completed successfully on July 11, 2007. Although Biomet continues as the same legal entity after the Merger, Holding’s cost of acquiring Biomet has been pushed-down to establish a new accounting basis for Biomet. Accordingly, the financial information in the tables and discussion below for the year ended May 31, 2008 is presented separately for the period prior to the completion of the Offer (June 1, 2007 through July 11, 2007, the Predecessor Period) and the period after the completion of the Offer (July 12, 2007 through May 31, 2008 and the fiscal year ended May 31, 2009, or the Successor Period). The financial information of the Successor is not comparable to the Predecessor period because of the new basis of accounting resulting from the Merger. We have prepared our discussion of the results of operations by comparing the results of operations of the Predecessor Period to the historical year ended May 31, 2007. A comparative discussion of the results of operations for the fiscal year ended May 31, 2009 versus the period July 12, 2007 through May 31, 2008 has been provided. Our results of operations for the Predecessor Period and the Successor Period for the period ended May 31, 2008 should not be considered representative of our future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the acquisition was allocated to state the acquired assets and liabilities at fair value.

We allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. As noted in the purchase price allocation, in-process research and development projects were acquired. The most significant projects acquired occurred in the hip, knee and spine divisions. We expect to use these products to leverage and build on those products that have been in the market for a number of years. We expect to launch products from these projects over the next 24 months, subject to regulatory approval. The purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets (such as corporate and product trade names, core and completed technology and customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

The purchase price allocation was based on information currently available to us, and expectations, assumptions and valuation methodologies deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology-based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Certain other fair value estimates related to intellectual property and other matters, investments, and inventory and instruments associated with brands we are considering to discontinue were also performed.

Results of Operations

Our results of operations for the year ended May 31, 2009 are not comparative to our results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger. Both assets and liabilities were fair valued as of July 11, 2007. On July 11, 2007, 82.4% of the step-up was recorded, which included a $392.8 million in-process research and development charge, and a $66.2 million and $132.1 million fair value step-up to property, plant, and equipment and inventory, respectively, and then combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up performed included an increase in the IPRD charge of $86.2 million, an increase of the property, plant, and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender Facility starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 within the notes to the consolidated financial statements for a description of those facilities. On July 12, 2007, we eliminated reporting on a one month lag that was in place during the predecessor period at certain foreign subsidiaries. The effect of this change is immaterial to the financial results included below.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the Predecessor Period (June 1, 2007 through July 11, 2007) and the Successor Periods (from July 12, 2007 through May 31, 2008, and the fiscal year ended May 31, 2009).

Unfavorable conditions in the economy have had an adverse effect on our dental reconstructive business for the fiscal year ended May 31, 2009 as compared to the period from July 12, 2007 through May 31, 2008 principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a low single digit decline during the current global recessionary environment, compared to reported double digit growth in fiscal 2008.

For the Year Ended May 31, 2009 Compared to the Period July 12, 2007 through May 31, 2008

(in millions, except percentages)	Year Ended May 31, 2009	Percentage of Net Sales		July 12, 2007 through May 31, 2008	Percentage of Net Sales

Net sales	$2,504.1	100%		$2,134.5	100%
Cost of sales	828.4	33		814.7	38

Gross margin	1,675.7	67		1,319.8	62
Selling, general and administrative expense	1,003.6	40		1,097.6	51
Research and development expense	93.5	4		82.2	4
In-process research and development	-	-		479.0	23
Amortization	375.8	15		329.3	15
Goodwill and intangible assets impairment charge	551.1	22		-	-

Operating loss	(348.3)	(14)		(668.3)	(31)
Interest expense	550.3	22		516.3	24
Other expense	21.8	1		9.7	-

Other expense, net	572.1	23		526.0	24

Loss before income taxes	(920.4)	(37)		(1,194.3)	(55)
Benefit from income taxes	(171.2)	(7)		(230.1)	(11)

Net loss	$(749.2)	(30	) %	$(964.2)	(44	) %

Sales

Net sales were $2,504.1 million for the year ended May 31, 2009, and $2,134.5 million for the period July 12, 2007 through May 31, 2008. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2009	Percentage of Net Sales	July 12, 2007 through May 31, 2008	Percentage of Net Sales

United States	$1,527.9	61%	$1,251.4	59%
Europe	711.7	28	663.7	31
International (1)	264.5	11	219.4	10

Total	$2,504.1	100%	$2,134.5	100%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2009	Percentage of Net Sales	July 12, 2007 through May 31, 2008	Percentage of Net Sales

Reconstructive	$1,851.0	74%	$1,578.6	74%
Fixation	234.1	9	203.2	10
Spinal	222.1	9	183.1	8
Other	196.9	8	169.6	8

Total	$2,504.1	100%	$2,134.5	100%

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, which grew 9%, year over year, in the second half of fiscal 2009 in the United States as compared to the second half of fiscal 2008. Worldwide demand remained strong for Vanguard® Complete Knee System and good market acceptance of new technologies contributed to knee sales growth, including E1™ Antioxidant Infused Techology Tibial Bearings, Regenerex® Tibial Trays and Signature™ Personalized Patient Care Program. During fiscal 2009, we continued the launch of the Signature™ Program, which uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. Hip sales were very strong and grew 14%, year over year, in the second half of fiscal 2009 in the United States as compared to the second half of fiscal 2008, primarily due to the conventional and Microplasty® versions of the Taperloc® Hip System, the M2a-Magnum™ Acetabular System including Tri-Spike™

Cups, the Regenerex® Ringloc®+ Modular Acetabular System, E1™ Antioxidant Infused Technology Acetabular Liners, and the Echo® Bi-Metric® stem. In addition, European reconstructive sales were strong due to the volume growth of the Vanguard® Complete Knee System, Oxford® Partial Knee System, Aura™ Hip Stem, Taperloc® Hip System, the Exceed ABT™ (Advanced Bearing Technologies) Acetabular System, the T.E.S.S. Shoulder System and the Echo® Bi-Metric® stem.

Unfavorable conditions in the economy have had an adverse effect on our dental business during fiscal 2009, as compared to the period July 12, 2007 through May 31, 2008 principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a low single digit decline during the current global recessionary environment, compared to reported double digit growth in fiscal 2008.

Fixation

Sales of fixation products reflected global strength of the craniomaxillofacial and internal fixation, with decreased sales of electrical stimulation and external fixation products. The TraumaOne™ System contributed to the strength of craniomaxillofacial fixation, while the Phoenix™ Nailing System and the Phoenix™ Ankle Arthrodesis Nail received good market acceptance.

Spinal

Sales of spinal products have continued to improve during fiscal 2009 due to the strength in sales of the Polaris™ product line including the Polaris™ Deformity System, the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio Limited) version for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature PEEK Spacer, and services related to the OsteoStim® Cervical Allograft Spacer System.

Other

Sales of other products continued to reflect strong global sales of our sports medicine division from sales of the following products: MaxFire™ Meniscal Repair Device, ComposiTCP™ Interference Screw, ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, MicroMax™ Suture Anchors, and the new MicroMax™ FLEX Suture Anchors.

Gross Margin

Gross margin increased as a percentage of net sales to 67% for the year ended May 31, 2009 compared to 62% for the period July 12, 2007 through May 31, 2008. Gross margin for the period July 12, 2007 through May 31, 2008 was negatively impacted by increased cost of sales in connection with the Merger, including a charge for the inventory step-up of $160.3 million. The fiscal 2009 gross margin was negatively impacted by $67.5 million for settlements and reserves associated with the King litigation (see Note 15 to our consolidated financial statements included elsewhere in this annual report) and a $20.5 million product rationalization charge related to our Biomet Trauma & Biomet Spine business. This product rationalization charge is part of a 12-18 month program to streamline the supply chain of this business by discontinuing 15% of the products sold by this division. All of these products have been or will be replaced with other product offerings. This management action is expected to move customers to improved technology, provide for small cost savings and help focus the sales force. Excluding these items, gross margin percentage improved in the current year due to the U.S. business growing faster than our business outside the U.S. and cost savings from our operational improvements program more than offsetting the negative margin impact from our dental business decline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 40% of net sales for the year ended May 31, 2009 compared to 51% of net sales for the period July 12, 2007 through May 31, 2008. Selling, general and administrative expenses were negatively impacted during the period July 12, 2007 through May 31, 2008 primarily due to (1) $172.0 million of transaction fees associated with the Merger, (2) $26.9 million settlement payment with the Department of Justice, and (3) $22.0 million of additional distributor fee expense associated with renegotiation of distribution agreements. Excluding these items, selling, general and administrative expenses as a percentage of net sales were comparable.

Research and Development Expenses

Research and development expenditures for the year ended May 31, 2009 were $93.5 million or 4% of net sales, which was relatively consistent with the period for July 12, 2007 through May 31, 2008 of $82.2 million or 4% of net sales. Expenses for the year ended May 31, 2009 were primarily related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E1™ Antioxidant Infused Technology Tibial bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation-Internal), Ballista® Percutaneous Pedicle Screw Placement System (Spine), AccuVision® Minimally Invasive Spinal Exposure System (Spine), PEEK-OPTIMA® (a registered trademark of Invibio Limited) version of the Solitaire™ Spine System (Spine), Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal), and Polaris™ Deformity System (Spine).

In-Process Research & Development (IPRD)

We recorded IPRD charges of $479.0 million for the period July 12, 2007 through May 31, 2008 related to the Merger. We recorded IPRD for the portion of the purchase price representing the value of technologies relating to products that have not received FDA approval or clearance and have no alternative use, excluding the value of core and developed technologies. There were no IPRD charges during the year ended May 31, 2009.

Amortization

Amortization expense for the year ended May 31, 2009 of $375.8 million, remained flat at 15% of net sales, compared to $329.3 million during the period from July 12, 2007 through May 31, 2008.

Goodwill and Intangible Impairment

During fiscal 2009, we recorded a $551.1 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with the dental reconstructive business unit. The decline in sales volume during the third quarter of fiscal 2009 created an indication of potential impairment of our long-lived assets; therefore, we performed a preliminary impairment test as of February 28,

2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger. We finalized the impairment test during the fourth quarter of fiscal 2009.

Interest Expense

Interest expense was $550.3 million, partially offset by interest income of $3.2 million, for the year ended May 31, 2009, compared to $521.4 million, partially offset by interest income of $5.1 million, during the period July 12, 2007 through May 31, 2008. For the year ended May 31, 2009, interest expense primarily related to interest charges and financing costs related to the debt financings obtained in connection with the Merger. For the period July 12, 2007 through May 31, 2008, interest expense primarily related to interest charges and financing costs on the merger indebtedness when the Tender Facility was replaced with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers. In addition, interest expense was impacted during the period July 12, 2007 through May 31, 2008 for deferred financing costs of $57.2 million related to the Tender Facility being repaid.

Other Income (Expense)

Other income (expense) was an expense of $25.0 million for the year ended May 31, 2009, compared to an expense of $9.7 million during the period July 12, 2007 through May 31, 2008. Other income (expense) for fiscal 2009 primarily related to write-downs of investments of $5.2 million, write-downs of auction-rate securities of $9.4 million, and currency transaction losses related to our foreign operations of $7.0 million, primarily due to the strengthening Euro compared to the U.S. Dollar. The $9.7 million for the prior period primarily related to currency transaction losses related to our foreign operations.

Benefit from Income Taxes

The effective income tax rate decreased to 18.6% for the year ended May 31, 2009 compared to 19.3% for the period July 12, 2007 through May 31, 2008. These effective tax rates are lower than statutory tax rates due to amounts deducted for financial reporting purposes that are not deductible for tax purposes. In fiscal 2009, $495.6 million of the $551.1 million impairment charge taken on the dental reconstructive business unit was a non-deductible permanent difference, which decreased the effective tax rate. In the period July 12, 2007 through May 31, 2008, the following items were not deductible for tax purposes: (1) $479.0 million IPRD expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement described in Note 1 to our consolidated financial statements included elsewhere in this annual report and (3) $74.0 million of Merger-related expenses. The increase in the tax rate in fiscal 2009 compared to the prior period is also partially attributable to changes in the Company’s mix of profits and losses in certain foreign and domestic jurisdictions in the current year.

For the Period June 1, 2007 through July 11, 2007 Compared to the Year Ended May 31, 2007

Consolidated Statements of Operations

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales		Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales

Net sales	$248.8	100%		$2,107.4	100%
Cost of sales	102.3	41		642.3	30

Gross margin	146.5	59		1,465.1	70
Selling, general and administrative expense	194.2	78		881.1	41
Research and development expense	34.0	14		85.6	4
Amortization	0.5	-		8.8	-

Operating income (loss)	(82.2)	(33)		489.6	25
Interest expense, net	0.3	-		9.3	-
Other income	(0.6)	-		(21.3)	(1)

Other income, net	(0.3)	-		(12.0)	(1)

Income (loss) before income taxes	(81.9)	(33)		501.6	24
Provision (benefit) for income taxes	(27.3)	(11)		165.7	8

Net income (loss)	$(54.6)	(22	) %	$335.9	16%

Sales

Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007 and $2,107.4 million for the year ended May 31, 2007.

Geography Sales Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales	Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales

United States	$156.2	63%	$1,306.5	62%
Europe	70.8	28	595.8	28
International (1)	21.8	9	205.1	10

Total	$248.8	100%	$2,107.4	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales	Year Ended May 31, 2007 (Predecessor)	Percentage of Net Sales

Reconstructive	$178.1	71%	$1,503.9	71%
Fixation	27.1	11	224.7	11
Spinal	24.9	10	205.8	10
Other	18.7	8	173.0	8

Total	$248.8	100%	$2,107.4	100%

Reconstructive

Worldwide sales of reconstructive products continued to be a significant percentage of total net sales for the period from June 1, 2007 through July 11, 2007. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remained strong for Biomet’s Oxford® Partial Knee System, as well as the Vanguard® Complete Knee System. Hip sales continued to be strong, primarily due to worldwide sales of the M2a-Magnum™ Large Articulation System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices were strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

Fixation

Sales of fixation and spinal products were lower than expected for the period June 1 to July 11, 2007 due to the underperformance of the BTBS division. We made various changes at the division, including managerial changes, computer system enhancements, among others. We believe the new management team and infrastructure changes at BTBS has allowed us to provide improved focus on the spine and trauma markets and BTBS customers.

Other

Sales of other products include product lines that were sold by the BTBS division and did not meet management expectations during the period June 1, 2007 through July 11, 2007. This poor performance was partly offset by sales growth in our sports medicine products.

Gross Margin

Gross margin decreased as a percentage of net sales to 59% for the period June 1, 2007 through July 11, 2007 compared to 70% during the year ended May 31, 2007. This decrease was primarily due to $28.0 million of costs in June 2007 to settle in-the-money stock options to employees, as part of the Merger.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of net sales, increased to 78% for the period June 1, 2007 through July 11, 2007 compared to 41% for the year ended May 31, 2007. This increase in selling, general and administrative expenses was due principally to the following expenses that occurred from June 1, 2007 through July 11, 2007 that did not occur during the year ended May 31, 2007: (1) $61.0 million paid upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger, (2) $30.0 million of transaction fees associated with the Merger, (3) $18.0 million of distributor fee expense associated with renegotiation of distribution agreements and (4) $2.0 million of additional legal and Merger-related fees. The percentage of net sales for the year ended May 31, 2007 was impacted by about 1% of net sales due to the following items: (1) $16.0 million in legal and distribution expenses relating to the shareholder derivative lawsuits and investigative expenses in determining alternative measurement dates of stock option awards in June 2007, (2) the adoption of SFAS 123(R) Share-Based Payment increased selling, general and administrative expenses by $8.0 million and (3) $6.0 million in expenses related to the proposed Merger Agreement during the third quarter of fiscal 2007.

Research and Development Expenses

Research and development expenditures were $34.0 million, or 14% as a percentage of net sales from June 1, 2007 through July 11, 2007, compared to $85.6 million, or 4% as a percentage of net sales for the year ended May 31, 2007. This increase in percentage was primarily due to $23.0 million of additional compensation expense upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger.

Provision (Benefit) for Income Taxes

The effective income tax rate was 33% for the period June 1, 2007 through July 11, 2007 and for the year ended May 31, 2007. These rates are lower than the U.S. statutory rates due to the tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the year ended May 31, 2009, for the period July 12, 2007 through May 31, 2008, for the period June 1, 2007 through July 11, 2007, and for the year ended May 31, 2007.

(in millions)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Net cash from (used in):
Operating activities	$243.8	$188.9	$59.4	$439.8
Investing activities	(194.9)	(11,721.8)	11.0	(213.7)
Financing activities	42.5	11,481.6	1.3	(251.3)
Effect of exchange rate changes on cash	(3.4)	2.0	0.1	4.3

Change in cash and cash equivalents	$88.0	$(49.3)	$71.8	$(20.9)

For the Year Ended May 31, 2009 Compared to the Period July 12, 2007 through May 31, 2008

Our cash and cash equivalents was $215.6 million as of May 31, 2009 compared to $127.6 million as of May 31, 2008. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities were $243.8 million for the year ended May 31, 2009, compared to cash flows provided of $188.9 million for the period July 12, 2007 through May 31, 2008. Cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the year ended May 31, 2009 included a net loss of $749.2 million, offset by non-cash amounts of $927.3 million (primarily goodwill and intangible asset impairment charge, depreciation and amortization, deferred income taxes and stock based compensation), and cash provided by working capital of $65.7 million, which was impacted by the following items compared to the period July 12, 2007 through May 31, 2008:

•	$156.5 million of additional cash paid for interest;

•	$13.1 million increase in inventory;

•	$23.7 million decrease in accounts receivable; and $39.9 million decrease in income taxes paid.

Net cash provided by operating activities were $188.9 million for the period July 12, 2007 through May 31, 2008 primarily related to a net loss of $964.2 million, offset by non-cash amounts of $1,113.6 million (primarily IPRD, depreciation and amortization and inventory step-up as a result of the Merger) and cash provided by working capital of $39.5 million. Cash provided by operating activities for this period was lower than fiscal 2009 due to the period being 41 days less than fiscal 2009 as well as being negatively impacted by the following items compared to fiscal 2009:

•	$26.9 million settlement with the Department of Justice;

•	$22.0 million of increased distributor fee expense associated with renegotiation of distribution agreements; and

•	$26.9 million of investment banking fees.

Investing Cash Flows

Net cash used in investing activities were $194.9 million for the year ended May 31, 2009 and $11,721.8 million for the period from July 12, 2007 through May 31, 2008. Net cash used in investing activities for the year ended May 31, 2009 primarily related to capital expenditures of $185.0 million, and for the period July 12, 2007 through May 31, 2008 primarily related to $11,638.2 million of acquisition costs in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to our consolidated financial statements, and capital expenditures of $167.9 million, partially offset by net proceeds from the sale and purchase of investments of $84.7 million.

Financing Cash Flows

Net cash provided by financing activities were $42.5 million for the year ended May 31, 2009 and $11,481.6 million for the period from July 12, 2007 through May 31, 2008. Net cash provided by financing activities for the year ended May 31, 2009 primarily related to proceeds under the revolving credit facilities of $213.6 million, partially offset by payments under the revolving credit facilities of $138.2 million and payments under the senior secured credit facility of $35.7 million. Net cash provided by financing activities for the period July 12, 2007 through May 31, 2008 primarily related to capital contributions of $5,521.9 million and proceeds from long-term debt of $6,250.7 million in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to our consolidated financial statements included elsewhere in this annual report.

For the Period June 1, 2007 through July 11, 2007 Compared to Year Ended May 31, 2007

Our cash and cash equivalents increased to $176.9 million as of July 11, 2007, from $105.1 million as of May 31, 2007. Net cash provided by operating activities was $59.4 million for the period June 1, 2007 through July 11, 2007, compared to $439.8 million for the year ended May 31, 2007. Net cash provided by operating activities for the period June 1, 2007 through July 11, 2007 included a net loss of $54.6 million, offset by non-cash amounts of $75.1 million, primarily related to deferred income taxes, and cash provided through working capital of $38.9 million. Net cash provided by operating activities for the year ended May 31, 2007 included net income of $335.9 million and non-cash amounts of $47.3 million, primarily related to depreciation and amortization offset by deferred income taxes, and cash provided through working capital of $56.6 million. The significant decrease in net cash from operating activities was primarily due to the period from June 1, 2007 to July 11, 2007 being only 41 days.

Net cash provided by investing activities were $11.0 million for the period June 1, 2007 through July 11, 2007 and net cash used in investing activities were $213.7 million for the year ended May 31, 2007. Net cash provided by investing activities for the period June 1, 2007 through July 11, 2007 primarily related to $42.8 million of net proceeds from the sale and purchase of investments, partially offset by capital expenditures of $22.0 million and acquisitions, net of cash acquired of $9.8 million. Net cash used in investing activities for the year ended May 31, 2007 primarily related to capital expenditures of $142.5 million and net purchases of investments of $64.7 million.

Net cash provided by financing activities were $1.3 million for the period June 1, 2007 through July 11, 2007 and net cash used in financing activities were $251.3 million for the year ended May 31, 2007. Cash flows provided by financing activities for the period June 1, 2007 through July 11, 2007 primarily related to excess tax benefit from exercise of stock options of $3.9 million, partially offset by the repurchase of common shares of $2.8 million. Net cash used in financing activities for the year ended May 31, 2007 primarily related to the repayment of short-term borrowings of $196.8 million and cash dividends of $73.5 million, partially offset proceeds from the issuance of common stock of $23.1 million.

Credit Facilities

Senior Secured Cash Flow Facilities. On September 25, 2007, we entered into a credit agreement and related security and other agreements providing for (a) a $2,340.0 million U.S. dollar-denominated senior secured term loan facility and a €875.0 million (approximately $1,329.0 million at September 25, 2007) euro-denominated senior secured term loan facility and (b) a $400.0 million senior secured cash flow revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent. We refer to our senior secured term loan facilities and our senior secured cash flow revolving credit facility collectively as the senior secured cash flow facilities.

We borrowed the full amount available under our senior secured term loan facilities on September 25, 2007. During the year ended May 31, 2009, we repaid $23.6 million of outstanding loans under our U.S. dollar-denominated senior secured term loan facility and $12.1 million of outstanding loans under the Euro-denominated senior secured term loan facility. During the period from July 12, 2007 to May 31, 2008, we repaid $12.0 million of outstanding loans under our U.S. dollar-denominated senior secured term loan facility and $3.0 million of outstanding loans under the euro-denominated senior secured term loan facility. The senior secured cash flow revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $100.0 million sub-capacity for borrowings on same-day notice, referred to as swingline loans. We borrowed approximately $131.0 million under our senior secured cash flow revolving credit facility on September 25, 2007 to pay a portion of the Transactions. As of May 31, 2009, we had no outstanding borrowings under our senior secured cash flow revolving credit facilities.

Borrowings under our senior secured cash flow facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus 1/2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under (x) our senior secured term loan facilities is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR or Eurocurrency borrowings and (y) our senior secured cash flow revolving credit facility is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin under our senior secured cash flow revolving credit facility may be reduced based on our achievement of certain specified ratios. In connection with our senior secured term loan facilities, we entered into a series of interest rate swap agreements with (1) an aggregate notional amount of $2,085.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and (2) an aggregate notional amount of €585.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,220.0 million outstanding at May 31, 2009) euro-denominated senior secured term loan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

The credit agreement governing our senior secured cash flow facilities requires us to prepay outstanding term loans, subject to certain exceptions; (1) after our first full fiscal year after the Closing Date, 50% (which percentage will be reduced to 25% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in our senior secured cash flow facilities); (2) if our senior secured leverage ratio is greater than a specified ratio, 100% (which percentage will be reduced to 50% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest those proceeds in assets to be used in our business or to make certain other permitted investments and (3) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under our senior secured cash flow facilities. All obligations under our senior secured cash flow facilities are unconditionally guaranteed by Parent, and, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under our senior secured cash flow facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of Parent and the subsidiary guarantors. No prepayments on the above mentioned debt was required under the credit agreement in fiscal 2009.

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

Senior Secured Asset-based Revolving Credit Facility. On September 25, 2007, we entered into a credit agreement and related security and other agreements for a senior secured asset-based revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $350.0 million, subject to borrowing base limitations. The borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on consigned inventory and accounts receivable owed by non-U.S. persons. Our senior secured asset-based revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $35.0 million sub-facility for borrowings on same-day notice, referred to as swingline loans. We did not draw on our senior secured asset-based revolving credit facility at the closing of the Transactions. As of May 31, 2009, the borrowing base under our senior secured asset-based revolving credit facility was $265.6 million, which is net of the amount we believe will not be funded by subsidiaries of Lehman Brothers Holding Inc., or Lehman, and borrowing base limitations relating to the senior secured asset-based revolving facility, of which $65.2 million is outstanding.

Borrowings under our senior secured asset-based revolving credit facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus 1/2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under our senior secured asset-based revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings. The applicable margin may be reduced based on our achievement of certain specified ratios.

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

Like our senior secured cash flow facilities described above, our senior secured asset-based revolving credit facility contains a number of covenants that restrict our ability and the ability of our restricted subsidiaries. The covenants limiting (1) dividends and other restricted payments, (2) investments, loans, advances and acquisitions and (3) prepayments or redemptions of other indebtedness each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $112.5 million plus 15% of any additional commitments under this facility of pro forma excess availability under our senior secured asset-based revolving credit facility and our senior secured cash flow revolving credit facility in the aggregate, and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next sentence. Although the credit agreement governing our senior secured asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if less than $35.0 million plus 10% of any additional commitments under this facility were available under our senior secured asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts unless our pro forma ratio of (a) Consolidated adjusted EBITDA minus Capital Expenditures minus Cash Taxes to (b) Fixed Charges (as such terms are defined in the credit agreement and in each case for the most recently ended four quarter period) were at least 1.0 to 1.0. The credit agreement governing our senior secured asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Notes. We issued an aggregate of $2,348.0 million of original notes on September 25, 2007 and an aggregate of $217.0 million of original notes on October 16, 2007 (which were issued at a premium above par of $6.0 million). The notes are our unsecured obligations, with $1,550.0 million being our senior obligations (consisting of $775.0 million of senior cash pay notes and $775.0 million of senior toggle notes) and $1,015.0 million being our senior subordinated obligations. All of the notes are guaranteed by each of the existing and future wholly-owned domestic subsidiaries that guarantee our obligations under our senior secured cash flow facilities. Interest is payable in cash, except with respect to our ability to elect to pay PIK interest on the senior toggle notes subject to certain exceptions.

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

Non-US Credit Facilities. As of May 31, 2009, we had (1) a non-US facilities in the amount of €100.0 million (approximately $141.5 million), and (2) a loan in Spain, together referred to as the non-US facilities. Outstanding borrowings under our non-US facilities bear interest at a variable rate of the lender’s interbank rate plus an applicable margin, and the Spain line is interest free. As of May 31, 2009, we had $52.6 million in outstanding borrowings under our non-US facilities.

Future Financing Activities

As of May 31, 2009, we had (1) approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $265.6 million available for borrowing under our senior secured asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) $97.6 million available for borrowing under our non-US facilities. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Capital Expenditures and Investments

We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds, auction-rate securities, debt instruments, fixed rate preferred equity securities, mortgage-backed securities, and equity securities. We are exposed to interest rate risk on our corporate bonds, debt instruments, auction-rate securities, fixed rate preferred equity securities and mortgage-backed securities. We see the growth prospects in our markets and intend to invest in an effort to improve our worldwide market position. We expect to spend in excess of $500.0 million over the next two fiscal years for capital expenditures (including instrumentation issued to the field) and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from operations, and currently available credit lines.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of May 31, 2009. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were net borrowings under our asset-based revolving facility of $65.2 million as of May 31, 2009. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. Certain debt agreements (non-U.S. facilities) survived the Merger and as of May 31, 2009, require principal payments of $45.4 million due within the next twelve-months.

During the quarter ended November 30, 2008, Lehman, whose subsidiaries have a $41.5 million credit commitment across our domestic revolving borrowing base, filed for bankruptcy. During the second fiscal quarter in 2009, we submitted borrowing requests for $175.0 million from our senior secured asset-based revolving facility; however, only $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. Based on the above, our revolving borrowing base available under all debt facilities at May 31, 2009 was $741.0 million, which is net of the amount we believe will not be funded by Lehman and borrowing base limitations as it relates to the senior secured asset-based revolving facility.

(in millions)	Total	2010	2011 and 2012	2013 and 2014	2015 and Thereafter
Contractual obligations (1)
Projected future benefit payments	$41.5	$3.5	$7.3	$7.9	$22.8
Long-term debt (including current maturities)	6,212.7	81.2	71.6	136.8	5,923.1
Interest payments (2)	3,463.5	508.0	923.2	917.1	1,115.2
Material purchase commitments	27.4	18.7	7.8	0.4	0.5
Outsourcing contract obligation	21.6	5.5	10.6	5.5	-

Total contractual obligations	$9,766.7	$616.9	$1,020.5	$1,067.7	$7,061.6

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.
(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $40.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic , regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and regulatory changes in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives. See “Risk Factors.”

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of the notes to our consolidated financial statements included elsewhere in this annual report. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, income taxes and valuation of purchased in-process research and development.

Revenue Recognition

We sell product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

At certain locations we record a contractual allowance that is offset against revenue for each sale to a non-contracted payer so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payers and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. We will invoice at our list price and establish the contractual allowance to estimate what the non-contracted payer will settle the claim for based on the information available as noted above. We have a history of collection rates we track by product line and payer category that can be reasonably estimated. At certain locations revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

Excess and Obsolete Inventory

In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Goodwill and Other Intangible Assets

We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The first step under SFAS 142 requires a comparison of the carrying value of the reporting units, of which we have identified eight, in total to the fair value of these units. We use the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. Based on the discount rate used in our most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.7 billion and a decrease in the discount rate of 1% results in $1.7 billion higher fair value. With interest rates at historical lows, an increase in rates could materially affect the discount rate in subsequent valuations, which could significantly change the valuation given that other key assumptions are held constant. In addition, for purposes of performing their annual goodwill and indefinite lived intangible asset impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill and indefinite lived intangible asset impairment test to measure the amount of impairment loss, if any.

The second step of the goodwill and indefinite lived intangible asset impairment test compares the implied fair value of a reporting unit’s goodwill and indefinite lived intangible assets to its carrying value. If we are unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss is probable and could be reasonably estimated, we recognize our best estimate of the loss in our current period financial statements and disclose the amount as an estimate. We then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.

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

Other Loss Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, we accrue anticipated costs of settlements, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is within a given range and no amount within the range is more likely, we accrue the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future. We have self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by our insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

Income Taxes

We record income tax estimates in accordance with SFAS 109, Accounting for Income Taxes, and FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”); however, there are inherent risks that could create uncertainties related to the estimates. We adjust estimates based on normal operating circumstances and conclusions related to tax audits. We do not believe any audit finding could materially affect our financial position; however, there could be a material impact on our consolidated results of operations and cash flows of a given period.

Effective June 1, 2007, we adopted FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

Valuation of Purchased In-Process Research and Development

When a business combination occurs, such as our Merger, the purchase price is allocated based upon the fair value of tangible assets and in-process research and development, or IPRD. We recognize IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We consider, among other things, the project’s stage of completion, complexity of the work competed as the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. We believe the methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the effect the adoption of FAS 141R will have on its consolidated financial statements.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), and we adopted SFAS 157 effective June 1, 2008. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS 157 at the beginning of fiscal year 2009 and the remaining provisions were adopted by us as of June 1, 2009. The fiscal year 2009 adoption did not result in a material impact to our financial statements (see Note 6 to our consolidated financial statements). We are currently evaluating the impact of adopting the remaining parts of SFAS 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This statement was effective as of September 30, 2008 and did not have a material impact on our consolidated financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value measurements in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It emphasizes that despite significant decreases in volume and level of activity, and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement stays the same. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial statements.

SFAS 159 – In February 2007, the FASB issued SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. On June 1, 2008 we did not elect the fair value option for financial assets and liabilities held at June 1, 2008.

SFAS 160 – In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the effect the adoption of SFAS 160 will have on our consolidated financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS 161 on December 1, 2008. See Note 2 within the notes to the consolidated financial statements for more information.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim periods and annual periods ending after June 15, 2009, and will be applied prospectively. We do not expect the adoption of SFAS 165 to have a material impact on our consolidated financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

FASB Staff Position No. 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, FSP 107-1 and APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

FASB Staff Positions No. 115-2 and No. 124-2 – In April 2009, the FASB issued FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2” and “FSP 124-2”). FSP 115-2 and FSP 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 and FSP 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and FSP 124-2 is effective for interim periods and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP 115-2 and FSP 124-2 will have a material impact on our consolidated financial statements.

FASB Staff Position No. 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets. FSP 140-4 and FIN 46(R)-8 will become effective for our fiscal year beginning June 1, 2009. We are currently evaluating the effect the adoption of FSP 140-4 and FIN 46(R)-8 will have on our consolidated financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are in the process of determining the impact, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

Interest Rate Risk

Our principal exposure to interest rate risk arises from variable rates associated with our credit facilities. For a description of these facilities, refer to Note 8 to the consolidated financial statements included in this annual report.

During August 2007 and March 2008, we entered into a series of interest rate swap agreements with an aggregate notional amount of $1,890.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and during August 2007 and March 2008, we entered into a series of interest rate swap agreements with an aggregate notional amount of €635.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,329.0 million at September 25, 2007) euro-denominated senior secured term loan facility. During December 2008 and February 2009, we entered into two additional interest rate swap agreements with a total notional amount of $520.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated term loan facility. As of May 31, 2009, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated senior secured term loan facility was a $102.8 million net unrealized loss, and the fair value of the interest rate swap agreements relating to our euro-denominated senior secured term loan facility was a €35.8 million (approximately $50.7 million) net unrealized loss. Net of our $5.1 million credit valuation adjustment, we have a liability of $148.4 million.

We do not have any investments that would be classified as trading securities under generally accepted accounting principles. Our non-trading investments, excluding cash and cash equivalents, consist of debt securities, equity securities, auction-rate securities and mortgage-backed securities. The debt securities include municipal bonds, with fixed rates, and preferred stocks, which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. We utilize derivatives to hedge against increases in interest rates with interest rate swap agreements.

Based on our overall interest rate exposure at May 31, 2009, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2009, would cause a $2.7 million increase in or savings in interest expense, respectively.

Foreign Currency Risk

Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or the Company itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. We have hedged a portion of our net investment in our European subsidiaries with the issuance of €875.0 million principal amount term loan on September 25, 2007. Our net investment in our European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2009, our net investment in European subsidiaries totaled €1,331.0 million ($1,883.9 million) and the outstanding principal balance was €861.9 million ($1,220.0 million). The difference of €469.1 million ($663.9 million) remained unhedged. Effectiveness is tested quarterly to determine hedge treatment is still appropriate. We test effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the Euro denominated debt balance. Any ineffectiveness is recorded in the statement of operations.

Based on our overall exposure for foreign currency at May 31, 2009, a hypothetical 10% change up or down in foreign currency rates would have a $7.4 million effect on interest expense. We do not consider this effect to the results of operations and net income, material, or believe there will be any material affect to the balance sheet.

Price Risk

We regularly purchase raw material commodities such as cobalt chromium, titanium, stainless steel and polyethylene powder and sterile packaging. We generally enter into 12 to 24 month term supply contracts, when possible, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses on potential commodity price changes. A 10% change across all of these commodities would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

BIOMET, INC.

INDEX TO FINANCIAL STATEMENTS

Index	Page Number
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm - Successor	45
Report of Independent Registered Public Accounting Firm - Predecessor	46
Consolidated Balance Sheets as of May 31, 2009 and 2008	47
Consolidated Statements of Operations for the year ended May 31, 2009 (Successor), for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor), and the year ended May 31, 2007 (Predecessor)	48
Consolidated Statements of Shareholders’ Equity for the year ended May 31, 2009 (Successor), for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor), and the year ended May 31, 2007 (Predecessor)	49
Consolidated Statements of Cash Flows for the year ended May 31, 2009 (Successor), for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor), and the year ended May 31, 2007 (Predecessor)	50
Notes to Consolidated Financial Statements	51
Financial Statements Schedule:
Schedule II - Valuation and Qualifying Accounts	78
Quarterly Results (Unaudited)	78
Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biomet, Inc.

Warsaw, Indiana

We have audited the consolidated balance sheets of Biomet, Inc. and subsidiaries (“Biomet -successor”) as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended May 31, 2009 and for the period July 12, 2007 through May 31, 2008. We have also audited the Biomet, Inc. and subsidiaries (“Biomet-predecessor”) consolidated statements of operations, shareholders’ equity and cash flows for the period June 1, 2007 through July 11, 2007. Our audit also included the financial statement schedule as of May 31, 2009 and May 31, 2008 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Biomet-successor as of May 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended May 31, 2009 and for the period July 12, 2007 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for Biomet-predecessor present fairly, in all material respects, the results of their operations and their cash flows for the period June 1, 2007 through July 11, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of May 31, 2009 and 2008, when considered in relation to the basic 2009 and 2008 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, LVB Acquisition, LLC acquired Biomet, Inc. and subsidiaries on July 11, 2007. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for the year ended May 31, 2009 and for the period July 12, 2007 through May 31, 2008 are not comparable with prior periods.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

August 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biomet, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Biomet, Inc. and subsidiaries for the year ended May 31, 2007. Our audit also included the financial statement schedule listed in the index of Item 8 for the year ended May 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements of Biomet, Inc. and subsidiaries referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended May 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended May 31, 2007.

/s/ Ernst & Young LLP

Fort Wayne, Indiana

July 25, 2007, except for Notes 5 and 13, as to which the date is April 29, 2008

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets.

(in millions)

	May 31, 2009	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$215.6	$127.6
Accounts receivable, net	511.1	486.2
Income tax receivable	20.0	48.8
Inventories	523.9	539.7
Deferred income taxes	78.4	100.7
Prepaid expenses and other	39.1	46.7

Total current assets	1,388.1	1,349.7
Property, plant and equipment, net	636.1	640.9
Investments	27.4	41.3
Intangible assets, net	5,680.0	6,208.2
Goodwill	4,780.5	5,422.8
Other assets	88.8	118.9

Total assets	$12,600.9	$13,781.8

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion long-term debt	$81.2	$75.4
Accounts payable	99.4	83.7
Accrued interest	73.1	80.9
Accrued wages and commissions	66.6	79.1
Other accrued expenses	310.9	245.4

Total current liabilities	631.2	564.5
Long-term liabilities:
Long-term debt, net of current portion	6,131.5	6,225.4
Deferred income taxes	1,816.3	2,112.5
Other long-term liabilities	181.6	43.1

Total liabilities	8,760.6	8,945.5
Shareholders’ equity:
Additional paid-in capital	28.6	25.8
Contributed capital	5,555.8	5,521.9
Accumulated deficit	(1,713.4)	(964.2)
Accumulated other comprehensive income (loss)	(30.7)	252.8

Total shareholders’ equity	3,840.3	4,836.3

Total liabilities and shareholders’ equity	$12,600.9	$13,781.8

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations.

(in millions)

	For the Year Ended May 31,	For the Periods		For the Year Ended May 31,
	2009	July 12, 2007 -	June 1, 2007 -	2007
		May 31, 2008	July 11, 2007
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$2,504.1	$2,134.5	$248.8	$2,107.4
Cost of sales	828.4	814.7	102.3	642.3

Gross margin	1,675.7	1,319.8	146.5	1,465.1
Selling, general and administrative expense	1,003.6	1,097.6	194.2	881.1
Research and development expense	93.5	82.2	34.0	85.6
In-process research and development	-	479.0	-	-
Amortization	375.8	329.3	0.5	8.8
Goodwill and intangible assets impairment charge	551.1	-	-	-

Operating income (loss)	(348.3)	(668.3)	(82.2)	489.6
Interest expense	550.3	516.3	0.3	9.3
Other (income) expense	21.8	9.7	(0.6)	(21.3)

Other (income) expense, net	572.1	526.0	(0.3)	(12.0)
Income (loss) before income taxes	(920.4)	(1,194.3)	(81.9)	501.6
Provision on (benefit) from income taxes	(171.2)	(230.1)	(27.3)	165.7

Net income (loss)	$(749.2)	$(964.2)	$(54.6)	$335.9

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity.

(in millions)

				Retained	Accumulated
	Common Shares		Additional	Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at June 1, 2006	245.0	$206.7	$116.5	$1,379.3	$17.7	$1,720.2
Net Income	-	-	-	335.9	-	335.9
Change in unrealized holding value on investments, net of $0.8 tax effect	-	-	-	-	1.6	1.6
Reclassification adjustment for losses included in net income, net of tax effect	-	-	-	-	(0.1)	(0.1)
Currency translation adjustments	-	-	-	-	43.4	43.4

Comprehensive income	-	-	-	-	-	380.8

Employee defined benefit plan, net of $6.3 tax effect	-	-	-	-	(16.6)	(16.6)
Exercise of stock options	0.9	23.1	-	-	-	23.1
Compensation expense	-	-	17.7	-	-	17.7
Excess tax benefit from exercise of stock options	-	-	3.2	-	-	3.2
Purchase of shares	(0.2)	(0.2)	(0.1)	(7.0)	-	(7.3)
Cash dividends	-	-	-	(73.5)	-	(73.5)
Other	-	-	1.6	-	-	1.6

Balance at May 31, 2007	245.7	229.6	138.9	1,634.7	46.0	2,049.2

Net loss for the period June 1, 2007 to July 11, 2007	-	-	-	(54.6)	-	(54.6)
Currency translation adjustments	-	-	-	-	(6.6)	(6.6)

Comprehensive loss						(61.2)

Adoption of FIN 48	-	-	-	(9.2)	-	(9.2)
Excess tax benefit from exercise of stock options	-	-	3.9	-	-	3.9
Purchase of shares	(1.0)	(2.1)	(0.7)	-	-	(2.8)
Effect of Merger	(244.7)	(227.5)	(142.1)	(1,570.9)	(39.4)	(1,979.9)
Net loss for the period July 12, 2007 to May 31, 2008	-	-	-	(964.2)	-	(964.2)
Change in unrealized holding value on available for sale securities	-	-	-	-	(3.8)	(3.8)
Interest rate swap unrealized loss, net of $(7.2) tax effect	-	-	-	-	(12.1)	(12.1)
Foreign currency related gains	-	-	-	-	267.1	267.1
Employee defined benefit plan	-	-	-	-	1.6	1.6

Comprehensive loss	-	-	-	-	-	(711.4)

Contributed capital	-	5,521.9	-	-	-	5,521.9
Compensation expense	-	-	25.8	-	-	25.8

Balance at May 31, 2008	-	5,521.9	25.8	(964.2)	252.8	4,836.3
Net loss	-	-	-	(749.2)	-	(749.2)
Reclassification of impairment loss	-	-	-	-	4.0	4.0
Interest rate swap unrealized loss, net of $(50.1) tax effect	-	-	-	-	(79.1)	(79.1)
Foreign currency related losses	-	-	-	-	(199.2)	(199.2)
Other accumulated other comprehensive loss	-	-	-	-	(9.2)	(9.2)

Comprehensive loss	-	-	-	-	-	(1,032.7)

Compensation expense	-	33.9	-	-	-	33.9
Other	-	-	(0.9)	-	-	(0.9)
Contributed capital	-	-	3.7	-	-	3.7

Balance at May 31, 2009	-	$5,555.8	$28.6	$(1,713.4)	$(30.7)	$3,840.3

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows.

(in millions)

	For the Year Ended	For the Periods		For the Year Ended
	May 31, 2009	July 12, 2007 -	June 1, 2007 -	May 31, 2007
		May 31, 2008	July 11, 2007
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows provided by operating activities:
Net loss	$(749.2)	$(964.2)	$(54.6)	$335.9
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	537.7	461.0	9.3	97.0
Amortization of deferred financing costs	11.3	7.7	-	-
In-process research and development charge	-	479.0	-	-
Stock based compensation expense	33.9	25.8	-	17.7
Inventory step-up related to Merger	-	160.3	-	-
Provision for doubtful accounts receivable	(10.5)	-	-	-
Loss (gain) and impairment on investments, net	14.6	-	(7.0)	-
Goodwill and intangible assets impairment charge	551.1	-	-	-
Provision for inventory obsolescence	9.9	7.7	-	-
Deferred income taxes	(224.7)	(27.5)	76.7	(61.8)
Excess tax benefit from exercise of stock options	-	-	(3.9)	(3.2)
Other	4.0	(0.4)	-	(2.4)
Changes in operating assets and liabilities, net of effects from Merger:
Accounts receivable	(38.8)	(14.9)	5.8	22.0
Inventories	(27.9)	5.7	(12.0)	7.9
Prepaid expenses	3.1	25.2	-	-
Accounts payable	19.6	13.4	(1.6)	2.8
Income tax receivable (payable)	39.4	(17.8)	-	11.6
Accrued interest	(7.8)	80.9	-	-
Share-based compensation accrual related to Merger	-	-	112.8	-
Other	78.1	(53.0)	(66.1)	12.3

Net cash provided by operating activities	243.8	188.9	59.4	439.8
Cash flows provided by (used in) investing activities:
Net proceeds (purchases) from sale and purchase of investments	3.1	84.7	42.8	(64.7)
Capital expenditures	(185.0)	(167.9)	(22.0)	(142.5)
Acquisitions, net of cash acquired	(13.0)	(0.4)	(9.8)	-
Acquisition of Biomet, Inc.	-	(11,638.2)	-	-
Other	-	-	-	(6.5)

Net cash provided by (used in) investing activities	(194.9)	(11,721.8)	11.0	(213.7)
Cash flows provided by (used in) financing activities:
Debt:
Increase (decrease) in short-term borrowings	-	(51.0)	0.2	(196.8)
Proceeds under revolving credit agreements	213.6	(134.6)	-	-
Payments under revolving credit agreements	(138.2)	(18.3)	-	-
Payments under senior secured credit facility	(35.7)	-	-	-
Proceeds from long-term debt related to merger	-	6,250.7	-	-
Payment of deferred financing costs	-	(87.1)	-	-
Equity:
Capital contributions	3.7	5,521.9	-	-
Issuance of common shares	-	-	-	23.1
Cash dividends	-	-	-	(73.5)
Repurchase of common shares	(0.9)	-	(2.8)	(7.3)
Excess tax benefit from exercise of stock options	-	-	3.9	3.2

Net cash provided by (used in) financing activities	42.5	11,481.6	1.3	(251.3)
Effect of exchange rate changes on cash	(3.4)	2.0	0.1	4.3

Increase (decrease) in cash and cash equivalents	88.0	(49.3)	71.8	(20.9)
Cash and cash equivalents, beginning of period	127.6	176.9	105.1	126.0

Cash and cash equivalents, end of period	$215.6	$127.6	$176.9	$105.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$543.8	$387.3	$-	$9.4

Income taxes	$12.1	$52.0	$-	$188.8

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1—Merger.

On December 18, 2006, Biomet, Inc. (“Biomet” or the “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet’s outstanding common shares, without par value. The Offer expired on July 11, 2007, with approximately 82% of the outstanding shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger and LVB acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the merger (the “Merger” and, together with the “Offer”, the “Transactions”). LVB is controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities.

The Merger was accounted for under the purchase method of accounting pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the effect of the Merger has been included in the Company’s consolidated statement of operations subsequent to July 11, 2007 (the “Merger Date”), and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated balance sheet as of the Merger Date, with the excess purchase price recorded as goodwill. As of July 12, 2007, the Successor Company began operating under a new basis of accounting for its financial statements. Because of the new basis of accounting, the Predecessor Company’s historical financial information is not comparable to the Successor Company’s financial information for periods after July 12, 2007. The term “Successor Company” refers to Biomet following its acquisition by Purchaser on July 12, 2007 and the term “Predecessor Company” refers to Biomet prior to its acquisition on July 12, 2007.

The Company has allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies and based on the Company’s eight reporting units, of which aggregate to its four product categories noted in the Company’s historical filings. Both assets and liabilities were valued as of July 11, 2007 based on fair value. On July 12, 2007, 82.4% of the step-up was recorded and combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. Also, the Tender Facility (as defined in Note 8 below) was refinanced on the Closing Date into various other credit facilities. See Note 8 – Debt below for a description of those facilities. See summary below for the allocation of the total purchase price:

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

In-process research and development (“IPRD”) products are at a stage of development that require further research and development to determine technical feasibility and commercial viability. IPRD valued in the amount of $479.0 million pertains to technology that was not technologically feasible at the date of acquisition and had no future alternative use. The fair value of the IPRD was determined based on the excess earnings method. The fair value was allocated to the Company’s eight business units, which includes Biomet Orthopedics, Biomet Trauma Biomet Spine (“BTBS”), Biomet Europe, Biomet 3i, Biomet Microfixation, Biomet International, Biomet Biologics, and Biomet Sports Medicine. Those eight business units aggregate to the Company’s four product segments: reconstructive, fixation, spinal, and other products. The significant assumptions made by management and used in the model were revenue projections for each project, project timing, discount rates used, and the related costs to complete each project. The IPRD does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

IPRD projects for Biomet Orthopedics focus on the utilization of new materials, new methods for fabricating existing materials, and new geometries of both new and existing materials to enhance function, durability and bony fixation for orthopedic implant devices primarily focused in the area of partial and total joint replacement. IPRD projects also focus in the area of innovative methods for surgically implanting orthopedic implant devices. Orthopedics had 43 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general anticipated completion dates ranging from the first quarter of fiscal 2009 to the third quarter of fiscal 2010. The estimated costs to complete these IPRD projects for Biomet Orthopedics as of the date of the acquisition were $51.0 million. IPRD projects for Biomet Orthopedics averaged 30% completion as of the Merger Date.

IPRD projects for BTBS are primarily related to addressing unmet needs in the musculoskeletal market utilizing both traditional and new technologies. BTBS had 47 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general projected completion dates ranging from the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The estimated costs to complete these IPRD projects for BTBS as of the date of the acquisition were $33.0 million. IPRD projects for BTBS averaged 75% completion as of the Merger Date.

IPRD projects for Biomet Europe focus primarily on improvements to joint replacement implants, such as wear resistant bearing combinations for hip replacement, total and partial knee prostheses with improved kinematic performance, novel shoulder implants

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 1—Merger, Continued.

for improved stability and range of motion and development of instrumentation with improved accuracy and ergonomics. Biomet Europe had 85 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having been completed or given anticipated completion dates ranging from the first quarter of fiscal 2009 to the second quarter of fiscal 2013. The estimated costs to complete these IPRD projects for Europe as of the date of the acquisition were $15.0 million. IPRD projects for Biomet Europe averaged 50% completion as of the Merger Date.

IPRD projects for Biomet Biologics focus primarily on producing new devices and applications to use autologous materials for regenerative tissue therapies. Biologics had 12 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having anticipated completion dates ranging from the third quarter of fiscal 2009 through the fourth quarter of fiscal 2011. The estimated costs to complete these IPRD projects for Biologics as of the date of the acquisition were $13.0 million. IPRD projects for Biologics averaged 50% completion as of the Merger Date.

IPRD projects for Biomet Sports Medicine focus on the utilization of new technologies, materials and devices to primarily treat soft tissue defects in tendons, ligaments and cartilage. This is accomplished through arthroscopic application of fixation devices and biomaterials. Sports Medicine had 16 projects in development as of July 11, 2007. The estimated costs to complete Sports Medicine’s IPRD as of the date of the acquisition were $1.0 million. The projects averaged 50% completion as of the Merger Date.

IPRD projects for Biomet 3i focus on the development of intraoral rehabilitation, generally in the area of dental implants, associated components, surgical instrumentation and regenerative therapies necessary for the placement of the implants. Biomet 3i had 22 projects in development as of July 11, 2007. Certain projects were completed by May 31, 2008, with remaining projects having general projected completion dates ranging from the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The estimated costs to complete Biomet 3i’s IPRD as of the date of the acquisition were $8.0 million. The projects were estimated to be 35% complete as of the Merger Date.

Proforma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the Merger had occurred at the beginning of fiscal year 2008. The selected unaudited pro forma consolidated results of operations presented below reflect the purchase method of accounting and have been adjusted for the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets. Interest expense and interest income have been adjusted to coincide with the post acquisition cash and debt balances of the Company. Income taxes have also been adjusted to reflect an estimated annual effective tax rate. The pro forma information has not been adjusted for any operating synergies or other anticipated cost savings that may result from the Merger. As a result, these unaudited pro forma consolidated results of operations may not be indicative of the historical results that may have been achieved had the companies been combined during the periods presented and is not intended to be a projection of future results.

(in millions, unaudited)	Year Ended May 31, 2008	Year Ended May 31, 2007
Net sales	$2,383.3	$2,107.4
Loss before benefit for income taxes	$(1,374.2)	$(1,169.4)
Net loss	$(1,081.2)	$(736.7)

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

Note 2—Summary of Significant Accounting Policies and Nature of Operations.

General—The Company is one of the largest orthopedic medical device companies in the United States and worldwide with operations in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, or the “Company”). The consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s results of operations for the year ended May 31, 2009 and for the period July 12, 2007 to May 31, 2008 are not comparative to the Company’s results of operations for period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger Date of July 11, 2007. The purchase price allocation included an IPRD charge of $479.0 million, and step-ups in fair value of inventory of $160.3 million and $80.4 million for fixed assets. The amounts were fully recorded as of the Closing Date of the Merger. Minority interest created as a result of the Merger for the period July 12, 2007 to September 25, 2007 was not material. Also the Company eliminated a one month reporting lag with its foreign subsidiaries as of the Merger Date.

Products—The Company operates in one reportable segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major market categories: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic segments: United States, Europe and International.

Reconstructive—Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s primary orthopedic reconstructive joints are knees, hips and shoulders, but the Company manufactures other joints as well. The Company also produces the associated instruments required by orthopedic surgeons to implant the Company’s reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2— Summary of Significant Accounting Policies and Nature of Operations, Continued.

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

Spinal—The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems, bone substitute materials and motion preservation systems, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine trade name.

Other—The Company manufactures and distributes a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Effect of Foreign Currency—Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the weighted average exchange rates during the period. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net.

Cash and Cash Equivalents—The Company considers all highly liquid investments at the date acquired with original maturities of three months or less at the date acquired to be cash equivalents.

Investments—The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million principal amount term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2009, the Company’s net investment in European subsidiaries totaled €1,331.0 million ($1,883.9 million) and the outstanding principal term loan balance was €861.9 million ($1,220.0 million). The difference of €469.1 million ($663.9 million) remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any ineffectiveness is recorded in the statement of operations.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2— Summary of Significant Accounting Policies and Nature of Operations, Continued.

Interest Rate Instruments—The Company entered into interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2009 the Company had a swap liability of $148.4 million, which consisted of $62.2 million short term, and $91.3 million long term, partially offset by a $5.1 million credit valuation adjustment. See the table below for existing contracts (U.S. Dollars and Euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at May 31, 2009 Asset (Liability)	Fair Value at May 31, 2008 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$(1.6)	$0.8
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(4.9)	1.0
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(3.5)	1.7
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(7.2)	1.0
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(3.5)	1.5
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(26.2)	2.5
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(3.8)	1.7
2 year	USD	$195.0	September 25, 2007	September 25, 2009	(2.7)	(4.9)
2 year	USD	150.0	March 25, 2008	March 25, 2010	(1.9)	2.6
3 year	USD	195.0	September 25, 2007	September 25, 2010	(10.1)	(6.0)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(2.9)	3.1
4 year	USD	195.0	September 25, 2007	September 25, 2011	(16.5)	(8.1)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(4.6)	4.9
5 year	USD	585.0	September 25, 2007	September 25, 2012	(60.7)	(27.5)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(6.9)	7.3
5 year	USD	325.0	December 26, 2008	December 25, 2013	3.2	-
5 year	USD	195.0	September 25, 2009	September 25, 2014	0.3	-
FAS 157 Credit Valuation Adjustment					5.1	-

Total					$(148.4)	$(18.4)

The interest rate swaps were a net liability of $148.4 million at May 31, 2009 and are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in other comprehensive income and are reclassified into operations in the same period in which the hedged transaction affects earnings. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness recognized in operations was not material for any period presented. The Company did not enter into derivative instruments prior to fiscal 2008.

On December 1, 2008, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133. Below is the applicable disclosure associated with adoption (in millions):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative for the year ended May 31, 2009 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Year Ended May 31, 2009
Interest rate swaps, net of tax	$(79.1)	Interest expense	$-	Other income/expense	$-

As of May 31, 2009, the effective interest rate, including the applicable lending margin, on 90.5% ($2,085.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 7.02% through the use of interest rate swaps. The effective interest rate on 67.9% (€585.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.32% and 3.90%, respectively. As stated in Note 8 to the consolidated financial statements, the remaining debt instruments have a fixed interest rate. As of May 31, 2009, the Company’s weighted average interest rate on all debt was 8.24%.

Comprehensive Income—Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of May 31, 2009, foreign investments were all permanent in nature.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2— Summary of Significant Accounting Policies and Nature of Operations, Continued.

Other comprehensive income (loss) and the related components as included in other total comprehensive income (loss) are included in the table below:

(in millions)	Year Ended May 31, 2009	July 12, 2007 - May 31, 2008 (Successor)	June 1, - July 11, 2007 (Predecessor)	Year Ended May 31, 2007
Other comprehensive income (loss), net of tax:
Beginning of period	$252.8	$-	$46.0	$17.7
Unrecognized actuarial gain (loss) on pension assets	(8.4)	1.6	-	(16.6)
Foreign currency translation adjustments	(199.2)	267.1	(6.6)	43.4
Unrealized loss on interest rate swaps	(79.1)	(12.1)	-	-
OTTI on auction-rate securities	4.0	-	-	-
Unrealized gain (loss) on available-for-sale securities	(0.8)	(3.8)	-	1.5
Effect of Merger	-	-	(39.4)	-

End of Period	$(30.7)	$252.8	$-	$74.3

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

Other loss contingencies—In accordance with SFAS No. 5, Accounting for Contingencies, the Company accrues anticipated costs of settlement, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

Revenue Recognition—The Company sells its products through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payer so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payers and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. The Company will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payer will settle the claim for based on the information available as noted above. At certain locations revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

Advertising—Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses were $9.3 million, $11.5 million, $0.6 million, and $10.1 million, for the fiscal year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the fiscal year ended May 31, 2007, respectively.

        Research and Development—Research and development costs are charged to expense as incurred. IPRD is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use, consistent with SFAS 2, Accounting for Research and Development Cost, and Financial Accounting Standards Board Interpretation (“FIN”) 4, Applicability of SFAS 2 to Business Combinations.

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

Effective June 1, 2007, the Company adopted FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2— Summary of Significant Accounting Policies and Nature of Operations, Continued.

Goodwill and Other Intangible Assets—The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step under SFAS 142 requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total to the fair value of these units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill and indefinite lived intangible asset impairment test, assets and liabilities, are allocated to the individual reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill and indefinite lived intangible asset impairment test to measure the amount of impairment loss, if any.

The second step of the goodwill and indefinite lived intangible asset impairment test compares the implied fair value of a reporting unit’s goodwill and indefinite lived intangible assets to its carrying value. If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that amount as an estimate. The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.

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

Change in Accounting Principle— As of the Merger Date, the Company eliminated the one-month lag in reporting for certain subsidiaries in non-domestic locations. The elimination of the one-month lag is considered a change in accounting principle adopted in conjunction with the Merger and was applied prospectively. The effect of the elimination is not material.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS 141R will have on its consolidated financial statements.

SFAS 157 – In September 2006, the FASB issued SFAS 157, and the Company adopted SFAS 157 effective June 1, 2008. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS 157 at the beginning of fiscal year 2009 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2010. The fiscal year 2009 adoption did not result in a material impact to the Company’s financial statements (see Note 6). The Company is currently evaluating the impact of adopting the remaining parts of SFAS 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This statement was effective as of September 30, 2008 and did not have a material impact on the Company’s consolidated financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4. Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value measurements in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It emphasizes that despite significant decreases in volume and level of activity, and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement stays the same. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial statements.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company did not elect the fair value option for financial assets and liabilities held at June 1, 2008.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS 160 will have on its consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2— Summary of Significant Accounting Policies and Nature of Operations, Continued.

SFAS 161 – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133 (“SFAS 161”). This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS 161 on December 1, 2008. See Note 2 within the notes to the consolidated financial statements for more information.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim periods and annual periodsending after June 15, 2009, and will be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009.

FASB Staff Position No. 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, FSP 107-1 and APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

FASB Staff Positions No. 115-2 and No. 124-2 – In April 2009, the FASB issued FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2” and “FSP 124-2”). FSP 115-2 and FSP 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.

FSP 115-2 and FSP 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and FSP 124-2 is effective for interim periods and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP 115-2 and FSP 124-2 will have a material impact on its consolidated financial statements.

FASB Staff Position No. 140-4 and FIN 46(R)-8 – In December 2008, the FASB issued FASB Staff Position No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require additional disclosures about an entity’s involvement with variable interest entities and transfers of financial assets. FSP 140-4 and FIN 46(R)-8 will become effective for the Company’s fiscal year beginning June 1, 2009. The Company is currently evaluating the effect the adoption of FSP 140-4 and FIN 46(R)-8 will have on its consolidated financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact, if any, that the adoption of FSP 142-3 will have on its consolidated financial statements.

Note 3—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	May 31, 2009	May 31, 2008
Raw materials	$90.3	$89.6
Work-in-process	52.8	57.9
Finished goods	157.5	155.9
Consigned distributor	223.3	236.3

Inventories, net	$523.9	$539.7

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 4—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Related maintenance and repairs are expensed as incurred. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset or asset group are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset or asset group over fair value. Depreciation on instruments is included within cost of sales. Property, plant and equipment consisted of the following:

(in millions)	May 31, 2009	May 31, 2008
Land and land improvements	$46.4	$49.3
Buildings and leasehold improvements	137.9	125.5
Machinery and equipment	262.0	246.6
Instruments	361.2	323.9
Construction in progress	17.6	13.5

Total property, plant and equipment	825.1	758.8
Accumulated depreciation	(189.0)	(117.9)

Total property, plant and equipment, net	$636.1	$640.9

Note 5—Investments

At May 31, 2009, the Company’s investment securities were classified as follows:

	Amortized Cost, as adjusted	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Debt securities	$24.6	$-	$(0.5)	$24.1
Equity securities	0.7	-	(0.1)	0.6

Total available-for-sale	25.3	-	(0.6)	24.7
Other	2.9	-	(0.2)	2.7

Total	$28.2	$-	$(0.8)	$27.4

At May 31, 2008, the Company’s investment securities were classified as follows:

	Amortized Cost	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Debt securities	$36.3	$-	$(3.8)	$32.5
Equity securities	0.7	0.1	-	0.8
Mortgage-backed securities	5.9	-	(0.1)	5.8

Total available-for-sale	42.9	0.1	(3.9)	39.1
Held-to-maturity:
Debt securities	1.5	-	-	1.5

Total held-to-maturity	1.5	-	-	1.5
Certificates of deposit	0.7	-	-	0.7

Total	$45.1	$0.1	$(3.9)	$41.3

The Company had auction-rate securities which were originally recorded in cash and cash equivalents at May 31, 2007 and were reclassified to long-term investments. These reclassifications also impacted net proceeds (purchases) from the sale and purchase of investments within the investing section of the consolidated statements of cash flows for the year ended May 31, 2007.

The net proceeds (purchases) from sales (purchases) of available-for-sale securities were $3.1 million, $84.7 million, $42.8 million and $(64.7) million for the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the year ended May 31, 2007, respectively. There were no sales of held-to-maturity securities for any period presented. The cost of marketable securities sold is determined by the specific identification method. Net realized gains and (losses) on sales of available-for-sale securities were $0.8 million, $0.3 million, $0.1 million, and $2.4 million for the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the year ended May 31, 2007, respectively. The Company’s investment securities at May 31, 2009 all have maturities greater than 1 year.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 5—Investments, Continued.

The Company reviews its impairments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin Topic 5M, Miscellaneous Accounting and Financial Accounting Standards Board Staff Position, FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of May 31, 2009, the Company held auction-rate securities of $22.2 million. They are AAA-rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of May 31, 2009 because of the inability to predict when the market will stabilize. All of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment throughout the year ended May 31, 2009. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. The Company has concluded that due to the continued illiquidity of the auction-rate market, the impairment is now other-than-temporary. As a result, a $9.4 million loss has been recorded in other (income) expense during the fiscal year 2009, which consists of $3.2 million and $2.2 million of unrealized losses previously recorded in other comprehensive income as of May 31, 2008 and November 30, 2008, respectively, and $4.0 million that occurred during the fiscal quarter ended February 28, 2009. During the fiscal quarter ended May 31, 2009, $3.1 million auction-rate securities were called and settled at par. The Company recorded a net realized gain of $0.8 million, which offsets the unrealized loss amount recorded in other (income) expense. No additional temporary or other-than-temporary impairment was recorded during the fourth quarter of fiscal 2009.

Investment income (included in other income, net) consists of the following:

	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Interest income	$3.6	$5.9	$1.3	$8.1
Dividend income	0.3	0.5	0.1	1.6
Net realized gains (losses)	0.8	(0.2)	0.6	9.1
OTTI on auction-rate securities	(8.6)	-	-	-

Total	$(3.9)	$6.2	$2.0	$18.8

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

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include treasury bonds and marketable equity securities.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 6—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis.

	Fair Value at May 31, 2009	Fair Value Measurements Using Inputs Considered as

(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.4	-	$3.4	-
Auction-rate securities	22.2	-	-	$22.2
Other	1.8	0.8	0.5	0.5

Total assets	$27.4	$0.8	$3.9	$22.7

Liabilities:
Interest rate swaps	$148.4	-	$148.4	-

Total liabilities	$148.4	$-	$148.4	$-

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At May 31, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at May 31, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(in millions)
Balance at June 1, 2008	$34.4
Total net losses included in earnings	(8.6)
Total unrealized losses included in other comprehensive income	-
Total proceeds from sale of available-for-sale securities	(3.1)

Balance at May 31, 2009	$22.7

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the year ended May 31, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 7—Goodwill and Other Intangible Assets.

During fiscal 2009, the Company recorded an $551.1 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with the dental reconstructive reporting unit. The decline in sales volume during the third quarter created an indication of potential impairment of its long-lived assets; therefore, the Company performed an interim preliminary impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to its original assumptions at the time of the Merger. The Company finalized the impairment test during the fourth quarter of fiscal 2009.

        The Company used the income approach to determine the fair value of the dental reconstructive reporting unit and related intangible assets and the amount of the impairment charge. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and definite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the dental reconstructive reporting unit, the Company used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach, for both goodwill and intangibles that requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective. At the time of the Merger, the Company expected average net sales growth rates to be in the mid-teens. Due to changes in end market demand, driven by a large portion of the dental reconstructive business being based on discretionary spending, the Company now expects net sales growth rates to be flat through the next fiscal year, with growth rates in the mid-to-high single digits the following year. The growth rates after 2018 were extrapolated using a 3.0 percent terminal growth rate, which is lower than the long-term average growth rate for the industry.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 7—Goodwill and Other Intangible Assets, Continued.

To calculate the amount of the impairment charge, the Company allocated the fair value of the dental reconstructive reporting unit to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill at February 28, 2009, and final amount in the fourth quarter. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company’s dental reconstructive reporting unit’s assets and liabilities as if the dental reconstructive reporting unit had been acquired in a business combination.

The Company also performed its annual assessment for impairment as of March 31, 2009 for all eight reporting units. The methodology used was consistent with that described in Note 2-Summary of Significant Accounting Policies and Nature of Operations. The Company utilized a 9.6% discount rate for seven reporting units and 10.6% for the remaining reporting unit. Based on the discount rate used in the Company’s most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.7 billion and a decrease in the discount rate of 1% results in $1.7 billion higher fair value. The step one test also include assumptions derived from competitor market capitalization and beta values as well as a weighted average treasury bill rate from June 1, 2008 through March 31, 2009. All eight reporting units passed step one of the impairment test for both goodwill and other intangibles on March 31, 2009, therefore it was not necessary to perform the step two analysis.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the weakening of the Euro against the U.S. Dollar, as well as amortization.

The following table summarizes the changes in the carrying amount of goodwill (in millions):

Total
Balance at June 1, 2008	$5,422.8
Goodwill acquired	2.0
Currency translation	(148.7)
Impairment charge	(495.6)

Balance at May 31, 2009	$4,780.5

Intangible assets consist of the following at May 31, 2009 and 2008 (in millions):

	May 31, 2009						May 31, 2008
	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,081.4	$-	$2,081.4	$(201.3)	$-	$1,880.1	$2,080.6	$(93.8)	$1,986.8
Completed technology	720.4	(55.5)	664.9	(100.9)	15.0	579.0	720.4	(47.5)	672.9
Product trade names	181.5	-	181.5	(18.8)	-	162.7	178.0	(8.5)	169.5
Customer relationships	2,930.0	-	2,930.0	(379.1)	-	2,550.9	2,917.5	(173.1)	2,744.4
Non-compete contracts	4.3	-	4.3	(0.3)	-	4.0	-	-	-

Sub-total	5,917.6	(55.5)	5,862.1	(700.4)	15.0	5,176.7	5,896.5	(322.9)	5,573.6
Corporate trade names	408.0	(15.0)	393.0	-	-	393.0	408.0	-	408.0
Currency translation	129.1	-	129.1	(18.8)	-	110.3	233.0	(6.4)	226.6

Total	$6,454.7	$(70.5)	$6,384.2	$(719.2)	$15.0	$5,680.0	$6,537.5	$(329.3)	$6,208.2

The weighted average useful life of the intangibles at May 31, 2009 is as follows:

Weighted Average Useful Life
Core technology	19 Years
Completed technology	13 Years
Product trade names	17 Years
Customer relationships	18 Years
Non-compete contracts	5 Years
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2010 through 2014 is $372.6 million, $364.0 million, $356.4 million, $348.0 million, and $338.7 million, respectively.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 8—Debt.

Bank Borrowing—In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the “Tender Facility”, pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Company refinanced all amounts borrowed under the Tender Facility at the Closing Date with senior secured credit facilities (which include term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. On October 16, 2007, the unsecured bridge facilities were refinanced into the senior notes and senior subordinated notes at a premium of $6.0 million. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The Company has not made this election at May 31, 2009. As of May 31, 2009, $68.1 million of financing fees related to the above credit agreement remained in long term assets. The terms and carrying value of each instrument at May 31, 2009 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	May 31, 2009		May 31, 2008	Premium on Notes at May 31, 2009		Premium on Notes at May 31, 2008
Debt Instruments
European facilities		Primarily	Euro		€37.2	€29.9		€-	€-
		Euribor + 2.40%			$52.6	$46.6		$-	$-
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars		$2,304.7	$2,328.3		$-	$-
Term loan facility	March 25, 2015	Libor + 3.00%	Euro		€861.9	€870.6		€-	€-
					$1,220.0	$1,355.2		$-	$-
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars		$-	$-		$-	$-
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euro & US Dollars	$ / €	-	-	$ / €	-	-
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars		$65.2	$-		$-	$-
Senior cash pay notes	October 15, 2017	10%	US Dollars		$775.0	$775.0		$2.0	$2.2
Senior toggle notes	October 15, 2017	10 3/ 8% /11 1/ 8%	US Dollars		$775.0	$775.0		$1.1	$1.2
Senior subordinated notes	October 15, 2017	11 5/ 8%	US Dollars		$1,015.0	$1,015.0		$2.1	$2.3

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. Dollar and Euro term loans. The 3-month LIBOR rates for the U.S. Dollar and Euro in effect as of May 31, 2009 were 1.22% and 1.56%, respectively. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.9 million on June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009 for the U.S. Dollar denominated term loan facility, and made required payments of $3.4 million, $3.0 million, $2.8 million, and $2.9 million on June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009, respectively, for the Euro denominated term loan facility. There were borrowings under the asset-based revolving credit facility of $65.2 million as of May 31, 2009. The cash flow and asset-based revolving credit facility and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.4154 and $1.5585, which represents the currency exchange rate from Euros to U.S. Dollars on May 31, 2009 and 2008, respectively.

During the second fiscal quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. During the second quarter ended November 30, 2008, the Company submitted borrowing requests for $175.0 million from its senior secured asset-based revolving facility of which $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. Based on the above, the Company’s revolving borrowing base available under all debt facilities at May 31, 2009 was $741.0 million, which is net of the amount the Company believes will not be funded by Lehman and borrowing base limitations relating to the senior secured asset-based revolving facility.

At May 31, 2009 and 2008, short-term borrowings consisted of the following:

(in millions)	May 31, 2009	May 31, 2008
Senior secured credit facilities	$35.8	$37.0
Non-US facilities	45.4	38.4

Total	$81.2	$75.4

Summarized in the table below are the Company’s long-term obligations as of May 31, 2009:

	Total	2010	2011	2012	2013	2014 and thereafter
Long-term debt (including current maturities)	$6,212.7	$81.2	$35.8	$35.8	$101.0	5,958.9

The Company currently is restricted in its ability to pay dividends under various covenants of its debt agreements, including its credit facilities and the indentures governing its notes. The Company does not expect for the foreseeable future to pay dividends on its common stock, and did not during fiscal 2008 or fiscal 2009. Any future determination to pay dividends will depend upon, among other factors, its results of operations, financial condition, capital requirements, any contractual restrictions and any other considerations the Company’s Board of Directors deems relevant.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans.

The Company has a defined contribution profit sharing plan which covers substantially all of the team members within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches up to 75% of the Team Member’s contribution, up to a maximum amount equal to 5% of the Team Member’s compensation. The amounts expensed under this profit sharing plan for the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the year ended May 31, 2007, were $6.3 million, $8.1 million, $0.9 million, and $4.9 million, respectively.

The Company historically maintained an Employee Stock Bonus Plan for eligible team members of the Company and certain subsidiaries, which we now operate as part of our 401(k) plan, under which participants may elect to contribute up to 10% of their annual compensation and the Company may make discretionary contributions on behalf of participants in the form of cash or stock. The Company historically contributed to the plan up to 3% of an eligible team member’s compensation in the form of stock. The amount expensed under this plan for the year ended May 31, 2007 was $5.8 million. Amounts expensed under the plan from June 1, 2007 to July 11, 2007 were nominal. Subsequent to the Merger, the Company makes cash contributions to the plan rather than contributing stock. On March 31, 2007, the Company merged this plan into the existing 401(k) plan. This did not affect the funding of this plan.

The Company sponsors various retirement and pension plans, including defined benefit plans, for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on the employee’s compensation during the last several years before retirement and the employee’s number of years of service for the Company. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31 for fiscal 2009 and fiscal 2008 as the measurement date for the foreign pension plans.

Net periodic benefit costs for the Company’s defined benefit plans include the following components:

(in millions)	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Net periodic benefit costs:
Service costs	$2.3	$4.7	$0.6	$5.1
Interest costs	6.6	6.0	0.8	5.3
Expected return on plan assets	(4.4)	(4.8)	(0.6)	(4.5)
Recognized actuarial losses	0.8	1.2	0.1	1.3

Net periodic benefit costs:	$5.3	$7.1	$0.9	$7.2

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2009 and 2008 for the Company’s defined benefit retirement plans. The Company maintains no postretirement medical or other postretirement plans in the United States.

Change in Benefit Obligation (in millions)			May 31, 2009	May 31, 2008
Projected benefit obligation - beginning of year			$117.7	$115.7
Service costs			2.3	5.3
Interest costs			6.6	6.8
Plan participant contribution			1.6	2.7
Actuarial (gains)/losses			1.2	(10.0)
Benefits paid from plan			(3.3)	(3.5)
Other			4.4	-
Effect of exchange rates			(19.3)	0.7

Projected benefit obligation - end of year			$111.2	$117.7

Accumulated benefit obligation			$107.9	$77.0

Change in Plan Assets (in millions)
Plan assets at fair value - beginning of year			$78.5	$74.1
Actual loss on plan assets			(5.3)	(1.1)
Company contribution			16.0	6.7
Plan participant contribution			1.6	2.7
Benefits paid from plan			-	(0.2)
Effect of exchange rates			(16.5)	(3.7)

Plan assets at fair value - end of year			$74.3	$78.5

Funded status at end of year			$36.9	$40.0

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans, Continued.

Amounts Recognized in the Company’s balance sheet consist of the following:

	May 31, 2009	May 31, 2008
Deferred income tax asset	$(10.0)	$(8.9)
Employee related obligations, recorded in other liabilities	37.2	40.0
Other comprehensive loss	(25.0)	(1.6)

Year ending May 31, 2010
Amounts expected to be recognized in net periodic cost in the coming year for the Company’s defined benefit retirement plans
Amorization of net actuarial losses	$1.7

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following year.

	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 207 to July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Discount rate	6.27%	6.50%	6.50%	5.30%
Expected long-term rate of return on plan assets	5.66%	6.55%	6.55%	6.72%
Rate increase in compensation levels	2.89%	2.89%	2.89%	3.30%

The projected future benefit payments from the Company’s defined benefit retirement plans are $3.5 million— for fiscal 2010, $3.6 million— for fiscal 2011, $3.7 million— for fiscal 2012, $3.9 million— for fiscal 2013, $4.0 million— for fiscal 2014 and $22.8 million— for fiscal 2015 to 2019. The Company expects to pay $11.4 million into the plans during fiscal year 2010. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.

The Company’s retirement plan asset allocation at May 31, 2009 was 57% to debt securities, 34% to equity securities, and 9% to other. The Company’s retirement plan asset allocation at May 31, 2008 was 47% to equity securities, 45% to debt securities, 7% to real estate, and 1% to other.

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

Note 10—Share-based Compensation and Stock Plans.

The Company follows SFAS 123(R), Share-Based Payment (“SFAS 123(R)”) to record share-based payment expense using the modified prospective method. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services. Prior to the Merger, the Predecessor Company’s Board of Directors modified certain Predecessor Company stock options to change the exercise price to the fair market value on the date such options were granted by adding to the options a cash component, paid in January 2008, for the difference between the original exercise price and the fair value of the underlying stock at the date of grant. In addition, on July 11, 2007, the Predecessor Company’s Board of Directors cancelled all outstanding stock options and paid the difference between the amended exercise price and $46.00 per share (the offering price) in cash in conjunction with the Merger. The total amount expensed related to Predecessor Company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in the Company’s results of operations for the period June 1, 2007 to July 11, 2007. The first payment occurred on July 17, 2007 for $103.0 million, and the second payment was made on January 11, 2008 for $9.8 million.

Share-based compensation expense recognized was $33.9 million for the year ended May 31, 2009, $25.8 million for the period July 12, 2007 to May 31, 2008, $112.8 million for the period June 1, 2007 to July 11, 2007, and $17.7 million for the year ended May 31, 2007.

The following table summarizes stock option activity for the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the year ended May 31, 2007.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Share-based Compensation and Stock Plans, Continued.

	Stock Options	Weighted Average Exercise Price
Predecessor:
Outstanding, June 1, 2006	9,162,956	$33.84
Granted	2,832,903	33.49
Exercised	(917,737)	26.13
Forfeitures/cancelled	(1,448,227)	34.75

Outstanding, May 31, 2007	9,629,895	34.34
Granted	-
Exercised	(298,557)	35.99
Forfeitures/cancelled	(9,331,338)	34.00
Successor:
Outstanding, July 12, 2007	-	-
Granted	31,855,000	10.00
Forfeitures	(59,000)	10.00

Outstanding, May 31, 2008	31,796,000	10.00
Granted	2,844,000	10.00
Forfeitures	(1,650,167)	10.00

Outstanding, May 31, 2009	32,989,833	$10.00

In November 2007, Parent authorized the issuance of approximately 37.5 million nonqualified stock options to key employees, directors, service providers, and consultants of Parent and its affiliates under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”). Also, during fiscal 2008, Parent authorized the issuance of approximately 3.5 million nonqualified stock options to sales representatives and distributors, under the 2007 LVB Plan. Grants are consistent with the Company’s commitment to recognize and reward the recipients and to align their interests with the Company’s stakeholders. Stock options are granted with an exercise price equal to 100% of fair value of the underlying stock on the date of the grant and have 10-year terms. Vesting of employee stock options are split into 3 categories: 1) Time Based Options: 50% of option grants generally vest ratably over 5 years, 2) Performance Based Options: 25% of stock option grants generally vest over 5 years, contingent upon the Company achieving certain adjusted EBITDA targets in each of those years, and 3) Accreting Exercise Price Options: 25% of stock options grants have exercise prices that will increase by 10% each year, and generally vest ratably over 5 years. The Company uses an attribution method to recognize compensation expense for stock options over the applicable vesting period.

In May 2009, the Board of Directors of Parent authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by our named executive officers). Outstanding distributor options are not included in the exchange offer. The exchange offer is expected to provide the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which will be (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options would be modified in the replacement options as follows:

•

New Performance Vesting Options (which would replace the surrendered performance based options) – Beginning in fiscal 2010, the remaining unvested options would vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding performance based options. The remaining options will continue to vest contingent upon the Company achieving certain reduced adjusted EBITDA targets in each of those years (New options granted subsequent to, and not in connection with, the exchange program will vest ratably over 5 years following the grant date contingent upon the Company achieving certain adjusted EBITDA targets with respect to each such year).

•

New Extended Time Vesting Options (which would replace the surrendered accreting exercise price options) – These options would be converted into time vesting options similar to the currently outstanding time based options. The exercise price will revert to $10.00 per share (i.e., the original grant date exercise price before it began accreting) and will no longer increase by 10% on an annual basis. The remaining unvested options will vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding accreting exercise price options.

        The goal of the exchange offer is to provide employees who elect to participate with new options, the terms of which preserve the original incentive effect of our option program in light of current market-wide economic conditions. Although the Board of Directors of Parent authorized the option exchange program in May 2009, we did not conduct the exchange offer during our 2009 fiscal year, so it is not reflected in the compensation tables below or the financial information contained in this Annual Report on Form 10-K. We currently expect to conduct the exchange offer during our 2010 fiscal year. The impact of the modification did not have a material impact on compensation expense for the year ended May 31, 2009.

The weighted average fair value of options granted during the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, and for the year ended May 31, 2007 was $2.85, $3.74, and $11.37, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for fiscal 2008 and fiscal 2009 grants are generally based on historical volatility of our competitors’ stock. For stock options granted during the year ended May 31, 2007, expected volatility was derived based on historical volatility of the Company’s stock. The fiscal 2008 and fiscal 2009 risk-free rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. The fiscal 2007 risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options. In fiscal 2009 the expected term of the stock options was derived from historical employee exercise behavior.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Share-based Compensation and Stock Plans, Continued.

The fair value estimates are based on the following weighted average assumptions:

	May 31, 2009	May 31, 2008
Risk-free interest rate	2.43%	3.27%
Dividend yield	-	-
Expected volatility	35.20%	29.20%
Expected life in years	4.70	6.21

The following table summarizes information about outstanding stock options, as of May 31, 2009 and 2008, that were (a) vested and (b) exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2009	2008	2009	2008
Number of outstanding options	32,989,833	31,796,000	5,580,700	-
Weighted average remaining contractual life	4.7 years	6.4 years	4.0 years	5.2 years
Weighted average exercise price per share	$10.00	$10.00	$10.00	$10.00
Intrinsic value	$-	$-	$-	$-

At May 31, 2009 and 2008 there were 8,030,167 and 9,183,500 shares available for future option grants, respectively. The following table summarizes information about stock options outstanding at May 31, 2009, 2008 and 2007.

	Year Ended May 31,
	2009 (Successor)		2008 (Successor)		2007 (Predecessor)
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Options granted with an exercise price equal to fair value at date of grant	2,626,500	$10.00	31,855,000	$10.00	2,799,903	$33.49
Options granted with an exercise price greater than fair value at date of grant	117,500	$8.50	-	-	-	-
Options granted with an exercise price less than fair value at date of grant	-	-	-	-	33,000	$34.44

In 2008, the Board of Directors of Parent adopted an addendum to the 2007 LVB Plan, which provides for the grant of leveraged equity awards in Parent under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”) to certain of the Company’s European employees. LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non-recourse loans from Parent, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan.

Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earliest of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award.

Prior to receiving shares of LVB common stock (whether pursuant to the exercise of LVB Options, purchased pursuant to an LVB Leveraged Award or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag along and drag along rights (and, with respect to certain senior members of management, limited re-offer registration and preemptive rights).

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes (benefit).

The components of income (loss) before income taxes are as follows:

(in millions)	Year Ended May 31, 2009		July 12, 2007 - May 31, 2008 (Successor)		June 1, 2007 - July 11, 2007 (Predecessor)		Year Ended May 31, 2007 (Predecessor)
Domestic	$(510.4)		$(1,318.8)		$(81.1)		$405.2
Foreign	(410.0)		124.5		(0.8)		96.4

Total	$(920.4)		$(1,194.3)		$(81.9)		$501.6

The provision for income taxes is summarized as follows:
(in millions)	Year Ended May 31, 2009		July 12, 2007 - May 31, 2008 (Successor)		June 1, 2007 - July 11, 2007 (Predecessor)		Year Ended May 31, 2007 (Predecessor)
Current:
Federal	$26.7		$0.2		$(30.1)		$189.1
State	1.4		0.3		(4.2)		13.9
Foreign	42.8		45.1		(0.4)		24.5

Subtotal	70.9		45.6		(34.7)		227.5
Deferred:
Federal	(160.7)		(217.0)		6.5		(52.1)
State	(23.3)		(24.2)		0.9		(7.5)
Foreign	(58.1)		(34.5)		-		(2.2)

Subtotal	(242.1)		(275.7)		7.4		(61.8)

Total Income Tax Expense (Benefit)	$(171.2)		$(230.1)		$(27.3)		$165.7

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate follows:
(in millions)	Year Ended May 31, 2009		July 12, 2007 - May 31, 2008 (Successor)		June 1, 2007 - July 11, 2007 (Predecessor)		Year Ended May 31, 2007 (Predecessor)
U.S. statutory income tax rate	(35.0	) %	(35.0	) %	(35.0	) %	35.0%
State taxes, less effect of federal reduction	(2.6)		(1.8)		(4.1)		1.1
Foreign income taxes at rates different from the U.S. statutory rate	(1.5)		(0.2)		0.5		(1.4)
Tax benefit relating to operations in Puerto Rico	(0.5)		(0.2)		(0.6)		(1.1)
Tax credits	(0.2)		(0.1)		(0.1)		(0.3)
Tax benefit relating to U.S. export sales	-		-		-		(1.1)
Goodwill impairment	18.8		-		-		-
In-process research and development	-		14.0		-		-
Losses and other expenses not deductible for tax	-		2.0		6.2		-
Tax on foreign earnings, net for foreign tax credits	-		0.7		-		-
Other	2.4		1.3		(0.2)		0.8

Effective tax rate	(18.6	) %	(19.3	) %	(33.3	) %	33.0%

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes, Continued.

The components of the net deferred income tax assets and liabilities at May 31, 2009 and 2008 are as follows:

(in millions)	2009	2008
Deferred income tax assets:
Accounts receivable	$25.3	$36.8
Inventories	54.0	56.7
Accrued expenses	61.2	60.3
Tax benefit of net operating losses and tax credits	81.8	52.3
Future benefit of uncertain tax positions	19.3	12.8
Stock-based compensation	25.6	9.5
Accrued litigation	18.4	-
Swap liability	59.5	7.5
Other	24.9	7.6

Deferred income tax assets	$370.0	$243.5
Less: Valuation allowance	(16.1)	(6.0)

Total deferred income tax assets	$353.9	$237.5
Deferred income tax liabilities:
Property, plant, equipment and Intangibles	(2,082.8)	(2,242.9)
Financial accounting basis of net assets of acquired companies different than tax basis	-	-
Other	(9.0)	(6.4)

Total deferred income tax liabilities	(2,091.8)	(2,249.3)

Total net deferred income tax assets (liabilities)	$(1,737.9)	$(2,011.8)

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards. The federal net operating loss carryforwards available are $171.7 million, which expire starting in 2028. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods. As of May 31, 2009, the Company has a $16.1 million valuation allowance. This valuation allowance consists of $8.5 million relating to net deferred tax assets for unrealized losses on investments and $7.6 million for net deferred tax assets related to foreign net operating losses that management believes, more likely than not, will not be realized. All goodwill related to the merger is not tax deductible.

A deferred tax asset has been established for the foreign tax credit carryforwards in the amount of $15.7 million as of May 31, 2009. Federal foreign tax credits may be carried forward ten years. The Company believes it is more like than not that it will be able to utilize the foreign tax credit carryforwards.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	May 31, 2009	May 31, 2008
Unrecognized tax benefits, beginning of period	$50.9	$41.2
Gross increases - current-period tax positions	14.8	23.2
Gross decreases - current-period tax positions	-	(1.4)
Gross increases - tax positions in prior period	14.0	2.4
Gross decreases - tax positions in prior period	(11.5)	(6.6)
Settlements during the current period	(0.7)	(0.3)
Lapse of applicable statute of limitations	(4.4)	(7.6)

Unrecognized tax benefits, end of period	$63.1	$50.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes, Continued.

Included in the amount of unrecognized tax benefits at May 31, 2009 and 2008 respectively, are $46.3 million and $38.7 million of tax benefits that would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to unrecognized tax benefits noted above, the Company accrued interest of $2.4 million and $1.3 million during the years ended May 31, 2009 and 2008, respectively. As of May 31, 2009 and 2008, the Company has recognized a liability for interest of $7.2 million and $4.8 million, respectively. The Company accrued and recognized an immaterial amount of penalties for the years disclosed.

The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next 12 months.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. The Internal Revenue Service is currently auditing the predecessor Company’s federal tax returns for the years ended May 31, 2006 and 2005. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The statute of limitations for income tax examinations by the Internal Revenue Service has expired for the fiscal years prior to and including the year ended May 31, 2002. The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements.

Note 12—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which include the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, sports medicine products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Pacific Rim.

Net sales by product category are as follows (in millions):

	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Net sales by product:
Reconstructive	$1,851.0	$1,578.6	$178.1	$1,503.9
Fixation	234.1	203.2	27.1	224.7
Spinal	222.1	183.1	24.9	205.8
Other	196.9	169.6	18.7	173.0

Total	$2,504.1	$2,134.5	$248.8	$2,107.4

	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)	Year Ended May 31, 2007 (Predecessor)
Net sales by geographic segment:
United States	$1,527.9	$1,251.4	$156.2	$1,306.5
Europe	711.7	663.7	70.8	595.9
International	264.5	219.4	21.8	205.0

Total	$2,504.1	$2,134.5	$248.8	$2,107.4

	May 31, 2009	May 31, 2008
Long-term assets (1) by geographic segment:
United States	$7,775.3	$8,274.4
Europe	2,286.2	2,995.4
International	1,035.1	1,002.1

Total	$11,096.6	$12,271.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries are fully, unconditionally, jointly, and severally guaranteeing the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee its senior secured cash flow facilities.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONSOLIDATED BALANCE SHEETS

	May 31, 2009

	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	-	$178.9	$36.7	-	$215.6
Accounts receivable, net	-	237.0	274.1	-	511.1
Income tax receivable	-	20.0	-	-	20.0
Inventories	-	291.5	306.6	$(74.2)	523.9
Deferred income taxes	-	70.6	7.8	-	78.4
Prepaid expenses and other	-	15.1	24.0	-	39.1

Total current assets	-	813.1	649.2	(74.2)	1,388.1
Property, plant and equipment, net	-	391.1	250.2	(5.2)	636.1
Investments	-	27.4	-	-	27.4
Investment in subsidiaries	$10,073.5	-	-	(10,073.5)	-
Intangible assets, net	-	3,927.4	1,752.6	-	5,680.0
Goodwill	-	3,461.9	1,318.6	-	4,780.5
Other assets	-	44.9	43.9	-	88.8

Total assets	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Liabilities & Shareholders’ Equity
Current liabilities:
Short-term borrowings	$35.8	-	$45.4	-	$81.2
Accounts payable	-	$62.7	36.7	-	99.4
Accrued interest	73.1	-	-	-	73.1
Accrued wages and commissions	-	43.2	23.4	-	66.6
Other accrued expenses	-	232.6	78.3	-	310.9

Total current liabilities	108.9	338.5	183.8	-	631.2
Long-term debt	6,124.3	-	7.2	-	6,131.5
Deferred income taxes	-	1,808.7	7.6	-	1,816.3
Other long-term liabilities	-	143.3	38.3	-	181.6

Total liabilities	6,233.2	2,290.5	236.9	-	8,760.6
Shareholders’ equity	3,840.3	6,375.3	3,777.6	$(10,152.9)	3,840.3

Total liabilities and shareholders’ equity	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2008

	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Cash and cash equivalents	-	$101.0	$25.4	$1.2	$127.6
Accounts receivable, net	-	213.7	272.5	-	486.2
Inventories	-	296.6	320.2	(77.1)	539.7
Deferred income taxes	-	97.0	3.7	-	100.7
Prepaid expenses and other	-	65.5	30.0	-	95.5

Total current assets	-	773.8	651.8	(75.9)	1,349.7
Property, plant and equipment, net	-	407.6	233.3	-	640.9
Investments	-	41.3	-	-	41.3
Investment in subsidiaries	$12,270.0	-	-	(12,270.0)	-
Goodwill	-	3,575.1	1,847.7	-	5,422.8
Intangible assets, net	-	4,407.0	1,801.2	-	6,208.2
Other assets	-	107.2	11.7	-	118.9

Total	$12,270.0	$9,312.0	$4,545.7	$(12,345.9)	$13,781.8

Liabilities & Shareholders’ Equity
Short-term borrowings	$37.0	-	$38.4	-	$75.4
Accounts payable	-	$53.0	38.6	$(7.9)	83.7
Accrued interest	80.9	-	-	-	80.9
Accrued wages and commissions	-	66.3	12.8	-	79.1
Other accrued expenses	-	202.3	72.6	(29.5)	245.4

Total current liabilities	117.9	321.6	162.4	(37.4)	564.5
Deferred income taxes	-	1,438.0	725.3	(50.8)	2,112.5
Employee related obligations	-	-	40.0	-	40.0
Long-term debt	6,225.7	-	-	-	6,225.7
Other long-term liabilities	-	-	2.8	-	2.8

Total Liabilities	6,343.6	1,759.6	930.5	(88.2)	8,945.5
Shareholders’ equity	5,926.4	7,552.4	3,615.2	(12,257.7)	4,836.3

Total liabilities and shareholders’ equity	$12,270.0	$9,312.0	$4,545.7	$(12,345.9)	$13,781.8

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31, 2009 (Successor)

	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	-	$1,589.1	$915.0	-	$2,504.1
Cost of sales	-	503.5	439.3	$(114.4)	828.4

Gross margin	-	1,085.6	475.7	114.4	1,675.7
Goodwill and intangible asset impairment charge	-	-	551.1	-	551.1
Operating expenses	-	976.4	496.5	-	1,472.9

Operating income (loss)	-	109.2	(571.9)	114.4	(348.3)
Other (income) expense, net	$545.7	10.9	10.2	5.3	572.1

Income (loss) before income taxes	(545.7)	98.3	(582.1)	109.1	(920.4)
Tax expense (benefit)	(101.5)	(2.9)	(87.1)	20.3	(171.2)
Equity in earnings of subsidiaries	(305.0)	-	-	305.0	-

Net income (loss)	$(749.2)	$101.2	$(495.0)	$393.8	$(749.2)

	July 12, 2007 to May 31, 2008 (Successor)

	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	-	$1,309.8	$1,060.0	$(235.3)	$2,134.5
Cost of sales	-	499.9	535.5	(220.7)	814.7

Gross margin	-	809.9	524.5	(14.6)	1,319.8
Operating expenses	-	1,220.0	768.1	-	1,988.1

Operating loss	-	(410.1)	(243.6)	(14.6)	(668.3)
Other (income) expense, net	$516.6	10.4	-	(1.0)	526.0

Loss before income taxes	(516.6)	(420.5)	(243.6)	(13.6)	(1,194.3)
Tax benefit	-	(141.2)	(85.3)	(3.6)	(230.1)
Equity in earnings of subsidiaries	(437.6)	-	-	437.6	-

Net income (loss)	$(954.2)	$(279.3)	$(158.3)	$427.6	$(964.2)

	June 1, 2007 to July 11, 2007 (Predecessor)

	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	-	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	-	60.8	46.5	(5.0)	102.3

Gross margin	-	124.3	36.0	(13.8)	146.5
Operating expenses	-	179.2	49.3	0.2	228.7

Operating loss	-	(54.9)	(13.3)	(14.0)	(82.2)
Other (income) expense, net	-	0.7	(1.0)	-	(0.3)

Loss before income taxes	-	(55.6)	(12.3)	(14.0)	(81.9)
Tax benefit	-	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	$(40.8)	-	-	40.8	-

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2007 (Predecessor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	-	$1,501.2	$780.3	$(174.1)	$2,107.4
Cost of sales	-	429.3	382.9	(169.9)	642.3

Gross margin	-	1,071.9	397.4	(4.2)	1,465.1
Operating expenses	-	712.4	263.2	(0.1)	975.5

Operating income (loss)	-	359.5	134.2	(4.1)	489.6
Other (income) expense, net	$-	(19.9)	7.9	-	(12.0)

Income (loss) before income taxes	-	379.4	126.3	(4.1)	501.6
Tax expense (benefit)	-	132.6	35.1	(2.0)	165.7
Equity in earnings of subsidiaries	338.0	-	-	(338.0)	-

Net income (loss)	$338.0	$246.8	$91.2	$(340.1)	$335.9

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2009 (Successor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(746.2)	$431.6	$164.5	$393.9	$243.8
Cash flows provided by (used in) investing activities	713.9	(353.7)	(161.2)	(393.9)	(194.9)
Cash flows provided by (used in) financing activities	32.3	-	10.2	-	42.5
Effect of exchange rate changes on cash	-	-	(3.4)	-	(3.4)

Increase (decrease) in cash and cash equivalents	$-	$77.9	$10.1	$-	$88.0
Cash and cash equivalents, beginning of period	-	101.0	26.6	-	127.6

Cash and cash equivalents, end of period	$-	$178.9	$36.7	$-	$215.6

	July 12, 2007 to May 31, 2008 (Successor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(866.0)	$469.9	$157.4	$427.6	$188.9
Cash flows used in investing activities	(10,089.0)	(493.8)	(186.0)	(953.0)	(11,721.8)
Cash flows provided by financing activities	11,481.6	-	-	-	11,481.6
Effect of exchange rate changes on cash	-	-	2.0	-	2.0

Increase (decrease) in cash and cash equivalents	526.6	(23.9)	(26.6)	(525.4)	(49.3)
Cash and cash equivalents, beginning of period	-	108.9	44.0	24.0	176.9

Cash and cash equivalents, end of period	$526.6	$85.0	$17.4	$(501.4)	$127.6

	June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.0)	$13.7	$30.3	$69.4	$59.4
Cash flows provided by (used in) investing activities	52.7	21.8	(7.8)	(55.7)	11.0
Cash flows provided by financing activities	1.3	-	-	-	1.3
Effect of exchange rate changes on cash	-	-	0.1	-	0.1

Increase in cash and cash equivalents	-	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	-	95.7	9.4	-	105.1

Cash and cash equivalents, end of period	$-	$131.2	$32.0	$13.7	$176.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2007 (Predecessor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$338.0	$341.7	$90.6	$(330.5)	$439.8
Cash flows provided by (used in) investing activities	(101.3)	(377.7)	(74.9)	340.1	(213.8)
Cash flows provided by financing activities	(236.7)	-	(14.4)	-	(251.1)
Effect of exchange rate changes on cash	-	0.6	3.0	0.6	4.2

Increase in cash and cash equivalents	-	(35.4)	4.3	10.2	(20.9)
Cash and cash equivalents, beginning of period	-	108.8	17.1	0.1	126.0

Cash and cash equivalents, end of period	$-	$73.4	$21.4	$10.3	$105.1

Note 14—Restructuring.

Fiscal 2009 Restructuring

The Company initiated a global cost savings program to better align its cost base with the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness. The program included the termination of approximately 253 employees and the closure of certain manufacturing and distribution locations during the year ended May 31, 2009.

In connection with the restructuring plan, the Company recorded $11.0 million in restructuring charges during the year ended May 31, 2009. A summary of the severance and benefit costs in fiscal 2009 is as follows:

Severance and Benefit Costs
Balance at May 31, 2008	$-
Costs incurred and charged to expense	11.0
Costs paid or otherwise settled	(5.7)
Non-cash adjustments (1)	0.3

Balance at May 31, 2009	$5.6

(1)	Primarily related to the exchange result from different rates in the income statement and the balance sheet.

Payments related to severance and benefits are expected to be paid in full primarily by the end of fiscal year 2010.

There were no significant restructuring charges recognized by the Company during prior periods.

Note 15—Contingencies.

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

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute the Company in connection with this matter, provided that the Company satisfied its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review the Company’s compliance with the agreement, particularly in relation to its consulting agreements. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

As part of the resolution of this matter, the Company also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 15—Contingencies, Continued.

U.S. Department of Justice EBI Products Investigations and Other Matters

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

In January 2009, a qui tam complaint, filed in the United States District Court for the Southern District of West Virginia, was served on EBI. The complaint alleges, among other things, that EBI inappropriately promoted and marketed certain EBI products. EBI denies the allegations in the complaint and has subsequently filed a motion to dismiss the complaint in its entirety. On May 5, 2009, relators’ counsel signed a joint stipulation for dismissal of the qui tam action. While the U.S. Department of Justice has consented to the dismissal, the dismissal is without prejudice to the U.S. Department of Justice and the U.S. Department of Justice may still elect to pursue this matter at a later time. On June 15, 2009, the U.S. District Court for the Southern District of West Virginia entered an order dismissing the action with prejudice as to the relators and without prejudice to the U.S. Department of Justice.

In April 2009, the Company received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts requesting various documents purportedly relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the Department of Justice. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, the Company became aware of a qui tam complaint originally filed in March 2005 by an individual plaintiff against the principal manufacturers of bone growth stimulation devices, including the Company, the Company’s parent, LVB Acquisition, Inc., and EBI. The U.S. District Court for the District of Massachusetts ordered that the complaint be unsealed on March 24, 2009, but the Company has not been notified that a summons and complaint have been served on any of its registered agents, its parent or EBI. The complaint alleges a cause of action under the False Claims Act and appears to focus on alleged reimbursement-related false claims associated primarily with the sale versus the rental of those devices. The Company believes that this complaint is related to the subpoena issued by the Department of Justice requesting documentation relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the complaint. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

New Jersey AG

On May 7, 2009, the Company received a subpoena from the Attorney General of New Jersey requesting various documents relating to the financial interests and arrangements of physicians conducting clinical trials for or on the Company’s behalf for which financial forms were submitted to the U.S. Food & Drug Administration. The Company is currently in the process of evaluating the scope of the subpoena and its response. According to a news release issued by New Jersey’s Office of The Attorney General, subpoenas have also been issued to other major medical device manufacturing companies seeking similar information. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Other Matters

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against the Company and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its new lines of European bone cements. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company is currently in the process of evaluating the merits of the lawsuit and preparing its response. The Company can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

The Company and Biomet Orthopedics initiated legal proceedings on July 17, 2007 against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and re-filed in Hamilton County, Indiana alleges, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 15—Contingencies, Continued.

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

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to Biomet under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, now pending in federal district court in Indiana, asserts five causes of action that include breach of contract, unjust enrichment and statutory wrongs. Among other things, the complaint seeks injunctive relief and compensatory and punitive damages. On July 16, 2007, a temporary restraining order was entered against this former distributor which subsequently lapsed ten days later. Prior to the filing of the suit described above, this former distributor sued one of his former employees who decided to continue to represent the Company’s products in the future as he has for nearly ten years. The suit brought against this employee by the Company’s former distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet products the former employee sold while employed by the Company’s former distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages. Pursuant to an indemnity agreement entered into between the Company and such former employee, the Company agreed to indemnify the former employee of the Company’s former distributor for claims which may be brought against such former employee arising from this transition. In addition, on or about July 3, 2008, Zimmer and one of its distributors filed a five count complaint in Tennessee federal court against this same former employee seeking, among other things, injunctive relief, monetary damages, and punitive damages for alleged breach of contract, conspiracy, and other causes of action. A trial date has been scheduled for December 2009. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits, 11 of which were subsequently dismissed by plaintiffs, leaving EBI as a party in 27 pending lawsuits, all of which related to EBI’s Ionic Spine Spacer System and its implanted bone stimulator devices, the SpF® Spine Fusion Stimulator and OsteoGen® Bone Growth Stimulator. Plaintiffs alleged that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also alleged that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs have sought to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed for bankruptcy.

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

On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs. The memorandum of understanding requires each of the 24 plaintiffs to execute a full release of EBI as a condition to receipt of the confidential settlement payments. The releases contain no admission of wrongdoing by the Company or any of its subsidiaries. Six of the releases required court approval under applicable state law, which was obtained as of June 4, 2009. The settlement does not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. As a result of the memorandum of understanding, the Company has increased its reserve by $60.5 million in the fourth quarter of fiscal 2009 with respect to its probable and estimated exposure in the cases relating to Dr. King. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010.

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

Note 16—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $11.6 million for the year ended May 31, 2009, and $10.6 million for the period July 12, 2007 through May 31, 2008. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007, or for the year ended May 31, 2007. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 16—Related Parties, Continued.

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of May 31, 2009, the remaining amount accrued and payable to Dr. Miller was $0.5 million.

Other

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

Biomet, Inc., its subsidiaries, affiliates, employees and direct and indirect controlling stockholders may from time to time, depending upon market conditions, seek to purchase debt securities issued by the Company or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means.

Capital Contributions

During the 2009 fiscal year, the Company received an additional capital contribution of $3.7 million, net from its parent company from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan.

During the 2008 fiscal year, the Company received a capital contribution from its parent company by trusts affiliated with Dane A. Miller and Mary Louise Miller in the amount of $120.0 million. The Company also received an additional capital contribution of $14.4 million from its parent company from the participation of management under the LVB Acquisition Inc. Management Stockholders’ Agreement.

Financial Statements Schedule

Biomet, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts

For the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, for the period June 1, 2007 to July 11, 2007, and for the year ended May 31, 2007 (in millions):

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions Describe		Balance at End of Year
Allowance for doubtful receivables:
For the year ended
May 31, 2009 (Successor)	$80.8	$21.9	$(1.5	) (B)	$(52.3	) (A)	$48.9

For the period
July 12, 2007 through May 31, 2008 (Successor)	$76.7	$27.3	$1.2	(B)	$(24.4	) (A)	$80.8

For the period
June 1, 2007 through July 11, 2007 (Predecessor)	$84.1	$2.3	$-		$(9.7	) (A)	$76.7

For the year ended			$0.1	(C)

May 31, 2007 (Predecessor)	$69.1	$65.1	0.6	(B)	$(50.8	) (A)	$84.1

Excess and obsolete inventory reserves:
For the year ended
May 31, 2009 (Successor)	$164.8	$79.1	$(7.7	) (B)	$(81.9	) (D)	$154.3

For the period
July 12, 2007 through May 31, 2008 (Successor)	$152.4	$31.9	$5.5	(B)	$(25.0	) (D)	$164.8

For the period
June 1, 2007 through July 11, 2007 (Predecessor)	$153.4	$23.2	$-		$(24.2	) (D)	$152.4

For the year ended
May 31, 2007 (Predecessor)	$99.4	$67.4	$4.6	(B)	$(18.0	) (D)	$153.4

Notes:

(A)	Uncollectible accounts written off

(B)	Effect of foreign currency translation

(C)	Collection of previously written off accounts

(D)	Inventory written off

Quarterly Results (UNAUDITED)

As a result of the Merger, as discussed within these financial statements in Note 1, the Predecessor and Successor companies are not comparable due to a new basis of accounting starting July 12, 2007.

	Quarter ended
(in millions)	August 31, 2008	November 30, 2008	February 28, 2009	May 31, 2009	Fiscal year ended May 31, 2009
2009
Net sales	$607.0	$642.8	$615.0	$639.3	$2,504.1
Gross profit	425.5	447.9	428.9	373.4	1,675.7
Net loss	(59.9)	(39.7)	(478.7)	(170.9)	(749.2)

Fiscal 2009

•

Net loss for the third quarter of fiscal 2009 was impacted by a preliminary goodwill and definite and indefinite-lived intangible asset impairment charge of $448.5 million associated with the dental reconstructive business unit. Net loss for the fourth quarter of fiscal 2009 was impacted by the goodwill and definite and indefinite-lived intangible asset impairment charge adjustment of $102.6 million to agree to the final impairment charge for the year ended May 31, 2009.

•

As previously disclosed, the Company’s EBI subsidiary is a named defendant in 27 pending lawsuits in the Circuit Court of Putnam County, West Virginia, relating to alleged professional negligence by Dr. John King in connection with the implantation of EBI’s Ionic® Spine Spacer System and its bone stimulator devices, the SpF® Spine Fusion Stimulator and OsteoGen™ Bone Growth Stimulator. On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs. The memorandum of understanding requires each of the 24 plaintiffs to execute a full release of EBI as a condition to receipt of the confidential settlement payments. The proposed releases contain no admission of wrongdoing by the Company or any of its subsidiaries. Seven of the releases require court approval under applicable state law. The settlement does not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. As a result of the memorandum of understanding, the Company has increased its reserve by $60.5 million in the fourth quarter of fiscal 2009 with respect to its probable and estimated exposure in the cases relating to Dr. King. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010.

(in millions)	June 1, 2007 to July 11, 2007 (Predecessor)	July 12, 2007 to August 31, 2008 (Successor)	November 30, 2008 (Successor)	February 28, 2009 (Successor)	May 31, 2009 (Successor)	Fiscal year ended May 31, 2009
2008
Net sales	$248.8	$288.6	$607.2	$603.1	$635.6	$2,383.3
Gross profit	146.5	181.8	362.6	341.0	434.4	1,466.3
Net loss	(54.6)	(482.2)	(302.0)	(88.5)	(91.5)	(1,018.8)

Fiscal 2008

•	Net loss for the period June 1, 2007 to July 11, 2007 was impacted by the Merger. The primary charge was $112.8 million related to the payout of in-the-money stock options as a result of the merger.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a- 15(e) of the Securities Exchange Act of 1934, as amended (the “Act” )) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer” ) and the Chief Financial Officer (the “Principal Financial Officer” ), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2009. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of May 31, 2009.

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

Biomet’s management conducted an assessment of the effectiveness of Biomet’s internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management concluded that Biomet did maintain effective internal control over financial reporting as of May 31, 2009, based on the criteria established in the COSO Report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control. During the fourth quarter of fiscal year 2009, Biomet remediated the material weakness previously disclosed in our interim and prior year periodic reports. Except for the remediation of the material weakness noted above, there were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following information sets forth, with respect to each individual, the name, age as of July 31, 2009, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board of Directors.

Jeffrey R. Binder, age 46	Director since 2007

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

Jonathan J. Coslet, age 44	Director since 2007

Mr. Coslet has been a Partner of TPG since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., J. Crew Group, Inc., PETCO Animal Supplies, Inc. and Quintiles Transnational Corp.

Michael Dal Bello, age 38	Director since 2007

Mr. Dal Bello is a Managing Director in the Private Equity Group of The Blackstone Group and has been with Blackstone since 2002. Mr. Dal Bello serves on the board of directors of Alliant, Apria Healthcare Group, Catalent Pharma Solutions, Inc., Sithe Global Power, LLC, Team Finance LLC and Vanguard Health Systems, Inc.

Adrian Jones, age 45	Director since 2007

Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Dollar General Corporation, Education Management Corporation, HealthMarkets, Inc, and Signature Hospitals Corp.

David McVeigh, age 42	Director since 2007

Mr. McVeigh is an executive director at Blackstone in the private equity group. Mr. McVeigh recently joined Blackstone from McKinsey & Company, where he spent 12 years and was a partner. At McKinsey, Mr. McVeigh was one of the leaders of the North American Chemicals practice and the Northeast Energy and Materials practice. Mr. McVeigh serves on the board of directors of Michaels Stores, Inc.

Michael Michelson, age 58	Director since 2007

Mr. Michelson has been a member of the limited liability company that serves as the general partner of KKR since 1996 and, prior thereto, was a general partner of KKR. Mr. Michelson serves on the board of directors of Accellent Inc., Jazz Pharmaceuticals, Inc. and HCA, Inc.

Dane A. Miller, Ph.D., age 63	Director since 2007

Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of 1st Source Corporation, ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation.

John Saer, age 52	Director since 2007

Mr. Saer has been a member of the limited liability company that serves as the general partner of KKR since 2005, and an executive since 2001. Mr. Saer serves on the board of directors of KSL Holdings Corporation and Aveos Corporation.

Todd Sisitsky, age 37	Director since 2007

Mr. Sisitsky has been a Partner of TPG since 2007. From 2003 until 2007, he was an Investor at TPG. From 2001 until 2003, he was an Investor/Associate at Forstmann Little & Co. Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates and Axcan Pharma.

Gregory L. Summe, age 52	Director since 2008

Mr. Summe is a Senior Advisor to GS Capital Partners. From 1999 until April 2009, Mr. Summe was the Chairman of the Board of PerkinElmer, Inc. and from 1999 until 2008, Mr. Summe was the Chief Executive Officer of PerkinElmer, Inc., and from 1998 to 2007, he was the President of PerkinElmer, Inc. Mr. Summe also serves on the board of directors of the State Street Corporation and Automatic Data Processing, Inc.

Biomet’s Board of Directors consists of ten directors. Pursuant to the amended and restated limited liability company agreement of Holding, each of Biomet’s Sponsors has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors. Biomet’s Board of Directors presently considers none of our directors to be independent (as independence is defined by Rule 4200 (a) (15) of the NASDAQ Stock Market LLC marketplace rules). As discussed in “Executive Compensation” below, following the Transactions Biomet’s common stock was no longer listed on the NASDAQ National Market. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Amended and Restated Limited Liability Company Operating Agreement of LVB Acquisition Holding, LLC.” Because of these requirements, together with Parent’s 100% ownership of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

Each of Messrs. Coslet, Dal Bello, Jones, McVeigh, Michelson, Saer, Sisitsky and Summe is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own all of the equity interests in LVB Acquisition Holding, LLC and generally is entitled to be indemnified by such entity for his service on Biomet’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

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

Audit Committee Financial Expert

Our Audit Committee is composed of David McVeigh, Dane A. Miller, John Saer, Todd Sisitsky and Gregory L. Summe. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. McVeigh, Saer, Sisitsky or Summe would be considered independent because of their relationships with certain affiliates of the Sponsors which hold significant interests in Holding, which indirectly owns more than 95% of our outstanding common stock, and, in the case of Mr. Miller, other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

Executive Officers

The following table sets forth the name, age and position of our executive officers.

Name	Age	Position
Jeffrey R. Binder	46	President and Chief Executive Officer
Daniel P. Florin	45	Senior Vice President and Chief Financial Officer
Glen A. Kashuba	46	Senior Vice President; President of Biomet Trauma and Biomet Spine
Gregory W. Sasso	47	Senior Vice President; President of Biomet SBU Operations
Maggie Anderson	44	Senior Vice President; President of Biomet 3i, LLC
Jon C. Serbousek	48	Senior Vice President; President of Biomet Orthopedics, LLC
Bradley J. Tandy	50	Senior Vice President, General Counsel and Secretary
Peggy Taylor	53	Senior Vice President, Human Resources
Roger P. Van Broeck	60	Senior Vice President; President of Biomet Europe, Middle East and Africa
Robert E. Durgin	50	Senior Vice President, Quality, Regulatory and Clinical Affairs
Robin T. Barney	48	Senior Vice President, World Wide Operations
Sujata Dayal	46	Corporate Vice President and Chief Compliance Officer

Jeffrey R. Binder has been a director and President and Chief Executive Officer since February 2007. Prior to this appointment, Mr. Binder served as Senior Vice President of Diagnostic Operations of Abbott Laboratories from January 2006 to February 2007. Mr. Binder previously served as President of Abbott Spine from June 2003 to January 2006, and as President and Chief Executive Officer of Spinal Concepts from 2000 to June 2003.

Daniel P. Florin has been Senior Vice President and Chief Financial Officer since June 2007. Prior thereto, Mr. Florin served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units since July 1995.

Glen A. Kashuba has been Senior Vice President and President of Biomet Trauma and Biomet Spine since April 2007. Prior thereto, Mr. Kashuba served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Mr. Kashuba had been with Johnson & Johnson since 1998, also holding the positions of Worldwide President of Codman Neuro Science (from December 2002 to November 2005) and U.S. President of DePuy AcroMed, now known as DePuy Spine.

Gregory W. Sasso has been Senior Vice President; President of Biomet SBU Operations since June 2007. Prior thereto, Mr. Sasso served as Senior Vice President—Corporate Development and Communications since June 2006. Prior thereto, he was Vice President—Corporate Development and Communications from April 1997 to June 2006.

Maggie Anderson has been Senior Vice President; President of Biomet 3i, LLC since August 6, 2009. Prior to that she was a Director at TPG Capital from 2006 to 2009 and a Director at AlixPartners from 2001 to 2006. Ms. Anderson started her career as an engineer at General Motors Powertrain Division, and took roles of increasing responsibility there in operations and new product development from 1988 to 1998.

Jon C. Serbousek has been Senior Vice President; President of Biomet Orthopedics, LLC since March 2008. For the past eight years, Mr. Serbousek held diverse general management roles with Medtronic in the areas of Spinal Reconstruction, International, New Technology Development and most recently, worldwide Vice-President and General Manager, Biologics.

Bradley J. Tandy has been Senior Vice President, General Counsel and Secretary since April 2007. Prior thereto, Mr. Tandy served as Senior Vice President, Acting General Counsel and Secretary from January 2007 to April 2007, and Senior Vice President, Acting General Counsel, Secretary and Corporate Compliance Officer from March 2006 to January 2007. Mr. Tandy previously served as Vice President, Assistant General Counsel and Corporate Compliance Officer at Biomet, Inc. from January 1999 to March 2006.

Peggy Taylor has been Senior Vice President, Human Resources since August 2007. Prior thereto, Ms. Taylor served as Vice President of Human Resources for Diagnostics Division of Abbott Laboratories from April 2000 to August 2007.

Roger P. Van Broeck has been Vice President since July 2007 and President of Biomet Europe, Middle East and Africa since March 2004. For a brief period during 2007, Mr. Van Broeck also served as President of International Operations. From September 1998 to March 2004, he was Chief Executive Officer of BioMer C.V. and Biomet Merck B.V., Biomet’s joint venture with Merck KGaA (Darmstadt).

Robert E. Durgin has been Senior Vice President, Quality/Regulatory/Clinical Affairs since January 2009. Prior thereto, Mr. Durgin served as Corporate Vice President, Global Quality/Clinical/Regulatory Affairs from June 2007 to January 2009, and Corporate Vice President, Global Regulatory Affairs from May 2006 to June 2007. Mr. Durgin previously served as Vice President, Regulatory Affairs and Quality Assurance from September 2003 to May 2006 and in positions in Biomet’s legal department from June 1998 to September 2003.

Robin T. Barney has been Senior Vice President, World Wide Operations since September, 2008. Prior to joining Biomet in 2007, Ms. Barney served as Vice President, Worldwide Operations of DePuy, a Johnson & Johnson company. Ms. Barney joined Johnson & Johnson in 1992 and held various leadership roles within Operations for their Codman & Shurtleff, DePuy Orthopeadics and DePuy Spine units.

Sujata Dayal has been Corporate Vice President and Chief Compliance Officer since February 2009. Prior thereto, Ms. Dayal was a Partner at Karmact, LLC, a regulatory and compliance consulting firm from July 2008 to February 2009. Prior thereto, she was an Ethics and Compliance Officer – Pharmaceutical Products, Abbot Laboratories from September 2003 to May 2008.

Code of Ethics

We have a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and team members (the “Code of Conduct”). The Code of Conduct is available on the Corporate Compliance pages of our website at www.biomet.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers of our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.

Item 11.	Executive Compensation.

Introduction

Compensation and related matters during the 2009 fiscal year were reviewed and approved by the Compensation Committees of Parent and our Board of Directors which we refer to, collectively or individually as the context requires, as the Compensation Committee.

Compensation Discussion and Analysis

This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided, in each case with respect to the 2009 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executives in the Summary Compensation Table. Each of the five executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation Methodology

During the 2009 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our team members, including our named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations for our executive officers along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives and risk profile. Our President and Chief Executive Officer was not a member of the Compensation Committee during the 2009 fiscal year and did not participate in the decisions as to his compensation package.

The most significant development in our executive compensation philosophy following the consummation of the Transactions, including during the 2009 fiscal year, has been a greater emphasis on correlating compensation to long-term equity growth. The Compensation Committee has provided significant equity investment opportunities in our Parent tied to financial objectives through (1) offering certain of our employees one-time opportunities to purchase shares of Parent at a purchase price equal to the higher of fair market value and $10.00 per share (subject to the employee’s execution of a Management Stockholders’ Agreement, as described below under “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards”) and (2) granting of options to purchase shares of Parent and has modified the structure of non-equity awards to provide greater incentives for management performance. The Compensation Committee’s decisions for the 2009 fiscal year were made after considering compensation data of an informal peer group comprised of privately owned portfolio companies of the Sponsors and other companies in the orthopedics industry, including Zimmer Holdings Inc., Stryker Corp., and Medtronic, Inc. We refer to this group of companies throughout this Annual Report on Form 10-K as our “informal peer group.” However, the Compensation Committee did not engage in formal benchmarking as part of this informal review in making compensation decisions. In addition, as more fully discussed below, our annual non-equity incentive program has been redesigned in an effort to more closely align awards to our and our executives’ performance. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2009 fiscal year have largely continued to correspond to the levels of such awards, as compared to our informal peer group, for periods prior to the Transactions.

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

Our executive compensation policies and practices during the 2009 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

•	attracting, retaining and rewarding highly qualified and productive persons;

•	relating compensation to company, business unit and individual performance;

•	encouraging strong performance without incentivizing inappropriate or excessive risk-taking;

•	establishing compensation levels that are internally equitable and externally competitive; and

•	encouraging an ownership interest and instilling a sense of pride in Biomet.

This compensation methodology was based upon one of our founding philosophies: equity incentives in the form of stock options are an excellent motivation for all team members, including executive officers, and serve to align the interests of team members, management and our equity investors.

Based on these objectives, the compensation package of our executive officers during the 2009 fiscal year was intended to meet each of the following three criteria: (1) market levels competitive with companies of similar size and performance to us, such as the companies discussed above as our informal peer group; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.

The Elements of Biomet’s Compensation Program

As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2009 fiscal year consisted of five primary elements: (1) base salary (2) non-equity incentive plan awards (3) stock options and leveraged share awards (4) participation in employee benefit plans and (5) deferred compensation elections.

Base Salary. Consistent with prior fiscal years, our practice during the 2009 fiscal year was to provide base salaries at rates that we believed to be comparable with the rates paid to executives with companies of similar size and performance to us, such as the companies discussed above as our informal peer group, in each case with responsibilities similar to the responsibilities of our executives. The Compensation Committee reviewed our performance, the executive officers’ performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. We consider our 2009 base salaries to have been in line with our compensation objectives.

Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2009 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the Transactions. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in targeted areas. Payments under the plan are calculated based upon a percentage of the executive’s base salary, which percentages are targeted to be competitive with companies of similar size and performance to us, such as the companies discussed above as our informal peer group.

Potential payments under the non-equity incentive plan for the 2009 fiscal year could have ranged from 0% to 180% of the executive’s base salary, based on corporate, business unit and individual performance. Corporate and business unit targets for the 2009 fiscal year were adjusted EBITDA, net sales and operational objectives (including manufacturing footprint optimization and implementation of Six Sigma, lean manufacturing, working capital improvements and procurement and offshoring initiatives). Individual performance of named executive officers was determined by the Compensation Committee after considering each executive’s leadership ability and contributions to our business during the 2009 fiscal year. With respect to named executive officers other than the Chief Executive Officer, the Compensation Committee also considered the Chief Executive Officer’s assessment of their individual performance in determining an individual named executive officer’s performance. The relative weighting of company, business unit and/or individual performance goals for each named executive officer is described below.

The chart below includes information about the named executive officers’ 2009 fiscal year non-equity incentive plan target and maximum award opportunities and actual payouts.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2009)
	% of Base Salary	Amounts ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	100%	$682,500	180%	$1,228,500	93%	$636,090
Daniel P. Florin	80%	321,430	144%	578,575	74%	297,002
Roger Van Broeck(1)	80%	354,702	144%	638,464	88%	390,485
Glen Kashuba	80%	322,950	144%	581,311	97%	390,641
Jon C. Serbousek	80%	315,120	144%	567,216	99%	388,001

(1)	Mr. Van Broeck is employed in the Netherlands and paid in Euros. To calculate the U.S. dollar equivalent for disclosure purposes, we used a currency conversion rate of 1 Euro to $1.4154, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2009 as published on www.oanda.com.

The following chart shows the weighting assigned to the various company, business unit and individual performance goals discussed above for each named executive officers:

Goals	Jeffrey R. Binder		Daniel P. Florin		Roger Van Broeck		Glen Kashuba		John C. Serbousek
	Target	Max	Target	Max	Target	Max	Target	Max	Target	Max

Biomet Financials	80%	160%	80%	160%	70%	140%	10%	20%	10%	20%

Business Unit Financials	–	–	–	–	10%	20%	70%	140%	70%	140%

Individual Strategic Objectives	20%	20%	20%	20%	20%	20%	20%	20%	20%	20%

TOTAL	100%	180%	100%	180%	100%	180%	100%	180%	100%	180%

Leadership / Discretionary	+/- 10%		+/- 10%		+/- 10%		+/- 10%		+/- 10%

Since corporate and business unit target performance goals are generally set consistent with our confidential operating plan for the fiscal year, actual performance above our confidential operating plan would generally result in incentive payments above the target level. Conversely, performance below our confidential operating plan would generally result in incentive payments below the target level. The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to company, business unit and individual performance. The specific corporate and business unit targets and ranges of acceptable performance set under the non-equity incentive plan are not disclosed because we believe disclosure of this information would cause competitive harm. These performance targets were based on our confidential operating plan for the 2009 fiscal year and, therefore, we believe that achievement of the targets was substantially uncertain at the time they were set. The targets are intended to be realistic and reasonable, but challenging, in order to drive sustainable, risk appropriate growth and individual performance.

Stock Options and Leveraged Share Awards. In 2007, the Board of Directors of Parent adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), which provides for the grant of non-qualified stock options to purchase shares of common stock of Parent (the “LVB Options”) to our and our affiliates’ key employees, directors, service providers and consultants. Generally, 50% of the LVB Options granted to employees vest based on continued employment, 25% vest based on continued employment and have an exercise price that increases by 10% per annum, and 25% vest based on the achievement of annual adjusted EBITDA-based performance criteria established by the Board of Directors of Parent or a committee appointed by the Board of Directors of Parent. We have also granted LVB Options to certain of our distributors, which are eligible to vest based on the achievement of specified sales targets.

In 2008, the Board of Directors of Parent adopted an addendum to the 2007 LVB Plan, which provides the ability to grant leveraged equity awards in Parent under the 2007 LVB Plan to eligible employees (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”). LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non-recourse loans from Parent, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan.

In May 2009, the Board of Directors of Parent authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by our named executive officers). Outstanding distributor options are not included in the exchange offer. The exchange offer is expected to provide the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which will be (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options would be modified in the replacement options as follows:

•

New Performance Vesting Options (which would replace the surrendered performance based options) – Beginning in fiscal 2010, the remaining unvested options would vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding performance based options. The remaining options will continue to vest contingent upon the Company achieving certain reduced adjusted EBITDA targets in each of those years (New options granted subsequent to, and not in connection with, the exchange program will vest ratably over 5 years following the grant date contingent upon the Company achieving certain adjusted EBITDA targets with respect to each such year).

•

New Extended Time Vesting Options (which would replace the surrendered accreting exercise price options) – These options would be converted into time vesting options similar to the currently outstanding time based options. The exercise price will revert to $10.00 per share (i.e., the original grant date exercise price before it began accreting) and will no longer increase by 10% on an annual basis. The remaining unvested options will vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding accreting exercise price options.

The goal of the exchange offer is to provide employees who elect to participate with new options, the terms of which preserve the original incentive effect of our option program in light of current market-wide economic conditions. Although the Board of Directors of Parent authorized the option exchange program in May 2009, we did not conduct the exchange offer during our 2009 fiscal year, so it is not reflected in the compensation tables below or the financial information contained in this Annual Report on Form 10-K. We currently expect to conduct the exchange offer during our 2010 fiscal year.

Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on the earliest of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability, or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability or (5) the tenth anniversary of the grant date of the LVB Award. In no event will any option remain outstanding after the tenth anniversary of the original grant date of such option.

Prior to receiving shares of Parent’s common stock (whether pursuant to the exercise of LVB Options, purchased pursuant to an LVB Leveraged Award or otherwise), participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights (and, with respect to certain senior members of management, limited registration and preemptive rights).

When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB Awards pursuant thereto, and may amend the 2007 LVB Plan (and any LVB Awards) at any time. LVB Awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. Following the Transactions, a total of 28,373,500 LVB Options were granted to employees and distributors under the 2007 LVB Plan during the 2008 fiscal year, and 769,500 LVB Leveraged Awards were granted to employees under the 2007 LVB Plan during the 2008 fiscal year. Of the 28,373,500 LVB Options granted during the 2008 fiscal year, 7,245,000 were granted to our named executive officers, and of the 769,500 LVB Leveraged Awards granted during the 2008 fiscal year, none were granted to our named executive officers. During the fiscal 2009 year, a total of 2,744,000 LVB Options were granted to employees and non-employee distributors under the 2007 LVB Plan, of which none were granted to our named executive officers. There were no LVB Leveraged Awards granted under the 2007 LVB Plan in fiscal 2009.

Perquisites. We believe that our approach to perquisites has historically been, and continues to be, comparable to other companies in our informal peer group discussed above. Our President and Chief Executive Officer and other named executive officers have been historically and generally been permitted, when practical, to use company aircraft for business and personal travel for security reasons. On a case by case basis, we have historically reimbursed certain executives for social club dues, offered to provide a travel allowance in connection with Biomet related travel, and offered to provide relocation assistance to certain members of our senior management team who relocate their principal residence at our request. For example, we have historically, at times, provided reimbursement of moving expenses and protection against a loss on the sale of the executive’s home.

Health and Welfare Benefits. Named executive officers have historically received similar benefits to those provided to all other salaried U.S. employees, such as medical, dental, vision, life insurance and disability coverage.

Post Termination Compensation and Management Continuity Agreements. As described in further detail below, during the 2009 fiscal year, our named executive officers were party to agreements which specify payments in the event the executive’s employment is terminated under certain circumstances. The type and amount of payments under such agreements varies by executive level and the nature of the termination. These severance benefits, which are competitive with the companies discussed above as our informal peer group and general industry practices, are payable if and only if the executive’s employment terminates as specified in the applicable plan document or agreement. For more information, refer to “Employment Agreements and Potential Post Termination Payments.”

Historically, we did not offer management continuity agreements to members of senior management. During the 2007 fiscal year, however, we engaged The Kinsley Group to assist with the preparation and execution of change in control agreements with members of our senior management team including Mr. Van Broeck. These agreements were intended to provide for continuity of management in the context of a prospective change in control of Biomet. We believe that these agreements were necessary to reinforce and encourage the continued attention and dedication of members of our senior management to their assigned duties without distraction in the face of a possible change in control. In addition, we entered into change in control agreements with Messrs. Binder and Florin, each of whom joined our team after the Transactions were announced, to provide such executives with benefits if the Transactions did not close as expected and a new change in control transaction was consummated. Each of the agreements with Messrs. Binder and Florin terminated upon consummation of the Transaction. The agreement with Mr. Van Broeck remained outstanding during our 2009 fiscal year, and expired on July 11, 2009. For further information on the terms of Mr. Van Broeck’s change in control agreement, refer to “Employment Agreements and Potential Post Termination Payments—Change in Control Agreements” below.

Retirement Plans. We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers; however, we do have defined benefit retirement plans for certain of our foreign subsidiaries, discussed herein as our “foreign pension plans,” which cover certain of our overseas employees. One of these foreign pension plans, sponsored by Biomet Europe B.V. (“Biomet Europe”), was applicable to Mr. Van Broeck during the 2009 fiscal year.

During the 2009 fiscal year Biomet Europe provided all of its employees, whether salaried or hourly, with the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in the Netherlands in order to provide a level of retirement benefits competitive with European market conditions. The benefits under this foreign pension plan are generally based on years of service and a calculation of the employee’s weighted average final base salary. Detailed explanations of these terms and calculations can be found in the narrative discussion accompanying the Pension Benefits Table in “Executive Compensation Tables—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below. Biomet Europe’s investment objective with respect to plan assets is to enable a fixed, guaranteed payout to the employee at the time of the employee’s retirement, except, in the case of Mr. Van Broeck, for a moderate profit sharing provision, which may affect him by providing an additional benefit based on the collective return of the plan assets. The assets covered by the pension plan are managed by independent investment professionals; however, due to the guaranteed payout, policyholders are relatively unaffected by poor performance and are affected by positive investment returns only under the profit sharing provision (to the extent applicable). The net assets of these foreign pension plans did not include any of our common shares as of May 31, 2009 (the same measurement date used for the 2009 fiscal year with respect to our foreign subsidiaries). For information about Mr. Van Broeck’s pension benefits, refer to the Pension Benefits Table in “Executive Compensation Tables—Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

In addition, during the 2009 fiscal year our executive officers were eligible to participate in our 401(k) plan (the “401(k) Plan”). All team members residing in the United States who are at least 18 years of age and complete at least 90 days of continuous service, or work for us at least 1,000 hours per year were also eligible during the 2009 fiscal year to participate in the 401(k) Plan. Each year we, in our sole discretion, may match 75% of each team member’s contributions, up to a maximum amount equal to 5% of the team member’s annual cash compensation. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service. The Company generally makes its matching contributions to the plan in cash. Executive officers have also historically participated in our Employee Stock Bonus Plan (the “ESBP”), which was merged into and with our 401(k) Plan during the 2008 fiscal year.

In addition, we maintain The Biomet, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax effective manner. We do not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive award. Participants receive scheduled distributions from the Deferred Compensation Plan, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and are treated as “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and any notional investment gains thereon are reflected on our financial statements and are part of our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above-market interest rates on deferred amounts of compensation. For more information, refer to “Executive Compensation Tables—Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Deferred Compensation” below.

Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid by publicly held corporations (as defined in the Code) to certain executives. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the Transactions, Biomet’s Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the Transactions and through the 2009 fiscal year, because we currently are not a publicly held corporation (as defined in the Code) with publicly held equity, the restrictions of Section 162(m) have not and do not presently apply to us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Jonathan J. Coslet

Adrian Jones

Michael Dal Bello

Michael Michelson

Executive Compensation Tables

Summary Compensation Table

The following narrative, tables and footnotes describe the “total compensation” earned during the 2008 and 2009 fiscal years by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2008 and 2009 fiscal years. The actual value realized by our named executive officers during the 2008 and 2009 fiscal years from long-term incentives (options) is presented in the Option Exercises and Stock Vested Table below.

The individual components of the total compensation calculation reflected in the Summary Compensation Table with respect to fiscal 2009 are broken out below:

Salary. Base salary earned during the 2009 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.

Bonus. For the 2009 fiscal year, we did not have any bonus plans applicable to our named executive officers. Each named executive officer, however, earned an annual performance based cash incentive award as described under “Non-equity Incentive Plan Compensation” below.

Option Awards. The awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 2007 LVB Plan. For further information about our stock option programs, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards” above. In addition, details about option awards made during the 2009 fiscal year are included in the Grants of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below represent the compensation expense recognized during the 2009 fiscal year under SFAS 123(R) for each named executive officer. The recognized compensation expense of the option awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Stock Awards. The only equity-based compensation that we recognized under SFAS 123(R) with respect to our named executive officers for the 2009 fiscal year was in relation to stock option awards. For information about stock options granted to our named executive officers, see “Option Awards” immediately above.

Non-equity Incentive Plan Compensation. Our named executive officers earned annual cash incentive awards for the 2009 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.

Change in Pension Value and Non-Qualified Deferred Compensation Earnings. We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers. For Mr. Van Broeck, the change in pension value represents the aggregate change in the actuarial present value of his accumulated benefit under the pension plan in which he participates, sponsored by Biomet Europe, from May 31, 2008 to May 31, 2009 (the same measurement dates used for financial statement reporting purposes with respect to our audited financial statements for the 2008 and 2009 fiscal years with respect to our foreign subsidiaries). For information on Mr. Van Broeck’s retirement benefits and certain material features of the pension plan in which he participates, refer to “The Elements of Biomet’s Compensation Program—Retirement Plans” above and “Retirement And Non-Qualified Defined Contribution And Deferred Compensation Plans—Pension Plans” below.

None of our named executive officers participated in the Deferred Compensation Plan during the 2009 fiscal year. Furthermore, we do not pay above-market or preferential earnings on non-qualified deferred compensation and, accordingly, are not required under applicable SEC disclosure rules to report any amounts in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the summary compensation table in connection with our Deferred Compensation Plan for fiscal 2009. For information on the Deferred Compensation Plan, refer to “The Elements of Biomet’s Compensation Program—Retirement Plans” above and “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Deferred Compensation” below.

All Other Compensation. The amounts included under the All Other Compensation heading represent the sum of: (1) certain perquisites and other personal benefits; (2) Biomet-paid contributions to retirement plans; (3) Biomet-paid insurance premiums; (4) certain tax reimbursements made by us; and (5) certain other amounts more fully described in footnote (3) to the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Options Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Jeffrey R. Binder,	2009	682,500	4,661,056	636,090	-	254,488	6,234,134
President and Chief Executive Officer	2008	682,500	4,334,395	840,000	-	1,623,203	7,480,098

Daniel P. Florin,	2009	401,788	738,001	297,002	-	13,063	1,449,854
Senior Vice President and Chief Financial Officer	2008	401,788	686,279	356,708	-	13,313	1,458,088

Roger van Broeck, (2)	2009	443,378	638,121	390,485	263,328	86,406	1,821,718
President, Biomet Europe	2008	410,251	593,399	278,985	-	79,109	1,361,744

Glen A. Kashuba	2009	403,688	998,798	390,641	-	13,063	1,806,190
President Biomet Trauma Biomet Spine	2008	397,722	928,799	310,223	-	13,313	1,650,057

Jon C. Serbousek	2009	393,900	1,187,631	388,001	-	45,318	2,014,850
President Biomet Orthopedics	2008	95,031	102,698	83,429	-	6,138	287,296

(1)	For each named executive officer listed in the Summary Compensation Table above, the value reflects the compensation expense recognized by us during the 2009 and 2008 fiscal years under SFAS 123(R). We did not grant any equity awards to our named executive officers during fiscal 2009.

We use the Black-Scholes option-pricing model to determine the fair value of options to calculate compensation expense. For information about the assumptions used in determining the compensation expense we recognized during the 2009 fiscal year and the periods from June 1, 2007 to July 11, 2007, and July 12, 2007 to May 31, 2008, refer to Note 9 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

(2)	Mr. Van Broeck is employed in the Netherlands and paid in Euros. To calculate the U.S. dollar equivalent for disclosure purposes, we used a currency conversion rate of 1 Euro to $1.4154, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2009 as published on www.oanda.com.

(3)	The table below presents an itemized account of “All Other Compensation” provided during the 2009 fiscal year and the period from June 1, 2007 to July 11, 2007, and July 12, 2007 to May 31, 2008. For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the All Other Compensation heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)	Medical Flex ($)		Travel Allowance ($) (a)	Personal Use of Company Aircraft (b)	Other ($)		Total ($)
Jeffrey R. Binder	2009	63	-	-		13,000	241,425	-		254,488
	2008	63	-	250		13,000	289,890	1,320,000	(c)	1,623,203

Daniel P. Florin	2009	63	-	-		13,000	-	-		13,063
	2008	63	-	250		13,000	-	-		13,313

Roger Van Broeck	2009	-	28,694	27,148	(d)	30,564	-	-		86,406
	2008	-	44,960	5,648	(d)	28,501	-	-		79,109

Glen A, Kashuba	2009	63	-	-		13,000	-	-		13,063
	2008	63	-	250		13,000	-	-		13,313

Jon C. Serbousek	2009	63	-	-		13,250	32,005	-		45,318
	2008	63	-	125		-	5,950	-		6,138

(a)	Represents the cost to us of providing car lease payments to Mr. Van Broeck and a car allowance to Messrs. Binder, Florin, Kashuba, and Serbousek.

(b)	Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

Pursuant to the employment agreement between us and Mr. Binder, dated February 26, 2007, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets, and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder used during fiscal 2009.

During fiscal 2009, pending Mr. Serbousek’s relocation to the Warsaw, Indiana area, we arranged for him to fly, at our expense, between his Tennessee home and our headquarters. Our incremental cost associated with providing this benefit to Mr. Serbousek were calculated as described above with respect to Mr. Binder.

(c)	Pursuant to the employment agreement between us and Mr. Binder dated February 26, 2007 (which has been superceded by his employment agreement dated February 28, 2009), we agreed to reimburse Mr. Binder up to $1,320,000 if Mr. Binder is required to pay his former employer in connection with the termination of his previous employment. On September 21, 2007, we paid $1,320,000 to Mr. Binder in connection with this obligation.

Also pursuant to Mr. Binder’s employment agreement dated February 26, 2007, we agreed to purchase Mr. Binder’s prior residence in Illinois at its appraised value, to be determined by an independent appraiser, up to $2,199,000. Furthermore, we agreed to reimburse Mr. Binder for certain capital gains taxes, if any, incurred as a result of the sale of Mr. Binder’s prior residence. As a result of the independent appraisal, we purchased Mr. Binder’s prior residence on October 1, 2007 for significantly less than the maximum amount specified above, and Mr. Binder has not recognized any gain on the sale of his prior residence to us. As a result of our subsequent sale of Mr. Binder’s former residence for more than the amount paid by us to Mr. Binder for such residence, the amount paid by us to Mr. Binder is not reflected in the amount shown in the table above for Mr. Binder under the “All Other Compensation” heading. In addition, because Mr. Binder recognized a loss on the sale of his house, we have not paid any “gross up” amounts to Mr. Binder in connection with the sale of his house.

(d)	Represents the Biomet-paid portion of Mr. Van Broeck’s government mandated health and wellness expense.

In addition to the foregoing compensation, named executive officers also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all U.S. salaried employees.

Grants of Plan-Based Awards Table

During the 2009 fiscal year, we granted cash incentive awards to our named executive officers under our non-equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.” We did not grant equity-based awards to our named executive officers during fiscal 2009.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise of Base Price of Option	Grant-Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards ($)
Jeffrey R. Binder		-	682,500	1,228,500	-	-	-	-	-	-	-

Daniel P. Florin		-	321,430	578,575	-	-	-	-	-	-	-

Roger van Broeck		-	348,892	628,006	-	-	-	-	-	-	-

Glen A. Kashuba		-	322,950	581,311	-	-	-	-	-	-	-

Jon C. Serbousek		-	315,120	567,216	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End Table

For further information on our stock option awards and their material terms, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.” We did not grant any equity awards to our named executive officers during fiscal 2009.

The following table shows the equity awards granted to our named executive officers, which are comprised solely of stock option awards under the 2007 LVB Plan (vested and unvested) that were outstanding as of the end of the 2009 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3) (#)	Option Exercise Price (4) ($)	Option Expiration Date (5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	420,000	1,680,000	(a)	-	10.00	July 11, 2017	-	-	-	-
	210,000	840,000	(b)	-	11.00	July 11, 2017	-	-	-	-
	210,000	210,000		630,000	10.00	July 11, 2017	-	-	-	-
Daniel P. Florin	66,500	266,000	(a)	-	10.00	July 11, 2017	-	-	-	-
	33,250	133,000	(b)	-	11.00	July 11, 2017	-	-	-	-
	33,250	33,250		99,750	10.00	July 11, 2017	-	-	-	-
Roger Van Broeck	57,500	230,000	(a)	-	10.00	July 11, 2017	-	-	-	-
	28,750	115,000	(b)	-	11.00	July 11, 2017	-	-	-	-
	28,750	28,750		86,250	10.00	July 11, 2017	-	-	-	-
Glen A. Kashuba	90,000	360,000	(a)	-	10.00	July 11, 2017	-	-	-	-
	45,000	180,000	(b)	-	11.00	July 11, 2017	-	-	-	-
	45,000	45,000		135,000	10.00	July 11, 2017	-	-	-	-
Jon C. Serbousek	85,000	340,000	(a)	-	10.00	May 8, 2018	-	-	-	-
	42,500	170,000	(b)	-	11.00	May 8, 2018	-	-	-	-
	-	21,250		191,250	10.00	May 8, 2018	-	-	-	-

(1)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

(a)	Represents time-based options, which generally vest ratably over 5 years.

With respect to Mr. Binder, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 420,000 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Florin, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 66,500 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Van Broeck, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 57,500 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 90,000 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the time-based option granted on May 1, 2008. The unvested portion is scheduled to vest in increments of 85,000 common shares on May 8 in each of 2010, 2011, 2012, and 2013.

(b)	Represents time based options that have an exercise price which increases by 10% per annum, which generally vest ratably over 5 years (which we refer to below as “accreting exercise price options”).

With respect to Mr. Binder, represents the outstanding unvested portion of the accreting exercise price option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 168,000 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Florin, represents the outstanding unvested portion of the accreting exercise price option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 26,600 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Van Broeck, represents the outstanding unvested portion of the accreting exercise price option granted on December 4, 2007. The remaining unvested portion is scheduled to vest in increments of 23,000 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the accreting exercise price option granted on December 4, 2007. The remaining unvested portion is scheduled to vest in increments of 36,000 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the accreting exercise price option granted on May 1, 2008. The remaining unvested portion is scheduled to vest in increments of 28,750 common shares on May 8 in each of 2010, 2011, 2012 and 2013.

(3)	Represents, on an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Performance awards vest based on our achievement of adjusted EBITDA targets established by the Compensation Committee.

With respect to Mr. Binder, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 157,500 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Florin, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 24,938 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Van Broeck, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 21,563 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 33,750 common shares on July 11 in each of 2009, 2010, 2011 and 2012.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the original option granted on May 1, 2008. The remaining unvested portion of the original award vests in increments of 34,000 common shares on July 11, in each of 2010, 2011, 2012, 2013, and 2014.

(4)	The exercise price, as it was recorded in the applicable stock option award agreement at the time of grant, for each option reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The options have an exercise price that is at least equivalent to fair market value of the underlying shares on the date of grant. Since our common stock is not currently traded on a national securities exchange, fair market value was determined by the Compensation Committee.

(5)	Represents the tenth year anniversary for each option award reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” For information on the vesting schedule of unvested portions of outstanding option awards, see sub-footnotes (a)-(b) of footnote (2), and footnote (3), above.

Option Exercises and Stock Vested Table

During the 2009 fiscal year, no option awards were exercised and no stock awards vested applicable to Biomet’s named executive officers.

Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans

Pension Plans

We do not sponsor or maintain any pension plans applicable to our U.S.-based named executive officers. Of our named executive officers, only Mr. Van Broeck, who is based in the Netherlands, participated in a foreign pension plan during the 2009 fiscal year. The foreign pension plan in which Mr. Van Broeck participated during fiscal year 2009 is sponsored by Biomet Europe. Biomet Europe offers certain of its employees, whether salaried or hourly, the opportunity to build up benefits under pension plans as part of Biomet Europe’s standard conditions for working in order to provide a level of retirement benefits competitive with European market conditions. Biomet Europe provides employees with pension benefits beginning after the completion of twelve consecutive months of employment with Biomet Europe. Once this minimum condition is met, however, the employee is credited with accrued time of service for the first twelve months of employment.

Under the foreign pension plan applicable to Mr. Van Broeck, the contribution for Mr. Van Broeck during the 2009 fiscal year was an amount equal to the fixed premium due with respect to such fiscal year for Mr. Van Broeck’s annuity under the plan. The amount of this premium was contributed in part by Mr. Van Broeck (7% of his annual base salary, up to a specified cap of $164,937) and in part by Biomet Europe (the remainder of the fixed premium). Mr. Van Broeck’s annual cash incentive award was not included for the purposes of pension calculations or contributions. Certain employees (including Mr. Van Broeck, as noted above) are affected by a maximum pensionable salary condition, which imposes a cap on the amount of salary used for calculations that affect certain amounts, such as premiums and benefits. The benefits provided under this foreign pension plan are based on the following formula:

“years of service” × 1.75% × “final salary”

Under this foreign pension plan, “years of service” is calculated on a monthly basis from the date corresponding to the date that the employee first signed a contract with the plan provider providing the underlying coverage, which is meant to correspond to the first day of the employee’s employment at Biomet Europe. The maximum number of years of credited service is 40 years even if employed longer than 40 years. Biomet Europe does not allow additional years of service credits to be granted to employees under this plan. For the purpose of the benefits formula, the calculation presumes the employee accrues 40 years of credited service and then the value is adjusted downward if the employee remains employed with us for less than 40 years.

In addition, under this foreign pension plan, “final salary” is calculated as the average of the employee’s base salary over the last five calendar years of his or her employment at Biomet Europe, subject to the salary cap described above.

Benefits under the plan do not provide the employee with a lump sum following retirement. The plan provides for the purchase of an annuity, which in operation provides a monthly retirement allowance. The full benefits are payable only at normal retirement age and early retirement results in a reduction in benefits. Retirement age under the plan is age 65.

The benefits provided by this foreign pension plan provide a guaranteed payout, which is intended to be based on the targeted annual payout of an annuity purchased at the time of retirement. Mr. Van Broeck joined this plan in 1998, and the plan provides for him to receive a guaranteed annuity beginning on September 1, 2013.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued pension benefits through the end of the 2009 fiscal year for each of the named executive officers listed in the table. The calculation of actuarial present value is generally consistent with the methodology and assumptions outlined in our audited financial statements, except that the calculation does not assume an average salary increase of 3.0%, a discount rate of 4.9% or an inflation rate of 2.0% because Mr. Van Broeck’s salary is frozen for the purposes of the pension plan and because the payout amount is guaranteed. In addition, the calculation presumes an implied rate of return on the plan assets during the 2009 fiscal year of 4.0%. The expected rate of return on the plan assets is 4.9%, as assumed in conjunction with the preparation of our audited financial statements. The actuarial present value of benefits is calculated in accordance with the following assumptions: (1) assumed retirement age: 65; (2) no pre-retirement decreases; and (3) assumed form of payment: lump sum. The actuarial increase during the 2009 fiscal year of the projected retirement benefits can be found in the “Summary Compensation Table” under the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” heading. For Mr. Van Broeck, the amount reported under that heading represents actuarial increases in Mr. Van Broeck’s projected retirement benefits under the foreign pension plan.

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service (1) (#)	Present Value of Accumulated Benefit (2) ($)	Payment During Last Fiscal Year (3) ($)
Roger van Broeck	Biomet Europe Pension Plan	11	847,554	28,695

(1)	Mr. Van Broeck’s eleven years of accrued service under the Biomet Europe Pension Plan started in 1998 with BioMer C.V., which was a joint venture between Biomet, Inc. and Merck KGaA, and then later with Biomet Europe, the successor company to BioMer C.V. Prior to 1998, Mr. Van Broeck was with Biomet in different positions in different countries for which he did not carry over any build up of pension benefits to the pension plan in which he currently participates.

(2)	For Mr. Van Broeck, represents the actuarial present value of the accumulated benefit under the Biomet Europe Pension plan, which was computed as of May 31, 2009, which is the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the fiscal year ended May 31, 2009. For the purposes of the Pension Benefits Table above, to calculate the actuarial present value of Mr. Van Broeck’s accumulated benefit in U.S. dollars, we used a currency conversion rate of 1 Euro to $1.4154, which represents the currency exchange rate from Euros to U.S. dollars on May 31, 2009 as published on www.oanda.com.

(3)	For Mr. Van Broeck, represents the portion of the annual premium contributed by Biomet Europe to the Biomet Europe Pension Plan (after Mr. Van Broeck’s contribution of 7% of his annual base salary, up to the applicable salary cap).

Non-Qualified Deferred Compensation

Biomet’s Deferred Compensation Plan is a non-qualified deferred compensation plan, which is available for members of our senior management. The Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive payments, as well as Board fees for non-employee Directors, as applicable. We do not make any contributions to the Plan. For further information on the Deferred Compensation Plan, refer to “The Elements of Biomet’s Compensation Program—Retirement Plans” above.

During the 2009 fiscal year, none of Biomet’s named executive officers participated in the Deferred Compensation Plan. We do not pay above-market or preferential earnings on non-qualified deferred compensation.

Employment and Change in Control Agreements and Potential Post-Termination Payments

We have employment agreements with each of Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek, which agreements contain severance and change in control provisions. In addition, during fiscal 2009, we had a change in control agreement with Mr. Van Broeck.

In addition, on September 21, 2006, we adopted the Biomet, Inc. Executive Severance Pay Plan, or the Severance Plan, which provided each of our participating executives with severance benefits in the event of certain terminations of the executive’s employment. The following narrative describes the terms of these various agreements and the Severance Plan.

Employment Agreement with Jeffrey R. Binder

        On June 11, 2008, we entered into an amended and restated employment agreement, which we refer to as the employment agreement, with Mr. Binder, our President and Chief Executive Officer. The employment agreement supersedes our original employment agreement with Mr. Binder dated as of February 26, 2007, which we refer to as the original employment agreement. The employment agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the employment agreement, unless either we or Mr. Binder give prior notice of termination. Mr. Binder will receive a base salary at a rate no less than $650,000 per year, which shall be increased at our discretion. Mr. Binder’s employment agreement provides that he will also have the opportunity to earn an annual cash incentive award in an amount no less than 100% of his base salary for on-target performance, with the possibility of exceeding 100% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.”

Mr. Binder’s employment agreement provides that we will arrange, at our expense, for Mr. Binder to fly once per week to and from his Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve month period.

The employment agreement further provides that, upon any termination of Mr. Binder’s employment, his rights with respect to any equity or equity-related awards will be governed by the applicable terms of the related plan or award agreement. Mr. Binder could be entitled to certain severance benefits following a termination of employment prior to a change in control (as defined in the agreement) or within two years following a change in control. Severance payable to Mr. Binder under such circumstances was previously provided for under the Change in Control Agreement entered into between us and Mr. Binder as of February 26, 2007, which expired by its terms on July 11, 2007 upon consummation of the Transactions.

Under the employment agreement, if Mr. Binder’s employment is terminated at any time within the two-year period following a change in control either (1) by us for any reason other than for cause, death or disability, or (2) by Mr. Binder for good reason, then (a) his severance multiple would be increased from 1.5 times his base salary and annual cash incentive award to two times his base salary and annual cash incentive award and (b) his pro rated annual cash inventive award for the year of termination of employment would be based on his target annual cash incentive award for such year rather than the actual annual cash incentive award he would have received for such year (as determined based on the Company’s performance to the date of termination of employment, extrapolated through the end of such fiscal year). The employment agreement further provides that if Mr. Binder is subject to the “golden parachute” excise tax under Section 4999 of the Code, the Company will pay him an additional amount such that he is placed in the same after-tax position as if no excise tax had been imposed. See “Severance Benefits” below.

Employment and Change in Control Agreements with Roger P. Van Broeck

Employment Agreement. On February 1, 2008, we entered into an employment agreement with Mr. Van Broeck, our Vice President and President of Biomet Europe. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless we or Mr. Van Broeck give prior notice of termination. Mr. Van Broeck will receive a base salary at a rate no less than $410,251 per year, which shall be increased at our discretion. Mr. Van Broeck will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

If we terminate Mr. Van Broeck’s employment after July 11, 2009, the employment agreement provides that Mr. Van Broeck could be entitled to certain severance benefits under the employment agreement following a termination of employment prior to a change in control (as defined in the agreement) or within two years following a change in control. If we terminated Mr. Van Broeck’s employment prior to July 11, 2009, the employment agreement provides that Mr. Van Broeck’s right to severance benefits (if any) would have been governed by the change in control agreement described below.

Change in Control Agreement. On September 20, 2006, we entered into change in control agreements with our then current executive officers, including Mr. Van Broeck. The agreements were intended to provide for continuity of management in the context of a prospective change in control (as defined therein) of Biomet. Upon a change in control, which occurred for purposes of the change in control agreements on July 11, 2007 as a result of the Transactions, the agreements remained in effect for a period of 24 months following the change in control. Accordingly, Mr. Van Broeck’s change in control agreement expired on July 11, 2009. For a description of the benefits provided for under Mr. Van Broeck’s change in control agreement, see “Severance Benefits” below.

Employment Agreements with Daniel P. Florin and Glen A. Kashuba

On February 28, 2008, we entered into employment agreements with Mr. Florin, our Senior Vice President and Chief Financial Officer, and with Mr. Kashuba, our Senior Vice President and President of Biomet Trauma and Biomet Spine. Each of Mr. Florin and Mr. Kashuba will be referred to in this section as “Executive.” Both agreements have an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Florin and Mr. Kashuba will receive a base salary at a rate no less than $395,850 and $397,722 per year, respectively, which shall be increased at our discretion. Executive will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreements further provide that Executive could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreements) or within two years following a change in control. See “—Severance Benefits” below.

Employment Agreement with Jon C. Serbousek

On March 3, 2008, we entered into an employment agreement with Mr. Serbousek, our Senior Vice President and President of Biomet Orthopedics, LLC. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Serbousek will receive a base salary at a rate no less than $390,000 per year, which shall be increased at our discretion. Mr. Serbousek will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreement further provides that Mr. Serbousek could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreement) or within two years of a change in control. See “—Severance Benefits” below.

Severance Benefits Provided Under Employment and Change in Control Agreements

Each of our employment agreements with Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek, and our change in control agreement with Mr. Van Broeck, contains provisions which entitle the executive to certain severance benefits following termination of employment prior to a change in control (as defined in the agreement) or within two years following a change in control.

The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Kashuba and Serbousek, and our change in control agreement with Mr. Van Broeck. Other than with respect to Mr. Binder as described in “Termination Within Two Years Following a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason,” the following summary does not discuss the executives’ rights with respect to any equity related awards, as such awards are governed by the applicable terms of the related plan or award agreement.

Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, in the event of a termination of the executive’s employment prior to a change in control either (1) by us for any reason other than for “cause” (which generally includes the executive’s failure to substantially perform his duties, willful misconduct or gross negligence, willful or grossly negligent breach of his fiduciary duties to

Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies), executive’s death or executive’s disability, or (2) by executive for “good reason” (which generally includes any material diminution in duties and responsibilities (but does not include, in the case of Messrs. Kashuba and Serbousek, a change in duties and responsibilities that results from becoming a part of a larger organization following a change in control), reduction in base salary or bonus opportunity or relocation of primary work location by more than 50 miles), our employment agreements with Messrs. Binder, Florin, Kashuba and Serbousek provide that such executive would be entitled to the following:

•

An amount equal to (a) 1.5 times his base salary in effect at the date of termination (with respect to Messrs. Florin, Van Broeck, Kashuba and Serbousek, the “Severance Benefit,” and with respect to Mr. Binder, the “Base Component”) plus, with respect to Mr. Binder, (b) 1.5 times the average of (x) the annual cash incentive award earned by Mr. Binder for the preceding fiscal year and (y) the annual cash incentive award Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (the “Bonus Component,” and with respect to Mr. Binder, together with the Base Component, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. If Mr. Binder becomes employed by another employer during that period, the Bonus Component will cease and his Severance Benefit will be limited to the Base Component;

•

An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which the executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current fiscal year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

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

As described above under “Employment and Change in Control Agreements and Potential Post-Termination Payments ––Employment and Change in Control Agreements with Roger P. Van Broeck,” if Mr. Van Broeck’s employment with us terminated during fiscal 2009, his rights to severance benefits (if any) would have been governed by his change in control agreement rather than his employment agreement. Under the change in control agreement (as amended by Mr. Van Broeck’s employment agreement), if, within 24 months following a change in control (which occurred for this purpose on July 11, 2007 as a result of the Transactions), Mr. Van Broeck’s employment was terminated either (1) by us for any reason other than for “cause” (which was generally defined as willful failure to substantially perform his duties, willfully engaging in conduct injurious to us or conviction of a felony) or disability, or (2) by Mr. Van Broeck for “good reason” (generally defined as any demotion, assignment of duties inconsistent with his title, certain relocations or any failure to pay or provide benefits to the executive), Mr. Van Broeck would have been entitled to the following:

•

A lump sum severance payment equal to two times the sum of his annual base salary, target annual cash incentive award (or, in certain circumstances, the annual cash incentive award he earned during a different specified time period), our annual contributions to all qualified retirement plans on his behalf and his total annual car allowance;

•

Payout of his unpaid annual base salary, the higher of his target annual cash incentive award for the fiscal year in which the termination occurred or the actual annual cash incentive award he received for the fiscal year preceding the year of termination and other accrued compensation and benefits through the end of the fiscal year containing the termination date;

•	A lump sum cash stipend equal to 24 times the monthly premium then charged for family coverage under our medical and dental plans;

•

Life insurance and long-term disability benefits, or the cash equivalent thereof if not available, substantially similar to those he was receiving immediately prior to the notice of termination for a 24-month period following the date of termination; and

•	Reimbursement of up to $25,000 for outplacement services for a period of 12 months following termination.

In the event that any payments made to Mr. Van Broeck in connection with a change in control and termination of employment would be subject to excise taxes under the Code, the change in control agreement provided that we would “gross up” Mr. Van Broeck’s compensation to offset certain of such excise taxes. Severance benefits under the change in control agreement, other than the life insurance and long-term disability benefits, generally were not subject to mitigation or reduction. To receive the severance benefits provided under the change in control agreements, Mr. Van Broeck would have been required to sign a general release of claims. In connection with the execution of the change in control agreement, Mr. Van Broeck executed a customary confidentiality, non-competition and non-solicitation agreement with us.

Termination Within Two Years After a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, in the event of a termination of the executive’s employment within two years after a change in control either (1) by us for any reason other than for cause, executive’s death or executive’s disability, or (2) by executive for good reason, such executive would be entitled to the following:

•

An amount equal to (a) two times his base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (collectively, the “Change-in-Control Severance Benefit”). The total amount of the Change-in-Control Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of executive’s employment;

•

An amount equal to the pro rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year. The total amount of the pro rated annual cash incentive award will be paid in a lump sum at the time we pay annual cash incentive awards to similarly situated active employees;

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

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder’s, Florin’s, Kashuba’s and Serbousek’s non-competition period is 18 months following the date of termination of employment.

Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.

If Mr. Van Broeck’s employment was terminated during fiscal 2009 either (1) by us for any reason other than for “cause” (as defined) or disability, or (2) by Mr. Van Broeck for “good reason” (as defined), Mr. Van Broeck would have been entitled under his change in control agreement to receive the benefits described above under “Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason.”

Termination Due to Death or Disability

If any of Messrs. Binder, Florin, Kashuba or Serbousek’s employment is terminated due to his death or disability, he is entitled to receive the following:

•	His base salary in effect through the date of termination;

•

A pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by such Executive for the preceding year and (y) the annual cash incentive award such Executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and

•	Any “accrued benefits” (as defined in the agreement).

Under Mr. Van Broeck’s change in control agreement, if, within 24 months following a change in control (which occurred for this purpose on July 11, 2007 as a result of the Transactions), Mr. Van Broeck died, his estate and/or beneficiaries would have been entitled to receive the benefits described above under “Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason.” If his employment terminated during the term of the agreement (whether before or after a change in control) due to his disability, he would have been entitled to receive payment of “accrued obligations” (defined as payout of his unpaid annual base salary, the higher of his target annual cash incentive award for the fiscal year in which the termination occurred or the actual annual cash incentive award he received for the fiscal year preceding the year of termination and other accrued compensation and benefits through the end of the fiscal year containing the termination date) in a lump sum, and the timely payment or provision of “other benefits” (defined as any amounts or benefits required to be paid or provided, or which the executive is eligible to receive, under any of our plans, programs, policies, practices or agreements, including without limitation disability and other benefits at least equal to the most favorable of those generally provided by us and our affiliates to disabled executives and/or their families).

Termination With Cause or Without Good Reason

If any of Messrs. Binder, Florin, Kashuba or Serbousek’s employment is terminated with “cause” or without “good reason” (as defined in the employment agreement) we will pay such executive his base salary in effect through the termination date and any “accrued benefits” (as defined in the agreement) when due.

Mr. Van Broeck’s change in control agreement does not provide for any payments in the event of a termination of his employment by us for “cause” or by him without good reason.

Severance Pay Plan

On September 21, 2006, we adopted the Biomet, Inc. Executive Severance Pay Plan for the executives who were then party to change in control agreements, which have since expired. Of our named executive officers, only Mr. Van Broeck was party to a change in control agreement during fiscal 2009, so he is the only named executive officer who was eligible for benefits under this plan during fiscal 2009. Our change in control agreements (including Mr. Van Broeck’s change in control agreement) expired on July 11, 2009 and, accordingly, as of that date, our executives are no longer eligible to participate in this plan. The Severance Plan provided each of our participating executives with severance benefits in the event of a termination of the executive’s employment unrelated to the executive’s (1) performance of his employment duties or (2) commission of an act or acts outside of the scope of his employment duties that would constitute the basis of a termination for cause under his change in control agreement.

Severance benefits under the Severance Plan generally consisted of the following: (1) payment of a pro-rata target annual cash incentive award (based on the elapsed portion of the year of termination) in a lump sum; (2) continued payment of base salary for 52 weeks plus one week per full year of service with us, up to a maximum of 78 weeks following the termination date; (3) at our expense, continuation of coverage under our health insurance plans pursuant to COBRA for a period not to exceed 18 months from the termination date; and (4) continuation of any Biomet-provided car allowance for a period of twelve months from the termination date.

As a condition to receiving severance benefits under the Severance Plan, the executive was required to execute a waiver and release of claims in favor of us and enter into a customary confidentiality, non-competition and non-solicitation agreement with us. Severance benefits under the Severance Plan were generally intended to be the sole source of severance benefits payable upon a termination of the executive’s employment and were generally not subject to mitigation or reduction.

Potential Payments Upon Certain Terminations

This table shows the potential compensation that we would have to pay to certain named executive officers upon a termination of employment – related or unrelated to a change in control – by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements), due to the executive’s death or disability, and by us with “cause” or by the executive without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would also receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively, in addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2009. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Payments Upon Termination or Change in Control

	Termination in Connection with a Change in Control				Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason (1)	Termination with Cause or Resignation without Good Reason (2)	Disability (3)	Death (4)	Termination without Cause or with Good Reason (5)	Termination with Cause or Resignation without Good Reason (6)	Disability (7)	Death (8)
Jeffrey R. Binder (9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	$3,506,576	$-	$738,045	$738,045	$2,796,304	$-	$738,045	$738,045

Estimated Value of Options & Equity Awards	-	-	-	-	-	-	-	-
Total	3,506,576	-	738,045	738,045	2,796,304	-	738,045	738,045
Daniel P. Florin (9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,770,683	-	326,855	326,855	916,080	-	326,855	326,855

Estimated Value of Options & Equity Awards	-	-	-	-	-	-	-	-
Total	1,770,683	-	326,855	326,855	916,080	-	326,855	326,855
Roger Van Broeck (9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	2,198,192	-	334,735	2,173,192	2,173,192	-	334,735	2,173,192

Estimated Value of Options & Equity Awards	-	-	-	-	-	-	-	-
Total	2,198,192	-	334,735	2,173,192	2,173,192	-	334,735	2,173,192
Glen A. Kashuba (9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,915,277	-	350,432	350,432	1,012,569	-	350,432	350,432

Estimated Value of Options & Equity Awards	-	-	-	-	-	-	-	-
Total	1,915,277	-	350,432	350,432	1,012,569	-	350,432	350,432
Jon C. Serbousek (9)
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,663,627	-	235,715	235,715	995,247	-	235,715	235,715

Estimated Value of Options & Equity Awards	-	-	-	-	-	-	-	-
Total	1,663,627	-	235,715	235,715	995,247	-	235,715	235,715

(1)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by the executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under his employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.

With respect to Mr. Van Broeck:

Non-Equity Benefits and Accrued Obligations represents: (i) a lump sum severance payment equal to two times the sum of his annual base salary, target annual cash incentive award, our annual contributions to all qualified retirement plans on his behalf and his total annual car allowance; (ii) payout of his unpaid annual base salary, the higher of his target annual cash incentive award for the current fiscal year or the actual annual cash incentive award he received for the preceding fiscal year and other accrued compensation and benefits through the end of the current fiscal year; (iii) a lump sum cash stipend equal to 24 times the monthly premium charged for family coverage under our medical and dental plans; (iv) life insurance and long-term disability benefits, or the cash equivalent thereof if not available, substantially similar to those he was receiving immediately prior to the notice of termination for a 24-month period following the date of termination; and (v) reimbursement of up to $25,000 for outplacement services for a period of 12 months following termination.

With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(2)	With respect to Messrs. Binder, Florin, Van Broeck, Kashuba, and Serbousek:

Non-Equity Benefits and Accrued Obligations represents (i) base salary in effect through the termination date and (ii) any “accrued benefits” (as defined in the employment agreements), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(3)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award bonus earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

With respect to Mr. Van Breock:

Non-Equity Benefits and Accrued Obligations represents: (i) any “accrued obligations,” which generally include payout of his unpaid annual base salary, the higher of his target annual cash incentive award for the current fiscal year or the actual annual cash incentive award he received for the preceding fiscal year and other accrued compensation and benefits through the end of the current fiscal year) and (ii) “other benefits,” which generally include any amounts or benefits required to be paid or provided under any of our plans or arrangements, including disability and other benefits at least equal to the most favorable of those generally provided by us and our affiliates to disabled executives and/or their families.

With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(4)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table.

With respect to Mr. Van Broeck:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(5)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) 1.5 times his base salary in effect at the date of termination plus, with respect to Mr. Binder (b) 1.5 times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award executive would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual cash incentive award executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage (or reimbursement to the executive for such premiums) until the earlier of (a) the end of the 18-month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

With respect to Mr. Van Broeck:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(6)	With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents: (i) base salary in effect through the termination date and (ii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

(7)	For Messrs. Binder, Florin, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if his employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

For Mr. Van Broeck:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table

For Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(8)	With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 4 of this table.

For Mr. Van Broeck:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 1 of this table.

With respect to Messrs. Binder, Florin, Van Broeck, Kashuba and Serbousek:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2009 with respect to any vested options held by the executive as of May 31, 2009.

(9)	The payments described in this table represent payments provided under the executive’s employment agreement (or, with respect to Mr. Van Broeck, his change in control agreement) and the 2007 LVB Plan. As of July 11, 2009 Mr. Van Broeck’s change in control agreement expired. If his severance arrangements would have been governed by his employment agreement (instead of his change in control agreement) in the event of a termination of his employment as of May 31, 2009, then he would have received $1,782,707 for termination by us without cause or by Mr. Van Broeck with good reason, zero for termination by us with cause or Mr. Van Broeck’s resignation without good reason, $334,735 in the event of Mr. Van Broeck’s disability, and $1,782,707 upon Mr. Van Broeck’s death. For more information on these employment and change in control agreements, refer to “Employment Agreements and Potential Post-Termination Payments,” and for more information on the 2007 LVB Plan, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards” above.

Non-Employee Director Compensation and Benefits

Our directors have not received cash retainers or committee fees or stock option awards for their services as our directors.

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

Director and Officer Liability (or D&O) Insurance and Travel Accident Insurance

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

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of our non-employee directors for the 2009 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($)	Total ($)
Jonathon J. Coslet	-	-	-	-	-	-	-
Michael Dal Bello	-	-	-	-	-	-	-
Adrian Jones	-	-	-	-	-	-	-
Michael Michelson	-	-	-	-	-	-	-
Dane Miller, Ph.D. (5)	-	-	-	-	-	2,100,000	2,100,000
John Saer	-	-	-	-	-	-	-
Todd Sisitsky	-	-	-	-	-	-	-
David McVeigh	-	-	-	-	-	-	-
Gregory L. Summe	-	-	-	-	-	-	-

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual Board and committee chair retainer fees, and committee meeting fees, in each case including amounts deferred pursuant to director elections.

(2)	For each director listed in the Non-Employee Directors’ Compensation Table above, reflects the compensation expense we recognized during the 2009 fiscal year under SFAS 123(R). For information concerning the assumptions used in determining the compensation expense we recognized during the 2009 fiscal year, refer to Note 9 to the consolidated financial statements included in this annual report.

(3)	We do not have a non-equity incentive plan for non-employee directors.

(4)	We do not have a pension plan for non-employee directors and do not pay above market or preferential rates on non-qualified deferred compensation for non-employee directors.

(5)	On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in a Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Mr. Miller received $4,000,000 on October 1, 2006, $500,000 on November 30, 2006 and has received or will receive $500,000 on the last day of each fiscal quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Mr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $100,000 per year. The Miller Agreement contains certain restrictive covenants prohibiting Mr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Parent owns all of our issued and outstanding capital stock. Holding owns 97.02% of Parent. All equity interests in Holding are owned, directly or indirectly, by the Sponsor Funds and the Co-Investors.

The following table sets forth information with respect to the ownership of as of May 31, 2009 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. Biomet, Inc. has 1,000 shares of common stock outstanding, all of which are owned directly by Parent. Share amounts indicated below reflect beneficial ownership, through Holding, by such entities or individuals of these 1,000 shares of Biomet, Inc.

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

Name and Address of Beneficial Owner	Beneficial Ownership of Biomet Common Shares	Percentage Owned
The Blackstone Group(1)	236.8	23.68%
The Goldman Sachs Group, Inc.(2)	236.8	23.68%
KKR Biomet, LLC(3)	242.6	24.26%
TPG Capital(4)	236.8	23.68%
Jeffrey R. Binder	*	*
Daniel P. Florin	*	*
Roger van Broeck	*	*
Glen A. Kashuba	*	*
Jon C. Serbousek	*	*
Jonathan J. Coslet(5)	236.8	23.68%
Michael Dal Bello(6)	236.8	23.68%
Adrian Jones(7)	236.8	23.68%
David McVeigh(6)	236.8	23.68%
Michael Michelson(8)	242.6	24.26%
Dane A. Miller(9)	21.7	2.17%
John Saer(8)	242.6	24.26%
Todd Sisitsky(5)	236.8	23.68%
Gregory L. Summe(7)	236.8	23.68%
All executive officers and directors as a group (21 persons)	958.1	95.81%
*	Represents less than one percent or one share, as applicable.

(1)	Biomet, Inc. shares shown as beneficially owned by The Blackstone Group reflect an aggregate of the following record ownership: (i) 610,133.52800 membership units of Holding held by Blackstone Capital Partners V, L.P., (ii) 97,736.20500 membership units of Holding held by Blackstone Capital Partners V-AC L.P., (iii) 289,050.00000 membership units of Holding held by BCP V-S L.P., (iv) 32,313.00200 membership units of Holding held by Blackstone Family Investment Partnership V L.P., (v) 3,112.96000 membership units of Holding held by Blackstone Family Investment Partnership V-A L.P., (vi) 2,297.59715 membership units of Holding held by Blackstone Participation Partnership V L.P., and (vii) 273,775.86600 membership units of Holding held by BCP V Co-Investors L.P. The address of The Blackstone Group is 345 Park Avenue, New York, NY 10154.

(2)	Biomet, Inc. shares shown as beneficially owned by The Goldman Sachs Group, Inc. reflect an aggregate of the following record ownership: (i) 433,679.15808 membership units of Holding held by GS Capital Partners VI Fund, L.P., (ii) 15,413.18755 membership units of Holding held by GS Capital Partners VI GmbH & Co. KG, (iii) 360,718.75833 membership units of Holding held by GS Capital Partners VI Offshore Fund, L.P., (iv) 119,253.84819 membership units of Holding held by GS Capital Partners VI Parallel, L.P., (v) 61,875.99000 membership units of Holding held by GS LVB Co-Invest, L.P., (vi) 63,137.95000 membership units of Holding held by Goldman Sachs BMET Investors, L.P., (vii) 184,785.45000 membership units of Holding held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 44,463.81600 membership units of Holding held by GS PEP Bass Holdings, L.L.C., (ix) 6,309.80000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 9,013.20000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 9,768.00000 membership units of Holding held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. The address of The Goldman Sachs Group, Inc. is c/o Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004.

(3)	The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)	Biomet, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 50,000.00000 membership units owned by TPG Partners IV, L.P., (ii) 1,015,020.30532 membership units owned by TPG Partners V, L.P., (iii) 2,655.60483 membership units owned by TPG FOF V-A, L.P., (iv) 2,141.61680 membership units owned by TPG FOF V-B, L.P., (v) 235,843.63020 membership units owned by TPG LVB Co-Invest LLC, (vi) 2,758.00100 membership units owned by TPG LVB Co-Invest II LLC. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(5)	Includes all shares held by TPG Partners IV, L.P., TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., TPG LVB Co-Invest LLC, and TPG LVB Co-Invest II LLC. Each of Jonathan J. Coslet and Todd Sisitsky may be deemed to be a beneficial owner of these interests due to his status as a partner of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Coslet and Mr. Sisitsky is c/o TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)	Includes all shares held by Blackstone Capital Partners V, L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P., and BCP V Co-Investors L.P. Each of Michael Dal Bello, principle, and David McVeigh, executive director, may be deemed to be a beneficial owner of these interests due to his status with The Blackstone Group, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Dal Bello and Mr. Mc Veigh is c/o The Blackstone Group is 345 Park Avenue, New York, NY 10154.

(7)	Includes all shares held by GS Capital Partners VI Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Parallel, L.P., GS LVB Co-Invest, L.P., Goldman Sachs BMET Investors, L.P., Goldman Sachs BMET Investors Offshore Holdings, L.P., GS PEP Bass Holdings, L.L.C., Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. Each of Gregory L. Summe, senior advisor, and Adrian Jones, managing director, may be deemed to be a beneficial owner of these interests due to his status with Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones is c/o Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004 and the address of Mr. Summe is c/o PerkinElmer, Inc., 940 Winter Street, Waltham, MA 02451.

(8)	Includes all shares held by KKR Biomet, LLC. Each of Michael Michelson and John Saer may be deemed to be a beneficial owner of these interests due to his status as a member of Kohlberg Kravis Roberts & Co. L.P., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Michelson and Mr. Saer is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(9)	The business address of Dane Miller is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and has nominated, two directors to our Board of Directors and also is entitled to appoint one non-voting observer to the Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to the Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or Requisite Sponsor Consent. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors.

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

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis. The total amount of Sponsor fees was $11.6 million for the year ended May 31, 2009, and $10.6 million for the period July 12, 2007 through May 31, 2008. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

Consulting Agreement

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. As of May 31, 2009, the remaining amount accrued and payable to Dr. Miller was $0.5 million.

Other

The Company currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

During the year ended May 31, 2009, the Company received an additional capital contribution of $2.8 million, net from its parent company from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan.

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

Fees for professional services provided by Biomet’s independent accountants in each of the last two fiscal years, in each of the following categories are:

(in millions)
	2009	2008
Audit fees	$2.4	$3.2
Audit-Related fees	-	2.4
Tax fees	5.2	3.9

Total	$7.6	$9.5

Fees for audit services above include those from Deloitte & Touche LLP (audit and consulting related). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of Biomet’s quarterly reports on Form 10-Q, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included work related to our Registration Statements on Forms S-1 and S-4, due diligence in connection with acquisitions, assistance with implementation of various rules and standards and benefit plan audits. Tax fees included tax compliance, tax advice and tax planning. The Audit Committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for Biomet by its independent accountants, subject to certain de minimis exceptions approved by the Audit Committee. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following financial statements and financial statement schedule are included in Item 8 herein.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2009 and 2008

Consolidated Statements of Operations for the year ended May 31, 2009, for the period June 1, 2007 to July 11, 2007, for the period July 12, 2007 to May 31, 2008 and the year ended May 31, 2007

Consolidated Statements of Shareholders’ Equity for the year ended May 31, 2009, for the period June 1, 2007 to July 11, 2007, for the period July 12, 2007 to May 31, 2008 and the year ended May 31, 2007

Consolidated Statements of Cash Flows for the year ended May 31, 2009, for the period June 1, 2007 to July 11, 2007, for the period July 12, 2007 to May 31, 2008 and the year ended May 31, 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2009.

BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Biomet, Inc. and in the capacities indicated on August 21, 2009.

By:	/S/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/S/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ ADRIAN JONES
Adrian Jones, Director

By:	/S/ DAVID MCVEIGH
David McVeigh, Director

By:	/S/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/S/ DANE A. MILLER
Dane A. Miller, Director

By:	/S/ JOHN SAER
John Saer, Director

By:	/S/ TODD SISITSKY
Todd Sisitsky, Director

By:	/S/ GREGORY SUMME
Gregory Summe, Director

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President and Chief Financial Officer

By:	/S/ KEVIN J. SIERKS
Kevin J. Sierks, Vice President—Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

4.1	Senior Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2	First Supplemental Senior Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.3	Senior Subordinated Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.4	First Supplemental Senior Subordinated Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.5	Form of 10% Senior Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.6	Form of 10 3/8% / 11 1/8% Senior Toggle Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.7	Form of 11 5/8% Senior Subordinated Notes due 2017, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.8	Registration Rights Agreement, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.9	Registration Rights Agreement, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.1	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2	Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3	Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.4	Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.5	Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.6	Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.7	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.8	Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.9	Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.10	Joint Venture Agreement between Biomet, Inc. and Merck KGaA, dated as of November 24, 1997, incorporated herein by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on February 17, 1998.

10.11	Purchase and Substitution Agreement, dated March 19, 2004 by and among Merck KGaA, Biomet, Inc., BioHoldings UK Ltd. and Biomet Europe Ltd., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2004.

Exhibit No.	Exhibit

10.12	Limited Guarantee, dated June 7, 2007, by TPG Partners V L.P., incorporated herein by reference to Exhibit (d)(1)(I) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.13	Limited Guarantee, dated June 7, 2007, by KKR 2006 Fund L.P., incorporated herein by reference to Exhibit (d)(1)(H) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.14	Limited Guarantee, dated June 7, 2007, by GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P. and GS Capital Partners Offshore Fund, L.P., incorporated herein by reference to Exhibit (d)(1)(G) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.15	Limited Guarantee, dated June 7, 2007, by Blackstone Capital Partners V L.P., incorporated herein by reference to Exhibit (d)(1)(F) of the Schedule TO filed by LVB Acquisition Merger Sub, Inc. and LVB Acquisition LLC on June 13, 2007.

10.16	Deferred Prosecution Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the United States Attorney’s Office for the District of New Jersey, filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.17	Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.18	Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.19†	LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.20†	Executive Severance Pay Plan, dated as of September 22, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2006 and incorporated herein by reference.

10.21†	Biomet, Inc. Executive Annual Cash Incentive Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.22†	Biomet, inc. Deferred Compensation Plan (Post-409A Plan), filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.23†	LVB Acquisition Management Stockholders’ Agreement, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.24†	Employment Agreement, dated as of June 11, 2008, by and among Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.

10.25†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jeffrey R. Binder, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009.

10.26†	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.27†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.28†	Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.29†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

Exhibit No.	Exhibit

10.30†	Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Roger P. Van Broeck, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.31†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Roger P. Van Broeck, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.32*†	Employment Agreement, dated as of March 3, 2008, by and between Biomet, Inc. and Jon Serbousek.

10.33*†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jon Serbousek.

10.34†	Change in Control Agreement, dated as of September 20, 2006, by and between Biomet, Inc. and Roger P. Van Broeck, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.35†	First Amendment to Change in Control Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Roger P. Van Broeck, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.36†	Separation, Release and Consultancy Agreement, dated May 8. 2006, by and among Biomet, Inc. and Dane A. Miller, Ph. D., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2006 and incorporated herein by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.

16	Letter re Change in Certifying Accountant, filed as Exhibit 16 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

21*	Subsidiaries of Biomet, Inc, filed as Exhibit 21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

23.1*	Consent of Independent Registered Public Accounting Firm (Predecessor)

23.2*	Consent of Independent Registered Public Accounting Firm (Successor)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.