Form 10-Q
period 2009-08-31
BIOMET INC
filed 2009-10-09
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2009, there was no established public trading market for any of the common stock of the registrant. As of August 31, 2009, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	(Unaudited)
	August 31, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$226.4	$215.6
Accounts receivable, net	498.6	511.1
Income tax receivable	12.8	20.0
Inventories	542.9	523.9
Deferred income taxes	78.7	78.4
Prepaid expenses and other	43.8	39.1

Total current assets	1,403.2	1,388.1
Property, plant and equipment, net	653.9	636.1
Investments	27.0	27.4
Intangible assets, net	5,615.4	5,680.0
Goodwill	4,805.6	4,780.5
Other assets	82.3	88.8

Total assets	$12,587.4	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$101.5	$81.2
Accounts payable	96.8	99.4
Accrued interest	143.1	73.1
Accrued wages and commissions	64.0	66.6
Other accrued expenses	215.9	310.9

Total current liabilities	621.3	631.2
Long-term liabilities:
Long-term debt, net of current portion	6,135.0	6,131.5
Deferred income taxes	1,781.4	1,816.3
Other long-term liabilities	177.1	181.6

Total liabilities	8,714.8	8,760.6
Shareholder’s equity:
Contributed and additional paid-in capital	5,589.0	5,584.4
Accumulated deficit	(1,736.2)	(1,713.4)
Accumulated other comprehensive income (loss)	19.8	(30.7)

Total shareholder’s equity	3,872.6	3,840.3

Total liabilities and shareholder’s equity	$12,587.4	$12,600.9

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

(in millions)

	(Unaudited)
	Three Months Ended August 31,
	2009	2008
Net sales	$630.1	$607.0
Cost of sales	185.3	181.5

Gross margin	444.8	425.5

Selling, general and administrative expense	246.0	253.5
Research and development expense	24.9	23.5
Amortization	94.8	91.5

Operating income	79.1	57.0

Interest expense	131.5	141.1
Other (income) expense	(4.3)	9.0

Other expense, net	127.2	150.1

Loss before income taxes	(48.1)	(93.1)

Benefit from income taxes	(25.3)	(33.2)

Net loss	$(22.8)	$(59.9)

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited)
	Three Months Ended August 31,
	2009	2008
Cash flows provided by (used in) operating activities:
Net loss	$(22.8)	$(59.9)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	136.6	131.4
Amortization of deferred financing costs	2.8	2.8
Stock based compensation expense	5.2	7.2
Provision for (recovery of) doubtful accounts receivable	(5.2)	5.9
Loss (gain) on investments, net	(0.8)	2.9
Provision for inventory obsolescence	6.5	8.2
Deferred income taxes	(47.1)	(31.6)
Other	(1.1)	0.7
Changes in operating assets and liabilities:
Accounts receivable	19.8	(1.4)
Inventories	(22.5)	(26.6)
Prepaid expenses	(4.4)	6.0
Accounts payable	(3.0)	(17.7)
Income tax receivable (payable)	14.6	(8.2)
Accrued interest	70.0	68.8
Accrued wages and commissions	(32.7)	(30.5)
Accrued expenses and other	(60.4)	7.9

Net cash provided by operating activities	55.5	65.9
Cash flows provided by (used in) investing activities:
Net proceeds from sale and purchase of investments	1.6	—
Capital expenditures	(53.9)	(41.0)
Acquisitions, net of cash acquired	(2.4)	(2.0)

Net cash used in investing activities	(54.7)	(43.0)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	20.1	3.9
Payments under revolving credit agreements	(1.3)	(0.7)
Payments under senior secured credit facility	(8.9)	(9.3)
Equity:
Capital contributions	—	0.2
Repurchase of LVB Acquisition, Inc. shares	(0.6)	(0.2)

Net cash provided by (used in) financing activities	9.3	(6.1)
Effect of exchange rate changes on cash	0.7	(1.0)

Increase in cash and cash equivalents	10.8	15.8
Cash and cash equivalents, beginning of period	215.6	127.6

Cash and cash equivalents, end of period	$226.4	$143.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$58.9	$68.9

Income taxes	$0.8	$6.3

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies and Nature of Operations.

General – Biomet, Inc. (“Biomet” or the “Company”) is one of the largest orthopedic medical device companies in the United States and worldwide with operations and offices in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Merger – On December 18, 2006, Biomet, Inc. (“Biomet” or the “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet’s outstanding common shares, without par value. The Offer expired on July 11, 2007, with approximately 82% of the outstanding shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger and LVB acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the merger (the “Merger” and, together with the “Offer”, the “Transactions”). LVB is controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.

Products – The Company operates in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic segments: United States, Europe and International.

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

Spinal – The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications, and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine trade name.

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

Cash and Cash Equivalents – The Company considers all investments that are highly liquid at the date acquired and have original maturities of three months or less to be cash equivalents.

Investments – The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholders’ equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other income (expense), net, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,329.0 million) principal amount term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,801.9 million ($2,540.9 million). As of August 31, 2009, the Company’s net investment in European subsidiaries totaled €2,167.2 million ($3,100.9 million) and the outstanding principal balance was €859.7 million ($1,230.1 million). The difference of €1,307.5 million ($1,870.8 million) remained unhedged. Effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any ineffectiveness is recorded in the statement of operations.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2009, the Company had a swap liability of $146.8 million, which consisted of $62.6 million short term, and $84.2 million long term, partially offset by a $6.9 million credit valuation adjustment. See the table below for existing contracts (U.S. Dollars and Euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at August 31, 2009 Asset (Liability)	Fair Value at May 31, 2009 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$(0.9)	$(1.6)
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(4.5)	(4.9)
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(3.3)	(3.5)
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(6.8)	(7.2)
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(3.3)	(3.5)
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(25.5)	(26.2)
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(3.8)	(3.8)
2 year	USD	$195.0	September 25, 2007	September 25, 2009	(0.6)	(2.7)
2 year	USD	150.0	March 25, 2008	March 25, 2010	(1.6)	(1.9)
3 year	USD	195.0	September 25, 2007	September 25, 2010	(8.9)	(10.1)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(2.8)	(2.9)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(15.2)	(16.5)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(4.6)	(4.6)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(57.6)	(60.7)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(7.0)	(6.9)
5 year	USD	325.0	December 26, 2008	December 25, 2013	1.3	3.2
5 year	USD	195.0	September 25, 2009	September 25, 2014	(1.7)	0.3
FAS 157 Credit Valuation Adjustment					6.9	5.1

Total					$(139.9)	$(148.4)

The interest rate swaps are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in other comprehensive income and are reclassified into operations in the same period in which the hedged transaction affects earnings. Effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness recognized in operations was not material for any period presented.

On December 1, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133 (“SFAS 161”). Below is the applicable disclosure (in millions):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Three Months Ended August 31, 2009 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended August 31, 2009
Interest rate swaps, net of tax	$5.2	Interest expense	$—	Other income/ expense	$—

As of August 31, 2009, the effective interest rate, including the applicable lending margin, on 90.7% ($2,085.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 7.02% through the use of interest rate swaps. The effective interest rate on 68.0% (€585.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.26%, 3.45% and 1.76%, respectively. As noted in Note 7 to the unaudited condensed consolidated financial statements, the remaining debt instruments have a fixed interest rate. As of August 31, 2009, the Company’s weighted average interest rate on all its debt was 8.18%.

Other Comprehensive Income – Other comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of August 31, 2009, foreign investments were all permanent in nature.

Accumulated other comprehensive income (loss) and the related components as included in other total comprehensive income (loss) are included in the table below:

	Three Months Ended
(in millions)	August 31, 2009	August 31, 2008
Accumulated other comprehensive income (loss), net of tax:
Beginning of period	$(30.7)	$252.8
Unrecognized actuarial gain (loss) on pension assets	(0.7)	1.2
Foreign currency translation adjustments	45.8	(131.2)
Unrealized gain (loss) on interest rate swaps	5.2	(6.5)
Unrealized gain on available-for-sale securities	0.2	2.0

End of period	$19.8	$118.3

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

Other Loss Contingencies – In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company accrues anticipated costs of settlement, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

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

Research and Development – Research and development costs are charged to expense as incurred. IPRD is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use, consistent with SFAS No. 2, Accounting for Research and Development Costs (“SFAS 2”), and SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”).

Income Taxes – The Company records income tax estimates in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”); however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on the Company’s consolidated results of operations and cash flows of a given period.

Goodwill and Other Intangible Assets – The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. No impairment indicators existed at August 31, 2009. In performing the test on goodwill, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The first step under SFAS 142 requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total, to the fair value of these units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill impairment test, assets and liabilities are allocated to the individual reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If the Company is unable to complete the second step of the test prior to the issuance of its financial statements and an impairment loss is probable and could be reasonably estimated, the Company recognizes its best estimate of the loss in its current period financial statements and discloses that the amount is an estimate. The Company then recognizes any adjustment to that estimate in subsequent reporting periods, once the Company has finalized the second step of the impairment test.

The Company determines the fair value of indefinite lived intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

If events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

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

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R on June 1, 2009. The adoption did not have a material impact on its consolidated financial statements.

SFAS 157-4 –In April 2009, the FASB issued FASB Staff Position No. 157-4. Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value measurements in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique used for the asset or liability, the fair value measurement stays the same. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 157-4 as of the interim period ended August 31, 2009. The adoption did not have a material impact on its consolidated financial statements.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 on June 1, 2009. The adoption did not have a material impact on its consolidated financial statements.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires issuers to disclose the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect, or a statement that an estimate cannot be made. This statement also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended August 31, 2009. The Company has evaluated subsequent events through October 9, 2009, the filing date of this quarterly report, and there is no material impact on its consolidated financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. The Company will not early adopt and does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. This statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This statement is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. The adoption of SFAS 168 will change the manner in which U.S. GAAP guidance is referenced, but will not have a material impact on the Company’s consolidated financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. The Company adopted FSP 142-3 on June 1, 2009. The adoption did not have a material impact on its consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2009	May 31, 2009
Raw materials	$83.5	$90.3
Work-in-process	50.7	52.8
Finished goods	160.6	157.5
Consigned distributor & field inventory	248.1	223.3

Inventories	$542.9	$523.9

Note 3—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Related maintenance and repairs are expensed as incurred. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset, or asset group, are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset, or asset group, over fair value. Depreciation on instruments is included within cost of sales. Property, plant and equipment consisted of the following:

(in millions)	August 31, 2009	May 31, 2009
Land and land improvements	$46.6	$46.4
Buildings and leasehold improvements	138.8	137.9
Machinery and equipment	273.9	262.0
Instruments	399.5	361.2
Construction in progress	23.3	17.6

Total property, plant and equipment	882.1	825.1
Accumulated depreciation	(228.2)	(189.0)

Total property, plant and equipment, net	$653.9	$636.1

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 4—Investments.

At August 31, 2009, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$22.2	$—	$(0.5)	$21.7
Equity securities	0.5	—	(0.1)	0.4

Total available-for-sale	22.7	—	(0.6)	22.1
Other	4.7	0.2	—	4.9

Total	$27.4	$0.2	$(0.6)	$27.0

At May 31, 2009, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$24.6	$—	$(0.5)	$24.1
Equity securities	0.7	—	(0.1)	0.6

Total available-for-sale	25.3	—	(0.6)	24.7
Other	2.9	—	(0.2)	2.7

Total	$28.2	$—	$(0.8)	$27.4

The net proceeds from sales (purchases) of available-for-sale securities were $1.6 million for the three months ended August 31, 2009. There were no sales or purchases of available-for-sale securities for the three months ended August 31, 2008. There were no sales of held-to-maturity securities for any period presented. The cost of marketable securities sold is determined by the specific identification method. Net realized gains and (losses) on sales of available-for-sale securities were $0.8 million for the three months ended August 31, 2009. There were no net realized gains and (losses) on sales for available-for-sale securities for the three months ended August 31, 2008.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin Topic 5M, Miscellaneous Accounting and Financial Accounting Standards Board Staff Position, FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine if impairment is “temporary” or “other-than-temporary.” The Company considers several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of August 31, 2009, the Company held auction-rate securities of $19.9 million. These securities are AAA-rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of August 31, 2009 because of the inability to predict when the market will stabilize. All of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at August 31, 2009. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. During the three months ended August 31, 2009, $3.4 million of auction-rate securities were called and settled at par. The Company recorded a net realized gain of $0.8 million, which offsets the unrealized loss amount recorded in other (income) expense with respect to these securities. No additional temporary or other-than-temporary impairment was recorded during the three months ended August 31, 2009.

Note 5—Fair Value Measurements.

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

Note 5—Fair Value Measurements (continued).

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

SFAS 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period and measure at fair value as defined by SFAS 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in millions)	August 31, 2009	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.3	$—	$3.3	$—
Auction-rate securities	19.9	—	—	19.9
Other	3.8	2.7	0.9	0.2

Total assets	$27.0	$2.7	$4.2	$20.1

Liabilities:
Interest rate swaps	$139.9	$—	$139.9	$—

Total liabilities	$139.9	$—	$139.9	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At August 31, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at August 31, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at June 1, 2009	$22.7
Total net gains included in earnings	0.8
Total unrealized losses included in other comprehensive income	—
Total proceeds from sale of available-for-sale securities	(3.4)

Balance at August 31, 2009	$20.1

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended August 31, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Goodwill and Other Intangible Assets.

The balance of goodwill as of August 31, 2009 and May 31, 2009 was $4,805.6 million and $4,780.5 million, respectively. The change in goodwill from May 31, 2009 to August 31, 2009 was a result of the foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar, as well as amortization.

Intangible assets consisted of the following at August 31, 2009 and May 31, 2009 (in millions):

	August 31, 2009			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,081.4	$(228.4)	$1,853.0	$2,081.4	$(201.3)	$1,880.1
Completed technology	664.9	(98.2)	566.7	664.9	(85.9)	579.0
Product trade names	181.5	(21.5)	160.0	181.5	(18.8)	162.7
Customer relationships	2,932.4	(431.1)	2,501.3	2,930.0	(379.1)	2,550.9
Non-compete contracts	4.6	(0.5)	4.1	4.3	(0.3)	4.0

Sub-total	5,864.8	(779.7)	5,085.1	5,862.1	(685.4)	5,176.7
Corporate trade names	393.0	—	393.0	393.0	—	393.0
Currency translation	156.5	(19.2)	137.3	129.1	(18.8)	110.3

Total	$6,414.3	$(798.9)	$5,615.4	$6,384.2	$(704.2)	$5,680.0

The weighted average useful life of the intangibles at August 31, 2009 was as follows:

Weighted Average Useful Life
Core technology	19 Years
Completed technology	13 Years
Product trade names	17 Years
Customer relationships	18 Years
Non-compete contracts	5 Years
Corporate trade names	Indefinite life

Expected amortization expense for the years ending May 31, 2010 through 2014 is $373.0 million, $364.4 million, $356.7 million, $348.4 million, and $339.1 million, respectively.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Debt.

The terms and carrying value of each instrument at August 31, 2009 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2009		May 31, 2009		Premium on Notes at August 31, 2009		Premium on Notes at May 31, 2009
Debt Instruments
European facilities		Primarily	Euros		€50.5		€37.2		€—		€—
		Euribor + 1.90%			$72.3		$52.6		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars		$2,298.9		$2,304.7		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	Euros		€859.7		€861.9		€—		€—
					$1,230.1		$1,220.0		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars		$—		$—		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euros & US Dollars	$/€	—	$/€	—	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars		$65.2		$65.2		$—		$—
Senior cash pay notes	October 15, 2017	10%	US Dollars		$775.0		$775.0		$1.9		$2.0
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars		$775.0		$775.0		$1.1		$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars		$1,015.0		$1,015.0		$2.0		$2.1

			Total		$6,231.5		$6,207.5		$5.0		$5.2

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. Dollar and Euro term loans. The 3-month LIBOR rate for the U.S. Dollar term loan as of August 31, 2009 was 0.61%. The Euro term loan had two tranches with 3-month LIBOR rates of 1.21% and 1.14%, respectively, as of August 31, 2009. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2009 for the U.S. Dollar denominated term loan facility, and made required payments of $3.1 million on June 30, 2009 for the Euro denominated term loan facility. There were borrowings under the asset-based revolving credit facility of $65.2 million as of August 31, 2009. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.4308, which represents the currency exchange rate from Euros to U.S. Dollars on August 31, 2009.

The Company’s revolving borrowing base available under all debt facilities at August 31, 2009 was $715.1 million, which is net of the amount the borrowing base limitations relating to the senior secured asset-based revolving facility.

As of August 31, 2009, $65.2 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized over the life of the credit agreement.

Note 8—Share-based Compensation and Stock Plans.

The Company follows SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), to record share-based payment expense. SFAS 123(R) requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.

Share-based compensation expense recognized was $5.2 million and $7.2 million for the three months ended August 31, 2009 and 2008, respectively.

Note 9—Income Taxes (Benefit).

The Company applies FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The amount of unrecognized tax benefits at August 31, 2009 was $64.1 million, $49.4 million of which would impact the Company’s effective tax rate, if recognized. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to materially change over the next twelve months.

The Company recently concluded its audit with the U.S. Internal Revenue Service (“IRS”) for fiscal years ended May 31, 2005 and 2006 which resulted in an immaterial impact to its unrecognized tax benefits. The Company is currently under audit by the IRS for fiscal years ended May 31, 2007 and 2008. However, based upon the initial status of the IRS field audit, the Company cannot at this time reasonably estimate the potential changes to its unrecognized tax benefits.

The effective income tax rate increased to 52.6% for the three months ended August 31, 2009 compared to 35.7% for the three months ended August 31, 2008. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Note 10—Segment Reporting.

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

Note 10—Segment Reporting (continued).

instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and International. Major markets included in the international geographic market are Canada, South America, Mexico and the Pacific Rim.

Net sales by product category are as follows (in millions):

	Three Months Ended August 31,
	2009	2008
Net sales by product:
Reconstructive	$462.8	$449.3
Fixation	59.8	60.2
Spinal	59.3	51.3
Other	48.2	46.2

Total	$630.1	$607.0

	Three Months Ended August 31,
	2009	2008
Net sales by geographic segment:
United States	$400.2	$368.4
Europe	154.8	169.4
International	75.1	69.2

Total	$630.1	$607.0

	August 31, 2009	May 31, 2009
Long-term assets(1) by geographic segment:
United States	$7,722.1	$7,775.3
Europe	2,293.3	2,286.2
International	1,059.5	1,035.1

Total	$11,074.9	$11,096.6

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements.

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

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	August 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	—	$185.0	$41.4	—	$226.4
Accounts receivable, net	—	228.4	270.2	—	498.6
Income tax receivable	—	12.7	0.1	—	12.8
Inventories	—	296.1	327.5	$(80.7)	542.9
Deferred income taxes	—	68.6	10.1	—	78.7
Prepaid expenses and other	—	16.7	27.1	—	43.8

Total current assets	—	807.5	676.4	(80.7)	1,403.2
Property, plant and equipment, net	—	393.3	267.0	(6.4)	653.9
Investments	—	27.0	—	—	27.0
Investment in subsidiaries	$10,179.6	—	—	(10,179.6)	—
Intangible assets, net	—	3,865.3	1,750.1	—	5,615.4
Goodwill	—	3,469.9	1,335.7	—	4,805.6
Other assets	—	32.7	49.6	—	82.3

Total	$10,179.6	$8,595.7	$4,078.8	$(10,266.7)	$12,587.4

Liabilities & Shareholder’s Equity
Current liabilities:
Short-term borrowings	$35.9	—	$65.6	—	$101.5
Accounts payable	—	$58.6	38.2	—	96.8
Accrued interest	142.8	—	0.3	—	143.1
Accrued wages and commissions	—	41.4	22.6	—	64.0
Other accrued expenses	—	172.7	43.2	—	215.9

Total current liabilities	178.7	272.7	169.9	—	621.3
Long-term debt	6,128.3	—	6.7	—	6,135.0
Deferred income taxes	—	1,774.4	7.0	—	1,781.4
Other long-term liabilities	—	136.9	40.2	—	177.1

Total liabilities	6,307.0	2,184.0	223.8	—	8,714.8
Shareholder’s equity	3,872.6	6,411.7	3,855.0	$(10,266.7)	3,872.6

Total liabilities and shareholder’s equity	$10,179.6	$8,595.7	$4,078.8	$(10,266.7)	$12,587.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	May 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	—	$178.9	$36.7	—	$215.6
Accounts receivable, net	—	237.0	274.1	—	511.1
Income tax receivable	—	20.0	—	—	20.0
Inventories	—	291.5	306.6	$(74.2)	523.9
Deferred income taxes	—	70.6	7.8	—	78.4
Prepaid expenses and other	—	15.1	24.0	—	39.1

Total current assets	—	813.1	649.2	(74.2)	1,388.1
Property, plant and equipment, net	—	391.1	250.2	(5.2)	636.1
Investments	—	27.4	—	—	27.4
Investment in subsidiaries	$10,073.5	—	—	(10,073.5)	—
Intangible assets, net	—	3,927.4	1,752.6	—	5,680.0
Goodwill	—	3,461.9	1,318.6	—	4,780.5
Other assets	—	44.9	43.9	—	88.8

Total	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Short-term borrowings	$35.8	—	$45.4	—	$81.2
Accounts payable	—	$62.7	36.7	—	99.4
Accrued interest	73.1	—	—	—	73.1
Accrued wages and commissions	—	43.2	23.4	—	66.6
Other accrued expenses	—	232.6	78.3	—	310.9

Total current liabilities	108.9	338.5	183.8	—	631.2
Long-term debt	6,124.3	—	7.2	—	6,131.5
Deferred income taxes	—	1,808.7	7.6	—	1,816.3
Other long-term liabilities	—	143.3	38.3	—	181.6

Total liabilities	6,233.2	2,290.5	236.9	—	8,760.6
Shareholder’s equity	3,840.3	6,375.3	3,777.6	$(10,152.9)	3,840.3

Total liabilities and shareholder’s equity	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

Unaudited Condensed Consolidating Statements of Operations

	Three Months Ended August 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$414.8	$215.3	—	$630.1
Cost of sales	—	122.9	99.8	(37.4)	185.3

Gross margin	—	291.9	115.5	37.4	444.8
Operating expenses	—	245.1	120.6	—	365.7

Operating income	—	46.8	(5.1)	37.4	79.1
Other (income) expense, net	$131.1	(0.6)	(3.3)	—	127.2

Income (loss) before income taxes	(131.1)	47.4	(1.8)	37.4	(48.1)
Tax expense (benefit)	(49.8)	18.0	(0.3)	6.8	(25.3)
Equity in earnings of subsidiaries	58.5	—	—	(58.5)	—

Net income (loss)	$(22.8)	$29.4	$(1.5)	$(27.9)	$(22.8)

	Three Months Ended August 31, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$383.3	$223.7	—	$607.0
Cost of sales	—	102.8	110.7	$(32.0)	181.5

Gross margin	—	280.5	113.0	32.0	425.5
Operating expenses	—	265.8	102.7	—	368.5

Operating income	—	14.7	10.3	32.0	57.0
Other expense, net	$91.6	41.8	12.1	4.6	150.1

Income (loss) before income taxes	(91.6)	(27.1)	(1.8)	27.4	(93.1)
Tax expense (benefit)	(32.6)	(10.1)	(0.6)	10.1	(33.2)
Equity in earnings of subsidiaries	(18.2)	—	—	18.2	—

Net income (loss)	$(77.2)	$(17.0)	$(1.2)	$35.5	$(59.9)

Unaudited Condensed Consolidating Statements of Cash Flows

	Three Months Ended August 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$49.8	$23.3	$10.3	$(27.9)	$55.5
Cash flows provided by (used in) investing activities	(40.3)	(17.2)	(25.1)	27.9	(54.7)
Cash flows provided by (used in) financing activities	(9.5)	—	18.8	—	9.3
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Increase in cash and cash equivalents	—	6.1	4.7	—	10.8
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	—	$185.0	$41.4	—	$226.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	Three Months Ended August 31, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$9.5	$48.2	$14.9	$(6.7)	$65.9
Cash flows used in investing activities	—	(20.3)	(22.7)	—	(43.0)
Cash flows provided by (used in) financing activities	(9.5)	—	3.4	—	(6.1)
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)

Increase (decrease) in cash and cash equivalents	—	27.9	(5.4)	(6.7)	15.8
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$128.9	$21.2	$(6.7)	$143.4

Note 12—Restructuring.

The Company initiated a global cost savings program to better manage its cost base in response to the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness. The program included the termination of approximately 313 employees and the closure of certain manufacturing and distribution locations in fiscal 2009 through August 31, 2009.

In connection with the restructuring plan, the Company recorded $1.8 million in restructuring charges during the three months ended August 31, 2009. A summary of the severance and benefit costs in the period presented is as follows:

Severance and Benefit Costs
Balance at May 31, 2009	$5.6
Costs incurred and charged to expense	1.8
Costs paid or otherwise settled	(4.0)
Non-cash adjustments (1)	0.4

Balance at August 31, 2009	$3.8

(1)	Primarily related to foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar.

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

U.S. Department of Justice EBI® Products Investigations and Other Matters

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

In January 2009, a qui tam complaint, filed in the United States District Court for the Southern District of West Virginia, was served on EBI. The complaint alleges, among other things, that EBI inappropriately promoted and marketed certain EBI® products. EBI denies the allegations in the complaint and has subsequently filed a motion to dismiss the complaint in its entirety. On May 5, 2009, relators’ counsel signed a joint stipulation for dismissal of the qui tam action. While the U.S. Department of Justice has consented to the dismissal, the dismissal is without prejudice to the U.S. Department of Justice and the U.S. Department of Justice may still elect to pursue this matter at a later time. On June 15, 2009, the U.S. District Court for the Southern District of West Virginia entered an order dismissing the action with prejudice as to the relators and without prejudice to the U.S. Department of Justice.

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

In April 2009, the Company became aware of a qui tam complaint originally filed in March 2005 by an individual plaintiff against the principal manufacturers of bone growth stimulation devices, including the Company, the Company’s parent, LVB Acquisition, Inc., and EBI. The U.S. District Court for the District of Massachusetts ordered that the complaint be unsealed on March 24, 2009 and the Company, LVB Acquisition, Inc. and EBI were served with a summons and complaint in September 2009. The complaint alleges a cause of action under the False Claims Act and appears to focus on alleged reimbursement-related false claims associated primarily with the sale versus the rental of those devices. The Company believes that this complaint is related to the subpoena issued by the Department of Justice requesting documentation relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is currently in the process of evaluating the complaint. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

Massachusetts AG

The Company received a Civil Investigative Demand (“CID”) issued by the Commonwealth of Massachusetts Office of the Attorney General (“Massachusetts AG”) on or about November 19, 2007. The CID requested documents concerning certain physicians and provider groups, including, among other things, documents concerning any contracts or agreements with, and any payments made to, those physicians or provider groups. The Company has produced documents in response to the CID, and intends to continue to cooperate with the Massachusetts AG. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

Other Matters

On December 30, 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against the Company and various of its subsidiaries, including Biomet Europe BV, alleging that the Company and its subsidiaries misappropriated Heraeus Kulzer trade secrets when developing its line of European bone cements in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company is currently in the process of evaluating the merits of the lawsuit and assessing its strategy for defense. The Company can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

Note 13—Contingencies (continued).

the Company’s former distributor who sold his assets to Zimmer claims, among other things, that the former employee is violating his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet® products the former employee sold while employed by the Company’s former distributor. The suit also seeks, among other forms of relief, an injunction and compensatory and punitive damages. Pursuant to an indemnity agreement entered into between the Company and such former employee, the Company agreed to indemnify the former employee of the Company’s former distributor for claims which may be brought against such former employee arising from this transition. In addition, on or about July 3, 2008, Zimmer and one of its distributors filed a five count complaint in Tennessee federal court against this same former employee seeking, among other things, injunctive relief, monetary damages, and punitive damages for alleged breach of contract, conspiracy, and other causes of action. A trial date has been scheduled for December 2009. The Company can make no assurances as to the time or resources that it will need to devote to this litigation or its final outcome.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. In 38 of these lawsuits, plaintiffs alleged that Dr. King had implanted a device manufactured by the Company’s EBI subsidiary and EBI was named a party in those 38 lawsuits, 11 of which were subsequently dismissed by plaintiffs, leaving EBI as a party in 27 pending lawsuits, all of which related to EBI’s Ionic® Spine Spacer System and its implanted bone stimulator devices, the SpF® Spine Fusion Stimulator and OsteoGen™ Bone Growth Stimulator. Plaintiffs alleged that EBI entered into a joint venture and a civil conspiracy with Dr. King and/or his physician assistant, David McNair. The plaintiffs also alleged that EBI failed to warn that its products were not safe for their intended use, that EBI knew that Dr. King was not properly trained or was performing surgeries inappropriately and claims based on strict liability, express and implied breach of warranty and negligent sale. Plaintiffs have sought to recover lost income, medical expenses, future medical and life care expenses, damages relating to pain and suffering and punitive and other damages. Dr. King is uninsured in 25 of these 27 cases and has filed for bankruptcy.

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

Note 14—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.7 million and $2.5 million for the three months ended August 31, 2009 and 2008, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large diversified portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of the transactions described above.

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the Miller Agreement. Dr. Miller received the final payment of $0.5 million during the three months ended August 31, 2009.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Related Parties (continued).

Capital Contributions

During the three months ended August 31, 2009, the Company repurchased common shares of its parent company of $0.6 million from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions or repurchase of common shares for the three months ended August 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2010 First Quarter Executive Overview

We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribution in approximately 90 countries.

Our net sales increased 4% to $630.1 million for the three months ended August 31, 2009 compared to $607.0 million for the three months ended August 31, 2008. Net sales in the current year were negatively impacted by fluctuations in foreign currency of $21.9 million, or 4%. The following represents key sales growth statistics for the three months ended August 31, 2009 compared to the three months ended August 31, 2008:

•	Reconstructive product sales increased 3% worldwide and 8% in the U.S.

•	Knee sales increased 6% worldwide and 9% in the U.S.

•	Hip sales increased 2% worldwide and 4% in the U.S.

•	Extremities sales increased 18% worldwide and 39% in the U.S.

•	Spinal product sales increased 15% worldwide and in the U.S.

Dental reconstructive sales offset the positive sales growth above due to the unfavorable conditions in the economy decreasing market demand , principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies.

Our operating income for the three months ended August 31, 2009 was $79.1 million compared to operating income of $57.0 million for the three months ended August 31, 2008. This increase is due to the following: 1) increase in the geographic mix of sales in the U.S. versus outside the U.S. compared to the prior year, as sales prices are typically higher in the U.S, 2) decreased expenses through operational improvements programs in manufacturing, and 3) closely managing discretionary sales, general and administrative expenses, especially at locations experiencing lower sales growth. Our interest expense for the three months ended August 31, 2009 was $131.5 million compared to $141.9 million for the three months ended August 31, 2008, primarily due to lower interest rates.

Net loss for the three months ended August 31, 2009 was $22.8 million, $37.1 million or 62%, less than the same period in the prior year.

Net cash provided by operating activities was $55.5 million for the three months ended August 31, 2009 compared to net cash provided of $65.9 million for the three months ended August 31, 2008, with the current year being significantly impacted by a $53.0 million litigation payment. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable, inventory and accounts payable of $40.0 million for the three months ended August 31, 2009 compared to the same period in the prior year.

Opportunities and Challenges

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current recessionary environment, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.

We believe the global uncertainty and/or recessionary environment has impacted the market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the low single digits. Because of this, our management is taking multiple precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. In addition, both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Most recently, in September 2009, Max Baucus, the Chairman of the U.S. Senate Finance Committee released a draft of the committee’s healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to; 1) limitations on the deferral of U.S. taxation of foreign earnings; 2) limitations on the ability to claim and utilize foreign tax credits; and 3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional approval. However, if any of these proposals are enacted into law, they could impact the Company’s effective tax rate and cash expected to be paid for taxes. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

Outside of the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors or government funding of healthcare outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have recently tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

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

Fixation Products – Fixation devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Electrical stimulation devices used in trauma indications offer implantable and non-invasive options to stimulate bone growth. Other products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries), external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable), craniomaxillofacial fixation systems and bone substitute materials.

Spinal Products – Our spinal products include electrical stimulation devices for spinal applications, spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications, and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed in the United States under the Biomet Spine and Biomet Osteobiologics trade names.

Other Products – We manufacture and distribute a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Results of Operations

Three Months Ended August 31, 2009 as Compared to the Three Months Ended August 31, 2008

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Three Months Ended August 31, 2009	Percentage of Net Sales	Three Months Ended August 31, 2008	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$630.1	100%	$607.0	100%	4%
Cost of sales	185.3	29	181.5	30	2

Gross margin	444.8	71	425.5	70	5
Selling, general and administrative expense	246.0	39	253.5	42	(3)
Research and development expense	24.9	4	23.5	4	6
Amortization	94.8	15	91.5	15	4

Operating income (loss)	79.1	13	57.0	9	39
Interest expense	131.5	21	141.1	23	(7)
Other (income) expense	(4.3)	(1)	9.0	1	(148)

Other expense, net	127.2	20	150.1	25	(15)

Loss before income taxes	(48.1)	(8)	(93.1)	(15)	(48)
Benefit from income taxes	(25.3)	(4)	(33.2)	(5)	(24)

Net loss	$(22.8)	(4)%	$(59.9)	(10)%	(62)%

Sales

Net sales were $630.1 million for the three months ended August 31, 2009 and $607.0 million for the three months ended August 31, 2008. Sales growth of 4% was primarily due to strong sales growth in the U.S. and International geographies more than offsetting the decline in Europe. Net sales were negatively impacted by $21.9 million or 4% during the three months ended August 31, 2009 primarily due to the Euro strengthening against the dollar. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Percentage Increase/ (Decrease)
United States	$400.2	$368.4	9%
Europe	154.8	169.4	(9)
International(1)	75.1	69.2	9

Total	$630.1	$607.0	4%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Percentage Increase/ (Decrease)
Reconstructive	$462.8	$449.3	3%
Fixation	59.8	60.2	(1)
Spinal	59.3	51.3	15
Other	48.2	46.2	4

Total	$630.1	$607.0	4%

Reconstructive

Worldwide net sales of reconstructive products for the three months ended August 31, 2009 were $462.8 million, or 73% of net sales, representing a 3% increase compared to net sales of $449.3 million, or 74% of net sales, during the three months ended August 31, 2008. The effect of foreign currency fluctuations negatively affected growth on a reported basis of this product category by 4%, or $18.5 million.

Global knee product sales increased 6% worldwide and increased 9% in the United States during the three months ended August 31, 2009. The key products within the knee product category included the Vanguard® Complete Knee System, the Vanguard® SSK Revision Knee System and the Oxford® Partial Knee System. Good market acceptance of new technologies contributed to knee sales growth, including the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care Program, and the Regenerex® Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provides Vitamin E infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care Program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System and the Oxford® Partial Knee System.

Global hip product sales increased 2% worldwide, with a 4% sales increase in the United States during the three months ended August 31, 2009. The primary drivers of the sales growth included the conventional and Microplasty® versions of the Taperloc® Hip System, the Echo® Hip System, the Biolox delta™ (a trademark of CeramTech AG) Ceramic Femoral Heads, the M2a-Magnum™ Tri-Spike™ Cups, the Regenerex® Ringloc® + Modular Acetabular Systems, the E1™ Antioxidant Infused Technology Acetabular Liners, and the Freedom® Constrained Liner. In addition, Europe hip sales were driven by the Bi-Metric® stem and the Exceed ABT™ Advanced Bearing Technologies Acetabular System.

Global extremity product sales increased 18% worldwide, with a 39% sales increase in the United States during the three months ended August 31, 2009. The primary drivers of sales growth included the Comprehensive® Shoulder System and the Comprehensive® Reverse Shoulder System. Primary drivers of sales growth in the United States included the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the T.E.S.S. Shoulder System, and the Discovery® Elbow System.

Unfavorable conditions in the economy have had an adverse effect on our dental business during the three months ended August 31, 2009 as compared to the three months ended August 31, 2008, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have undertaken, and continue to undertake, certain operating initiatives in connection with the business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a single digit decline during the current global recessionary environment.

Fixation

Worldwide net sales of fixation products for the three months ended August 31, 2009 were $59.8 million, or 10% of net sales, representing a 1% decrease compared to net sales of $60.2 million, also 10% of net sales, during the three months ended August 31, 2008. The effect of foreign currency fluctuations negatively impacted this product category by $1.4 million, or 2%. Sales of fixation products reflected double digit growth of craniomaxillofacial fixation offset by decreased sales of internal fixation, electrical stimulation, and external fixation products. During the three months ended August 31, 2009, there was continued strong market demand of the TraumaOne™ System, which contributed to the sales growth for craniomaxillofacial fixation. Other products contributing to sales growth included the TMJ Replacement System, and the OnPoint™ Scope System. The primary drivers of the positive domestic internal fixation sales growth during the three months ended August 31, 2009 included the Phoenix™ Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components, the Phoenix™ Ankle Arthrodesis Nail, the Biomet® Vision™ FootRing™ System, the Forerunner™ Plating System, and the OptiLock® Proximal Humeral Plating System.

Spinal

Worldwide net sales of spinal products for the three months ended August 31, 2009 were $59.3 million, or 9% of net sales, representing a 15% increase compared to net sales of $51.3 million, or 8% of net sales, during the three months ended August 31, 2008 primarily due to increased sales volume of the three major spine implant segments: spacer, thoracolumbar and cervical.

Sales of spacer products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio Ltd.) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature Spacer manufactured from PEEK-OPTIMA®, the ESL® Posterior Spacer manufactured from PEEK-OPTIMA®, and services related to the OsteoStim® Cervical Composite Allograft Implant. Sales of thoracolumbar products continue to grow with strong market acceptance of the Polaris™ product line, including the Polaris™ Deformity System, which utilizes the Helical Flange® (a registered trademark of the Roger P. Jackson) locking technology and features Trivium™ Derotation instruments. Sales of cervical products increased primarily due to the strength in sales of the MaxAn™ Anterior Cervical Plate System, which is our newest anterior cervical plate.

Other

Worldwide net sales of other products for the three months ended August 31, 2009 were $48.2 million, or 8% of net sales, representing a 4% increase compared to net sales of $46.2 million, also 8% of net sales, during the three months ended August 31, 2008. The primary drivers of sales growth during the three months ended August 31, 2009 consisted of products from our sports medicine division, which reported double digit sales growth, including the MicroMax™ Flex Suture Anchors, the ComposiTCP™ Interference Screw, the MaxFire™ Meniscal Repair Device, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology.

Gross Margin

Gross margin increased as a percentage of net sales to 71% for the three months ended August 31, 2009 compared to 70% for the three months ended August 31, 2008. This increase for the three months ended August 31, 2009 primarily related to the increase in net sales of $23.1 million compared to the three months ended August 31, 2008, as well as an increase in the mix of reconstructive products sold in the U.S., which have higher margins. In addition, margins have expanded due to the operational improvements that have reduced the cost of inventory through consolidation of manufacturing locations and procurement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 39% of net sales for the three months ended August 31, 2009, compared to 42% of net sales for the three months ended August 31, 2008. This decrease in selling, general and administrative expenses for the three months ended August 31, 2009 primarily related to $2.6 million of consulting expenses related to operational improvement initiatives, and $4.1 million of share-based compensation expense, compared to $4.6 million of consulting expenses related to operational improvement initiatives and $5.8 million of share-based compensation expense for the three months ended August 31, 2008. The decrease also relates to lower head count at our dental reconstructive business as well as our European subsidiaries as part of our ongoing operational improvement initiatives.

Research and Development

Research and development expense during the three months ended August 31, 2009 and August 31, 2008 was $24.9 million and $23.5 million, respectively, or 4.0% and 3.9% of net sales, respectively. Expenses through the three months ended August 31, 2009 have primarily been related to the following research and development projects: T.E.S.S. Long Stem (Reconstructive-Extremities), E1™ Antioxidant Infused Technology Tibial bearings (Reconstructive-Knees), OnPoint™ Scope (Fixation), Forerunner™ Plating System (Fixation-Internal), Ballista® Percutaneous Pedicle Screw Placement System (Spine), AccuVision® Minimally Invasive Spinal Exposure System (Spine), PEEK-OPTIMA® (a registered trademark of Invibio Limited) version of the Solitaire™ Spine System (Spine), Polaris™ Deformity System (Spine), Phoenix™ Ankle Arthrodesis Nail (Fixation-Internal) and ComposiTCP™ Interference Screw (Other-Sports Medicine). In addition, European expenses have primarily been related to the following additional research and development projects: Stanmore™ Hip System, Biolox delta™ Ceramic Femoral Heads, and Exceed ABT™ Advanced Bearing Technologies.

Amortization

Amortization expense for the three months ended August 31, 2009 was $94.8 million, compared to $91.5 million for the three months ended August 31, 2008, representing in each case 15% of net sales for the respective period.

Interest Expense

Interest expense was $131.5 million for the three months ended August 31, 2009, compared to interest expense of $141.9 million for the three months ended August 31, 2008. The decrease in interest expense was due to the following: 1) decrease in interest rates, 2) lower average Euro currency conversion rate of 1.4012 for the three months ended August 31, 2009 compared to an average Euro rate of 1.5340 for the three months ended August 31, 2008, and 3) a lower average debt balance of $6,215.1 million for the three months ended August 31, 2009 compared to $6,281.4 million for the three months ended August 31, 2008.

Other Income (Expense)

Other income (expense) was income of $4.3 million for the three months ended August 31, 2009, compared to an expense of $8.2 million for the three months ended August 31, 2008. The increase in other income for the three months ended August 31, 2009 primarily related to currency transaction gains of $2.9 million compared to currency transaction losses of $6.5 million for the three months ended August 31, 2008. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the Euro compared to the U.S. Dollar.

Provision for Taxes

The effective income tax rate increased to 52.6% for the three months ended August 31, 2009, compared to 35.7% for the three months ended August 31, 2008. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Liquidity and Capital Resources

Cash Flows – The following is a summary of the cash flows by activity for the three months ended August 31, 2009 and 2008:

	Three Months Ended August 31,
(in millions)	2009	2008
Net cash provided by (used in):
Operating activities	$55.5	$65.9
Investing activities	(54.7)	(43.0)
Financing activities	9.3	(6.1)
Effect of exchange rate changes on cash	0.7	(1.0)

Change in cash and cash equivalents	$10.8	$15.8

Three Months Ended August 31, 2009 as Compared to the Three Months Ended August 31, 2008

Our cash and cash equivalents was $226.4 million as of August 31, 2009 compared to $143.4 million as of August 31, 2008. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $55.5 million for the three months ended August 31, 2009, compared to net cash provided of $65.9 million for the three months ended August 31, 2008. Net cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the three months ended August 31, 2009 included a net loss of $22.8 million compared to a net loss of $59.9 million for the three months ended August 31, 2008. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable, inventory and accounts payable of $40.0 million compared to the prior year. This was more than offset by an increase use of cash for other accruals, primarily due to $53.0 million for a litigation settlement associated with the King litigation paid in the current year (see Note 13 to the unaudited condensed consolidated financial statements).

Investing Cash Flows

Net cash used in investing activities was $54.7 million for the three months ended August 31, 2009 compared to $43.0 million for the three months ended August 31, 2008. Cash flows used in investing activities for the three months ended August 31, 2009 primarily related to capital expenditures (including instruments) of $53.9 million, compared to capital expenditures (including instruments) of $41.0 million for the three months ended August 31, 2008.

Financing Cash Flows

Net cash provided by financing activities was $9.3 million for the three months ended August 31, 2009, compared to cash used of $6.1 million for the three months ended August 31, 2008. Cash flows used in financing activities for the three months ended August 31, 2009 primarily related to proceeds under the revolving credit facilities of $20.1 million, partially offset by payments under the senior secured credit facility of $8.9 million, compared to proceeds under the revolving credit facilities of $3.9 million, partially offset by payments under the senior secured credit facility of $9.3 million for the three months ended August 31, 2008.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of August 31, 2009. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were borrowings under our asset-based revolving facility of $65.2 million as of August 31, 2009. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of August 31, 2009, required principal payments of $35.9 million are due within the next twelve months.

Our revolving borrowing base available under all debt facilities at August 31, 2009 was $715.1 million, which is net of the amount the borrowing base limitations relating to the senior secured asset-based revolving facility.

(in millions)	Total	2010 and 2011	2012 and 2013	2014 and 2015	2016 and Thereafter
Contractual obligations (1)
Projected future benefit payments	$41.5	$7.1	$7.7	$7.8	$18.9
Long-term debt (including current maturities)	6,236.5	128.5	71.8	3,459.6	2,576.6
Interest payments (2)	3,292.3	934.6	909.6	792.8	655.3
Material purchase commitments	55.4	35.7	12.1	7.6	—
Outsourcing contract obligation	21.6	10.8	10.8	—	—

Total contractual obligations	$9,647.3	$1,116.7	$1,012.0	$4,267.8	$3,250.8

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.
(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at August 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $64.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

As of August 31, 2009, we had (1) approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $258.1 million available for borrowing under our senior secured asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) $79.2 million available for borrowing under our non-US facilities. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and regulatory changes in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There were no other changes in the three month period ended August 31, 2009 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2009, and Note 1 to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

SFAS 141R – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on June 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

SFAS 157 – In April 2009, the FASB issued FASB Staff Position No. 157-4. Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value measurements in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique used for the asset or liability, the fair value measurement stays the same. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 as of the interim period ended August 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

SFAS 160 – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted SFAS 160 on June 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

SFAS 165 – In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires issuers to disclose the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect, or a statement that an estimate cannot be made. This statement also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. We adopted SFAS 165 as of the interim period ended August 31, 2009. We have evaluated subsequent events through October 9, 2009, the filing date of this quarterly report, and there is no material impact on our consolidated financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. We will not early adopt and do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

SFAS 168 – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was issued in May 2008. This statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This statement is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. The adoption of SFAS 168 will change the manner in which U.S. GAAP guidance is referenced, but will not have a material impact on our consolidated financial statements.

FASB Staff Position No. 142-3 – In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. We adopted FSP 142-3 on June 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

Related Party Transactions

Management Services Agreement

Upon completion of the Transactions, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We are required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.7 million and $2.5 million for the three months ended August 31, 2009 and 2008, respectively. We may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving us or any of our subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large diversified portfolios of the Sponsors, we and our employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of the transactions described above.

On May 8, 2006, we entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in our Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received or will receive $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller is reimbursed for any out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount not to exceed $0.1 million per year through the first quarter of fiscal year 2010. The Miller Agreement contains certain restrictive covenants prohibiting Dr. Miller from competing with us and soliciting our employees during the term of the Miller Agreement. Dr. Miller received the final payment of $0.5 million and final installment for off-site office and administrative support during the three months ended August 31, 2009.

Other

We currently hold interest rate swaps with Goldman Sachs. As part of this relationship, we receive information from Goldman Sachs that allows us to perform a regression on the swaps as part of our required effectiveness testing on a quarterly basis.

We, our subsidiaries, affiliates, employees and direct and indirect controlling stockholders may from time to time, depending upon market conditions, seek to purchase debt securities issued by us or our subsidiaries or affiliates in open market or privately negotiated transactions or by other means.

Capital Contributions

During the three months ended August 31, 2009, we repurchased common shares of our parent company of $0.6 million from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions or repurchase of common shares for the three months ended August 31, 2008.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our annual report on Form 10-K for the fiscal year ended May 31, 2009. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2009, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information provided in the Company’s Annual Report Form 10-K for the year ended May 31, 2009.

Item 4.	Controls and Procedures.

Managements’ evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer” ) and the Chief Financial Officer (the “Principal Financial Officer” ), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2009. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of August 31, 2009.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13, Contingencies to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 1A.	Risk Factors

As of August 31, 2009, other than the risk factors listed below, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Sales may decline if our customers do not receive adequate levels of reimbursement from third-party payors for our products.

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

Outside of the United States, reimbursement systems vary significantly from country to country. In the majority of the international markets in which our products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have recently tightened reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. Most recently, in September 2009, Max Baucus, the Chairman of the U.S. Senate Finance Committee released a draft of the committee’s healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation from the U.S. Senate Finance Committee is enacted into law, our effective tax rate and results of operations would be materially and adversely affected.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of tax reform programs are adopted in our key markets.

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

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 9, 2009.

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