Form 10-Q
period 2009-11-30
BIOMET INC
filed 2010-01-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 30, 2009, there was no established public trading market for any of the common stock of the registrant. As of November 30, 2009, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	(Unaudited)
	November 30, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$117.6	$215.6
Accounts receivable, net	558.9	511.1
Income tax receivable	12.8	20.0
Inventories	555.6	523.9
Deferred income taxes	79.5	78.4
Prepaid expenses and other	47.4	39.1

Total current assets	1,371.8	1,388.1
Property, plant and equipment, net	670.1	636.1
Investments	28.2	27.4
Intangible assets, net	5,618.6	5,680.0
Goodwill	4,876.2	4,780.5
Other assets	77.4	88.8

Total assets	$12,642.3	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$38.3	$81.2
Accounts payable	92.4	99.4
Accrued interest	72.5	73.1
Accrued wages and commissions	92.8	66.6
Other accrued expenses	239.4	310.9

Total current liabilities	535.4	631.2
Long-term liabilities:
Long-term debt, net of current portion	6,184.1	6,131.5
Deferred income taxes	1,754.4	1,816.3
Other long-term liabilities	197.7	181.6

Total liabilities	8,671.6	8,760.6
Shareholder’s equity:
Contributed and additional paid-in capital	5,592.8	5,584.4
Accumulated deficit	(1,743.4)	(1,713.4)
Accumulated other comprehensive income (loss)	121.3	(30.7)

Total shareholder’s equity	3,970.7	3,840.3

Total liabilities and shareholder’s equity	$12,642.3	$12,600.9

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

(in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net sales	$695.6	$642.8	$1,325.7	$1,249.8
Cost of sales	213.6	194.9	398.9	376.4

Gross profit	482.0	447.9	926.8	873.4

Selling, general and administrative expense	267.4	254.7	513.4	508.2
Research and development expense	25.2	23.4	50.1	46.9
Amortization	95.3	89.8	190.1	181.3

Operating income	94.1	80.0	173.2	137.0

Interest expense	130.1	139.2	261.6	280.3
Other (income) expense	(10.6)	11.6	(14.9)	20.6

Other expense, net	119.5	150.8	246.7	300.9

Loss before income taxes	(25.4)	(70.8)	(73.5)	(163.9)

Benefit from income taxes	(18.2)	(31.1)	(43.5)	(64.3)

Net loss	$(7.2)	$(39.7)	$(30.0)	$(99.6)

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited) Six Months Ended November 30,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(30.0)	$(99.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	279.6	261.4
Amortization of deferred financing costs	5.6	5.7
Stock based compensation expense	9.5	18.8
Recovery of doubtful accounts receivable	(5.8)	(3.5)
Loss (gain) on investments, net	(1.2)	6.5
Provision for inventory obsolescence	8.8	0.4
Deferred income taxes	(77.8)	(69.7)
Other	5.1	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(27.7)	(40.5)
Inventories	(31.9)	(25.5)
Prepaid expenses	(6.2)	(2.6)
Accounts payable	(9.1)	(6.7)
Income tax receivable/payable	22.9	(5.7)
Accrued interest	(0.6)	(0.8)
Accrued expenses and other	(60.1)	9.5

Net cash provided by operating activities	81.1	47.6
Cash flows used in investing activities:
Net proceeds from sales and purchases of investments	2.5	—
Capital expenditures	(106.0)	(92.9)
Acquisitions, net of cash acquired	(9.0)	(2.2)

Net cash used in investing activities	(112.5)	(95.1)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	20.1	25.3
Payments under revolving credit agreements	(68.0)	(16.8)
Payments under senior secured credit facility	(17.9)	(18.2)
Proceeds under asset based revolver	—	165.4
Equity:
Capital contributions	—	1.9
Repurchase of LVB Acquisition, Inc. shares	(1.1)	(0.6)

Net cash provided by (used in) financing activities	(66.9)	157.0
Effect of exchange rate changes on cash	0.3	(7.8)
Increase (decrease) in cash and cash equivalents	(98.0)	101.7
Cash and cash equivalents, beginning of period	215.6	127.6

Cash and cash equivalents, end of period	$117.6	$229.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$257.1	$277.1

Income taxes	$6.4	$14.8

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

Merger – On December 18, 2006, Biomet entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet’s outstanding common shares, without par value. The Offer expired on July 11, 2007, with approximately 82% of the outstanding shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger and LVB acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the merger (the “Merger” and, together with the “Offer”, the “Transactions”). LVB is controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and Texas Pacific Group (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.

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

Spinal – The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications, and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed under the Biomet Spine trade name.

Other – The Company manufactures and distributes a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Effect of Foreign Currency – Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the weighted average exchange rates during the period. Translation gains and losses are accumulated within other comprehensive income (loss) as a separate component of shareholder’s equity. Foreign currency transaction gains and losses are included in other (income) expense.

Cash and Cash Equivalents – The Company considers all investments that are highly liquid at the date acquired and have original maturities of three months or less to be cash equivalents.

Investments – The Company invests the majority of its excess cash in bank deposits and money market securities. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under guidance for fair value measurements, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within other comprehensive income (loss) as a separate component of shareholder’s equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other (income) expense, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,329.0 million) principal amount Euro term loan on September 25, 2007. As of November 30, 2009, the Company’s net investment in European subsidiaries totaled €2,102.0 million ($3,152.2 million) and the outstanding principal balance of the Euro term loan was €857.5 million ($1,286.0 million). The difference of €1,244.5 million ($1,866.2 million) remained unhedged as of November 30, 2009. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the statement of operations.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2009, the Company had a swap liability of $166.4 million, which consisted of $71.6 million short term, and $94.8 million long term, partially offset by a $5.7 million credit valuation adjustment. See the table below for existing contracts (U.S. Dollars and Euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at November 30, 2009 Asset (Liability)	Fair Value at May 31, 2009 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$—	$(1.6)
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(4.0)	(4.9)
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(3.2)	(3.5)
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(6.8)	(7.2)
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(3.5)	(3.5)
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(27.2)	(26.2)
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(4.2)	(3.8)
2 year	USD	$195.0	September 25, 2007	September 25, 2009	—	(2.7)
2 year	USD	150.0	March 25, 2008	March 25, 2010	(1.0)	(1.9)
3 year	USD	195.0	September 25, 2007	September 25, 2010	(7.3)	(10.1)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(3.0)	(2.9)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(15.2)	(16.5)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(5.8)	(4.6)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(62.2)	(60.7)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(9.9)	(6.9)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(5.7)	3.2
5 year	USD	195.0	September 25, 2009	September 25, 2014	(7.4)	0.3
Credit Valuation Adjustment					5.7	5.1

Total					$(160.7)	$(148.4)

The interest rate swaps are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness recognized as other (income) expense in the statement of operations was not material for any period presented.

On December 1, 2008, the Company adopted a standard issued by the FASB for derivative instruments and hedging activities disclosures. Below is the applicable disclosure (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Six Months Ended November 30, 2009 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended November 30, 2009
Interest rate swaps, net of tax	$(7.5)	Interest expense	$—	Other (income) expense	$—

As of November 30, 2009, the effective interest rate, including the applicable lending margin, on 90.9% ($2,085.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 6.83% through the use of interest rate swaps. The effective interest rate on 59.5% (€510.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.30% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.25%, 3.41% and 1.74%, respectively. As noted in Note 7 to the unaudited condensed consolidated financial statements, the remaining debt instruments have fixed interest rates. As of November 30, 2009, the Company’s weighted average interest rate on all its debt was 8.04%.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Other Comprehensive Income – Other comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of November 30, 2009, foreign investments were all permanent in nature.

Accumulated other comprehensive income (loss) and the related components as included in other total comprehensive income (loss) are included in the table below:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Accumulated other comprehensive income (loss), net of tax:
Beginning of period	$19.8	$(39.7)	$(30.7)	$(99.6)
Unrecognized actuarial gain (loss) on pension assets	(0.4)	—	(1.1)	—
Foreign currency translation adjustments	113.1	(243.4)	158.9	(373.4)
Unrealized loss on interest rate swaps	(12.7)	(55.7)	(7.5)	(62.2)
Unrealized gain (loss) on available-for-sale securities	1.5	(1.3)	1.7	0.7

End of period	$121.3	$(340.1)	$121.3	$(534.5)

Concentrations of Credit Risk and Allowance for Doubtful Receivables – The Company provides credit, in the normal course of business, to hospitals, private and governmental institutions and healthcare agencies, insurance providers, dental practices and laboratories, and physicians. The Company maintains an allowance for doubtful receivables based on estimated collection rates and charges actual losses to the allowance when incurred. The determination of estimated collection rates requires management judgment.

Other Loss Contingencies – In accordance with guidance issued by the FASB for contingencies, the Company accrues anticipated costs of settlement, damages, and loss for product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits and disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

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

Accounting for Shipping and Handling Revenue, Fees and Costs – The Company classifies amounts billed for shipping and handling as net sales. The related shipping and handling fees and costs are included in cost of sales.

Research and Development – Research and development costs are charged to expense as incurred. In-process research and development (“IPRD”) is recognized in business combinations as an asset, and in asset acquisitions as an expense, for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use, consistent with guidance issued by the FASB for research and development costs and business combinations.

Income Taxes – The Company records income tax estimates in accordance with guidance issued by the FASB for income taxes and uncertainty in income taxes, however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on the Company’s consolidated results of operations and cash flows of a given period.

Goodwill and Other Intangible Assets – The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. No impairment indicators existed at November 30, 2009. In performing the test

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total, to the fair value of these units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill impairment test, assets and liabilities are allocated to the individual reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

If events or circumstances change, a determination is made by management to ascertain whether property and equipment and certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

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

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities – In June 2009, the FASB issued a standard to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. The Company does not intend to early adopt and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

FASB Accounting Standards Codification – In June 2009, the FASB issued a standard that establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. This standard is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. The Company adopted this standard on September 1, 2009 and has eliminated citations for previous standards. The Codification does not change or alter existing GAAP, and therefore, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures – In August 2009, the FASB issued a standard to further update the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. This update to the standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update to the standard also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. This standard is effective for interim periods and annual periods beginning after August 15, 2009. The Company adopted this standard on September 1, 2009. The adoption did not have any impact on its consolidated financial statements.

Note 2—Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2009	May 31, 2009
Raw materials	$81.9	$90.3
Work-in-process	49.1	52.8
Finished goods	146.0	157.5
Consigned distributor & field inventory	278.6	223.3

Inventories	$555.6	$523.9

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

Note 3—Property, Plant and Equipment (continued).

with guidance issued by the FASB for impairment and disposal of long-lived assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset, or asset group, are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset, or asset group, over fair value. Depreciation on instruments is included within cost of sales. Property, plant and equipment consisted of the following:

(in millions)	November 30, 2009	May 31, 2009
Land and land improvements	$47.1	$46.4
Buildings and leasehold improvements	135.8	137.9
Machinery and equipment	289.4	262.0
Instruments	456.8	361.2
Construction in progress	22.2	17.6

Total property, plant and equipment	951.3	825.1
Accumulated depreciation	(281.2)	(189.0)

Total property, plant and equipment, net	$670.1	$636.1

Note 4—Investments.

At November 30, 2009, the Company’s investment securities were classified as follows:

		Unrealized		Fair Value
(in millions)	Amortized Cost	Gains	Losses
Available-for-sale:
Debt securities	$22.1	$—	$(0.4)	$21.7
Equity securities	0.5	—	(0.1)	0.4
Mortgage-based securities	0.7	—	(0.1)	0.6

Total available-for-sale	23.3	—	(0.6)	22.7
Other	5.5	—	—	5.5

Total	$28.8	—	$(0.6)	$28.2

At May 31, 2009, the Company’s investment securities were classified as follows:

		Unrealized		Fair Value
(in millions)	Amortized Cost	Gains	Losses
Available-for-sale:
Debt securities	$24.6	$—	$(0.5)	$24.1
Equity securities	0.7	—	(0.1)	0.6

Total available-for-sale	25.3	—	(0.6)	24.7
Other	2.9	—	(0.2)	2.7

Total	$28.2	$—	$(0.8)	$27.4

The net proceeds from sales and purchases of available-for-sale and held-to-maturity securities were $0.9 million and $2.5 million for the three and six months ended November 30, 2009, respectively. There were no sales or purchases of available-for-sale or held-to-maturity securities for the three and six months ended November 30, 2008, respectively. The cost of marketable securities sold is determined by the specific identification method. Net realized gains on sales of available-for-sale securities were $0.4 million and $1.2 million for the three and six months ended November 30, 2009, respectively. There were no net realized gains or losses on sales for available-for-sale securities for the three and six months ended November 30, 2008.

The Company reviews impairments to investment securities in accordance with guidance issued by the FASB for certain investments in debt and equity securities and the application of other-than-temporary impairment to certain investments to determine if impairment is “temporary” or “other-than-temporary.” The Company considers several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of November 30, 2009, the Company held auction-rate securities of $19.8 million. These securities are AAA-rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of November 30, 2009 because of the inability to predict when the market will stabilize. All of these auction-rate securities are held by the Company’s captive insurance company as part of required capital. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at November 30, 2009. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. During the six months ended November 30, 2009, the market for some of these auction-rate securities has started to recover and $6.3 million of these securities were called and settled at par. At this point, the Company is unable to predict if or when the remaining securities will be settled and at what amount. The Company recorded in other (income) expense a net realized gain of $1.2 million with respect to these securities. No additional temporary or other-than-temporary impairment was recorded during the three or six months ended November 30, 2009.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Fair Value Measurements.

The Company adopted a standard issued by the FASB for fair value measurements effective June 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This standard for fair value measurements clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

Under guidance issued by the FASB for fair value measurements, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Guidance issued by the FASB for fair value measurements is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period and measured at fair value as defined by this guidance. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of this guidance.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by guidance issued by the FASB for fair value measurements, on a recurring basis.

	Fair Value at November 30, 2009	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.9	$—	$2.9	$—
Auction-rate securities	19.8	—	—	19.8
Other	5.5	4.6	0.6	0.3

Total assets	$28.2	$4.6	$3.5	$20.1

Liabilities:
Interest rate swaps	$160.7	$—	$160.7	$—

Total liabilities	$160.7	$—	$160.7	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At November 30, 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at November 30, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at May 31, 2009	$22.7
Total net gains included in earnings	1.2
Total unrealized gains included in other comprehensive income	2.5
Total proceeds from sale of available-for-sale securities	(6.3)

Balance at November 30, 2009	$20.1

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Fair Value Measurements (continued).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended November 30, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aspects of guidance issued by the FASB for fair value measurements for which the effective date was deferred under a staff position issued by the FASB until fiscal year 2010 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Note 6—Goodwill and Other Intangible Assets.

The balance of goodwill as of November 30, 2009 and May 31, 2009 was $4,876.2 million and $4,780.5 million, respectively. The change in goodwill from May 31, 2009 to November 30, 2009 was a result of the foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar, as well as amortization.

Intangible assets consisted of the following at November 30, 2009 and May 31, 2009 (in millions):

	November 30, 2009			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,081.4	$(255.5)	$1,825.9	$2,081.4	$(201.3)	$1,880.1
Completed technology	664.9	(110.7)	554.2	664.9	(85.9)	579.0
Product trade names	182.7	(24.1)	158.6	181.5	(18.8)	162.7
Customer relationships	2,933.6	(483.1)	2,450.5	2,930.0	(379.1)	2,550.9
Non-compete contracts	4.6	(0.8)	3.8	4.3	(0.3)	4.0

Sub-total	5,867.2	(874.2)	4,993.0	5,862.1	(685.4)	5,176.7
Corporate trade names	397.6	—	397.6	393.0	—	393.0
Currency translation	247.8	(19.8)	228.0	129.1	(18.8)	110.3

Total	$6,512.6	$(894.0)	$5,618.6	$6,384.2	$(704.2)	$5,680.0

The weighted average remaining useful life of the intangibles at November 30, 2009 was as follows:

Weighted Average Useful Life
Core technology	18 Years
Completed technology	12 Years
Product trade names	16 Years
Customer relationships	17 Years
Non-compete contracts	4 Years
Corporate trade names	Indefinite life

Expected amortization expense for the years ending May 31, 2010 through 2014 is $373.1 million, $364.6 million, $356.9 million, $348.5 million, and $339.3 million, respectively.

Note 7—Debt.

The terms and carrying value of each instrument at November 30, 2009 are set forth below:

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Debt (continued).

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2009		May 31, 2009		Premium on Notes at November 30, 2009		Premium on Notes at May 31, 2009
Debt Instruments
European facilities		Primarily	Euro		€5.5		€37.2		€—		€—
		Euribor + 1.90%			$8.3		$52.6		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars		$2,293.1		$2,304.7		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	Euro		€857.5		€861.9		€—		€—
					$1,286.0		$1,220.0		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars		$—		$—		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euro & US Dollars	$/€	—	$/€	—	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars		$65.2		$65.2		$—		$—
Senior cash pay notes	October 15, 2017	10%	US Dollars		$775.0		$775.0		$1.9		$2.0
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars		$775.0		$775.0		$1.0		$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars		$1,015.0		$1,015.0		$1.9		$2.1

			Total		$6,217.6		$6,207.5		$4.8		$5.2

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. Dollar and Euro term loans. The 3-month LIBOR rate for the U.S. Dollar term loan as of November 30, 2009 was 0.29%. The Euro term loan had one tranche with a 3-month LIBOR rate of 0.71%, as of November 30, 2009. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2009 and September 30, 2009, respectively, for the U.S. Dollar denominated term loan facility, and made required payments of $3.1 million and $3.2 million on June 30, 2009 and September 30, 2009, respectively, for the Euro denominated term loan facility. There were borrowings under the asset-based revolving credit facility of $65.2 million as of November 30, 2009. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.4996 and $1.4154, which represents the currency exchange rate from Euros to U.S. Dollars on November 30, 2009 and May 31, 2009, respectively.

The Company’s revolving borrowing base available under all debt facilities at November 30, 2009 was $791.5 million, which is net of the borrowing base limitations relating to the senior secured asset-based revolving facility.

As of November 30, 2009, $62.4 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the life of the credit agreement.

Note 8—Share-based Compensation and Stock Plans.

The Company follows guidance issued by the FASB for share-based compensation to record share-based payment expense. This guidance requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with guidance issued by the FASB for equity instruments issued to other than employees for acquisition, or in conjunction with selling goods or services.

Share-based compensation expense recognized was $4.3 million and $11.6 million for the three months ended November 30, 2009 and 2008, respectively, and $9.5 million and $18.8 million for the six months ended November 30, 2009 and 2008, respectively.

Note 9—Income Taxes.

The Company applies guidance issued by the FASB for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The amount of unrecognized tax benefits at November 30, 2009 was $66.7 million, $52.1 million of which would impact the Company’s effective tax rate, if recognized. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to materially change over the next twelve months.

The Company recently concluded its audit with the U.S. Internal Revenue Service (“IRS”) for fiscal years ended May 31, 2005 and 2006, which resulted in an immaterial impact to its unrecognized tax benefits. The Company is currently under audit by the IRS for fiscal years ended May 31, 2007 and 2008. However, based upon the initial status of the IRS field audit, the Company cannot at this time reasonably estimate the potential changes to its unrecognized tax benefits.

The effective income tax rate increased to 59.2% for the six months ended November 30, 2009 compared to 39.3% for the six months ended November 30, 2008. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of reconstructive products, fixation devices, spinal products and other products. Other products consist primarily of softgoods and bracing products, sports medicine products, general instruments and operating room supplies. The Company manages its business segment primarily on a geographic basis. These geographic markets are comprised of the United States, Europe and International. Major markets included in the international geographic market are Canada, South America, Mexico and the Pacific Rim.

Net sales by product category are as follows (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net sales by product:
Reconstructive	$528.4	$483.3	$991.2	$932.6
Fixation	57.0	58.0	116.9	118.3
Spinal	58.9	55.3	118.1	106.5
Other	51.3	46.2	99.5	92.4

Total	$695.6	$642.8	$1,325.7	$1,249.8

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net sales by geographic segment:
United States	$408.2	$379.5	$808.3	$747.9
Europe	206.2	195.4	361.0	364.8
International	81.2	67.9	156.4	137.1

Total	$695.6	$642.8	$1,325.7	$1,249.8

	November 30, 2009	May 31, 2009
Long-term assets(1) by geographic segment:
United States	$7,657.4	$7,775.3
Europe	2,384.2	2,286.2
International	1,123.3	1,035.1

Total	$11,164.9	$11,096.6

(1)	Defined as property, plant and equipment, intangibles and goodwill.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	November 30, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	—	$111.9	$5.7	—	$117.6
Accounts receivable, net	—	239.4	319.5	—	558.9
Income tax receivable	—	12.7	0.1	—	12.8
Inventories	—	304.4	329.2	$(78.0)	555.6
Deferred income taxes	—	68.9	10.6	—	79.5
Prepaid expenses and other	—	19.4	28.0	—	47.4

Total current assets	—	756.7	693.1	(78.0)	1,371.8
Property, plant and equipment, net	—	389.5	287.1	(6.5)	670.1
Investments	—	28.2	—	—	28.2
Investment in subsidiaries	$10,256.8	—	—	(10,256.8)	—
Intangible assets, net	—	3,463.9	1,412.3	—	4,876.2
Goodwill	—	3,810.6	1,808.0	—	5,618.6
Other assets	—	70.1	7.3	—	77.4

Total assets	$10,256.8	$8,519.0	$4,207.8	$(10,341.3)	$12,642.3

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$36.5	—	$1.8	—	$38.3
Accounts payable	—	$51.9	40.5	—	92.4
Accrued interest	72.0	—	0.5	—	72.5
Accrued wages and commissions	—	55.9	36.9	—	92.8
Other accrued expenses	—	166.9	72.5	—	239.4

Total current liabilities	108.5	274.7	152.2	—	535.4
Long-term liabilities:
Long-term debt, net of current portion	6,177.6	—	6.5	—	6,184.1
Deferred income taxes	—	1,747.0	7.4	—	1,754.4
Other long-term liabilities	—	155.2	42.5	—	197.7

Total liabilities	6,286.1	2,176.9	208.6	—	8,671.6
Shareholder’s equity	3,970.7	6,342.1	3,999.2	$(10,341.3)	3,970.7

Total liabilities and shareholder’s equity	$10,256.8	$8,519.0	$4,207.8	$(10,341.3)	$12,642.3

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	May 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	—	$178.9	$36.7	—	$215.6
Accounts receivable, net	—	237.0	274.1	—	511.1
Income tax receivable	—	20.0	—	—	20.0
Inventories	—	291.5	306.6	$(74.2)	523.9
Deferred income taxes	—	70.6	7.8	—	78.4
Prepaid expenses and other	—	15.1	24.0	—	39.1

Total current assets	—	813.1	649.2	(74.2)	1,388.1
Property, plant and equipment, net	—	391.1	250.2	(5.2)	636.1
Investments	—	27.4	—	—	27.4
Investment in subsidiaries	$10,073.5	—	—	(10,073.5)	—
Intangible assets, net	—	3,927.4	1,752.6	—	5,680.0
Goodwill	—	3,461.9	1,318.6	—	4,780.5
Other assets	—	44.9	43.9	—	88.8

Total	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.8	—	$45.4	—	$81.2
Accounts payable	—	$62.7	36.7	—	99.4
Accrued interest	73.1	—	—	—	73.1
Accrued wages and commissions	—	43.2	23.4	—	66.6
Other accrued expenses	—	232.6	78.3	—	310.9

Total current liabilities	108.9	338.5	183.8	—	631.2
Long-term debt	6,124.3	—	7.2	—	6,131.5
Deferred income taxes	—	1,808.7	7.6	—	1,816.3
Other long-term liabilities	—	143.3	38.3	—	181.6

Total liabilities	6,233.2	2,290.5	236.9	—	8,760.6
Shareholder’s equity	3,840.3	6,375.3	3,777.6	$(10,152.9)	3,840.3

Total liabilities and shareholder’s equity	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

Unaudited Condensed Consolidating Statements of Operations

	Three Months Ended November 30, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$424.9	$270.7	—	$695.6
Cost of sales	—	120.1	139.0	$(45.5)	213.6

Gross profit	—	304.8	131.7	45.5	482.0
Operating expenses	—	248.1	139.8	—	387.9

Operating income (loss)	—	56.7	(8.1)	45.5	94.1
Other (income) expense, net	$129.4	(1.0)	(8.9)	—	119.5

Income (loss) before income taxes	(129.4)	57.7	0.8	45.5	(25.4)
Tax expense (benefit)	(46.7)	20.8	0.2	7.5	(18.2)
Equity in earnings of subsidiaries	75.5	—	—	(75.5)	—

Net income (loss)	$(7.2)	$36.9	$0.6	$(37.5)	$(7.2)

	Three Months Ended November 30, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$397.7	$245.1	—	$642.8
Cost of sales	—	102.5	118.2	$(25.8)	194.9

Gross profit	—	295.2	126.9	25.8	447.9
Operating expenses	—	273.3	94.6	—	367.9

Operating income	—	21.9	32.3	25.8	80.0
Other (income) expense, net	$139.1	1.4	10.5	(0.2)	150.8

Income (loss) before income taxes	(139.1)	20.5	21.8	26.0	(70.8)
Tax expense (benefit)	(61.2)	9.1	9.5	11.5	(31.1)
Equity in earnings of subsidiaries	23.6	—	—	(23.6)	—

Net income (loss)	$(54.3)	$11.4	$12.3	$(9.1)	$(39.7)

	Six Months Ended November 30, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$839.8	$485.9	—	$1,325.7
Cost of sales	—	243.0	238.7	$(82.8)	398.9

Gross profit	—	596.8	247.2	82.8	926.8
Operating expenses	—	493.3	260.3	—	753.6

Operating income (loss)	—	103.5	(13.1)	82.8	173.2
Other (income) expense, net	$260.6	(1.7)	(12.2)	—	246.7

Income (loss) before income taxes	(260.6)	105.2	(0.9)	82.8	(73.5)
Tax expense (benefit)	(96.5)	38.9	(0.1)	14.2	(43.5)
Equity in earnings of subsidiaries	134.1	—	—	(134.1)	—

Net income (loss)	$(30.0)	$66.3	$(0.8)	$(65.5)	$(30.0)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	Six Months Ended November 30, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	—	$781.1	$468.7	—	$1,249.8
Cost of sales	—	205.3	228.9	$(57.8)	376.4

Gross profit	—	575.8	239.8	57.8	873.4
Operating expenses	—	539.1	197.3	—	736.4

Operating income	—	36.7	42.5	57.8	137.0
Other expense, net	$279.5	4.2	12.3	4.9	300.9

Income (loss) before income taxes	(279.5)	32.5	30.2	52.9	(163.9)
Tax expense (benefit)	(109.9)	12.9	11.9	20.8	(64.3)
Equity in earnings of subsidiaries	38.0	—	—	(38.0)	—

Net income (loss)	$(131.6)	$19.6	$18.3	$(5.9)	$(99.6)

Unaudited Condensed Consolidating Statements of Cash Flows

	Six Months Ended November 30, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(25.4)	$129.4	$42.6	$(65.5)	$81.1
Cash flows provided by (used in) investing activities	44.4	(196.4)	(26.0)	65.5	(112.5)
Cash flows used in financing activities	(19.0)	—	(47.9)	—	(66.9)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Decrease in cash and cash equivalents	—	(67.0)	(31.0)	—	(98.0)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$111.9	$5.7	$—	$117.6

	Six Months Ended November 30, 2008
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(148.5)	$147.0	$59.9	$(10.8)	$47.6
Cash flows used in investing activities	—	(46.0)	(49.1)	—	(95.1)
Cash flows provided by financing activities	148.5	—	8.5	—	157.0
Effect of exchange rate changes on cash	—	—	(7.8)	—	(7.8)

Increase (decrease) in cash and cash equivalents	—	101.0	11.5	(10.8)	101.7
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$202.0	$38.1	$(10.8)	$229.3

Note 12—Restructuring.

The Company initiated a global cost savings program to better manage its cost base in response to the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness. The program included the termination of approximately 377 employees and the closure of certain manufacturing and distribution locations in fiscal 2009 and continuing through November 30, 2009.

In connection with the restructuring plan, the Company recorded $3.4 million in restructuring charges during the six months ended November 30, 2009. A summary of the severance and benefit costs in the period presented is as follows:

Severance and Benefit Costs
Restructuring accrual:
May 31, 2009	$5.6
Costs incurred and charged to expense	3.4
Costs paid or otherwise settled	(4.9)
Non-cash adjustments (1)	0.7

November 30, 2009	$4.8

(1)	Primarily related to foreign currency fluctuations, including the strengthening of the Euro against the U.S. Dollar.

Payments related to severance and benefits are expected to be paid in full May 31, 2010.

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

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, the Company received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. The Company believes it has fully cooperated with both requests and has conducted its own review relating to these matters in certain countries in which the Company and its distributors conduct business. It is not possible at this time to predict the likely outcome of this inquiry or its financial impact should the outcome be adverse to the Company.

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

New Jersey AG

On May 7, 2009, the Company received a subpoena from the Attorney General of New Jersey requesting various documents relating to the financial interests and arrangements of physicians conducting clinical trials for or on the Company’s behalf for which financial forms were submitted to the U.S. Food & Drug Administration. The Company has responded to the subpoena and does not anticipate any further action against it by the Attorney General in regards to this matter.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Contingencies (continued).

The Company and Biomet Orthopedics initiated legal proceedings on July 17, 2007 against Zimmer US, Inc., or Zimmer, certain of the Company’s former distributors and David Montgomery, the Company’s former employee who currently works for Zimmer. The thirteen count lawsuit originally filed in Marion County, Indiana and re-filed in Hamilton County, Indiana alleged, among other things, that Zimmer and Mr. Montgomery attempted to create an unfair market advantage by engaging in a campaign to misappropriate the Company’s confidential information, to interfere with the Company’s contractual relations with distributors and to attempt to buy the assets of most of the Company’s distributors (including the Company’s surgical instruments) throughout the United States. Further, the lawsuit alleged that the limited number of distributors who accepted Zimmer’s offer were in violation of their contractual obligations to Biomet. On November 9, 2007, defendants filed a motion to dismiss the Company’s complaint. On March 27, 2008, the court denied the motion in its entirety.

In a related matter, the Company brought suit against a former distributor for Biomet Orthopedics who, in violation of his contractual and other obligations to Biomet under agreements stretching back to 1994, sold the assets of his distributorship to Zimmer in an apparent effort to avoid his contractual obligations to the Company. The complaint, filed in federal district court in Indiana, asserted five causes of action that included breach of contract, unjust enrichment and statutory wrongs. Among other things, the complaint sought injunctive relief and compensatory and punitive damages. On July 16, 2007, a temporary restraining order was entered against this former distributor which subsequently lapsed ten days later. Prior to the filing of the suit described above, this former distributor sued one of his former employees who decided to continue to represent the Company’s products in the future as he has for nearly ten years. The suit brought against this employee by the Company’s former distributor who sold his assets to Zimmer claimed, among other things, that the former employee had violated his non-competition agreement with the Company’s former distributor by continuing to sell the same Biomet® products the former employee sold while employed by the Company’s former distributor. The suit also sought, among other forms of relief, an injunction and compensatory and punitive damages. Pursuant to an indemnity agreement entered into between the Company and such former employee, the Company agreed to indemnify the former employee of the Company’s former distributor for claims which may be brought against such former employee arising from this transition. In addition, on or about July 3, 2008, Zimmer and one of its distributors filed a five count complaint in Tennessee federal court against this same former employee seeking, among other things, injunctive relief, monetary damages, and punitive damages for alleged breach of contract, conspiracy, and other causes of action. On or about December 12, 2009, the Company and Zimmer entered into a comprehensive and confidential settlement agreement with respect to each of the foregoing matters, without either party admitting liability.

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

Note 14—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million for each of the three months ended November 30, 2009 and 2008, and $5.5 million and $5.3 million for the six months ended November 30, 2009 and 2008, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large diversified portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of the transactions described above.

Consulting Agreement

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Related Parties (continued).

Indemnification Priority Agreement

On January 11, 2010, the Company and LVB Acquisition, Inc. entered into an indemnification priority agreement with the Sponsors (or certain affiliates designated by the Sponsors) pursuant to which the Company and LVB Acquisition, Inc. clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by the Company and LVB Acquisition, Inc. pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, the Company acknowledged that as among the Company, LVB Acquisition, Inc. and the Sponsors and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Sponsors will be payable in the following priority: The Company will be the primary source of indemnification and advancement; LVB Acquisition, Inc. will be the secondary source of indemnification and advancement; and any obligation of a Sponsor-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to the Company’s and, then, LVB Acquisition, Inc. obligations. In the event that either the Company or LVB Acquisition, Inc. fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Sponsor-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Sponsor-affiliated indemnitor will be subrogated to the rights of such director under any such Company or LVB Acquisition, Inc. indemnification agreement.

Equity Healthcare

Effective January 1, 2009, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2009, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by the Company; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to the Company at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, with whom Michael Dal Bello and David McVeigh, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, the Company entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating the Company’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone, with whom Michael Dal Bello and David McVeigh, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

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

Capital Contributions

The Company repurchased common shares of its parent company of $0.5 million and $1.1 million for the three and six months ended November 30, 2009, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. During the six months ended November 30, 2008, the Company received an additional capital contribution of $1.3 million from its parent company, net of repurchases of common shares, from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan. There were no additional contributions, net of repurchases of common shares, for the three months ended November 30, 2008.

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

Fiscal 2010 Executive Overview

Our net sales increased 8% to $695.6 million for the three months ended November 30, 2009 compared to $642.8 million for the three months ended November 30, 2008 primarily due to strong sales growth in the International geographic market, as well as high to mid-single digit growth in the U.S. and Europe geographic markets, respectively. The effect of foreign currency fluctuations positively impacted growth on a reported basis of net sales by $17.9 million, or 3%. Pricing within the domestic and international markets was slightly negative with both volume and mix being favorable. The following represents key sales growth statistics for the three months ended November 30, 2009 compared to the three months ended November 30, 2008:

•	Reconstructive product sales increased 9% worldwide and in the U.S.

•	Knee sales increased 15% worldwide and 11% in the U.S.

•	Hip sales increased 8% worldwide and 7% in the U.S.

•	Extremities sales increased 29% worldwide and 44% in the U.S.

•	Spinal product sales increased 7% both worldwide and in the U.S.

Dental reconstructive sales offset the positive sales growth above due to the unfavorable conditions in the economy decreasing market demand, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies.

Our operating income for the three months ended November 30, 2009 was $94.1 million compared to operating income of $80.0 million for the three months ended November 30, 2008. This increase is primarily due to the following: 1) increase in the geographic mix of sales in the U.S. versus outside the U.S. compared to the prior year, as sales prices are typically higher in the U.S, and 2) closely managing discretionary sales, general and administrative expenses, especially at locations experiencing lower sales growth.

Our interest expense for the three months ended November 30, 2009 was $130.1 million, as compared to $139.2 million for the three months ended November 30, 2008, primarily due to lower interest rates on variable rate debt.

Net loss for the three months ended November 30, 2009 was $7.2 million, $32.5 million less than, or an 82% improvement over, the same period in the prior year.

Net cash provided by operating activities was $81.1 million for the six months ended November 30, 2009, as compared to net cash provided of $47.6 million for the six months ended November 30, 2008, with the current year being significantly impacted by a $53.0 million previously disclosed litigation settlement. Our working capital improvement initiatives have contributed to improved operating cash flows of $4.0 million primarily driven by accounts receivable for the six months ended November 30, 2009 compared to the same period in the prior year.

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

We believe the global uncertainty and/or recessionary environment has reduced the market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the low single digits. Because of this, our management is taking multiple precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. Recently, President Obama and Congress have proposed significant reforms to the U.S. healthcare system. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. On November 7, 2009, the U.S. House of Representatives passed its healthcare reform bill, the Affordable Health Choices Act, H.R. 3962. Among other initiatives, this bill authorizes the creation of a national public plan that would negotiate rates with providers and would be offered through a new national health insurance exchange market and imposes a 2.5% deductible excise tax on domestic sales of certain medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform over a period of 10 years. On December 24, 2009, the U.S. Senate passed its own version of a healthcare reform bill, the Patient Protection and Affordable Health Care Act, H.R. 3590. The Senate bill contains no provision for a public plan but does authorize the creation of at least two multi-state plans, at least one of which must be a not-for-profit, to be offered on a new national health insurance exchange market and also authorizes approximately $6 billion to fund a Consumer Operated and Oriented Plan to support the creation of non-profit, member-run health insurance companies that would be offered through the exchange. The Senate bill also includes a $2 billion annual non-deductible excise tax on medical device manufacturers and importers, which applies to any domestic sales of certain medical devices after December 31, 2009, rising to a $3 billion annual excise tax on domestic sales of medical devices in 2017, payable in 2018, and thereafter. It remains unclear how or when the differences between the two bills will be resolved, or if a final bill ultimately will be enacted. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to; 1) limitations on the deferral of U.S. taxation of foreign earnings; 2) limitations on the ability to claim and utilize foreign tax credits; and 3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional approval. However, if any of these proposals are enacted into law, they could impact our effective tax rate and cash paid for taxes.

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

Spinal Products – Our spinal products include electrical stimulation devices for spinal applications, spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications, and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed under the Biomet Spine and Biomet Osteobiologics trade names.

Other Products – We manufacture and distribute a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Results of Operations

Three Months Ended November 30, 2009 as Compared to the Three Months Ended November 30, 2008

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Three Months Ended November 30, 2009	Percentage of Net Sales	Three Months Ended November 30, 2008	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$695.6	100%	$642.8	100%	8%
Cost of sales	213.6	31	194.9	30	10

Gross profit	482.0	69	447.9	70	8
Selling, general and administrative expense	267.4	38	254.7	40	5
Research and development expense	25.2	4	23.4	4	8
Amortization	95.3	14	89.8	14	6

Operating income	94.1	13	80.0	13	18
Interest expense	130.1	19	139.2	22	7
Other (income) expense	(10.6)	(2)	11.6	2	191

Other expense, net	119.5	17	150.8	24	21

Loss before income taxes	(25.4)	(4)	(70.8)	(11)	64
Benefit from income taxes	(18.2)	(3)	(31.1)	(5)	(41)

Net loss	$(7.2)	(1)%	$(39.7)	(6)%	82%

Sales

Net sales were $695.6 million for the three months ended November 30, 2009 and $642.8 million for the three months ended November 30, 2008. Sales growth of 8% was primarily due to strong sales growth in the International geographic market, as well as high to mid-single digit growth in the U.S. and Europe geographic markets, respectively. The effect of foreign currency fluctuations positively impacted growth on a reported basis of net sales by $17.9 million, or 3% during the three months ended November 30, 2009, primarily due to the Euro strengthening against the U.S. Dollar. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Percentage Increase/ (Decrease)
United States	$408.2	$379.5	8%
Europe	206.2	195.4	6
International(1)	81.2	67.9	20

Total	$695.6	$642.8	8%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Percentage Increase/ (Decrease)
Reconstructive	$528.4	$483.3	9%
Fixation	57.0	58.0	(2)
Spinal	58.9	55.3	7
Other	51.3	46.2	10

Total	$695.6	$642.8	8%

Reconstructive

Worldwide net sales of reconstructive products for the three months ended November 30, 2009 were $528.4 million, or 76% of net sales, representing a 9% increase compared to net sales of $483.3 million, or 75% of net sales, during the three months ended November 30, 2008. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by $15.4 million, or 3%.

Global knee product sales increased 15% worldwide and increased 11% in the United States during the three months ended November 30, 2009. The key products within the knee product category included the Vanguard® Complete Knee System and the Vanguard® SSK Revision Knee System. Positive market acceptance of new technologies contributed to knee sales growth, including the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care Program, and the Regenerex® Primary Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provides Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care Program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Primary Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System, the Biomet® Modular Tray and the Oxford® Partial Knee System.

Global hip product sales increased 8% worldwide, with a 7% sales increase in the United States during the three months ended November 30, 2009. The primary drivers of the global sales growth included the Regenerex® Ringloc® + Modular Acetabular Systems, E1™ Antioxidant Infused Technology Tibial Bearings, the Biolox delta™ (a trademark of CeramTech AG) Ceramic Femoral Heads, the M2a-Magnum™ Tri-Spike™ Cups, the conventional and Microplasty® versions of the Taperloc® Hip System and the Echo® Hip System. In addition, Europe hip sales were driven by the Exceed ABT™ Advanced Bearing Technologies Acetabular System.

Global extremity product sales increased 29% worldwide, with a 44% sales increase in the United States during the three months ended November 30, 2009. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems, the Comprehensive® Fracture System, the Copeland™ Shoulder, the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the T.E.S.S. Shoulder System.

Dental reconstructive device sales decreased 5% during the second quarter of fiscal 2010 as a result of the continued impact from the global economic downturn. The Encode Complete System was launched in Europe during the second quarter of fiscal 2010, as planned, and experienced strong market acceptance on a global basis. The Encode System uses CAD/CAM technology, which eliminates the need for an implant level impression.

Unfavorable conditions in the economy have had an adverse effect on our dental business during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have undertaken, and continue to undertake, certain operating initiatives in connection with the business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a single digit decline during the current global recessionary environment.

Fixation

Worldwide net sales of fixation products for the three months ended November 30, 2009 were $57.0 million, or 8% of net sales, representing a 2% decrease compared to net sales of $58.0 million, or 9% of net sales, during the three months ended November 30, 2008. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by $1.0 million, or 2%. Sales of fixation products reflected positive growth of craniomaxillofacial fixation sales offset by decreased sales of internal fixation, external fixation and electrical stimulation products. During the three months ended

November 30, 2009, there was continued strong market demand for the TraumaOne™ Fixation System, which contributed to the sales growth for craniomaxillofacial fixation. Other products contributing to sales growth included the TMJ Replacement System, the OnPoint™ Diagnostic System, the Phoenix™ Ankle Arthrodesis Nail System, the Forerunner™ Plating System, the OptiLock® Proximal Humeral Plating System, and the Biomet® Pediatric Locking Nail System.

Spinal

Worldwide net sales of spinal products for the three months ended November 30, 2009 were $58.9 million, or 9% of net sales, representing a 7% increase compared to net sales of $55.3 million, or 9% of net sales, during the three months ended November 30, 2008 primarily due to increased sales volume of the three major spine implant segments: spacer, thoracolumbar and cervical. Sales volume in the spacer and thoracolumbar segments was especially strong as evidenced by double digit growth.

Sales of spacer products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio® Biomaterial Solutions) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature Spacer manufactured from PEEK-OPTIMA®, and the ESL® Posterior Spacer manufactured from PEEK-OPTIMA®. Sales of thoracolumbar products continue to grow with strong market acceptance of the Polaris™ product line including the Polaris™ Deformity System, which utilizes the Helical Flange® (a registered trademark of the Roger P. Jackson, M.D.) locking technology and features Trivium™ Derotation instruments. Sales of cervical products increased primarily due to the strength in sales of the MaxAn® Anterior Cervical Plate System, which is our newest anterior cervical plate. In addition, Europe spinal sales were driven by the Synergy™ Spinal System and the Array® Spinal System.

Other

Worldwide net sales of other products for the three months ended November 30, 2009 were $51.3 million, or 7% of net sales, representing a 10% increase compared to net sales of $46.2 million, or 7% of net sales, during the three months ended November 30, 2008. The primary drivers of sales growth during the three months ended November 30, 2009 consisted of products from our sports medicine division, which reported double digit sales growth, including the MicroMax™ Flex Suture Anchors, the ComposiTCP™ Interference Screw, the ZipTight™ Fixation Device for ankle syndesmosis, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology. In addition, Europe sales growth drivers included the Gentle Threads™ Interference Screws, and the EZLoc™ Femoral Fixation Device.

Gross Profit

Gross profit decreased as a percentage of net sales to 69% for the three months ended November 30, 2009 compared to 70% for the three months ended November 30, 2008. This decrease for the three months ended November 30, 2009 primarily related to mix of products at our dental reconstructive business as well as increased instrument depreciation during the current period versus the same period last year. This impact is partially offset by an increase in the mix of reconstructive products sold in the U.S. and savings obtained by the operational improvements noted above, which include consolidation of manufacturing locations and procurement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 38% of net sales for the three months ended November 30, 2009, compared to 40% of net sales for the three months ended November 30, 2008. This decrease in selling, general and administrative expenses for the three months ended November 30, 2009 primarily related to $3.2 million of share-based compensation expense, compared to $9.2 million of share-based compensation expense for the three months ended November 30, 2008. The decrease also relates to lower head count at our dental reconstructive business as part of our ongoing operational improvement initiatives, partially offset by timing of training and education donations made in the second fiscal quarter of 2010 versus the third fiscal quarter of 2009.

Research and Development

Research and development expense during the three months ended November 30, 2009 and November 30, 2008 was $25.2 million and $23.4 million, respectively, or 3.6% of net sales, respectively. Expenses through the three months ended November 30, 2009 have primarily been related to the following research and development projects: Arcos™ Modular Revision Hip System (Reconstructive-Hips), Cobalt™ MV Bone Cement (Reconstructive-Other), OptiLock® VL Distal Radius Plating System (Fixation-Internal), OrthoPak® III and SpinalPak® III stimulation platform technologies (Fixation-Stimulation), OSSEOTITE® II Dental Implant (Reconstructive-Dental) and JuggerKnot™ Soft Suture Anchor Technology (Other-Sports Medicine). In addition, European expenses have primarily been related to the following additional research and development projects: E1™ Avantage Hip Cup and Alpina™ Unicompartmental Lateral upgrades.

Amortization

Amortization expense for the three months ended November 30, 2009 was $95.3 million, or 14% of net sales, compared to $89.8 million, also 14% of net sales, for the three months ended November 30, 2008.

Interest Expense

Interest expense was $130.1 million for the three months ended November 30, 2009, compared to interest expense of $139.2 million for the three months ended November 30, 2008. The decrease in interest expense was primarily due to a decrease in interest rates on variable rate debt.

Other (Income) Expense

Other (income) expense was income of $10.6 million for the three months ended November 30, 2009, compared to an expense of $11.6 million for the three months ended November 30, 2008. The increase in other income for the three months ended November 30, 2009 primarily related to currency transaction gains of $9.0 million, as compared to currency transaction losses of $8.9 million for the three months ended November 30, 2008, as well as $2.3 million of other-than-temporary impairment on our investments. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the Euro compared to the U.S. Dollar on intercompany inventory purchase transactions.

Provision for Taxes

The effective income tax rate increased to 71.7% for the three months ended November 30, 2009, compared to 43.9% for the three months ended November 30, 2008. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Six Months Ended November 30, 2009 as Compared to the Six Months Ended November 30, 2008

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Six Months Ended November 30, 2009	Percentage of Net Sales	Six Months Ended November 30, 2008	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,325.7	100%	$1,249.8	100%	6%
Cost of sales	398.9	30	376.4	30	6

Gross profit	926.8	70	873.4	70	6
Selling, general and administrative expense	513.4	39	508.2	41	1
Research and development expense	50.1	4	46.9	4	7
Amortization	190.1	14	181.3	15	5

Operating income	173.2	13	137.0	11	26
Interest expense	261.6	20	280.3	22	7
Other (income) expense	(14.9)	(1)	20.6	2	172

Other expense, net	246.7	19	300.9	24	18

Loss before income taxes	(73.5)	(5)	(163.9)	(13)	55
Benefit from income taxes	(43.5)	(3)	(64.3)	(5)	(32)

Net loss	$(30.0)	(2)%	$(99.6)	(8)%	70%

Sales

Net sales were $1,325.7 million for the six months ended November 30, 2009 and $1,249.8 million for the six months ended November 30, 2008. Sales growth of 6% was primarily due to strong sales growth in the U.S. and International geographic markets more than offsetting the small decline in Europe. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of net sales by $4.1 million, or nearly flat during the six months ended November 30, 2009. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	Percentage Increase/ (Decrease)
United States	$808.3	$747.9	8%
Europe	361.0	364.8	(1)
International(1)	156.4	137.1	14

Total	$1,325.7	$1,249.8	6%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2009	Six Months Ended November 30, 2008	Percentage Increase/ (Decrease)
Reconstructive	$991.2	$932.6	6%
Fixation	116.9	118.3	(1)
Spinal	118.1	106.5	11
Other	99.5	92.4	8

Total	$1,325.7	$1,249.8	6%

Reconstructive

Worldwide net sales of reconstructive products for the six months ended November 30, 2009 were $991.2 million, or 75% of net sales, representing a 6% increase compared to net sales of $932.6 million, also 75% of net sales, during the six months ended November 30, 2008. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $3.1 million, or nearly flat.

Global knee product sales increased 10% worldwide and in the United States during the six months ended November 30, 2009. The key products within the knee product category included the Vanguard® Complete Knee System, and the Vanguard® SSK Revision Knee System. Positive market acceptance of new technologies contributed to knee sales growth, including the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care Program, and the Regenerex® Primary Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provides Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care Program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Primary Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System, the Biomet® Modular Tray and the Oxford® Partial Knee System.

Global hip product sales increased 5% worldwide and in the United States during the six months ended November 30, 2009. The primary drivers of the global sales growth included the Regenerex® Ringloc® + Modular Acetabular Systems, the E1™ Antioxidant Infused Technology Acetabular Liners, the Biolox delta™ (a trademark of CeramTech AG) Ceramic Femoral Heads, the M2a-Magnum™ Tri-Spike™ Cups, the conventional and Microplasty® versions of the Taperloc® Hip System and the Echo® Hip System. In addition, Europe hip sales were driven by the Bi-Metric® stem and the Exceed ABT™ Advanced Bearing Technologies Acetabular System.

Global extremity product sales increased 24% worldwide, with a 42% sales increase in the United States during the six months ended November 30, 2009. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems, the Comprehensive® Fracture System, the Copeland™ Shoulder, the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the T.E.S.S. Shoulder System.

Unfavorable conditions in the economy have had an adverse effect on our dental business during the six months ended November 30, 2009 as compared to the six months ended November 30, 2008, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have undertaken, and continue to undertake, certain operating initiatives in connection with the business, we anticipate that the growth rate of our worldwide dental business will remain flat or have a single digit decline during the current global recessionary environment.

Fixation

Worldwide net sales of fixation products for the six months ended November 30, 2009 were $116.9 million, or 9% of net sales, representing a 1% decrease compared to net sales of $118.3 million, or 10% of net sales, during the six months ended November 30, 2008. The effect of foreign currency fluctuations did not materially impact growth on a reported basis of this product category. Sales of fixation products reflected double digit growth of craniomaxillofacial fixation sales offset by decreased sales of internal fixation, external fixation and electrical stimulation products. During the six months ended November 30, 2009, there was continued strong market demand for the TraumaOne™ System, which contributed to the sales growth for craniomaxillofacial fixation. Other products contributing to sales growth included the TMJ Replacement System, the OnPoint™ Diagnostic System, the Phoenix™ Nailing System, which includes the Phoenix™ Retrograde and Antegrade Femoral Nail components, the Phoenix™ Ankle Arthrodesis Nail, the Biomet® Vision™ FootRing™ System, the Biomet® Pediatric Locking Nail System, the Forerunner™ Plating System and the OptiLock® Proximal Humeral Plating System.

Spinal

Worldwide net sales of spinal products for the six months ended November 30, 2009 were $118.1 million, or 9% of net sales, representing an 11% increase compared to net sales of $106.5 million, or 8% of net sales, during the six months ended November 30, 2008 primarily due to increased sales volume of the three major spine implant segments: spacer, thoracolumbar and cervical.

Sales of spacer products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio® Biomaterial Solutions) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature Spacer manufactured from PEEK-OPTIMA®, the ESL® Posterior Spacer manufactured from PEEK-OPTIMA®, and services related to the OsteoStim® Cervical Composite Allograft Implant. Sales of thoracolumbar products continue to grow with strong market acceptance of the Polaris™ product line, including the Polaris™ Deformity System, which utilizes the Helical Flange® (a registered trademark of the Roger P. Jackson, M.D.) locking technology and features Trivium™ Derotation instruments. Sales of cervical products increased primarily due to the strength in sales of the MaxAn® Anterior Cervical Plate System, which is our newest anterior cervical plate. In addition, Europe spinal sales were driven by the Synergy™ Spinal System and the Array® Spinal System.

Other

Worldwide net sales of other products for the six months ended November 30, 2009 were $99.5 million, or 7% of net sales, representing an 8% increase compared to net sales of $92.4 million, also 7% of net sales, during the six months ended November 30, 2008. The primary drivers of sales growth during the six months ended November 30, 2009 consisted of products from our sports medicine division, which reported double digit sales growth including the MicroMax™ Flex Suture Anchor, the ComposiTCP™ Interference Screw, the ZipTight™ Fixation Device for ankle syndesmosis, the MaxFire™ Meniscal Repair Device, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology. In addition, Europe sales growth drivers included the Gentle Threads™ Interference Screws, and the EZLoc™ Femoral Fixation Device.

Gross Profit

Gross profit during the six months ended November 30, 2009 and November 30, 2008 was $926.8 million and $873.4 million, respectively, or 70% of net sales, respectively. Gross profit remained flat for the six months ended November 30, 2009, with increases due to positive mix of our reconstructive products with more higher margin sales in the U.S. being offset by mix shift at our dental business to lower margin products. In addition, we incurred costs associated with operational improvements at our manufacturing and distribution facilities both in the U.S. and internationally, primarily offset by savings obtained by those operational improvements, which include consolidation of manufacturing locations and procurement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 39% of net sales for the six months ended November 30, 2009, compared to 41% of net sales for the six months ended November 30, 2008. This decrease in selling, general and administrative expenses for the six months ended November 30, 2009 primarily related to $7.4 million of share-based compensation expense, compared to $15.0 million of share-based compensation expense for the six months ended November 30, 2008. The decrease also relates to lower head count at our dental reconstructive business as part of our ongoing operational improvement initiatives, partially offset by the timing of training and education donations made in the second fiscal quarter of 2010 versus the third fiscal quarter of 2009.

Research and Development

Research and development expense during the six months ended November 30, 2009 and November 30, 2008 was $50.1 million and $46.9 million, respectively, or 3.8% of net sales, respectively. Expenses through the six months ended November 30, 2009 have primarily been related to the following research and development projects: E1™ Antioxidant Infused Technology Tibial bearings (Reconstructive-Knees), Arcos™ Modular Revision Hip System (Reconstructive-Hips), Cobalt™ MV Bone Cement (Reconstructive-Other), OrthoPak® III and SpinalPak® III stimulation platform technologies (Fixation-Stimulation), ZipTight™ Fixation Device for Ankle Syndesmosis (Other-Sports Medicine), and JuggerKnot™ Soft Suture Anchor Technology (Other-Sports Medicine). In addition, European expenses have primarily been related to the following additional research and development projects: E1™ Avantage Hip Cup and Alpina™ Unicompartmental Lateral upgrades.

Amortization

Amortization expense for the six months ended November 30, 2009 was $190.1 million, or 14% of net sales, compared to $181.3 million for the six months ended November 30, 2008, or 14% of net sales.

Interest Expense

Interest expense was $261.6 million for the six months ended November 30, 2009, compared to interest expense of $280.3 million for the six months ended November 30, 2008. The decrease in interest expense was due to the following: 1) decrease in interest rates and 2) a lower average debt balance of $6,222.0 million for the six months ended November 30, 2009 compared to $6,252.4 million for the six months ended November 30, 2008, both partially offset by the Euro strengthening against the Dollar during the six months ended November 30, 2009 compared to an average Euro to Dollar conversion rate of 1.4378 for the six months ended November 30, 2008.

Other (Income) Expense

Other (income) expense was income of $14.9 million for the six months ended November 30, 2009, compared to an expense of $20.6 million for the six months ended November 30, 2008. The increase in other income for the six months ended November 30, 2009 primarily related to currency transaction gains of $11.9 million compared to currency transaction losses of $10.4 million for the six months ended November 30, 2008, as well as $5.2 million of other-than-temporary impairment on our investments. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the Euro compared to the U.S. Dollar on intercompany inventory purchases.

Provision for Taxes

The effective income tax rate increased to 59.2% for the six months ended November 30, 2009, compared to 39.3% for the six months ended November 30, 2008. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Liquidity and Capital Resources

Cash Flows – The following is a summary of the cash flows by activity for the six months ended November 30, 2009 and 2008:

	Six Months Ended November 30,
(in millions)	2009	2008
Net cash provided by (used in):
Operating activities	$81.1	$47.6
Investing activities	(112.5)	(95.1)
Financing activities	(66.9)	157.0
Effect of exchange rate changes on cash	0.3	(7.8)

Change in cash and cash equivalents	$(98.0)	$101.7

Six Months Ended November 30, 2009 as Compared to the Six Months Ended November 30, 2008

Our cash and cash equivalents was $117.6 million as of November 30, 2009 compared to $229.3 million as of November 30, 2008. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $81.1 million for the six months ended November 30, 2009, compared to net cash provided of $47.6 million for the six months ended November 30, 2008. Net cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the six months ended

November 30, 2009 included a net loss of $30.0 million, compared to a net loss of $99.6 million for the six months ended November 30, 2008. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable compared to the prior year. This was more than offset by an increase use of cash for other accruals, primarily due to $53.0 million for a previously disclosed litigation settlement associated with the King litigation paid in the current year. Cash paid for interest was lower by $20.0 million for the six months ended November 30, 2009 primarily due to a 49 basis point reduction in our weighted average interest rate. In addition, cash paid for taxes were lower by $8.4 million for the six months ended November 30, 2009 due to receipt of a tax refund related to prior fiscal year tax returns.

Investing Cash Flows

Net cash used in investing activities was $112.5 million for the six months ended November 30, 2009 compared to $95.1 million for the six months ended November 30, 2008. Cash flows used in investing activities for the six months ended November 30, 2009 primarily related to capital expenditures (including instruments) of $106.0 million, compared to capital expenditures (including instruments) of $92.9 million for the six months ended November 30, 2008.

Financing Cash Flows

Net cash used in financing activities was $66.9 million for the six months ended November 30, 2009, compared to net cash provided of $157.0 million for the six months ended November 30, 2008. Cash flows used in financing activities for the six months ended November 30, 2009 primarily related to voluntary payments under the non-U.S. revolving credit facility of $68.0 million, and mandatory payments under the senior secured credit facilities of $17.9 million, partially offset by proceeds under the non-U.S. revolving credit facility of $20.1 million. Cash flows provided by financing activities for the six months ended November 30, 2008 primarily related to proceeds under the senior secured asset-based revolving credit facility of $165.4 million and under the non-U.S. revolving credit facility of $25.3 million, partially offset by voluntary payments under the non-U.S. revolving credit facility of $16.8 million and mandatory payments under the senior secured credit facilities of $18.2 million. Voluntary payments on our debt were made in the current fiscal year due to our improved cash flow and more stability in the banking industry providing management the confidence to manage operations closer to our minimum operating cash and cash equivalent needs.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of November 30, 2009. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were borrowings under our asset-based revolving facility of $65.2 million as of November 30, 2009. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of November 30, 2009, required principal payments of $36.5 million are due within the next twelve months.

Our revolving borrowing base available under all debt facilities at November 30, 2009 was $791.5 million, which is net of the borrowing base limitations relating to the senior secured asset-based revolving facility.

(in millions)	Total	2010 and 2011	2012 and 2013	2014 and 2015	2016 and Thereafter
Contractual obligations (1)
Projected future benefit payments	$41.5	$7.1	$7.7	$7.8	$18.9
Long-term debt (including current maturities)	6,222.4	56.9	73.0	3,516.4	2,576.1
Interest payments (2)	3,118.0	735.2	901.7	791.3	689.8
Material purchase commitments	70.8	41.8	19.6	9.4	—
Outsourcing contract obligation	20.2	9.4	10.8	—	—

Total contractual obligations	$9,472.9	$850.4	$1,012.8	$4,324.9	$3,284.8

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.
(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at November 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $66.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

As of November 30, 2009, we had (1) approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $263.7 million available for borrowing under our senior secured asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) €100.0 million (approximately $150.0 million) available for borrowing under our non-U.S. facility. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Critical Accounting Estimates

There were no other changes in the six month period ended November 30, 2009 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2009, and Note 1 to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities – In June 2009, the FASB issued a standard to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. We do not intend to early adopt and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification – In June 2009, the FASB issued a standard that establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. This standard is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. We adopted this standard on September 1, 2009 and have eliminated citations for previous standards. The Codification does not change or alter existing GAAP, and therefore, the adoption of this standard did not have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures – In August 2009, the FASB issued a standard to further update the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. This update to the standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update to the standard also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. This standard is effective for interim periods and annual periods beginning after August 15, 2009. We adopted this standard on September 1, 2009. The adoption did not have any impact on our consolidated financial statements.

Management Services Agreement

Upon completion of the Transactions, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We are required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million for each of the three months ended November 30, 2009 and 2008, and $5.5 million and $5.3 million for the six months ended November 30, 2009 and 2008, respectively. We may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving us or any of our subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large diversified portfolios of the Sponsors, we and our employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of the transactions described above.

Consulting Agreement

On May 8, 2006, we entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in our Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. On January 14, 2010, we entered into a new consulting agreement with Dr. Miller, pursuant to which we will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with us and soliciting our employees during the term of the agreement and for a period of one year following such term.

Indemnification Priority Agreement

On January 11, 2010, we and LVB Acquisition, Inc. entered into an indemnification priority agreement with the Sponsors (or certain affiliates designated by the Sponsors) pursuant to which we and LVB Acquisition, Inc. clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by us and LVB Acquisition, Inc. pursuant to our respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, we acknowledged that as among us, LVB Acquisition, Inc. and the Sponsors and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Sponsors will be payable in the following priority: We will be the primary source of indemnification and advancement; LVB Acquisition, Inc. will be the secondary source of indemnification and advancement; and any obligation of a Sponsor-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to our, and then, LVB Acquisition, Inc. obligations. In the event that either we or LVB Acquisition, Inc. fails to indemnify or advance expenses to any such director in contravention of our obligations, and any Sponsor-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Sponsor-affiliated indemnitor will be subrogated to the rights of such director under any such Biomet or LVB Acquisition, Inc. indemnification agreement.

Equity Healthcare

Effective January 1, 2009, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2009, we had approximately 3,300 employees enrolled in our health benefit plans in the United States.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to us at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, with whom Michael Dal Bello and David McVeigh, members of our Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, we entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by our participants (including us), CPG receives a commission from the vendors in respect of such purchases.

Athough CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the Participation Agreement to an affiliate of Blackstone, with whom Michael Dal Bello and David McVeigh, members of our Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

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

Capital Contributions

We repurchased common shares of our parent company of $0.5 million and $1.1 million for the three and six months ended November 30, 2009, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. During the six months ended November 30, 2008, we received an additional capital contribution of $1.3 million from our parent company, net of repurchases of common shares, from the participation of management under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan. There were no additional contributions, net of repurchases of common shares, for the three months ended November 30, 2008.

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

The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009, our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Accounts receivable balances at November 30, 2009 include sales to government-owned or supported healthcare facilities in European countries including but not limited to, Greece, Spain, Italy and Turkey. These sales are subject to significant payment delays due to government funding and reimbursement practices and the decline in the financial conditions of these countries. We understand that this is an industry-wide issue. If significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers or collections could be pushed out significantly compared to when we have historically been paid. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

Item 4.	Controls and Procedures.

Managements’ evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2009. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of November 30, 2009.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the six months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 13, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part 1, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 1A.	Risk Factors

As of November 30, 2009, other than the risk factors listed below, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of healthcare reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.

Recently, President Obama and Congress have proposed significant reforms to the U.S. healthcare system. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. On November 7, 2009, the U.S. House of Representatives passed its healthcare reform bill, the Affordable Health Choices Act, H.R. 3962. Among other initiatives, this bill authorizes the creation of a national public plan that would negotiate rates with providers and would be offered through a new national health insurance exchange market, and imposes a 2.5% deductible excise tax on domestic sales of certain medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform over a period of 10 years. On December 24, 2009, the U.S. Senate passed its own version of a healthcare reform bill, the Patient Protection and Affordable Health Care Act, H.R. 3590. The Senate bill contains no provision for a public plan but does authorize the creation of at least two multi-state plans, at least one of which must be a not-for-profit, to be offered on a new national health insurance exchange market and also authorizes approximately $6 billion to fund a Consumer Operated and Oriented Plan to support the creation of non-profit, member-run health insurance companies that would be offered through the exchange. The Senate bill also includes a $2 billion annual non-deductible excise tax on medical device manufacturers and importers, which applies to any domestic sales of certain medical devices after December 31, 2009, rising to a $3 billion annual excise tax after 2017. It remains unclear how or when the differences between the two bills will be resolved, or if a final bill ultimately will be enacted. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty which healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, if the excise tax contained in the proposed legislation from either the House or Senate bills is enacted into law, our effective tax rate and results of operations would be materially and adversely affected.

Item 5.	Other Information

Indemnification Priority Agreement

On January 11, 2010, the Company and LVB Acquisition, Inc. entered into an indemnification priority agreement with the Sponsors (or certain affiliates designated by the Sponsors) pursuant to which the Company and LVB Acquisition, Inc. clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by the Company and LVB Acquisition, Inc. pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, the Company acknowledged that as among the Company, LVB Acquisition, Inc. and the Sponsors and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Sponsors will be payable in the following priority: The Company will be the primary source of indemnification and advancement; LVB Acquisition, Inc. will be the secondary source of indemnification and advancement; and any obligation of a Sponsor-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to the Company’s and, then, Parent’s obligations. In the event that either the Company or LVB Acquisition, Inc. fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Sponsor-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Sponsor-affiliated indemnitor will be subrogated to the rights of such director under any such Company or LVB Acquisition, Inc. indemnification agreement. The foregoing summary of the indemnification priority agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the indemnification priority agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Consulting Agreement

On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller an annual payment of $0.25 million payable in equal quarterly installments for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. The foregoing summary of Dr. Miller’s consulting agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the consulting agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2010.

BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Indemnification Priority Agreement, dated as of January 11, 2010, among the Company, LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P.

10.2	Consulting Agreement dates as of January 14, 2010 between Company and Dane A. Miller, Ph.D.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.