Form 10-Q
period 2010-02-28
BIOMET INC
filed 2010-04-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of February 28, 2010, there was no established public trading market for any of the common stock of the registrant. As of February 28, 2010, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions)

	(Unaudited)
	February 28, 2010	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$167.4	$215.6
Accounts receivable, net	522.7	511.1
Income tax receivable	16.7	20.0
Inventories	536.8	523.9
Deferred income taxes	78.2	78.4
Prepaid expenses and other	46.1	39.1

Total current assets	1,367.9	1,388.1
Property, plant and equipment, net	650.0	636.1
Investments	30.6	27.4
Intangible assets, net	5,402.5	5,680.0
Goodwill	4,794.9	4,780.5
Other assets	76.5	88.8

Total assets	$12,322.4	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$37.0	$81.2
Accounts payable	77.6	99.4
Accrued interest	137.4	73.1
Accrued wages and commissions	100.2	66.6
Other accrued expenses	225.6	310.9

Total current liabilities	577.8	631.2
Long-term liabilities:
Long-term debt, net of current portion	5,985.3	6,131.5
Deferred income taxes	1,708.0	1,816.3
Other long-term liabilities	185.8	181.6

Total liabilities	8,456.9	8,760.6
Shareholder’s equity:
Contributed and additional paid-in capital	5,597.2	5,584.4
Accumulated deficit	(1,746.5)	(1,713.4)
Accumulated other comprehensive income (loss)	14.8	(30.7)

Total shareholder’s equity	3,865.5	3,840.3

Total liabilities and shareholder’s equity	$12,322.4	$12,600.9

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

(in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net sales	$669.8	$615.0	$1,995.5	$1,864.8
Cost of sales	194.7	186.1	593.6	562.5

Gross profit	475.1	428.9	1,401.9	1,302.3

Selling, general and administrative expense	256.1	244.0	769.5	752.2
Research and development expense	26.6	20.0	76.7	66.9
Amortization	92.3	94.5	282.4	275.8
Goodwill & intangible assets impairment charge	—	448.5	—	448.5

Operating income (loss)	100.1	(378.1)	273.3	(241.1)

Interest expense	128.0	132.3	389.6	412.6
Other (income) expense	(4.0)	9.7	(18.9)	30.3

Other (income) expense, net	124.0	142.0	370.7	442.9

Loss before income taxes	(23.9)	(520.1)	(97.4)	(684.0)

Benefit from income taxes	(20.8)	(41.4)	(64.3)	(105.7)

Net loss	$(3.1)	$(478.7)	$(33.1)	$(578.3)

See notes to the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited) Nine Months Ended February 28,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(33.1)	$(578.3)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	415.8	396.2
Amortization of deferred financing costs	8.5	8.5
Stock-based compensation expense	14.3	26.3
Recovery of doubtful accounts receivable	(9.8)	(7.4)
Loss (gain) on investments, net	(3.0)	13.6
Goodwill & intangible assets impairment charge	—	448.5
Provision for inventory obsolescence	3.8	0.9
Deferred income taxes	(104.6)	(146.0)
Other	9.1	3.9
Changes in operating assets and liabilities:
Accounts receivable	(13.8)	(44.6)
Inventories	(35.9)	(22.7)
Prepaid expenses	(7.4)	1.1
Accounts payable	(21.1)	(6.9)
Income tax receivable	19.6	52.4
Accrued interest	64.3	59.3
Accrued expenses and other	(53.7)	(8.4)

Net cash provided by operating activities	253.0	196.4
Cash flows used in investing activities:
Proceeds from sales of investments	16.1	—
Purchases of investments	(13.3)	—
Net proceeds from sale of property and equipment	0.5	—
Capital expenditures	(146.9)	(127.4)
Acquisitions, net of cash acquired	(9.8)	(9.5)

Net cash used in investing activities	(153.4)	(136.9)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	20.3	45.6
Payments under revolving credit agreements	(68.4)	(23.5)
Payments under senior secured credit facility	(27.0)	(26.9)
Proceeds (payments) under asset based revolver	(65.2)	165.4
Repurchases of senior notes	(8.7)	—
Equity:
Capital contributions	—	3.7
Repurchase of LVB Acquisition, Inc. shares	(1.5)	(0.7)

Net cash provided by (used in) financing activities	(150.5)	163.6
Effect of exchange rate changes on cash	2.7	(11.4)
Increase (decrease) in cash and cash equivalents	(48.2)	211.7
Cash and cash equivalents, beginning of period	215.6	127.6

Cash and cash equivalents, end of period	$167.4	$339.3

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$316.9	$343.7

Income taxes	$21.5	$(0.7)

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). The unaudited condensed consolidated financial statements include all accounts of Biomet and all of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2009.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,329.0 million) principal amount Euro term loan on September 25, 2007. As of February 28, 2010, the Company’s net investment in European subsidiaries totaled €2,093.6 million ($2,854.4 million) and the outstanding principal balance of the Euro term loan was €855.3 million ($1,166.2 million). The difference of €1,238.3 million ($1,688.2 million) remained unhedged as of February 28, 2010. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding Euro denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the statement of operations.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. Dollars and Euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of February 28, 2010, the Company had a swap liability of $149.8 million, which consisted of $69.1 million short term, and $80.7 million long term, partially offset by a $5.4 million credit valuation adjustment. See the table below for existing contracts (U.S. Dollars and Euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at February 28, 2010 Asset (Liability)	Fair Value at May 31, 2009 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$—	$(1.6)
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(2.9)	(4.9)
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(2.6)	(3.5)
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(6.1)	(7.2)
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(3.4)	(3.5)
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(26.0)	(26.2)
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(4.2)	(3.8)
2 year	USD	$195.0	September 25, 2007	September 25, 2009	—	(2.7)
2 year	USD	150.0	March 25, 2008	March 25, 2010	(0.2)	(1.9)
3 year	USD	195.0	September 25, 2007	September 25, 2010	(5.2)	(10.1)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(2.6)	(2.9)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(13.6)	(16.5)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(5.5)	(4.6)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(57.7)	(60.7)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(9.3)	(6.9)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(4.6)	3.2
5 year	USD	195.0	September 25, 2009	September 25, 2014	(5.9)	0.3
Credit Valuation Adjustment					5.4	5.1

Total					$(144.4)	$(148.4)

The interest rate swaps are included in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are included in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The following represents applicable disclosure related to the interest rate swaps (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Nine Months Ended February 28, 2010 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended February 28, 2010
Interest rate swaps, net of tax	$2.5	Interest expense	$—	Other (income) expense	$—

As of February 28, 2010, the effective interest rate, including the applicable lending margin, on 91.2% ($2,085.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 6.83% through the use of interest rate swaps. The effective interest rate on 59.6% (€510.0 million) of the outstanding principal of the Company’s Euro term loan was fixed at 7.30% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and Euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.24%, and 3.38%, respectively. As noted in Note 7 to the unaudited condensed consolidated financial statements, the remaining debt instruments have fixed interest rates. As of February 28, 2010, the Company’s weighted average interest rate on all its debt was 8.16%.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations (continued).

Other Comprehensive Income – Other comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of February 28, 2010, foreign investments were all permanent in nature.

Accumulated other comprehensive income (loss) and the related components as included in other total comprehensive income (loss) are included in the table below:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Accumulated other comprehensive income (loss), net of tax:
Beginning of period	$121.3	$(182.1)	$(30.7)	$252.8
Unrecognized actuarial gain (loss) on pension assets	2.1	—	1.0	—
Foreign currency translation adjustments	(118.7)	(28.8)	40.2	(402.2)
Unrealized gain (loss) on interest rate swaps	10.0	(4.3)	2.5	(66.5)
Unrealized gain (loss) on available-for-sale securities	0.1	3.2	1.8	3.9

End of period	$14.8	$(212.0)	$14.8	$(212.0)

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

Factoring – During the three months ended February 28, 2010, the Company sold certain trade receivables in Spain to a financial institution in a total amount of €5.5 million (approximately $7.5 million). Control and risk of those trade receivables were fully transferred and accounted for as a sale.

The agreement pursuant to which the Company sells some of its Spanish trade receivables is structured such that the Company (1) transfers the proprietary rights in the receivable from the Company to the financial institution, (2) legally isolates the receivable from the Company’s other assets, and presumptively puts the receivable beyond the lawful reach of the Company and its creditors, even in bankruptcy or other receivership, (3) confers on the financial institution the right to pledge or exchange the receivable, and (4) eliminates the Company’s effective control over the receivable, in the sense that the Company is not entitled and shall not be obligated to repurchase the receivable other than in case of failure by the Company to fulfill its commercial obligation.

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

Research and Development – Research and development costs are charged to expense as incurred. In-process research and development (“IPRD”) is recognized in business combinations as an asset, and in asset acquisitions as an expense, for the portion of the purchase price allocated to the appraised value of inprocess technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use.

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

Goodwill and Other Intangible Assets – The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. No impairment indicators existed at February 28, 2010. In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total, to the fair value of these units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill impairment test, assets and liabilities are allocated to the individual reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities – In June 2009, the FASB issued a standard to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. The Company adopted this standard on December 1, 2009. The adoption did not have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities – In December 2009, the FASB issued a standard to further update the financial reporting with variable interest entities (“VIE”). This update to the standard requires that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. This update also eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. The Company is required to adopt this standard on June 1, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Fair Value Measurements and Disclosures – In January 2010, the FASB issued a standard to further update the fair value measurement guidance to improve fair value measurement disclosures. This update to the standard requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s effective date for the new disclosures and clarifications is the quarter beginning March 1, 2010, and for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements is June 1, 2011. When effective, the Company will comply with the disclosure provisions of this new standard. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Subsequent Events – In February 2010, the FASB issued a standard to amend the subsequent events guidance. The amendment states that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This standard is effective immediately.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 2—Inventories.

Inventories are stated at lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. The Company retains title to all inventory held on consignment at hospitals or with field representatives. Inventories consisted of the following:

(in millions)	February 28, 2010	May 31, 2009
Raw materials	$76.1	$90.3
Work-in-process	45.7	52.8
Finished goods	153.8	157.5
Consigned distributor & field inventory	261.2	223.3

Inventories	$536.8	$523.9

Note 3—Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Related maintenance and repairs are expensed as incurred. In accordance with guidance issued by the FASB for impairment and disposal of long-lived assets, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset, or asset group, are less than its carrying amount, with the amount of the loss equal to the excess of carrying cost of the asset, or asset group, over the estimated fair value. Depreciation on instruments is included within cost of sales. Property, plant and equipment consisted of the following:

(in millions)	February 28, 2010	May 31, 2009
Land and land improvements	$46.4	$46.4
Buildings and leasehold improvements	134.1	137.9
Machinery and equipment	288.0	262.0
Instruments	449.4	361.2
Construction in progress	22.8	17.6

Total property, plant and equipment	940.7	825.1
Accumulated depreciation	(290.7)	(189.0)

Total property, plant and equipment, net	$650.0	$636.1

Note 4—Investments.

At February 28, 2010, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$11.9	$2.3	$—	$14.2
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	(0.1)	0.6

Total available-for-sale	13.1	2.3	(0.2)	15.2
Other	15.4	—	—	15.4

Total	$28.5	$2.3	$(0.2)	$30.6

At May 31, 2009, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$24.6	$—	$(0.5)	$24.1
Equity securities	0.7	—	(0.1)	0.6

Total available-for-sale	25.3	—	(0.6)	24.7
Other	2.9	—	(0.2)	2.7

Total	$28.2	$—	$(0.8)	$27.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 4—Investments (continued).

The proceeds from sales of available-for-sale and held-to-maturity securities were $9.8 million and $16.1 million for the three and nine months ended February 28, 2010, respectively. There were purchases of available-for-sale and held-to-maturity securities of $9.5 million and $13.3 million for the three and nine months ended February 28, 2010, respectively. There were no sales or purchases of available-for-sale or held-to-maturity securities for the three and nine months ended February 28, 2009, respectively. The cost of marketable securities sold is determined by the specific identification method. The Company recorded in other (income) expense a net realized gain on sales of available-for-sale securities of $1.8 million and $3.0 million for the three and nine months ended February 28, 2010, respectively. There were no net realized gains or losses on sales for available-for-sale securities for the three and nine months ended February 28, 2009.

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

As of February 28, 2010, the Company held auction-rate securities of $12.2 million. These securities are AAA-rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of February 28, 2010 because of the inability to predict when the market will stabilize. The securities continue to earn and be paid interest at the maximum contractual rate. The Company has evaluated these securities for temporary or other-than-temporary impairment at February 28, 2010. In doing so, the Company has considered a variety of factors, including intent, liquidity factors, ability to generate alternative cash, other broker pricing, and internally-generated fair value analysis. During the nine months ended February 28, 2010, the market for some of these auction-rate securities continued to recover and a significant portion of the Company’s holdings were either redeemed by the issuer or sold by the Company for net proceeds of $15.8 million. The Company recorded in other (income) expense a net realized gain of $3.0 million with respect to these liquidated securities. At this point, the Company is unable to predict if or when the remaining securities will be settled and at what amount. No additional temporary or other-than-temporary impairment was recorded during the three or nine months ended February 28, 2010.

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

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	February 28, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.2	$—	$3.2	$—
Auction-rate securities	12.2	—	—	12.2
Other	15.2	14.2	0.7	0.3

Total assets	$30.6	$14.2	$3.9	$12.5

Liabilities:
Interest rate swaps	$144.4	$—	$144.4	$—

Total liabilities	$144.4	$—	$144.4	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. At February 28, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at May 31, 2009	$22.7
Total net gains included in earnings	3.0
Total unrealized gains included in other comprehensive income	2.6
Total proceeds from sale of available-for-sale securities	(15.8)

Balance at February 28, 2010	$12.5

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended February 28, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 6—Goodwill and Other Intangible Assets.

The balance of goodwill as of February 28, 2010 and May 31, 2009 was $4,794.9 million and $4,780.5 million, respectively. The change in goodwill from May 31, 2009 to February 28, 2010 was primarily a result of foreign currency fluctuations.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the strengthening of the Euro against the U.S. Dollar, as well as amortization.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Goodwill and Other Intangible Assets (continued).

Intangible assets consisted of the following at February 28, 2010 and May 31, 2009 (in millions):

	February 28, 2010			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,081.4	$(282.7)	$1,798.7	$2,081.4	$(201.3)	$1,880.1
Completed technology	664.9	(123.1)	541.8	664.9	(85.9)	579.0
Product trade names	183.5	(26.9)	156.6	181.5	(18.8)	162.7
Customer relationships	2,934.2	(533.6)	2,400.6	2,930.0	(379.1)	2,550.9
Non-compete contracts	4.6	(1.0)	3.6	4.3	(0.3)	4.0

Sub-total	5,868.6	(967.3)	4,901.3	5,862.1	(685.4)	5,176.7
Corporate trade names	397.6	—	397.6	393.0	—	393.0
Currency translation	122.4	(18.8)	103.6	129.1	(18.8)	110.3

Total	$6,388.6	$(986.1)	$5,402.5	$6,384.2	$(704.2)	$5,680.0

The weighted average remaining useful life of the intangibles at February 28, 2010 was as follows:

Weighted Average Useful Life
Core technology	18 Years
Completed technology	12 Years
Product trade names	16 Years
Customer relationships	17 Years
Non-compete contracts	4 Years
Corporate trade names	Indefinite life

Expected amortization expense for the years ending May 31, 2010 through 2014 is $373.3 million, $365.0 million, $357.2 million, $348.7 million, and $339.3 million, respectively.

Note 7—Debt.

The terms and carrying value of each debt instrument at February 28, 2010 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	February 28, 2010		May 31, 2009		Premium on Notes at February 28, 2010		Premium on Notes at May 31, 2009
Debt Instruments
European facilities	No Maturity Date	Primarily	Euro		€5.4		€37.2		€—		€—
		Euribor + 1.90%			$7.4		$52.6		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars		$2,287.3		$2,304.7		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	Euro		€855.3		€861.9		€—		€—
					$1,166.2		$1,220.0		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars		$—		$—		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euro & US Dollars	$/€	—	$/€		$/€		$/€
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars		$—		$65.2		$—		$—
Senior cash pay notes	October 15, 2017	10%	US Dollars		$771.0		$775.0		$1.7		$2.0
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars		$771.0		$775.0		$0.9		$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars		$1,015.0		$1,015.0		$1.8		$2.1

			Total		$6,017.9		$6,207.5		$4.4		$5.2

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7—Debt (continued).

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. Dollar and Euro term loans. The 3-month LIBOR rate for the U.S. Dollar term loan as of February 28, 2010 was 0.25%. The Euro term loan had a 3-month LIBOR rate of 0.67% as of February 28, 2010. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2009, September 30, 2009, and December 31, 2009, respectively, for the U.S. Dollar denominated term loan facility, and made required payments of $3.1 million, $3.2 million, and $3.3 million on June 30, 2009, September 30, 2009, and December 31, 2009, respectively, for the Euro denominated term loan facility. There were no borrowings under the asset-based revolving credit facility as of February 28, 2010. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 Euro to $1.3634 and $1.4154, which represents the currency exchange rate from Euros to U.S. Dollars on February 28, 2010 and May 31, 2009, respectively.

The Company’s revolving borrowing base available under all debt facilities at February 28, 2010 was $839.2 million, which is net of the borrowing base limitations relating to the senior secured asset-based revolving facility.

As of February 28, 2010, $59.6 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the life of the credit agreement.

During the three months ended February 28, 2010, the Company repurchased certain 10% Senior Cash Pay Notes having a par value of $4.0 million and certain 10 3 /8% Senior PIK/Toggle Notes having a par value of $4.0 million. The Company paid $8.9 million to settle the transaction and retire the debt on February 2, 2010, which included accrued interest of $0.2 million and a loss on the extinguishment of the debt of $0.7 million. In conjunction with this transaction, the Company wrote off debt issuance costs of $0.1 million and bond premiums of $0.2 million.

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

Share-based compensation expense recognized was $4.8 million and $7.5 million for the three months ended February 28, 2010 and 2009, respectively, and $14.3 million and $26.3 million for the nine months ended February 28, 2010 and 2009, respectively.

Note 9—Income Taxes.

The Company applies guidance issued by the FASB for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The amount of unrecognized tax benefits at February 28, 2010 was $70.9 million, $55.8 million of which would impact the Company’s effective tax rate, if recognized. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to materially change over the next twelve months.

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

The effective income tax rate increased to 66.0% for the nine months ended February 28, 2010 compared to 15.4% for the nine months ended February 28, 2009. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

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

Net sales by product category are as follows (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net sales by product:
Reconstructive	$508.4	$453.8	$1,499.6	$1,383.2
Fixation	58.4	57.0	175.3	175.5
Spinal	56.1	53.8	174.2	160.4
Other	46.9	50.4	146.4	145.7

Total	$669.8	$615.0	$1,995.5	$1,864.8

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 10—Segment Reporting (continued).

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net sales by geographic segment:
United States	$412.6	$387.9	$1,220.9	$1,135.9
Europe	181.4	167.8	542.4	532.6
International	75.8	59.3	232.2	196.3

Total	$669.8	$615.0	$1,995.5	$1,864.8

	February 28, 2010	May 31, 2009
Long-term assets(1) by geographic segment:
United States	$7,577.4	$7,775.3
Europe	2,171.5	2,286.2
International	1,098.5	1,035.1

Total	$10,847.4	$11,096.6

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries are fully, unconditionally, jointly and severally guaranteeing the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee the Company’s senior secured cash flow facilities.

The following unaudited condensed consolidating financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

Unaudited Condensed Consolidating Balance Sheets

	February 28, 2010
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$111.0	$56.4	$—	$167.4
Accounts receivable, net	—	245.2	277.5	—	522.7
Income tax receivable	—	16.4	0.3	—	16.7
Inventories	—	298.6	314.4	(76.2)	536.8
Deferred income taxes	—	69.3	8.9	—	78.2
Prepaid expenses and other	—	18.1	28.0	—	46.1

Total current assets	—	758.6	685.5	(76.2)	1,367.9
Property, plant and equipment, net	—	378.3	277.6	(5.9)	650.0
Investments	—	30.6	—	—	30.6
Investment in subsidiaries	10,017.4	—	—	(10,017.4)	—
Intangible assets, net	—	3,741.1	1,661.4	—	5,402.5
Goodwill	—	3,463.9	1,331.0	—	4,794.9
Other assets	—	65.2	11.3	—	76.5

Total assets	$10,017.4	$8,437.7	$3,966.8	$(10,099.5)	$12,322.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$35.3	$—	$1.7	$—	$37.0
Accounts payable	—	42.5	35.1	—	77.6
Accrued interest	137.0	—	0.4	—	137.4
Accrued wages and commissions	—	61.6	38.6	—	100.2
Other accrued expenses	—	164.0	61.6	—	225.6

Total current liabilities	172.3	268.1	137.4	—	577.8
Long-term liabilities:
Long-term debt, net of current portion	5,979.6	—	5.7	—	5,985.3
Deferred income taxes	—	1,700.5	7.5	—	1,708.0
Other long-term liabilities	—	145.3	40.5	—	185.8

Total liabilities	6,151.9	2,113.9	191.1	—	8,456.9
Shareholder’s equity	3,865.5	6,323.8	3,775.7	(10,099.5)	3,865.5

Total liabilities and shareholder’s equity	$10,017.4	$8,437.7	$3,966.8	$(10,099.5)	$12,322.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	May 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$178.9	$36.7	$—	$215.6
Accounts receivable, net	—	237.0	274.1	—	511.1
Income tax receivable	—	20.0	—	—	20.0
Inventories	—	291.5	306.6	(74.2)	523.9
Deferred income taxes	—	70.6	7.8	—	78.4
Prepaid expenses and other	—	15.1	24.0	—	39.1

Total current assets	—	813.1	649.2	(74.2)	1,388.1
Property, plant and equipment, net	—	391.1	250.2	(5.2)	636.1
Investments	—	27.4	—	—	27.4
Investment in subsidiaries	10,073.5	—	—	(10,073.5)	—
Intangible assets, net	—	3,927.4	1,752.6	—	5,680.0
Goodwill	—	3,461.9	1,318.6	—	4,780.5
Other assets	—	44.9	43.9	—	88.8

Total	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.8	$—	$45.4	$—	$81.2
Accounts payable	—	62.7	36.7	—	99.4
Accrued interest	73.1	—	—	—	73.1
Accrued wages and commissions	—	43.2	23.4	—	66.6
Other accrued expenses	—	232.6	78.3	—	310.9

Total current liabilities	108.9	338.5	183.8	—	631.2
Long-term debt	6,124.3	—	7.2	—	6,131.5
Deferred income taxes	—	1,808.7	7.6	—	1,816.3
Other long-term liabilities	—	143.3	38.3	—	181.6

Total liabilities	6,233.2	2,290.5	236.9	—	8,760.6
Shareholder’s equity	3,840.3	6,375.3	3,777.6	(10,152.9)	3,840.3

Total liabilities and shareholder’s equity	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

Unaudited Condensed Consolidating Statements of Operations

	Three Months Ended February 28, 2010
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$426.7	$243.1	$—	$669.8
Cost of sales	—	111.8	118.8	(35.9)	194.7

Gross profit	—	314.9	124.3	35.9	475.1
Operating expenses	—	248.0	127.0	—	375.0

Operating income (loss)	—	66.9	(2.7)	35.9	100.1
Other (income) expense, net	127.3	(1.6)	(1.7)	—	124.0

Income (loss) before income taxes	(127.3)	68.5	(1.0)	35.9	(23.9)
Tax expense (benefit)	(52.1)	24.0	(0.2)	7.5	(20.8)
Equity in earnings of subsidiaries	72.1	—	—	(72.1)	—

Net income (loss)	$(3.1)	$44.5	$(0.8)	$(43.7)	$(3.1)

	Three Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$400.1	$214.9	$—	$615.0
Cost of sales	—	114.0	104.8	(32.7)	186.1

Gross profit	—	286.1	110.1	32.7	428.9
Goodwill & intangible assets impairment charge	—	5.0	443.5		448.5
Operating expenses	—	269.6	88.9	—	358.5

Operating income (loss)	—	11.5	(422.3)	32.7	(378.1)
Other (income) expense, net	132.0	28.3	(18.3)	—	142.0

Income (loss) before income taxes	(132.0)	(16.8)	(404.0)	32.7	(520.1)
Tax expense (benefit)	(10.5)	(1.4)	(32.0)	2.5	(41.4)
Equity in earnings of subsidiaries	(387.4)	—	—	387.4	—

Net income (loss)	$(508.9)	$(15.4)	$(372.0)	$417.6	$(478.7)

	Nine Months Ended February 28, 2010
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,266.5	$729.0	$—	$1,995.5
Cost of sales	—	354.8	357.5	(118.7)	593.6

Gross profit	—	911.7	371.5	118.7	1,401.9
Operating expenses	—	741.3	387.3	—	1,128.6

Operating income (loss)	—	170.4	(15.8)	118.7	273.3
Other (income) expense, net	387.8	(3.2)	(13.9)	—	370.7

Income (loss) before income taxes	(387.8)	173.6	(1.9)	118.7	(97.4)
Tax expense (benefit)	(147.3)	60.7	(0.4)	22.7	(64.3)
Equity in earnings of subsidiaries	207.4	—	—	(207.4)	—

Net income (loss)	$(33.1)	$112.9	$(1.5)	$(111.4)	$(33.1)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Guarantor and Non-guarantor Financial Statements (continued).

	Nine Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,181.2	$683.6	$—	$1,864.8
Cost of sales	—	319.3	333.7	(90.5)	562.5

Gross profit	—	861.9	349.9	90.5	1,302.3
Goodwill & intangible assets impairment charge		5.0	443.5		448.5
Operating expenses	—	808.7	286.2	—	1,094.9

Operating income (loss)	—	48.2	(379.8)	90.5	(241.1)
Other expense, net	411.5	23.0	3.4	5.0	442.9

Income (loss) before income taxes	(411.5)	25.2	(383.2)	85.5	(684.0)
Tax expense (benefit)	(63.4)	3.8	(59.1)	13.0	(105.7)
Equity in earnings of subsidiaries	(302.6)	—	—	302.6	—

Net income (loss)	$(650.7)	$21.4	$(324.1)	$375.1	$(578.3)

Unaudited Condensed Consolidating Statements of Cash Flows

	Nine Months Ended February 28, 2010
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$38.9	$251.8	$73.7	$(111.4)	$253.0
Cash flows provided by (used in) investing activities	63.5	(319.7)	(8.6)	111.4	(153.4)
Cash flows used in financing activities	(102.4)	—	(48.1)	—	(150.5)
Effect of exchange rate changes on cash	—	—	2.7	—	2.7

Increase (decrease) in cash and cash equivalents	—	(67.9)	19.7	—	(48.2)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$111.0	$56.4	$—	$167.4

	Nine Months Ended February 28, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(141.5)	$256.9	$81.0	$—	$196.4
Cash flows used in investing activities	—	(66.3)	(70.6)	—	(136.9)
Cash flows provided by financing activities	141.5	—	22.1	—	163.6
Effect of exchange rate changes on cash	—	—	(11.4)	—	(11.4)

Increase in cash and cash equivalents	—	190.6	21.1	—	211.7
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$291.6	$47.7	$—	$339.3

Note 12—Restructuring.

In fiscal 2009, the Company initiated a global cost savings program to better manage its cost base in response to the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness. The program included the termination of approximately 386 employees and the closure of certain manufacturing and distribution locations in fiscal 2009 and continuing through February 28, 2010.

In connection with the restructuring plan, the Company recorded $0.6 million and $4.0 million in restructuring charges during the three and nine months ended February 28, 2010, respectively. A summary of the severance and benefit costs in the period presented is as follows:

Severance and Benefit Costs
Restructuring Accrual:
May 31, 2009	$5.6
Costs incurred and charged to expense	4.0
Costs paid or otherwise settled	(6.9)
Non-cash adjustments(1)	0.7

February 28, 2010	$3.4

(1)	Primarily related to foreign currency fluctuations, including the strengthening of the Euro against the U.S. Dollar.

Payments related to severance and benefits are expected to be paid in full by May 31, 2010.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Contingencies.

U.S Department of Justice Consulting Agreement Investigation

On September 27, 2007, the Company settled the U.S. government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute. As part of the resolution of this matter, the Company entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG-HHS). The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. If the Company does not continue to comply with the terms of the CIA, OIG-HHS could exclude the Company from participation in all federal healthcare programs, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

U.S. Department of Justice EBI Products Investigations and Other Matters

In May 2007, the Company received a subpoena from the U.S. Department of Justice (DOJ) through the U.S. Attorney for the Southern District of West Virginia requesting documents generally relating to a certain number of spinal products manufactured, marketed and sold by the Company’s EBI subsidiary for the period from January 1999 through the present. In June 2007, the Company received a second administrative subpoena from the U.S. Attorney for the Southern District of West Virginia requesting documents relating to a specific physician’s assistant. The Company has responded to the subpoenas and does not anticipate any further action against it by the DOJ in regards to this matter.

In April 2009, the Company received a subpoena from the DOJ through the U.S. Attorney for the District of Massachusetts requesting various documents relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is in the process of responding to the subpoena and will comply as required with the terms of the subpoena. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, the Company became aware of a qui tam complaint originally filed in March 2005 by an individual plaintiff against the principal manufacturers of bone growth stimulation devices, including the Company, the Company’s parent, LVB Acquisition, Inc., and EBI. The U.S. District Court for the District of Massachusetts ordered that the complaint be unsealed on March 24, 2009 and the Company, LVB Acquisition, Inc. and EBI were served with a summons and complaint in September 2009. The complaint alleges a cause of action under the False Claims Act and appears to focus on alleged reimbursement-related false claims associated primarily with the sale versus the rental of those devices. The Company believes that this complaint is related to the subpoena issued by the DOJ requesting documentation relating to EBI’s osteogenesis and bone growth stimulation devices. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

In February 2010, the Company received a subpoena from the OIG-HHS requesting various documents relating to agreements or arrangements between physicians and the Company’s Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the OIG. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, the Company received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the DOJ requesting any information provided to the SEC be provided to the DOJ on a voluntary basis. The Company believes it has fully cooperated with both requests and has conducted its own review relating to these matters in certain countries in which the Company and its distributors conduct business. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

Massachusetts AG

The Company received a Civil Investigative Demand (“CID”) issued by the Commonwealth of Massachusetts Office of the Attorney General (“Massachusetts AG”) on or about November 19, 2007. The CID requested documents concerning certain physicians and provider groups, including, among other things, documents concerning any contracts or agreements with, and any payments made to, those physicians or provider groups. The Company has responded to the CID and does not anticipate any further action against it by the Massachusetts AG in regards to this matter.

Other Matters

On December 30, 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against the Company and various of its subsidiaries, including Biomet Europe BV, alleging that the Company and its subsidiaries misappropriated Heraeus Kulzer trade secrets when developing its line of European bone cements in 2005. The lawsuit seeks damages in excess of €30.0 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company has filed its response(s) and is awaiting the first hearing on the matter. The Company can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

Note 13—Contingencies (continued).

been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010. The settlement did not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. On February 12, 2010, EBI reached an agreement in principle with the three remaining plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs and subsequently entered into settlement agreements with each of the plaintiffs. The settlement agreements provide that each of the three plaintiffs fully release EBI as a condition to receipt of the confidential settlement payments, which amounts have been previously accrued by the Company as part of its reserve for this matter and have been paid out of the Company’s available cash balances. The settlement agreements contain no admission of wrongdoing by the Company or any of its subsidiaries.

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

Note 14—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million and $2.6 million for the three months ended February 28, 2010 and 2009, respectively, and $8.3 million and $7.9 million for the nine months ended February 28, 2010 and 2009, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large diversified portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of the transactions described above.

Consulting Agreement

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. The total amount paid to Dr. Miller under the new consulting agreement during the three and nine months ended February 28, 2010 was $0.4 million.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of February 28, 2010, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

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

Capital Contributions

The Company repurchased common shares of its parent company of $0.4 million and $1.5 million for the three and nine months ended February 28, 2010, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. During the three and nine months ended February 28, 2009, the Company received additional capital contributions of $1.7 million and $3.0 million, respectively, from its parent company, net of repurchases of common shares, from the purchase of common stock of LVB Acquisition, Inc. by certain members of management and certain third party distributors. The Company did not receive capital contributions for the three or nine months ended February 28, 2010.

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

Executive Overview

Our net sales increased 9% to $669.8 million for the three months ended February 28, 2010 compared to $615.0 million for the three months ended February 28, 2009 primarily due to strong sales growth in the International geographic market, as well as mid to high single-digit growth in the U.S. and Europe geographic markets. The effect of foreign currency fluctuations positively impacted growth on a reported basis of net sales by $20.0 million, or 3%. Pricing within the domestic and international markets was slightly negative with both volume and mix being favorable. The following represents key sales growth statistics for the three months ended February 28, 2010 compared to the three months ended February 28, 2009:

•	Reconstructive product sales increased 12% worldwide and 10% in the U.S.

•	Knee sales increased 17% worldwide and 13% in the U.S.

•	Hip sales increased 8% worldwide and 3% in the U.S.

•	Extremities sales increased 31% worldwide and 45% in the U.S.

•	Dental product sales increased 3% worldwide and 1% in the U.S.

•	Spinal product sales increased 4% worldwide and 3% in the U.S.

Our operating income for the three months ended February 28, 2010 was $100.1 million compared to an operating loss of $378.1 million for the three months ended February 28, 2009. Operating income for the three months ended February 28, 2009 was negatively impacted by the goodwill and definite and indefinite-lived intangible assets impairment charge of $448.5 million. This increase is also due to the following: 1) increase in the geographic mix of sales in the U.S. versus outside the U.S. compared to the prior year, as sales prices are typically higher in the U.S, and 2) closely managing discretionary sales, general and administrative expenses, especially at locations experiencing lower sales growth.

Our interest expense for the three months ended February 28, 2010 was $128.0 million, as compared to $132.3 million for the three months ended February 28, 2009, primarily due to lower interest rates on variable rate debt.

Net loss for the three months ended February 28, 2010 was $3.1 million or $475.6 million less than the same period in the prior year, primarily due to the goodwill and definite and indefinite-lived intangible assets impairment charge of $448.5 million recorded during the three months ended February 28, 2009.

Net cash provided by operating activities was $253.0 million for the nine months ended February 28, 2010, as compared to net cash provided of $196.4 million for the nine months ended February 28, 2009, with the current year being significantly impacted by a $53.0 million previously disclosed litigation settlement. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable, inventory and accounts payable of $3.0 million in the aggregate for the nine months ended February 28, 2010 compared to the same period in the prior year.

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

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. Recently, President Obama and Congress proposed significant reforms to the U.S. healthcare system. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact the results of operations following December 31, 2012, we cannot predict the effect such legislation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursement for our products, reduce medical procedure volumes and impact our business and results of operations, possibly materially.

Outside of the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors or government funding of healthcare outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have recently reduced or tightened government funding of healthcare and reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

In May 2009, President Obama’s administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: 1) limitations on the deferral of U.S. taxation of foreign earnings, 2) limitations on the ability to claim and utilize foreign tax credits, and 3) deferral of various tax deductions until non-U.S. earnings are repatriated to the U.S. Each of these proposals would be effective for taxable years beginning after December 31, 2010. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional approval. However, if any of these proposals are enacted into law, they could impact our effective tax rate and cash paid for taxes.

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

Results of Operations

Three Months Ended February 28, 2010 as Compared to the Three Months Ended February 28, 2009

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Three Months Ended February 28, 2010	Percentage of Net Sales	Three Months Ended February 28, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$669.8	100%	$615.0	100%	9%
Cost of sales	194.7	29	186.1	30	5

Gross profit	475.1	71	428.9	70	11
Selling, general and administrative expense	256.1	38	244.0	40	5
Research and development expense	26.6	4	20.0	3	33
Amortization	92.3	14	94.5	15	(2)
Goodwill & intangible assets impairment charge	—	—	448.5	73	(100)

Operating income (loss)	100.1	15	(378.1)	(61)	(126)
Interest expense	128.0	19	132.3	21	(3)
Other (income) expense	(4.0)	(1)	9.7	2	(141)

Other expense, net	124.0	19	142.0	23	(13)

Loss before income taxes	(23.9)	(4)	(520.1)	(84)	(95)
Benefit from income taxes	(20.8)	(3)	(41.4)	(7)	(50)

Net loss	$(3.1)	—%	$(478.7)	(77)%	(99)%

Sales

Net sales were $669.8 million for the three months ended February 28, 2010 and $615.0 million for the three months ended February 28, 2009. Sales growth of 9% was primarily due to strong sales growth in the International geographic market, as well as mid to high single-digit growth in the U.S. and Europe geographic markets. The effect of foreign currency fluctuations positively impacted growth on a reported basis of net sales by $20.0 million, or 3% during the three months ended February 28, 2010, primarily due to the Euro strengthening against the U.S. Dollar. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Percentage Increase/ (Decrease)
United States	$412.6	$387.9	6%
Europe	181.4	167.8	8
International (1)	75.8	59.3	28

Total	$669.8	$615.0	9%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Percentage Increase/ (Decrease)
Reconstructive	$508.4	$453.8	12%
Fixation	58.4	57.0	2
Spinal	56.1	53.8	4
Other	46.9	50.4	(7)

Total	$669.8	$615.0	9%

Reconstructive

Worldwide net sales of reconstructive products for the three months ended February 28, 2010 were $508.4 million, or 76% of net sales, representing a 12% increase compared to net sales of $453.8 million, or 74% of net sales, during the three months ended February 28, 2009. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by $17.3 million, or 4%.

Global knee product sales increased 17% worldwide and increased 13% in the United States during the three months ended February 28, 2010. There was continued strong market demand for the Vanguard® Complete Knee System along with positive market acceptance of technologies, including the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care Program, and the Regenerex® Primary Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provide Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care Program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Primary Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System, the Biomet® Modular Tray and the Oxford® Partial Knee System.

Global hip product sales increased 8% worldwide, with a 3% sales increase in the United States during the three months ended February 28, 2010. The primary drivers of the global sales growth included the Regenerex® Ringloc® + Modular Acetabular Systems, E1™ Antioxidant Infused Technology Bearings, the Biolox delta™ (a trademark of CeramTec AG) Ceramic Femoral Heads, and the Taperloc® Microplasty® Hip Stem. In addition, products that contributed to hip sales growth in Europe included the Exceed ABT™ Advanced Bearing Technologies Acetabular System, driven primarily by its ceramic-on-ceramic and E1™ Antioxidant Infused Technology Bearing options, and the Biolox delta™ Ceramic Femoral Heads.

Global extremity product sales increased 31% worldwide, with a 45% sales increase in the United States during the three months ended February 28, 2010. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems, the Comprehensive® Fracture System, the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the anatomical and reverse versions of the T.E.S.S. Shoulder System.

Dental reconstructive device sales increased 3% worldwide, with a 1% sales increase in the United States during the third quarter of fiscal 2010. The effect of foreign currency fluctuations positively impacted growth on a reported basis by $2.8 million, or 5%. There was continued strong market acceptance of our patient specific products, including the Encode® Complete System, which uses CAD/CAM technology that eliminates the need for an implant level impression. There was also strong sales growth for the Nanotite™ Tapered PREVAIL® Implant.

Unfavorable conditions in the economy have continued to have an adverse effect on our dental business during the three months ended February 28, 2010, but to a lesser extent than prior fiscal quarters, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have undertaken, and continue to undertake, certain operating initiatives in connection with the business, we anticipate that the growth rate of our worldwide dental business will remain flat due to the current global recessionary environment. In addition, it is difficult to predict when the dental business will begin to grow given the discretionary nature of dental implant procedures.

Fixation

Worldwide net sales of fixation products for the three months ended February 28, 2010 were $58.4 million, or 9% of net sales, representing a 2% increase compared to net sales of $57.0 million, or 9% of net sales, during the three months ended February 28, 2009. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by

$1.2 million, or 2%. Sales of fixation products reflected double digit growth of craniomaxillofacial fixation sales and positive sales growth for internal fixation sales, which were offset by decreased sales of external fixation and electrical stimulation products. During the three months ended February 28, 2010, there was continued strong market demand for the TraumaOne™ Fixation System and the X-Drive ThinFlap™ System, which contributed to the sales growth for craniomaxillofacial fixation. The primary drivers of the internal fixation sales growth included the OptiLock® Proximal Humeral Plating System, the Phoenix™ Ankle Arthrodesis Nail, the Biomet® Pediatric Locking Nail System, and the Forerunner™ Plating System.

Spinal

Worldwide net sales of spinal products for the three months ended February 28, 2010 were $56.1 million, or 8% of net sales, representing a 4% increase compared to net sales of $53.8 million, or 9% of net sales, during the three months ended February 28, 2009. Sales growth in the spine hardware and orthobiologics product category was impacted by a slight decrease in spinal stimulation sales. Key spacer products during the three months ended February 28, 2010 included the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio® Biomaterial Solutions) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature Spacer manufactured from PEEK-OPTIMA® material, and the ESL® Posterior Spacer manufactured from PEEK-OPTIMA® material. Key thoracolumbar products included the Polaris™ product line including the Polaris™ Deformity System, which utilizes the Helical Flange® (a registered trademark of Roger P. Jackson, M.D.) locking technology and features Trivium™ Derotation instruments. Sales of cervical products were driven by the MaxAn™ Anterior Cervical Plate System (the MaxAn™ Anterior Cervical Plate System incorporates technology developed by Gary K. Michelson, M.D.). In addition, the Synergy™ Spinal System contributed to spinal sales growth in Europe.

Other

Worldwide net sales of other products for the three months ended February 28, 2010 were $46.9 million, or 7% of net sales, representing a 7% decrease compared to net sales of $50.4 million, or 8% of net sales, during the three months ended February 28, 2009. High single digit sales growth for products from our sports medicine division was more than offset by decreased sales of softgoods and bracing products. Sports medicine products that contributed to sales growth during the three months ended February 28, 2010 included the MicroMax™ Flex Suture Anchors, the ComposiTCP™ Interference Screw, the ZipTight™ Fixation Device, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology. In addition, Europe sales were driven by the Gentle Threads™ Interference Screws.

Gross Profit

Gross profit increased as a percentage of net sales to 71% for the three months ended February 28, 2010 compared to 70% for the three months ended February 28, 2009. This increase for the three months ended February 28, 2010 primarily related to a decrease in product-related litigation expenses for settlements and reserves in the current year compared to the same period in the prior year. Excluding this, gross profit remained essentially flat compared to the three months ended February 28, 2009.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 38% of net sales for the three months ended February 28, 2010, compared to 40% of net sales for the three months ended February 28, 2009. This decrease in selling, general and administrative expenses for the three months ended February 28, 2010 primarily related to lower costs associated with our operational improvement initiatives and a decrease in our share-based compensation expense compared to the same period in the prior year. In addition, there is a small decrease due to savings obtained by operational improvements.

Research and Development

Research and development expense during the three months ended February 28, 2010 and February 28, 2009 was $26.6 million and $20.0 million, respectively, or 4.0% and 3.3% of net sales, respectively. Expenses through the three months ended February 28, 2010 have primarily been related to the following research and development projects: Arcos™ Modular Revision Hip System (Reconstructive-Hips), Cobalt™ MV Bone Cement (Reconstructive-Other), OptiLock® VL Distal Radius Plating System (Fixation-Internal), OrthoPak® III and SpinalPak® III stimulation platform technologies (Fixation-Stimulation), OSSEOTITE® II Dental Implant (Reconstructive-Dental) and JuggerKnot™ Soft Suture Anchor Technology (Other-Sports Medicine). In addition, European expenses primarily related to additional research and development projects for the Alpina™ Unicompartmental Lateral upgrades.

Amortization

Amortization expense for the three months ended February 28, 2010 was $92.3 million, or 14% of net sales, compared to $94.5 million, or 15% of net sales, for the three months ended February 28, 2009. This decrease is primarily due to the accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life.

Goodwill and Intangible Impairment

During the fiscal third quarter of 2009, we recorded a $448.5 million goodwill and definite and indefinite-lived intangible assets impairment charge (impairment charge) associated with the dental reconstructive business unit. The decline in sales volume during the third quarter created an indication of potential impairment of our long-lived assets, resulting in the performance of an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity markets, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger.

Interest Expense

Interest expense was $128.0 million for the three months ended February 28, 2010, compared to interest expense of $132.3 million for the three months ended February 28, 2009. The decrease in interest expense was primarily due to a decrease in interest rates on variable rate debt.

Other (Income) Expense

Other (income) expense was income of $4.0 million for the three months ended February 28, 2010, compared to an expense of $9.7 million for the three months ended February 28, 2009. The increase in other income for the three months ended February 28, 2010 primarily related to currency transaction gains of $2.7 million, as compared to currency transaction losses of $1.3 million for the three months ended February 28, 2009, as well as the write-down of auction-rate securities of $9.4 million in the prior year. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the Euro compared to the U.S. Dollar on intercompany inventory purchase transactions.

Provision for Taxes

The effective income tax rate increased to 87.3% for the three months ended February 28, 2010, compared to 7.9% for the three months ended February 28, 2009. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Nine Months Ended February 28, 2010 as Compared to the Nine Months Ended February 28, 2009

Unaudited Condensed Consolidated Statements of Operations

(in millions, except percentages)	Nine Months Ended February 28, 2010	Percentage of Net Sales	Nine Months Ended February 28, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,995.5	100%	$1,864.8	100%	7%
Cost of sales	593.6	30	562.5	30	6

Gross profit	1,401.9	70	1,302.3	70	8
Selling, general and administrative expense	769.5	39	752.2	40	2
Research and development expense	76.7	4	66.9	4	15
Amortization	282.4	14	275.8	15	2
Goodwill & intangible assets impairment charge	—	—	448.5	24	(100)

Operating income (loss)	273.3	14	(241.1)	(13)	(213)
Interest expense	389.6	20	412.6	22	(6)
Other (income) expense	(18.9)	(1)	30.3	2	(162)

Other expense, net	370.7	19	442.9	24	(16)

Loss before income taxes	(97.4)	(5)	(684.0)	(37)	(86)
Benefit from income taxes	(64.3)	(3)	(105.7)	(6)	(39)

Net loss	$(33.1)	(2)%	$(578.3)	(31)%	(94)%

Sales

Net sales were $1,995.5 million for the nine months ended February 28, 2010 and $1,864.8 million for the nine months ended February 28, 2009. Sales growth of 7% was primarily due to strong sales growth in the U.S. and International geographic markets more than offsetting the nearly flat sales growth in Europe. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of net sales by $15.8 million, or 1% during the nine months ended February 28, 2010. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009	Percentage Increase/ (Decrease)
United States	$1,220.9	$1,135.9	7%
Europe	542.4	532.6	2
International (1)	232.2	196.3	18

Total	$1,995.5	$1,864.8	7%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009	Percentage Increase/ (Decrease)
Reconstructive	$1,499.6	$1,383.2	8%
Fixation	175.3	175.5	—
Spinal	174.2	160.4	9
Other	146.4	145.7	—

Total	$1,995.5	$1,864.8	7%

Reconstructive

Worldwide net sales of reconstructive products for the nine months ended February 28, 2010 were $1,499.6 million, or 75% of net sales, representing an 8% increase compared to net sales of $1,383.2 million, or 74% of net sales, during the nine months ended February 28, 2009. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by $14.2 million, or 1%.

Global knee product sales increased 12% worldwide, with an 11% increase in the United States during the nine months ended February 28, 2010. The key products within the knee product category included the Vanguard® Complete Knee System and the Vanguard® SSK Revision Knee System. Positive market acceptance of new technologies contributed to knee sales growth, including the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care Program, and the Regenerex® Primary Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provide Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care Program uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Primary Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System, the Biomet® Modular Tray and the Oxford® Partial Knee System.

Global hip product sales increased 6% worldwide, with a 5% increase in the United States during the nine months ended February 28, 2010. The primary drivers of the global sales growth included the Regenerex® Ringloc®+ Modular Acetabular Systems, the E1™ Antioxidant Infused Technology Acetabular Liners, the Biolox delta™ (a trademark of CeramTec AG) Ceramic Femoral Heads, the M2a-Magnum™ Tri-Spike™ Cups, the conventional and Microplasty® versions of the Taperloc® Hip System as well as the Echo® Hip System. In addition, Europe hip sales were driven by the Bi-Metric® stem and the Exceed ABT™ Advanced Bearing Technologies Acetabular System.

Global extremity product sales increased 26% worldwide, with a 43% sales increase in the United States during the nine months ended February 28, 2010. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems, the Comprehensive® Fracture System, the Copeland™ Shoulder, the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the T.E.S.S. Shoulder System.

Unfavorable conditions in the economy have continued to have an adverse effect on our dental business during the nine months ended February 28, 2010, but to a lesser extent than prior fiscal quarters, principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have undertaken, and continue to undertake, certain operating initiatives in connection with the business, we anticipate that the growth rate of our worldwide dental business will remain flat due to the current global recessionary environment. In addition, it is difficult to predict when the dental business will begin to grow given the discretionary nature of dental implant procedures.

Fixation

Worldwide net sales of fixation products for the nine months ended February 28, 2010 were $175.3 million, or 9% of net sales, compared to net sales of $175.5 million, also 9% of net sales, during the nine months ended February 28, 2009. The effect of foreign currency fluctuations did not materially impact growth on a reported basis of this product category. Sales of fixation products reflected double digit growth of craniomaxillofacial fixation sales offset by decreased sales of internal fixation, external fixation and electrical stimulation products. During the nine months ended February 28, 2010, there was continued strong market demand for the TraumaOne™ System, which contributed to the sales growth for craniomaxillofacial fixation. Other key products that contributed to sales included the TMJ Replacement System and the OnPoint™ Diagnostic System.

Spinal

Worldwide net sales of spinal products for the nine months ended February 28, 2010 were $174.2 million, or 9% of net sales, representing a 9% increase compared to net sales of $160.4 million, also 9% of net sales, during the nine months ended February 28, 2009 primarily due to increased sales volume of the three major spine implant segments: spacer, thoracolumbar and cervical.

Sales of spacer products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio® Biomaterial Solutions) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions, the C-Thru™ Small Stature Spacer manufactured from PEEK-OPTIMA® material, the ESL® Posterior Spacer manufactured from PEEK-OPTIMA® material, and services related to the OsteoStim® Cervical Composite Allograft Implant. Sales of thoracolumbar products continue to grow with strong market acceptance of the Polaris™ product line, including the Polaris™ Deformity System, which utilizes the Helical Flange® (a registered trademark of Roger P. Jackson, M.D.) locking technology and features Trivium™ Derotation instruments. Sales of cervical products increased primarily due to the strength in sales of the MaxAn™ Anterior Cervical Plate System (the MaxAn™ Anterior Cervical Plate System incorporates technology developed by Gary K. Michelson, M.D.), which is our newest anterior cervical plate. In addition, products that contributed to spinal sales in Europe included the Synergy™ Spinal System and the Array® Spinal System.

Other

Worldwide net sales of other products for the nine months ended February 28, 2010 were $146.4 million, or 7% of net sales, compared to net sales of $145.7 million, or 8% of net sales, during the nine months ended February 28, 2009. The primary contributors of sales during the nine months ended February 28, 2010 consisted of products from our sports medicine division, which reported double digit sales growth, including the MicroMax™ Flex Suture Anchor, the ComposiTCP™ Interference Screw, the ZipTight™ Fixation Device, the MaxFire™ Meniscal Repair Device, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology. In addition, Europe sales growth drivers for our sports medicine division included the Gentle Threads™ Interference Screws and the EZLoc™ Femoral Fixation Device.

Gross Profit

Gross profit during the nine months ended February 28, 2010 and 2009 was $1,401.9 million and $1,302.3 million, respectively, or 70% of net sales, respectively. Gross profit increased during the nine months ended February 28, 2010 due to a decrease in product-related litigation expenses for settlements and reserves, partially offset by operational improvements at our manufacturing and distribution facilities both in the U.S. and internationally.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 39% of net sales for the nine months ended February 28, 2010, compared to 40% of net sales for the nine months ended February 28, 2009. This decrease in selling, general and administrative expenses for the nine months ended February 28, 2010 primarily related to lower costs associated with our operational improvement initiatives and a decrease in our share-based compensation expense compared to the same period in the prior year. In addition, there is a small decrease due to savings obtained by operational improvements.

Research and Development

Research and development expense during the nine months ended February 28, 2010 and 2009 was $76.7 million and $66.9 million, respectively, or 3.8% and 3.6% of net sales, respectively. Expenses through the nine months ended February 28, 2010 have primarily been related to the following research and development projects: E1™ Antioxidant Infused Technology Tibial bearings (Reconstructive-Knees), Arcos™ Modular Revision Hip System (Reconstructive-Hips), Cobalt™ MV Bone Cement (Reconstructive-Other), OrthoPak® III and SpinalPak® III stimulation platform technologies (Fixation-Stimulation), ZipTight™ Fixation Device for Ankle Syndesmosis (Other-Sports Medicine), and JuggerKnot™ Soft Suture Anchor Technology (Other-Sports Medicine). In addition, European expenses have primarily been related to additional research and development projects for the Alpina™ Unicompartmental Lateral upgrades.

Amortization

Amortization expense for the nine months ended February 28, 2010 was $282.4 million, or 14% of net sales, compared to $275.8 million for the nine months ended February 28, 2009, or 15% of net sales. This decrease is primarily due to the accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life.

Goodwill and Intangible Impairment

During the fiscal third quarter of 2009, we recorded a $448.5 million goodwill and definite and indefinite-lived intangible assets impairment charge (impairment charge) associated with the dental reconstructive business unit. The decline in sales volume during the third quarter created an indication of potential impairment of our long-lived assets, resulting in the performance of an interim impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity markets, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger.

Interest Expense

Interest expense was $389.6 million for the nine months ended February 28, 2010, compared to interest expense of $412.6 million for the nine months ended February 28, 2009. The decrease in interest expense was due to the following: 1) a decrease in interest rates and 2) a lower average debt balance of $6,172.3 million for the nine months ended February 28, 2010 compared to $6,250.7 million for the nine months ended February 28, 2009, both partially offset by the Euro strengthening against the Dollar during the nine months ended February 28, 2010 to an average Euro to Dollar conversion rate of 1.4360 compared to an average Euro to Dollar conversion rate of 1.4003 for the nine months ended February 28, 2009.

Other (Income) Expense

Other (income) expense was income of $18.9 million for the nine months ended February 28, 2010, compared to an expense of $30.3 million for the nine months ended February 28, 2009. The increase in other income for the nine months ended February 28, 2010 primarily related to currency transaction gains of $14.6 million compared to currency transaction losses of $11.5 million for the nine months ended February 28, 2009, as well as $5.2 million of other-than-temporary impairment on our investments and the write-down of auction-rate securities of $9.4 million in the prior year. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the Euro compared to the U.S. Dollar on intercompany inventory purchases.

Provision for Taxes

The effective income tax rate increased to 66.0% for the nine months ended February 28, 2010, compared to 15.4% for the nine months ended February 28, 2009. Our tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. and have profit outside the U.S., with the statutory rates outside the U.S. typically being lower than in the U.S. The effective income tax rate increase in the current year was primarily due to having higher losses in the U.S. in the prior year compared to the current year.

Liquidity and Capital Resources

Cash Flows – The following is a summary of the cash flows by activity for the nine months ended February 28, 2010 and 2009:

	Nine Months Ended February 28,
(in millions)	2010	2009
Net cash provided by (used in):
Operating activities	$253.0	$196.4
Investing activities	(153.4)	(136.9)
Financing activities	(150.5)	163.6
Effect of exchange rate changes on cash	2.7	(11.4)

Change in cash and cash equivalents	$(48.2)	$211.7

Nine Months Ended February 28, 2010 as Compared to the Nine Months Ended February 28, 2009

Our cash and cash equivalents was $167.4 million as of February 28, 2010 compared to $339.3 million as of February 28, 2009. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $253.0 million for the nine months ended February 28, 2010, compared to $196.4 million for the nine months ended February 28, 2009. Net cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the nine months ended February 28, 2010 included a net loss of $33.1 million, compared to a net loss of $578.3 million for the nine months ended February 28, 2009. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable, inventory and accounts payable of $3.0 million in the aggregate compared to the prior year. This was more than offset by an increase use of cash for other accruals, primarily due to $53.0 million for a previously disclosed litigation settlement associated with the King litigation paid in the current year. Cash paid for interest was lower by $26.8 million for the nine months ended February 28, 2010 primarily due to an 11 basis point reduction in our weighted average interest rate. In addition, cash paid for taxes were higher by $22.2 million for the nine months ended February 28, 2010 due to receipt of a tax refunds received in the prior year related to prior fiscal year tax returns.

Investing Cash Flows

Net cash used in investing activities was $153.4 million for the nine months ended February 28, 2010 compared to $136.9 million for the nine months ended February 28, 2009. Cash flows used in investing activities for the nine months ended February 28, 2010 primarily related to capital expenditures (including instruments) of $146.9 million, compared to capital expenditures (including instruments) of $127.4 million for the nine months ended February 28, 2009. The planned increased investment in instruments has contributed to sales growth in the current year.

Financing Cash Flows

Net cash used in financing activities was $150.5 million for the nine months ended February 28, 2010, compared to net cash provided of $163.6 million for the nine months ended February 28, 2009. Cash flows used in financing activities for the nine months ended February 28, 2010 primarily related to voluntary payments under the non-U.S. revolving credit facility of $68.4 million, voluntary payments under the senior secured asset-based revolving credit facility of $65.2 million, repurchase of the senior notes of $8.7 million, and mandatory payments under the senior secured credit facilities of $27.0 million, partially offset by proceeds under the non-U.S. revolving credit facility of $20.3 million. Cash flows provided by financing activities for the nine months ended February 28, 2009 primarily related to proceeds under the senior secured asset-based revolving credit facility of $165.4 million and under the non-U.S. revolving credit facility of $45.6 million, partially offset by voluntary payments under the non-U.S. revolving credit facility of $23.5 million and mandatory payments under the senior secured credit facilities of $26.9 million. Voluntary payments on our debt were made in the current fiscal year due to our improved cash flow and more stability in the banking industry, providing management the confidence to manage operations closer to our minimum operating cash and cash equivalent needs.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of February 28, 2010. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our asset-based revolving facility as of February 28, 2010. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of February 28, 2010, required principal payments of $35.3 million are due within the next twelve months.

Our revolving borrowing base available under all debt facilities at February 28, 2010 was $839.2 million, which is net of the amount we believe will not be funded by Lehman Brothers and borrowing base limitations relating to the senior secured asset-based revolving facility.

(in millions)	Total	2010 and 2011	2012 and 2013	2014 and 2015	2016 and Thereafter
Contractual obligations (1)
Projected future benefit payments	$41.5	$7.1	$7.7	$7.8	$18.9
Long-term debt (including current maturities)	6,022.3	45.8	70.6	3,338.8	2,567.1
Interest payments (2)	3,028.3	672.0	887.3	781.3	687.7
Material purchase commitments	66.3	41.6	15.4	9.0	0.3
Outsourcing contract obligation	17.0	6.2	10.8	—	—

Total contractual obligations	$9,175.4	$772.7	$991.8	$4,136.9	$3,274.0

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.
(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at February 28, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $70.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

As of February 28, 2010, we had (1) approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $325.2 million available for borrowing under our senior secured asset-based revolving credit facility, which is net of $18.9 million in unfunded Lehman Brothers commitments and $5.9 million in letters of credit, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) €100.0 million (approximately $136.2 million) available for borrowing under our non-U.S. facility.

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

Critical Accounting Estimates

There were no other changes in the nine month period ended February 28, 2010 to the application of critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended May 31, 2009, and Note 1 to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities – In June 2009, the FASB issued a standard to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for interim periods and annual periods beginning after November 15, 2009, with earlier adoption permitted. We adopted this standard on December 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities – In December 2009, the FASB issued a standard to further update the financial reporting with variable interest entities (“VIE”). This update to the standard requires that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. This update also eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We are required to adopt this standard on June 1, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures – In January 2010, the FASB issued a standard to further update the fair value measurement guidance to improve fair value measurement disclosures. This update to the standard requires new disclosures related to transfers in and out of Level 1 and Level 2, as well as activity in Level 3 fair value measurements, and provides clarification to existing disclosures. This standard is effective for interim periods and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements as these disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter beginning March 1, 2010, and for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements is June 1, 2011. When effective, we will comply with the disclosure provisions of this new standard. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Subsequent Events – In February 2010, the FASB issued a standard to amend the subsequent events guidance. The amendment states that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This standard is effective immediately.

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

The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009, our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 and November 30, 2009, and this Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Accounts receivable balances at February 28, 2010 include sales to government-owned or supported healthcare facilities in European countries including but not limited to, Greece, Spain, Italy and Turkey. These sales are subject to significant payment delays due to government funding and reimbursement practices and the decline in the financial conditions of these countries. We understand that this is an industry-wide issue. If significant changes occur in the availability of government funding, we may not be able to collect on amounts due from these customers or collections could be pushed out significantly compared to when we have historically been paid. We do not expect this concentration of credit risk to have a material adverse impact on our financial position or liquidity.

Item 4.	Controls and Procedures.

Managements’ evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2010. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of February 28, 2010.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the nine months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

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

As of February 28, 2010, other than the risk factors listed below, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the fiscal quarters ended August 31, 2009 and November 30, 2009. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

In addition to the impact on our results of operations beginning in our fiscal year ending May 31, 2013 following enactment of the Patient Protection and Affordable Health Care Act (H.R. 3590), our business, financial condition, results of operations and cash flows could be significantly and adversely affected if this legislation ultimately results in lower reimbursements for our products or reduced medical procedure volumes or if certain other types of healthcare reform programs are adopted in our key markets.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: April 14, 2010	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: April 14, 2010	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.