Form 10-K
period 2010-05-31
BIOMET INC
filed 2010-08-25
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-15601

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 31, 2010, there was no established public trading market for any of the common stock of the registrant. As of May 31, 2010, there were 1,000 shares of common stock of the registrant outstanding, 100% of which were owned by LVB Acquisition, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words “believe,” “could,” “expect,” “forecast,” “intend,” “may,” “anticipate,” “plan,” “predict,” “possibly,” “project,” “potential,” “estimate,” “should,” “will” or similar expressions. These statements include, but are not limited to, statements related to:

•	the timing and number of planned new product introductions;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market categories;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability of raw materials;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our ability to successfully implement new technologies and transition certain manufacturing operations to China;

•	our ability to manage working capital and generate adequate cash flows to service outstanding debt;

•	our ability to sustain sales and earnings growth;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities;

•	our success in implementing our value creation and operational improvement programs;

•	the stability of certain foreign economic markets;

•	the impact of anticipated changes in the musculoskeletal industry and our ability to react to and capitalize on those changes;

•	our ability to successfully implement desired organizational changes;

•	the impact of our managerial changes; and

•	our ability to take advantage of technological advancements.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, future regulatory reforms affecting the healthcare industry, expected outcomes of pending litigation and regulatory matters, the solvency of our insurers and the ultimate resolution of allocation and coverage issues with those insurers, competitive conditions and general economic conditions. Readers of this annual report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, results of operations and cash flows and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	changes to the regulatory environment for our products, including national health care reform;

•	the effects of incurring a substantial amount of indebtedness under our senior secured credit facilities, our senior notes, senior toggle notes and senior subordinated notes;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing our senior notes, senior toggle notes and senior subordinated notes;

•	restrictions that the terms and conditions of our senior secured credit facilities may place on our ability to respond to changes in our business or take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities outside the United States;

•	decreases in reimbursement levels by our customers, including certain of our foreign government customers that are experiencing fiscal distress;

•	difficulties in transitioning certain manufacturing operations to China and other locations;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts by group purchasing organizations;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•	unanticipated expenditures related to litigation, including investigations by the U.S. Department of Justice; and

•	failure to comply with the terms of the Corporate Integrity Agreement.

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

General

Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. Our principal subsidiaries include Biomet Orthopedics, LLC; Biomet Manufacturing Corp.; Biomet Europe BV; EBI, LLC; Biomet 3i, LLC; Biomet International Ltd.; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “Biomet,” “Company,” “we,” “our”, or “us” refers to Biomet, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, we have applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Transactions with the Sponsor Group

On December 18, 2006, we entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc. (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent, (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement”. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of our outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility, (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At our special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the proposed merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, we became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or Holding, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”), and their co-investors.

The Merger was completed on September 25, 2007 and was financed through:

•

the proceeds from the initial offering of our 10% Senior Notes due 2017, which we refer to as our “original senior cash pay notes,” our 10  3 /8%/11   1/8% Senior Toggle Notes due 2017, which we refer to as our “original senior toggle notes,” and our 11 5 /8% Senior Subordinated Notes due 2017, which we refer to as our “original senior subordinated notes” and collectively with our original senior cash pay notes and original senior toggle notes, our “original notes”;

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

•	cash on hand.

On October 16, 2007, the borrowings under our senior unsecured cash pay bridge facility, our senior unsecured payment-in-kind (“PIK”) option bridge facility and our senior subordinated unsecured bridge facility were repaid with the proceeds from the follow-on offering of the equal amounts of the additional original senior cash pay notes, original senior toggle notes and original senior subordinated notes, respectively.

We refer to these transactions, including the Merger and our payment of any fees and expenses related to these transactions, collectively as the “Transactions.”

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

Exchange Offer

On May 21, 2008, we commenced an exchange offer for all of our outstanding original notes for an equal principal amount of our 10% Senior Notes due 2017, which we refer to as our “exchange senior cash pay notes,” our 10   3/8%/11  1/8% Senior Toggle Notes due 2017, which we refer to as our “exchange senior toggle notes,” and our 11 5 /8% Senior Subordinated Notes due 2017, which we refer to as our “exchange senior subordinated notes,” which notes were registered under the Securities Act of 1933, as amended, and which we refer to collectively as our “exchange notes.” On July 1, 2008, we announced the completion of the exchange offer, pursuant to which $775,000,000 of the $775,000,000 aggregate principal amount of original senior cash pay notes, $774,999,500 of the $775,000,000 aggregate principal amount of original senior toggle notes and $1,014,999,500 of the $1,015,000,000 aggregate principal amount of our original senior subordinated notes were tendered and accepted for exchange. We refer to the original senior cash pay notes and the exchange senior cash pay notes as the “senior cash pay notes,” the original senior toggle notes and the exchange senior toggle notes as the “senior toggle notes,” the original senior subordinated notes and the exchange senior subordinated notes as the “senior subordinated notes” and the original notes and the exchange notes collectively as the “notes.” We also refer to the senior cash pay notes and the senior toggle notes as the “senior notes.”

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

Consistently Strong Operating Cash Flow Generation. Our business is characterized by consistently strong operating cash flows due to our robust operating history and moderate capital intensity. We have continually increased revenues and profitability, with fiscal 2010 representing our 32nd consecutive year of year over year net sales growth. Over the last 20 years, from fiscal 1990 through fiscal 2010, we increased net sales at a compounded annual growth rate of approximately 15%. We have sustained growth through multiple macro-economic cycles, demonstrating a stable business profile. In addition, we have historically had modest capital expenditures and working capital requirements, providing for strong operating cash flow conversion.

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational level. Our team is led by Jeffrey R. Binder, an 18-year veteran of the orthopedic medical device industry, who was appointed President and Chief Executive Officer in February 2007. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer in June 2007 and brings 19 years of financial officer/controller experience in the medical device industry and five years of public accounting and auditing experience to Biomet. Glen A. Kashuba was appointed Senior Vice President and President of Biomet Trauma and Biomet Spine, or BTBS, in April 2007, having previously served as Worldwide President of Cordis Endovascular, a division of Johnson & Johnson. Gregory W. Sasso, who has been with Biomet for 25 years, was appointed Senior Vice President and President of Biomet Strategic Business Unit (SBU) Operations in June 2007. In February 2008, Jon C. Serbousek was appointed President of Biomet Orthopedics, having spent 8 years with Medtronic and 13 years with DePuy, for a total of 23 years in the medical device industry. Even though each of Messrs. Binder, Florin, Kashuba and Serbousek has been with us for less than four years, the members of our senior management team have an average tenure of 15 years with us and an average tenure of 20 years in the medical device industry. During fiscal 2008, certain members of our management team made a contribution of new equity through cash equity contributions and/or rollover of existing equity interests in the Transactions.

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

Economic Uncertainties

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.

We believe the global uncertainty or recessionary environment has impacted the year over year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the mid single digits. Because of this, management has taken, and will continue to take, precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

Unfavorable conditions in the economy have had an adverse effect on our dental reconstructive business during fiscal 2009 and fiscal 2010 as compared to prior fiscal years principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business could remain flat during the current global economic environment, compared to reported double digit growth in fiscal 2008. Dental sales decreased 2% worldwide and in the United States during the year ended May 31, 2010; however, we believe the dental market has begun to stabilize and showed signs of improvement during the last half of fiscal 2010.

Regulatory and Other Uncertainties

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact our results of operations and cash flows following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.

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

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and the European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated over the past twelve months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of May 31, 2010, our orthopedic net accounts receivable in Greece, Italy, Spain and Portugal totaled over $100.0 million. To date, we have not experienced any significant cash losses with respect to the collection of our accounts receivable related to sales within these countries. However, during fiscal 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds. We classified $38.9 million of our Greece receivables as a long-term asset based on the Greek government proposal.

We have expanded the factoring of our accounts receivable in Spain, Italy and Portugal. Control and risk of those trade receivables are fully transferred and accounted for as a sale. We factored approximately $39.7 million of receivables under these factoring arrangements during fiscal 2010, which serve to reduce our collection risk in these countries.

Business Strategy

We intend to enhance our position as a leading orthopedic medical device company by pursuing the following strategic initiatives:

Continue to Develop and Launch New Products and Technologies. In May 2009, we launched our New Product Introduction, or NPI, process worldwide. The NPI process is a global portfolio and project management approach that helps bring visibility and control to all commercial aspects of new product development projects. The process breaks the project down into six stages of work and further divides these stages by formal review gates. We have a single database of all of our development projects that is easily filtered and sorted to generate customized project roadmaps that serve as communication tools providing visibility to all functional teams. The database is designed to prioritize and focus the portfolio and also ensure that the workload is properly resourced and managed across the business. Projects are assessed against pre-determined gate criteria. Functional teams, along with the global portfolio review teams, select and prioritize projects that are expected to help deliver the growth target, meet strategic drivers, can be adequately resourced, provide a balanced portfolio, and meet specific hurdle rates.

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

Expand Our Global Reach. We intend to continue to increase the geographic presence of each of our business categories. We believe there are considerable opportunities for global expansion as healthcare spending increases in international markets—the United States accounted for approximately 57% of the global orthopedic market in 2009, but only approximately 5% of the world’s population. We particularly plan to focus on deepening our position in under-penetrated regions where we believe there are attractive opportunities for growth, including Asia and Latin America, by deploying more resources to capture market opportunities, as well as by leveraging our established worldwide manufacturing facilities and salesforce. We believe we can successfully grow our presence in these regions by differentiating ourselves as a provider with a comprehensive portfolio of leading musculoskeletal products.

Focus on Operational Efficiency. We believe we have identified significant opportunities to streamline operations. We believe that the historically decentralized nature of our management and decision-making structure creates opportunities to improve operational efficiency as we centralize operations and increase focus, coordination and accountability throughout the organization. Plans include manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses. These changes were initiated during fiscal 2008 and will continue through 2011 and beyond, and we believe these changes will enable us to maximize asset utilization, optimize working capital and increase cash flow, as well as accelerate product development and enhance customer service.

Maximize Operating Cash Flow. We are focused on maximizing our operating cash flow. Over the last 20 years, we have generated significant operating cash flow due to our business growth, strong operating margins and modest capital expenditure and other cash requirements. These business fundamentals will be supplemented by recently implemented initiatives expected to improve working capital, which historically had not been a primary focus area of management. In addition, we believe we will benefit from identified cost savings as we enhance operational efficiencies. We plan to use available cash after capital expenditures primarily to reduce leverage, strengthen our balance sheet and for strategic acquisitions.

Products

We operate in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: Reconstructive Products, Fixation Devices, Spinal Products and Other Products. We have three reportable geographic markets: United States, Europe and International.

The following charts set forth our net sales by product category and geographic markets for the fiscal year ended May 31, 2010. For certain financial information concerning our product categories and geographic markets, see Note 12 to our audited consolidated financial statements included elsewhere herein.

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

Knee Systems. A total knee replacement typically includes a femoral component, a patellar component, a tibial component and an articulating surface. Total knee replacement may occur as an initial joint replacement procedure or as a revision procedure, which may be required to replace, repair or enhance the initial implant. Partial, or unicompartmental, knee replacement is an option when only a portion of the knee requires replacement.

Our newest and most comprehensive total knee system, the Vanguard® Complete Knee System, accommodates up to 145 degrees of flexion and offers full interchangeability of the system’s components to provide for a precise fit for each patient. The Vanguard® Complete Knee System is supported by five instrumentation platforms: Microplasty®, Premier™, Microplasty® Elite, Vanguard® Tensor and Vanguard® Anterior Referencing, accommodating a number of workflows and techniques. During fiscal 2010, we continued the development efforts for the rotating platform version of the Vanguard® Complete Knee System.

Also during fiscal 2010, the Signature™ System, initially designed for use in primary knee procedures, was under development for use in unicompartmental knee applications. The Signature™ System uses a patient’s MRI or CT data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The Signature™ System was developed through a partnership with Materialise, a world leader in custom guides for the dental industry, and we believe this technology may be expanded to other orthopedic applications.

The Regenerex® Primary Patella was introduced during fiscal 2010. When utilized with our clinically successful Regenerex Tibial Tray, the Regenerex® Primary Patella complements our broad cementless product portfolio. This portfolio combines advanced Regenerex® porous metal technology, which allows for biologic fixation, with proven tibial tray and patella designs. Additionally, the E1™ Antioxidant Infused Technology Tibial Bearings continued to receive strong market demand. The E1™ technology provides Vitamin E infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics.

We continue to be a market leader for products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which was introduced in the United States during fiscal 2005, is currently the only free-floating meniscal bearing unicompartmental knee system approved by the United States Food and Drug Administration, or FDA, for use in the United States. Our offering of minimally-invasive partial knee systems also includes the Alpina™ Unicompartmental Knee (which is not currently available in the United States); the Vanguard M™ Series Unicompartmental Knee System, a modified version of the Oxford® Partial Knee that incorporates a fixed-bearing tibial component as opposed to a free-floating tibial bearing; and the Repicci II® Knee System that is distributed by our sports medicine subsidiary.

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

From our broad product platform of hip stem offerings, the Taperloc® Hip System has become our best-selling component. The Taperloc® Stem is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped device that is relatively simple to implant and is particularly well-suited for minimally-invasive procedures. We also offer the Taperloc® Microplasty® Stem that addresses the demand for a minimally-invasive, bone-conserving total hip implant. The shorter length of the Microplasty® Stem, compared to a traditional hip stem, allows for preservation of distal bone, while maintaining proximal femoral bone fixation.

Our comprehensive Microplasty® Minimally Invasive Hip Program includes proprietary products from our broad array of hip implants, as well as a distinctive training program and uniquely-designed instruments for a minimally-invasive approach. Our minimally-invasive hip development efforts have been focused on various surgical approaches, including an anterior supine intermuscular surgical approach.

During the second half of fiscal 2009, we launched the Echo® Bi-Metric® stem which is a cementless press-fit stem for primary total hip procedures. The Echo® Bi-Metric® stem utilizes proven features of the Integral® and Bi-Metric® stems, while integrating new design features to further enhance clinical performance by accommodating a wider range of femoral canals, allowing for increased range of motion, and providing standard and lateralized offset options to restore biomechanics.

In our acetabular portfolio, our M2a-Magnum™ Articulation System incorporates large diameter metal-on-metal components to more closely resemble the natural anatomy, offering joint mechanic restoration designed to improve range of motion and joint stability. We market ArComXL® polyethylene, which is a highly crosslinked polyethylene bearing material based on our proven ArCom® polyethylene. ArComXL® polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging. During fiscal 2007, we received FDA clearance to market acetabular hip liners manufactured from E1™ material. Vitamin E is a natural antioxidant and is expected to provide optimal oxidation resistance for the implant bearings used in our total joint replacements.

The ReCap® Total Resurfacing System is a bone-conserving hip product currently marketed outside the United States for patients in the early stages of degenerative joint disease, including osteoarthritis, rheumatoid arthritis and avascular necrosis. We commenced a clinical study for the ReCap® Total Resurfacing System in the United States during fiscal 2006 and as of May 31, 2010, patient enrollment had been completed with 272 patients enrolled in the study. The FDA accepted the inclusion of European clinical data to support our U.S. Pre-Market Approval submission, subject to further review of the data after submission. We believe the potential exists to bring this product to the U.S. market during the calendar year 2011.

We introduced the Regenerex® RingLoc®+ Modular Acetabular System during fiscal 2008 and it continued to be a strong growth driver during fiscal 2009 and fiscal 2010. The Regenerex® Construct unites the proven clinical history of titanium with an enhanced interconnecting pore structure, resulting in an innovative material that provides for high levels of biologic fixation and provides design flexibility and solutions for difficult primary and revision procedures. The advanced titanium scaffold structure of the Regenerex® Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and the Regenerex® construct is expected to be the material of choice for porous metal constructs.

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

The initial release of the Comprehensive® Primary Shoulder occurred at the end of fiscal 2007 and included the standard and mini length Comprehensive® Primary Stems and the Versa-Dial® Heads, as well as the Hybrid® glenoids. The Comprehensive® Primary System was fully released by the end of fiscal 2008 and continued to receive high levels of market acceptance during fiscal 2009 and fiscal 2010.

During the fourth quarter of fiscal 2009, we introduced the Comprehensive® Reverse Shoulder System which offers excellent intraoperative flexibility. This is our first reverse shoulder introduction that will utilize the Comprehensive® platform stems, providing for cemented or cementless use. This system was designed to eliminate scapular notching by incorporating a more anatomic center of rotation utilizing our Versa-Dial® glenospheres.

Our T.E.S.S.™ Total Evolutive Shoulder System continued to receive strong market acceptance in Europe during fiscal 2010. The T.E.S.S.™ System, which is only available outside the United States, is a complete system that can be used in all indications of shoulder arthroplasty.

Dental Reconstructive Devices. Through our subsidiary, Biomet 3i, LLC, or Biomet 3i, we develop, manufacture and market products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive devices and related instrumentation, bone substitute materials, and regenerative products and materials. A dental implant is a small screw, normally constructed of titanium or titanium alloy, which is surgically placed in the bone of the jaw to replace the root of a missing tooth and provide an anchor for an artificial tooth.

Biomet 3i’s historical flagship product, the OSSEOTITE® product line, features a patented micro-roughened surface technology, which allows for early/immediate loading and improved bone integration to the surface of the implant compared to machined surfaced implants. In fiscal 2007, Biomet 3i further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. The NanoTite™ Implant was initially introduced in Certain® Implant configurations, which is an internal connection system that, through the use of the

QuickSeat® connection, provides audible and tactile feedback when restorative abutments and ancillary components are seated into the implant. In addition, the 6/ 12 point connection design of the Certain® Implant System offers enhanced flexibility in placing the implant when pre-angled abutments are used. In fiscal 2009, Biomet 3i continued to expand the NanoTite™ Implant line by introducing the NanoTite™ Certain® Tapered PREVAIL® configuration. This implant is designed to enhance crestal bone preservation as a result of its integration of Platform Switching™, a medialized Implant-Abutment-Junction that has been demonstrated to limit the reformation of soft and hard tissue at the bone crest. This is the first tapered geometry implant available from Biomet 3i that includes the platform switching concept.

In the site preparation category of the dental product portfolio, Biomet 3i completed beta evaluations of its Navigator® CT Guidance Instrumentation Kits and commercially launched this product during the third quarter of fiscal 2008. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this can result in accurate implant placement when combined with the depth and rotational control offered by the Biomet 3i instrumentation. As implant placement position can be replicated as planned, this can also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery thereby allowing for a complete implant restoration in one patient visit.

On the regenerative side of the site preparation portfolio, Biomet 3i has bolstered its bone grafting product and service offering. An exclusive agreement was signed with the University of Miami Tissue Bank for domestic representation of its dental allograft materials. The RegenerOss® Allograft Putty became available during the third quarter of fiscal 2008. This material features a demineralized bone matrix in a non-toxic lecithin carrier, which is conveniently offered in a syringe-based delivery system. In the fourth quarter of fiscal 2008, Biomet 3i introduced Endobon™ Xenograft Granules. This bovine-derived particulate bone grafting material is suitable for use in a wide range of dental related bone defects and offers improved handling characteristics and packaging versus some of the competitive products in this category.

During fiscal 2009, Biomet 3i launched its Encode® Complete patient-specific abutment technology. This enhancement of the baseline Encode® abutment offering allows Biomet 3i to fabricate an abutment and orient implant body analogs into the proper position in a stone master model. This can allow for the complete fabrication of a restoration from one supragingival impression, which is significantly easier than present techniques and a potential opportunity for more general dentists to become involved in implant therapy. The quality of these abutments and the ability to save significant chair time will also be of potential benefit to more experienced restorative dentists. Material choice for Encode® Complete abutment fabrication was expanded in fiscal 2009 to include Zirconia options for the fabrication of aesthetic, all-ceramic restorations.

In July 2010, Biomet 3i announced its offering of comprehensive digital solutions to dental implant professionals worldwide through an innovative collaboration with Renishaw plc, a manufacturer of in-lab dental scanning systems. This new relationship provides laboratories using Renishaw Contact Scanners and 3i incise CAD software broader access to a wide range of dental milling options including 3i incise Copings and Frameworks in Zirconia and Cobalt Chrome (only available in Europe) and the ability to scan precision copy milled bar patterns (not available for sale in the United States; there is a 510(k) premarketing notification to the FDA pending for precision copy milled bars scanned on Renishaw systems). Laboratories utilizing the ProceraForte® Scanner (Nobel Biocare Services AG is the owner of the ProceraForte mark) can also benefit from all of these options by using the 3i incise CAD software.

With 3i incise, Biomet 3i and Renishaw plc are providing solutions for natural tooth restorations such as copings and frameworks. These options are available through dental laboratories, are patient specific and designed to result in beautifully crafted new smiles.

Other Reconstructive Products and Services. Our PMI® Patient-Matched Implant services group designs, manufactures and delivers patient-specific reconstructive devices to orthopedic specialists. We believe this service continues to enhance our reconstructive sales by strengthening our business relationships with orthopedic surgeons and augmenting our reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, our PMI® group utilizes a three-dimensional, or 3-D, bone reconstruction imaging system. We use computed tomography, or CT, data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, our PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict deadlines, the model is used by engineers, working closely with the surgeon, to create a PMI® design for the actual manufacturing of the implant for each specific patient.

We are involved in the ongoing development of bone cements and delivery systems. We have broadened the range of our internally developed and manufactured bone cement product offerings. Cobalt™ HV (High Viscosity) Bone Cement, which was introduced in the United States during fiscal 2006, and Cobalt™ MV (Medium Viscosity) Bone Cement, which was introduced in the United States during fiscal 2010, are particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. The excellent handling characteristics and high optical contrast of Cobalt™ HV Bone Cement and Cobalt™ MV Bone Cement are well suited to the current trends in orthopedic surgery. The patented SoftPac™ monomer packaging offers the only alternative to glass vial packaging, which is inherently less safe due to the necessity to break the glass vial to deliver the monomer. We offer our internally developed and manufactured bone cements with and without antibiotics. In Europe, we introduced the OptiPac™ pre-loaded bone cement and delivery system during fiscal 2008. During fiscal 2009 and fiscal 2010, the OptiPac™ closed vacuum system continued to record excellent sales growth, reinforcing our position as the leader in the European bone cement market.

Autologous Therapy Products and Services. We manufacture and market a line of autologous therapy products through our subsidiary, Biomet Biologics, LLC, or Biomet Biologics, including autologous blood processing disposables, as well as offering bone grafting materials. Our offering is comprised of six core technologies including the GPS® III System, the Plasmax® Plasma Concentration System, the BioCUE™ Platelet Concentration System, the Bonus® DBM, and the Clotalyst® Autologous Serum Collection System.

The GPS® III System is a device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single spin process. The GPS® III System is designed to provide a high percentage of platelet concentrate and we believe that this device has broad potential applications in the reconstructive and spine markets.

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

Electrical Stimulation Systems. Bone Growth Stimulation is a method of delivering a low level electrical current or ultrasound to a nonunion fracture site to promote bone growth.

The EBI Bone Healing System® is indicated for the treatment of nonunion fractures, failed fusions and congenital pseudarthrosis in the appendicular system. A nonunion is considered to be established when there are no visible progressive signs of healing. The EBI Bone Healing System® utilizes Pulsed Electromagnetic Fields (PEMF) for the treatment of fracture non-unions. Treatment is delivered through an anatomically configured treatment coil.

The OrthoPak® 2 Bone Growth Stimulator is indicated for the treatment of an established nonunion acquired secondary to trauma, excluding vertebrae and all flat bones, where the width of the nonunion defect is less than one-half the width of the bone to be treated. The OrthoPak® 2 Bone Growth Stimulator utilizes capacitive coupling technology, which involves the upregulation of growth factors that modulate bone healing. The device consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the nonunion site.

We also offer an implantable option when bone growth stimulation is required in conjunction with, or subsequent to, surgical intervention. The Biomet® OsteoGen™ surgically implanted bone growth stimulator is indicated for the treatment of long bone non-unions. Specifically, the device is only to be used to treat multiple non-unions or a severely comminuted non-union where a single cathode cannot span the entire breadth of the non-union site.

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

A key driver in our external fixation portfolio is the Biomet® Vision™ FootRing™ System, which is a comprehensive system designed for the treatment of osteotomies, arthrodesis and fracture fixation indications. This system offers expanded indications for both trauma and reconstructive procedures. The simplified, snap-fit application of all components to the Biomet® Vision™ FootRing™ System can be configured into a multitude of constructs ranging from treatment of simple fractures to complex reconstruction. This system is made of radiolucent carbon fiber that is lightweight to provide for increased patient comfort. Biomet Trauma also has a full line of external fixation products for certain reconstructive procedures involving limb lengthening, fusion and deformity correction applications.

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

We develop, manufacture and/or distribute innovative products that fit into key segments of the fixation marketplace. Our flagship product used for the treatment of hip fractures is the Biomet® PTN (Peritrochanteric Nail) System that incorporates an innovative single lag screw to minimize soft tissue impingement. In conjunction with the VHS® (a registered trademark of Implant Distribution Network, Ltd.) System, the Biomet® PTN System offers a choice of internal fixation options for the treatment of hip fractures. During the fourth quarter of fiscal 2009, Biomet Trauma released the PTN Lag Screws with OSSEOTITE® surface treatment. The patented OSSEOTITE® surface featured on the threads of the PTN lag screws is produced via a dual-acid etching process that creates a roughened titanium alloy surface. Since its original introduction by Biomet 3i for use in dental implants over a decade ago, the OSSEOTITE® surface has demonstrated a significantly higher Bone-To-Implant-Contact (BIC) than standard titanium machined implants.

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

During the first quarter of fiscal 2009, we introduced two innovative products targeted at the foot and ankle market segment, the Phoenix™ Ankle Arthrodesis Nail and the ForeRunner™ Mid-Foot Plating System. The Phoenix™ Ankle Arthrodesis Nail System is the only pan-talar ankle nail on the market that has a dual stage locking and compression capability. Through the innovative CoreLock™ technology, the Phoenix™ Ankle Arthrodesis Nail allows for internal talar compression, followed independently by locking of the calcaneal screws. The Forerunner™ Mid-Foot Plating System is a low profile, comprehensive system that complements our current product offerings in the foot and ankle market segment. This is a low profile, comprehensive system designed for fixation in the foot. The Forerunner™ Plating System featuring SphereLock™ technology offers a wide range of plates with varying lengths between screw holes, as well as multiple screw diameters that provide for unlimited combinations for the unique and complicated structure of the foot. Both of these systems have been quickly embraced by foot and ankle surgeons with positive feedback related to intra-operative efficiencies and clinical experience.

Biomet Trauma initiated a limited release of the OptiLock® Proximal Humeral Plating System during the third quarter of fiscal 2009, with the full release of the system completed during the third quarter of fiscal 2010. The system is intended for fixation of fractures, osteotomies and non-unions of the humerus. Featuring SphereLock™ technology, this product offers an anatomically contoured, low profile plate with optimized bone screw trajectories that allow for minimal soft tissue impingement. Surgeon feedback continues to be positive with respect to clinical results, implant design and instrumentation.

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

The SpinalPak® II Spine Fusion Stimulator is a noninvasive bone growth stimulator for use as an adjunct electrical treatment to primary lumbar spinal fusion surgery for one or two levels. The SpinalPak® II Spine Fusion Stimulator utilizes Capacitive Coupling technology which involves the upregulation of factors that modulate bone healing, which may lead to successful fusion incorporation. The device consists of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. The SpinalPak® II System is patient-friendly and optimizes compliance with the treatment regimen to help fusion success.

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

Spinal Fixation Systems. We market spinal fixation devices for various spinal fusion applications. In the thoracolumbar market segment, we offer several systems. The Array® Spinal System is available in titanium or stainless steel, provides a single locking setscrew featuring V-Force™ Thread Vertical Vector Technology designed to enhance the intraoperative ease of use for the surgeon. The Array® Deformity Spine System includes various styles of screws, hooks and rods for scoliosis correction. A more recent product offering is the Polaris™ Spinal System, a low profile, top-loading, thoracolumbar system utilizing a patented Helical Flange® (a registered trademark of Roger P. Jackson) closing mechanism. This feature minimizes the potential for cross-threading and seat splay, simplifying the implant closing procedure for the surgeon. The Polaris™ System is available in titanium or stainless steel in 6.35mm or 5.5mm rod diameters, with various screw, hook and rod options.

We also offer a variety of spacer products for the thoracolumbar market segment. The Solitaire™ Anterior Spinal System is a stand-alone device with numerous implantation options for intraoperative flexibility when performing Anterior Lumbar Interbody Fusions (ALIF). This system is available with implants manufactured from titanium or PEEK-OPTIMA® (a registered trademark of Invibio, Limited) polymer, an implant option for increased radiographic fusion assessment. We also offer the ESL®, C-Thru™ and Ibex™ interbody spacers. All three of these spacers feature open designs to permit ample space for bone graft placement. The ESL® System has an elliptical shape, offering optimal surface contact with the vertebral body endplates. The Ibex™ System is curved to conform to the anterior shape of the adjacent vertebral body. The ESL® and Ibex™ spacers are utilized for Posterior Lumbar Interbody Fusion (PLIF) and/or Transforaminal Interbody Fusion (TLIF). The C-Thru™ spacer is indicated for Cervical Interbody Fusion. All three interbody spacers are available in PEEK-OPTIMA® (a registered trademark of Invibio, Limited) polymer for increased radiographic fusion assessment.

For cervical fixation applications, the open design of the VueLock® Anterior Cervical Plate System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. We also offer the C-TEK® Anterior Cervical Plate, which provides a non-constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made of titanium, the C-TEK® Plate offers both fixed and variable screws in a wide variety of diameters and lengths, and features a unique locking mechanism to prevent screw back out. In fiscal 2009, we introduced the C-Tek® MaxAn® Anterior Cervical Plate System, which incorporates technology developed by Gary K. Michelson, M.D. This unique design allows for maximum angulation of the screws, permitting the surgeon to utilize a shorter plate, which helps optimize plate placement to potentially prevent impingement of the adjacent healthy disc.

For cervical and upper thoracic procedures, we offer the Altius™ M-INI™ Occipito-Cervico-Thoracic Spinal Fixation System, which features top-loading screws and a 3.5mm rod for maximum strength. This system also incorporates Helical Flange® (a registered trademark of Roger P. Jackson) Locking Technology. Occipital fixation is also available with the Altius™ M-INI™ System, featuring a low-profile plate that is placed independently from the pre-contoured rod.

Minimally-invasive surgery is of growing interest in the practice of many spine surgeons. In the minimally-invasive surgery market, we offer the Ballista® Percutaneous Pedicle Screw Placement System and the AccuVision® Minimally Invasive Access System. Both systems were launched in the United States during fiscal 2009.

To address the vertebral body compression fracture market, we offer two systems designed for the delivery of materials to weakened bone structures, including the CDV™ and LP2™ Delivery Systems. Through a series of dilating cannulae and various instruments, the systems allow the surgeon to access the anatomy through a percutaneous approach and safely deliver commercially available bone cement under low, controlled pressure. The CDV™ Delivery System offers the ability to biopsy before delivery.

Bone Substitute and Allograft Materials. Pro Osteon® 200R and Pro Osteon® 500R are bone graft substitutes made from marine coral. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is intended to be replaced with natural bone during the healing process. Pro Osteon® 200R is available as granules, while Pro Osteon® 500R is available in granules and blocks. The Biomet® PlatFORM™ Demineralized Bone Matrix, or DBM, derived exclusively from human bone, is an osteoconductive, osteoinductive and osteogenic matrix. This material consists of freeze-dried flexible and pliable sheets of demineralized bone matrix putty for use as a bone void filler. The Biomet® PlatFORM™ DBM can be utilized alone or in combination with autologous bone or other forms of allograft and can be rehydrated with bone marrow aspirate. Since this matrix has no synthetic additives, this eliminates any surgeon concern regarding toxicity of certain carriers currently used in other DBMs. We also have available the InterGro® line of DBM materials (InterGro® Paste, InterGro® Putty and InterGro® Plus). The InterGro® DBM materials use lecithin as a carrier, which is a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation.

Precision Machined Allograft. Many spinal fusion procedures, in both the lumbar and cervical spine, involve spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. We provide services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions, depending on the surgical approach. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

Motion Preservation Products. In order to address the cervical artificial disc opportunity, we are developing next generation designs utilizing innovative materials and geometries.

Other Products

We also manufacture and distribute numerous other products, including sports medicine products, orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Sports Medicine Products. We manufacture and market a line of arthroscopy products through our subsidiary, Biomet Sports Medicine, LLC, or Biomet Sports Medicine. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants. Our principal products consist of the EZLoc™ Femoral Fixation Device, the WasherLoc™ Tibial Fixation Device, LactoSorb® resorbable arthroscopic fixation products, the ALLthread™ Suture Anchor, the MaxFire™ Meniscal Repair Device with ZipLoop™ Technology, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the InnerVue™ Diagnostic Scope system, which utilizes a needle scope to diagnose knee and shoulder conditions in a physician’s office.

Orthopedic Support Products. We distribute a line of orthopedic support products under the Biomet Bracing name, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints.

Product Development

Our research and development efforts are essentially divided into two categories: innovative new technology and evolutionary developments. Most of the innovative new technology development efforts are focused on biomaterial products, and are managed at the corporate level and take place primarily at our Warsaw, Indiana headquarters. Evolutionary developments are driven primarily by the individual subsidiaries and include product line extensions and improvements.

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

For fiscal 2010, fiscal 2009, the period July 12, 2007 through May 31, 2008, and the period June 1, 2007 through July 11, 2007, we spent $106.6 million, $93.5 million, $82.2 million, and $34.0 million, respectively, on research and development. It is expected that ongoing research and development expenses will continue to increase. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

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

Government Regulation

Most aspects of our business are subject to some degree of government regulation in the countries in which our operations are conducted. It has always been our practice to comply with the regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct and Ethics, various other compliance policies and through the responsibility of the Audit Committee of the Board of Directors to review our systems of internal control, our process for monitoring compliance with laws and regulations and our process for monitoring compliance with our Code of Business Conduct and Ethics. For some products, and in some areas of the world such as the United States, Canada, Japan and Europe, government regulation is significant and, in general, there appears to be a trend toward more stringent regulation throughout the world, as well as global harmonization of various regulatory requirements. We devote significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to our business. Governmental regulatory actions can result in the recall or seizure of products, suspension or revocation of the authority necessary for the production or sale of a product, and other civil and criminal sanctions. We believe that we are no more or less adversely affected by existing government regulations than are our competitors.

In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002, the FDA Amendments Act of 2007, and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices and related medical products.

Most of our new device products require the submission of a Premarket Notification, commonly referred to as a 510(k), to the FDA prior to our marketing the product. This process requires us to demonstrate that the device is at least as safe and effective as, or “substantially equivalent” to, a legally marketed device before we can receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the United States. On August 3, 2010, the FDA released a Preliminary Report and Recommendations regarding the 510(k) process, which contemplates that a sub-set of devices eligible for the 510(k) process would require clinical information, manufacturing information or possibly additional evaluation in the post-market setting to support a substantial equivalence determination. If these recommendations are ultimately adopted by the FDA, we will be required to submit additional clinical and manufacturing information with respect to our 510(k) applications in the future, resulting in increased costs and increased delay in introducing products to the market. Other devices we develop and market fall into a class of products for which the FDA has implemented stringent clinical investigation and Premarket Approval, or PMA, requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA relating to design, materials, bench and animal testing and human clinical data constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use.

On July 28, 2010, we received a warning letter from the FDA regarding the Signature™ Personalized Patient Care system, alleging that we do not have appropriate clearance or approval to market the system in the United States. While we believe that the Company has been legally marketing the Signature™ Personalized Patient Care system, which is manufactured by Materialise, and intend to continue to offer the Signature™ System pending further discussions with the FDA regarding the clearance of the system, there can be no assurance that the FDA will agree with our position.

There are also various federal healthcare laws that apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs, including among others: (1) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; and (3) the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider. There are often similar state false claims, anti-kickback and anti-self referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act, or FCPA, has been used with some frequency to prosecute companies in the United States. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA.

We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by “Covered Entities,” which include, among others, healthcare providers that submit electronic claims and health plans. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates, which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce. Among other things, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly.

Biomet is generally not a Covered Entity, except for our noninvasive bone growth stimulation business and our health insurance plans. We only operate as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary to address requirements for recently enacted state privacy laws, but we believe we have laid the necessary framework for such changes. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business.

We believe that we are well positioned to face the changing international regulatory environment. The International Standards Organization, or the ISO, has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. A company that has passed ISO audits and obtained ISO certification applicable to its activity sector is internationally recognized as having quality manufacturing processes. The European Union (EU) legislation requires that medical devices bear a CE mark. The CE mark is a European Union and European Free Trade Association symbol, which indicates that the product adheres to European Medical Device Directives. Compliance with ISO quality systems standards is one of the requirements for placing the CE mark on our products. Each of our principal manufacturing facilities has been certified to ISO 13485:2003. Each of our products sold in Europe bears the CE mark, with the exception of custom-made implants that do not require a CE mark.

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

Seasonality

Elective surgery-related products appear to be influenced to some degree by seasonal factors, as the number of elective procedures declines during the summer months, particularly in European countries, and the winter holiday season.

Customers

Our customers are the hospitals, surgeons, other physicians and healthcare providers who use our products in the course of their practices. Our business is dependent upon the relationships maintained by our distributors and salespersons with these customers, as well as our ability to design and manufacture products that meet the physicians’ technical requirements at a competitive price.

Inventory and Trade Accounts Receivable

We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2010, inventory of approximately $246.4 million was located with these distributors, salespersons and customers. We maintain trade accounts receivable balances based on credit terms that are generally consistent with industry and local market practices.

Distribution

We operate distribution facilities domestically in Warsaw, Indiana; Irvine, California; Palm Beach Gardens, Florida; Parsippany, New Jersey; Jacksonville, Florida; Fair Lawn, New Jersey; and Braintree, Massachusetts, and internationally in Valence, France; Berlin, Germany; Dordrecht, The Netherlands; Valencia, Spain; Sjobo, Sweden; Bridgend, South Wales; Swindon, England; Tokyo, Japan; Seoul, Korea; North Ryde, Australia; Jinhua, China; and Changzou, China. We generally ship our orders via expedited courier service. Our backlog of firm orders is not considered material to understanding our business.

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

Our sports medicine products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Competitors include Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Stryker Corp., Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson company), Arthrocare Corp. and Arthrex, Inc.

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

Raw Materials and Supplies

Our suppliers are a critical element of Biomet’s supply chain. We have established strategic partnerships with key suppliers. This has enabled us to leverage our buying power, establish vendor managed inventory arrangements, enhance product innovation and reduce our risk. Long term contracts allow us to develop mutually advantageous relationships with our suppliers by providing them with more visibility into our future demand and new product needs. Our Sales, Inventory and Operations Planning (SIOP) process balances our inventory position and supply capacity with our forward looking sales plan via an integrated reconciliation process. On a monthly basis, our SIOP process in each strategic business unit reviews demand, supply, and inventory, and identifies potential future capacity or material gaps so that the proper corrective actions can be put in place.

The raw materials used in the manufacture of our orthopedic reconstructive, trauma, spine, and dental devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With a few exceptions, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials. However, based on our current relationship with our suppliers, we do not anticipate a material shortage in the foreseeable future. Further, we believe that our inventory of raw materials is sufficient to meet any short-term supply shortages of metallic alloys. The results of our operations are not materially dependent on raw material costs.

We purchase all components of our electrical stimulators from outside suppliers, approximately 20% of which are the single source of supply for the particular item. In most cases, we believe that all components are replaceable with similar components. In the event of a shortage, there are alternative sources of supply available for all components, but some time would likely elapse before our orders could be filled.

Safety stock levels of critical materials are reviewed on a quarterly basis to ensure these stocks are appropriately set. Factors that determine these stock levels include future usage estimates, lead times, forecast accuracy, commodity pricing trends, worldwide market conditions and risk mitigation. In the case of single sourced materials, stock levels are established taking into account potential disruption to supply and, where practical, back-up supply points are identified for contingency.

Environmental Matters

We are subject to various federal, state and local laws and regulations regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. We do not believe that we will be required to spend any material amounts in order to comply with these laws and regulations or that compliance with such laws and regulations will materially affect our capital expenditures, results of operations, financial condition or cash flows.

We are also subject to various environmental laws and regulations both within and outside the United States. Similar to other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flows.

Employees

As of May 31, 2010, our domestic operations (including Puerto Rico) employed 3,453 persons, of whom 1,886 were engaged in production and 1,567 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 4,016 persons, of whom 2,177 were engaged in production and 1,839 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees are represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin and Dieburg, Germany; Valence, France; Swindon, United Kingdom; Sjöbo, Sweden; and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.

The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, England, France, Spain, Sweden and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, and Changzhou, Jiangsu Province, China are growing and currently include approximately 800 persons which are included in the numbers above.

Available Information

Our reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge in, or may be accessed through, the “Financial Information” section of our website at www.biomet.com as soon as reasonably practicable after we file or furnish such material with or to the Securities and Exchange Commission, or the SEC. Any materials we file with the SEC are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, copies of these reports will be made available free of charge, upon written request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.

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

Sales of our reconstructive products accounted for approximately 75% of our net sales for the year ended May 31, 2010, 74% of our net sales for the year ended May 31, 2009 and for the period July 12, 2007 to May 31, 2008, and 71% of our net sales for the period June 1, 2007 to July 11, 2007. We expect sales of reconstructive products to continue to account for a significant portion of our aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to continue to develop and market new products and technologies in a timely manner or at all, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.

The market for our products is highly competitive and dominated by a small number of large companies. We are continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our growth rate. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. Representatives of the FDA, for example, have recently indicated in public forums that the FDA is in the process of completing a comprehensive internal review of its 510(k) clearance program and that one outcome of such review will be that certain companies applying for 510(k) clearance will be asked to submit more clinical data than they may have otherwise been required to submit in the past. On August 3, 2010, the FDA released a Preliminary Report and Recommendations regarding the 510(k) process, which contemplates that a sub-set of devices eligible for the 510(k) process would require clinical information, manufacturing information or possibly additional evaluation in the post-market setting to support a substantial equivalence determination. If these recommendations are ultimately adopted by the FDA, we will be required to submit additional clinical and manufacturing information with respect to our 510(k) applications in the future, resulting in increased costs and increased delay in introducing products to the market. Delays in receipt of, or failure to obtain, approvals and clearances for future products could result in delayed realization of product revenues or in substantial additional costs which could have a material adverse effect on our business or results of operations. In addition, if our competitors’ new products and technologies reach the market before our products, they may gain a competitive advantage or render our products obsolete. See “Business—Competition” elsewhere in this annual report for more information about our competitors. The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, and manufacture and deliver products and instrumentation in sufficient volumes on time.

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

On July 28, 2010, we received a warning letter from the FDA regarding the Signature™ Personalized Patient Care system, alleging that we do not have appropriate clearance or approval to market the system in the United States. While we believe that the Company has been legally marketing the Signature™ Personalized Patient Care system, which is manufactured by Materialise, and intend to continue to offer the Signature™ System pending further discussions with the FDA regarding the clearance of the system, there can be no assurance that the FDA will agree with our position. If the FDA does not agree with Biomet, it has the discretion to direct a range of corrective actions, including providing us a grace period to obtain an additional 510(k) clearance, suspending certain promotional activities, and suspending shipments of product.

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

In February 2010, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and our Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. We are currently in the process of evaluating the scope of the subpoena and intend to fully cooperate with the request of the Office of the Inspector General. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, we received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to our EBI subsidiary’s non-invasive bone growth stimulators. It is our understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. We received subsequent subpoenas in connection with the investigation in September 2009 and June 2010 along with several informal requests for information. We are producing responsive documents and are fully cooperating in the investigation. We can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.

In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, its parent company LVB Acquisition, Inc., and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.

On September 25, 2007, we received a letter from the SEC informing us that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act, or FCPA, in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. On November 9, 2007, we received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. We believe we have fully cooperated with both requests and have conducted our own review relating to these matters in certain countries in which we and our distributors conduct business. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

From time to time, we have been, and may be in the future, the subject of additional investigations. If, as a result of these investigations described above or any additional investigations, we are found to have violated one or more applicable laws, our business, financial condition, results of operations and cash flows could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to modify those practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with the terms of the Corporate Integrity Agreement requires cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.

On September 27, 2007 we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute. Through the agreement, the U.S. Attorney’s Office agreed not to prosecute Biomet, Inc. and our wholly-owned subsidiary Biomet Orthopedics, LLC in connection with this matter, provided that we satisfied our obligations under the agreement for 18 months subsequent to September 27, 2007. The agreement called for the appointment of an independent monitor to review our compliance with the agreement, particularly in relation to our consulting agreements. The independent monitor filed a final report with the U.S. Attorney’s Office for the period from September 27, 2007 through March 1, 2009. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

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

As discussed in “Legal Proceedings,” the SEC has commenced an informal investigation into sales by us and other companies of medical devices in foreign countries. In addition, we are in the process of conducting our own review relating to these matters and are also cooperating with the U.S. Department of Justice and at least one state attorney general. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

The current global economic uncertainties may adversely affect our results of operations.

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.

We have a significant amount of trade receivables with national healthcare systems in many countries. We continue to monitor the collectability of such receivables in view of the current economic state of many foreign countries as payment is dependent upon the financial stability of the economies of those countries. For instance, we believe the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated significantly over the past twelve months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of May 31, 2010, our orthopedic net accounts receivable in Greece, Italy, Spain and Portugal totaled over $100.0 million. To date, we have not experienced any significant cash losses with respect to the collection of our accounts receivable related to sales within these countries. However, during fiscal 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds.

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

During the years ended May 31, 2010 and 2009, for the period July 12, 2007 through May 31, 2008, and for the period June 1, 2007 through July 11, 2007, we derived approximately $1,053.9 million, or 39% of our net sales, $976.2 million, or 39% of our net sales, $883.1 million, or 41% of our net sales, and $92.6 million, or 37% of our net sales, respectively, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potential taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may adversely affect our results. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of our foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations. Our consolidated net sales were negatively affected by approximately 1% during the year ended May 31, 2010 as a result of the impact of foreign currency translation.

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

•	contemplated costs to implement these initiatives may exceed estimates;

•

initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings;

•

initiatives will also require close coordination with customers with respect to the transfer of existing business to our other locations, and certain business may not ultimately be retained as a result of the possible transition of certain operations;

•	the loss of skilled employees in connection with the initiatives; and

•	projected savings contemplated under this program may fall short of targets.

While we expect to continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other restructuring and cost saving initiatives. If we are unable to realize these anticipated cost reductions, our business may be adversely affected. Moreover, our continued implementation of restructuring and cost saving initiatives integration may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If pricing pressures cause us to decrease prices for our goods and services and we are unable to compensate for such reductions through product mix and reductions to our expenses, our results of operation will suffer.

We may experience decreasing prices for our goods and services we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations and other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through product mix or reductions in our expenses, our results of operations will be adversely affected.

Quality problems with our manufacturing processes or our goods and services could significantly and adversely affect both our reputation for producing high-quality products and our results of operations.

Our ability to manufacture and supply high-quality goods and services is critical to the marketing success of our goods and services. If we fail to satisfy our ISO quality standards, our reputation could be significantly harmed, resulting in the loss of customers and market share and significantly and adversely affecting our results of operations.

Inventory maintained in the field may become obsolete due to shortened product life cycles, reduced product demand or changes in market conditions, resulting in inventory write-downs that may adversely affect our results of operations, possibly materially.

In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would affect future operating results.

Our business may be harmed as a result of product liability litigation.

Our involvement in the manufacture and sale of medical devices creates exposure to significant risk of product liability claims, particularly in the United States. In the past, we have received product liability claims relating to our products and anticipate that we will continue to receive claims in the future, some of which could have a material adverse impact on our business. In addition, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. Moreover, even if any product liability loss is covered by an insurance policy, these policies have substantial self-insured retentions or deductibles that we remain responsible for. If a product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

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

We have approximately 16 manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers. Our existing business interruption insurance coverage may be inadequate to satisfy liabilities we might incur in such a situation. If a business interruption claim or series of claims is in excess of our insurance coverage limits, or is not otherwise covered in whole or in part by our insurance coverage, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

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

We are highly leveraged. As of May 31, 2010, we had total indebtedness of $5,896.5 million. The following chart shows our level of indebtedness as of May 31, 2010:

($ in millions)
European facilities	$6.3
Senior secured term loan facilities	3,328.8
Senior secured cash flow revolving credit facility	—
Senior secured asset-based revolving credit facility	—
Senior cash pay notes	771.0
Senior toggle notes	771.0
Senior subordinated notes	1,015.0
Premium on debt	4.4

Total	$5,896.5

As of May 31, 2010, we had outstanding approximately $3,328.8 million in aggregate principal amount of indebtedness under our senior secured credit facilities that would bear interest at a floating rate. We have entered into a series of interest rate swap agreements to fix the interest rates on approximately 77% of the borrowings under our senior secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.” Based on our overall interest rate exposure at May 31, 2010, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2010, would cause a $2.6 million increase in or savings in interest expense.

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

Subject to the restrictions in our senior secured credit facilities and the indentures governing the notes, we, including our subsidiaries, may incur significant additional indebtedness. As of May 31, 2010:

•	we and the guarantors had approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors had $324.9 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

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

•	we and the guarantors have $122.7 million available for borrowing under our non-US facilities.

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

The notes are not guaranteed by any of our non-U.S. subsidiaries or any of our less than wholly-owned U.S. subsidiaries. Accordingly, claims of holders of the notes will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. Therefore, all obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

For the years ended May 31, 2010 and 2009, for the period July 12, 2007 through May 31, 2008, for the period June 1, 2007 through July 11, 2007, our non-guarantor subsidiaries accounted for $987.6 million, or 37% of our consolidated net sales, $915.0 million, or 37% of our consolidated net sales, $1,060.0 million, or 50% of our consolidated net sales, and $82.5 million, or 33% of our consolidated net sales, for such periods, respectively. As of May 31, 2010, our non-guarantor subsidiaries accounted for approximately $3,689.0 million, or 31%, of our consolidated long-term assets. All amounts are presented after giving effect to intercompany eliminations.

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

The senior subordinated notes are general unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior indebtedness. As of May 31, 2010, we had:

•

approximately $4,873.4 million of senior indebtedness outstanding (including $1,544.6 million in aggregate principal amount of the senior notes and $3,328.8 million of borrowings under our senior secured credit facilities);

•	an additional approximately $377.8 million of borrowing capacity under our senior secured cash flow revolving credit facility, which, if borrowed, would be senior indebtedness;

•

an additional $324.9 million available for borrowing under our senior secured asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior indebtedness;

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

•	an additional $122.7 million available for borrowing under our non-US facilities, which, if borrowed, would be senior indebtedness.

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

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Any such fluctuation may impact the trading price of the notes. In addition, developments in our business and operations could lead to a ratings downgrade which could adversely affect the trading price of the notes, or the trading market for the notes.

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

Our Facilities

Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of May 31, 2010:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED
Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corp.; manufacturing & storage facilities of Microfixation, LLC; distribution center and offices of Biomet Orthopedics, LLC; distribution center and offices of Biomet Sports Medicine, LLC; distribution center and offices of Biomet Biologies, LLC and distribution center of EBI, LLC	Warsaw, Indiana	541,699	Owned

Administrative, manufacturing and distribution facility of EBI, LLC and administrative offices of Electro-Biology, LLC	(1) Parsippany, New Jersey (a)	73,450	Owned
	(2) Parsippany, New Jersey	213,750	Owned

Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility of Biomet 3i, LLC	(1) Palm Beach Gardens, Florida	117,000	Owned
	(2) Palm Beach Gardens, Florida (b)	69,000	Owned

Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned

Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and distribution facilities of Interpore Spine Ltd.	(1) Irvine, California	36,800	Leased
	(2) Irvine, California	2,700	Leased

Office facilities of Biomet Sports Medicine, LLC	Foster City, California	3,060	Leased

Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned

Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned

Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland B.V. and Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,700	Owned

Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned

Office, manufacturing and warehouse facilities of Biomet Cementing Technologies AB	Sjöbo, Sweden (a)	24,200	Owned

Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales	111,956	Owned
	(2) Swindon, England	54,800	Owned

Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China	110,000	Owned

Manufacturing, administrative and warehouse facilities of Changzou Biomet	Changzou, China	82,000	Owned

Administrative office facilities for China operations	Shanghai, China	4,500	Leased

(a)	Currently held as available for sale.
(b)	Includes 23,000 square feet of space in this facility that is leased to other parties.

Our properties in Warsaw, Indiana; Parsippany, New Jersey and Palm Beach Gardens, Florida have been mortgaged to support our obligations under our senior secured cash flow facility. We believe our headquarters, manufacturing and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, foreign and local laws and regulations regulating their operation. We do not believe that compliance with such laws and regulations will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings.

U.S. Department of Justice Consulting Agreement Investigation

On September 27, 2007, we entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute.

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute Biomet in connection with this matter, provided that we satisfied our obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review our compliance with the agreement, particularly in relation to its consulting agreements. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

As part of the resolution of this matter, we also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires us for five years subsequent to September 27, 2007 to continue to adhere to our Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

U.S. Department of Justice EBI Products Investigations and Other Matters

In February 2010, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and our Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. We are currently in the process of evaluating the scope of the subpoena and intend to fully cooperate with the request of the Office of the Inspector General. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, we received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to our EBI subsidiary’s non-invasive bone growth stimulators. We understand competitors in the non-invasive bone growth stimulation market received similar subpoenas. We received subsequent subpoenas in connection with the investigation in September 2009 and June 2010 along with several informal requests for information. We are producing responsive documents and are fully cooperating in the investigation.

In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, Parent, and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, we received a letter from the SEC informing us that it is conducting an informal investigation regarding possible violations of the FCPA in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interacts, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. On November 9, 2007, we received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. We believe we have fully cooperated with both requests and have conducted our own review relating to these matters in certain countries in which we and our distributors conduct business. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

Other Matters

On December 30, 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet and its subsidiary, Biomet Europe BV, alleging that we and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing our new lines of European bone cements. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude us from producing our current line of European bone cements. We have filed our response and are awaiting the first hearing on this matter. We can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs who brought suit against us to settle all claims against EBI in the actions brought by those plaintiffs. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of our available cash balances and were paid during the first quarter of fiscal 2010. The settlement did not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. On February 12, 2010, EBI reached an agreement in principle with the three remaining plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs and subsequently entered into settlement agreements with each of the plaintiffs. The settlement agreements provide that each of the three plaintiffs fully release EBI as a condition to receipt of the confidential settlement payments, which amounts have been previously accrued by us as part of our reserve for this matter and have been paid out of our available cash balances. The settlement agreements contain no admission of wrongdoing by us or any of our subsidiaries.

There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving various allegations against us incident to the operation of our business, principally product liability and intellectual property cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Biomet. We accrue for losses that are deemed to be probable and subject to reasonable estimate. Based on the advice of our counsel in these matters, management believes that the ultimate outcome of these matters and any liabilities in excess of amounts provided will not have a material adverse impact on our consolidated financial statements taken as a whole.

Item 4.	Reserved.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

On May 6, 2008, we filed a registration statement on Form S-1, which was declared effective on May 21, 2008, with respect to an indeterminate amount of our senior cash pay notes, senior toggle notes, and senior subordinated notes. On May 20, 2009 and September 16, 2009, we filed post-effective amendments to our registration statement on Form S-1, which were declared effective on May 28, 2009 and September 21, 2009, respectively. The prospectus included in the registration statement had been prepared for Goldman, Sachs & Co. and any affiliates of Goldman, Sachs & Co. in connection with offers and sales of the notes related to market-making transactions in the notes effected from time to time, beginning May 21, 2008. We have not and will not receive any proceeds from such sales. Goldman, Sachs & Co. or its affiliates may act as principal or agent in such transactions, including as agent for the counterparty when acting as principal or as agent for both counterparties, and may receive compensation in the form of discounts and commissions, including from both counterparties, when it acts as agents for both. Such sales will be made at prevailing market prices at the time of sale, at price related thereto or at negotiated prices.

Holders

As of May 31, 2010, there was one holder of our common stock, LVB Acquisition, Inc., and 491 holders of LVB Acquisition, Inc.’s common stock on a fully diluted basis. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of LVB Acquisition, Inc.’s common stock.

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our credit facilities and the indentures governing our notes. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.

Securities authorized for issuance under equity compensation plans

As of May 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	35,286,500	$10.00	2,233,500
Equity compensation plans not approved by security holders	—	—	—

Total	35,286,500	$10.00	2,233,500

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our authorized shares under our management equity plan.

Item 6.	Selected Financial Data.

Statement of Operations Data

Fiscal Years Ended 2010 and 2009, Periods July 12, 2007 to May 31, 2008 and June 1, 2007 to July 11, 2007, and Fiscal Years Ended 2007 and 2006

(in millions)	2010 (Successor)	2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor) (2)	June 1, 2007 to July 11, 2007 (Predecessor) (2)	2007 (Predecessor)	2006 (Predecessor)
Net sales	$2,698.0	$2,504.1	$2,134.5	$248.8	$2,107.4	$2,025.7
Cost of sales	819.9	828.4	814.7	102.3	642.3	582.1

Gross profit	1,878.1	1,675.7	1,319.8	146.5	1,465.1	1,443.6
Selling, general and administrative expense	1,042.3	1,003.6	1,097.6	194.2	881.1	750.2
Research and development expense	106.6	93.5	82.2	34.0	85.6	74.8
In-process research and development	—	—	479.0	—	—	—
Amortization (1)	372.6	375.8	329.3	0.5	8.8	10.2
Goodwill and intangible assets impairment charge	—	551.1	—	—	—	—

Operating income (loss)	356.6	(348.3)	(668.3)	(82.2)	489.6	608.4
Interest expense	516.4	550.3	516.3	0.3	9.3	11.7
Other (income) expense	(18.1)	21.8	9.7	(0.6)	(21.3)	(14.3)

Income (loss) before taxes	(141.7)	(920.4)	(1,194.3)	(81.9)	501.6	611.0
Provision on (benefit from) income taxes	(94.1)	(171.2)	(230.1)	(27.3)	165.7	205.1

Net income (loss)	$(47.6)	$(749.2)	$(964.2)	$(54.6)	$335.9	$405.9

(1)	Amortization expense was classified within research and development prior to June 1, 2007; therefore the prior years have been reclassified to conform to the presentation for the periods after June 1, 2007.
(2)	The Successor and Predecessor periods together are not comparable to the preceding two years presented above due to a new basis of accounting on July 12, 2007.

Balance Sheet Data At May 31,

	(Successor)			(Predecessor)
(in millions)	2010	2009	2008	2007	2006
Working capital	$786.5	$756.9	$785.2	$1,105.9	$816.6
Total assets	11,969.0	12,600.9	13,781.8	2,457.9	2,282.6
Total debt	5,896.5	6,212.7	6,300.8	81.8	276.6
Shareholder’s equity	3,733.5	3,840.3	4,836.3	2,049.2	1,720.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations includes periods prior to the consummation of the Merger. Accordingly, the following discussion and analysis of such historical periods does not reflect the significant impact that the Merger has had on us, including significantly increased leverage and liquidity requirements. You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data,” and our historical audited consolidated financial statements and related notes appearing elsewhere in this annual report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which are subject to numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” and “Forward-Looking Statements” of this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our net sales increased 8% to $2,698.0 million for the year ended May 31, 2010 compared to $2,504.1 million for the year ended May 31, 2009 primarily due to mid to high single-digit growth in the U.S. geographic market, as well as strong sales growth in the International geographic market. The effect of foreign currency fluctuations positively impacted reported net sales by $25.7 million, or 1%. Pricing within the domestic and international markets was slightly negative with both volume and mix being favorable. The following represents key sales growth statistics for the year ended May 31, 2010 compared to the year ended May 31, 2009:

•	Reconstructive product sales increased 9% worldwide and 10% in the U.S.

•	Knee sales increased 13% worldwide and 11% in the U.S.

•	Hip sales increased 7% worldwide and 6% in the U.S.

•	Extremities sales increased 29% worldwide and 44% in the U.S.

•	Dental sales decreased 2% worldwide and in the U.S.

•	Spinal product sales increased 6% worldwide and in the U.S.

Our operating income for the year ended May 31, 2010 was $356.6 million compared to an operating loss of $348.3 million for the year ended May 31, 2009. Operating loss for the year ended May 31, 2009 was negatively impacted by the goodwill and definite and indefinite-lived intangible assets impairment charge of $551.1 million. This increase is also due to the following: 1) increase in the geographic mix of sales in the U.S. versus outside the U.S. compared to the prior year, as sales prices are typically higher in the U.S., and 2) closely managing discretionary sales, general and administrative expenses, especially at locations experiencing lower sales growth. Partially offsetting this increase was $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle a portion of their past due healthcare liabilities with long-term zero coupon bonds.

Our interest expense for the year ended May 31, 2010 was $516.4 million, as compared to $550.3 million for the year ended May 31, 2009, primarily due to lower interest rates on variable rate debt.

Net loss for the year ended May 31, 2010 was $47.6 million or $701.6 million less than the same period in the prior year, primarily due to the goodwill and definite and indefinite-lived intangible assets impairment charge of $551.1 million recorded during the year ended May 31, 2009.

Net cash provided by operating activities was $321.5 million for the year ended May 31, 2010, as compared to net cash provided of $243.8 million for the year ended May 31, 2009, with the current year being significantly impacted by a $61.0 million litigation settlement payment. Our working capital improvement initiatives have contributed to improved operating cash flows in accounts receivable, inventory and accounts payable of $4.7 million in the aggregate for the year ended May 31, 2010 compared to the prior year.

Our Business

We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. We operate in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major product categories: reconstructive products, fixation devices, spinal products and other products. We have three reportable geographic markets: United States, Europe and International.

•

Reconstructive products, which represented 75% of our net sales for fiscal 2010, 74% of our net sales for fiscal 2009 and for the period July 12, 2007 to May 31, 2008, and 71% of our net sales for the period June 1, 2007 to July 11, 2007, include knee, hip and extremity joint replacement systems, as well as dental reconstructive implants, bone cements and accessories, cement delivery systems, and autologous therapies.

•

Fixation devices, which represented 9% of our net sales for fiscal 2010 and fiscal 2009, 10% of our net sales for the period July 12, 2007 to May 31, 2008, and 11% of our net sales for the period June 1, 2007 to July 11, 2007, include internal and external fixation devices, craniomaxillofacial fixation systems, bone substitute materials, and electrical stimulation devices that do not address the spine.

•

Spinal products, which represented 9% of our net sales for fiscal 2010 and fiscal 2009, 8% of our net sales for the period July 12, 2007 to May 31, 2008, and 10% of our net sales for the period June 1, 2007 to July 11, 2007, include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications, electrical stimulation devices and allograft services for spinal applications, bone substitute materials, and orthobiologics for the spine.

•

The other product sales category, which represented 7% of our net sales for fiscal 2010, and 8% of our net sales for fiscal 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007, includes sports medicine products, softgoods and bracing products, casting materials, general surgical instruments, operating room supplies, wound care products and other surgical products.

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

Opportunities and Challenges

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us.

We believe the global uncertainty or recessionary environment has impacted the year over year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the mid single digits. Because of this, management has taken, and will continue to take, precautionary measures to be able to manage expenses more conservatively, especially if our revenues were to decrease below those internally forecasted.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated over the past twelve months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of May 31, 2010, our orthopedic net accounts receivable in Greece, Italy, Spain and Portugal totaled over $100.0 million. To date, we have not experienced any significant cash losses with respect to the collection of our accounts receivable related to sales within these countries. However, during fiscal 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds. We classified $38.9 million of our Greece receivables as a long-term asset based on the Greek government proposal.

We have expanded the factoring of our accounts receivable in Spain, Italy and Portugal. Control and risk of those trade receivables are fully transferred and accounted for as a sale. We factored approximately $39.7 million of receivables under these factoring arrangements during fiscal 2010, which serve to reduce our collection risk.

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Impact of Inflation

We attempt to minimize the annual effects of inflation through appropriate planning, operating practices, and product pricing. Inflation during fiscal 2010, for the period July 12, 2007 through May 31, 2008, and for the period June 1, 2007 through July 11, 2007, was not material. Although we experienced higher than normal inflationary costs during fiscal 2009, we do not believe the impact was material to the consolidated financial statements.

The Transactions

On December 18, 2006, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced the Offer to purchase all of our outstanding Shares, without par value, at the Offer Price without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal. The Offer expired on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of our shareholders voted to approve the Merger, and Parent acquired us on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company. Subsequent to the acquisition, we became a subsidiary of our Parent, which is controlled by Holding, an entity controlled by the Sponsors and their Co-Investors. Parent’s sole asset is 100% of our capital stock. Accordingly, a separate discussion of Parent’s financial condition and results of operations is not provided since we are representative of Parent’s consolidated operations.

The Offer for Biomet’s Shares was completed successfully on July 11, 2007. Although Biomet continues as the same legal entity after the Merger, Parent’s cost of acquiring Biomet has been pushed-down to establish a new accounting basis for Biomet. Accordingly, the financial information in the tables and discussion below for the year ended May 31, 2008 is presented separately for the period prior to the completion of the Offer (June 1, 2007 through July 11, 2007, the “Predecessor Period”) and the period after the completion of the Offer (July 12, 2007 through May 31, 2008 and the fiscal years ended May 31, 2010 and 2009, or the “Successor Period”). The financial information of the Successor Period is not comparable to the Predecessor Period because of the new basis of accounting resulting from the Merger. A comparative discussion of the results of operations for the fiscal year ended May 31, 2009 versus the period July 12, 2007 through May 31, 2008 has been provided. Our results of operations for the Predecessor Period and the Successor Period for the period ended May 31, 2008 should not be considered representative of our future results of operations.

In connection with the Transactions, we incurred significant indebtedness and became highly leveraged; see “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the acquisition was allocated to state the acquired assets and liabilities at fair value. We allocated the purchase price to the fair value of the assets and liabilities of Biomet based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. As noted in the purchase price allocation, in-process research and development projects were acquired. The most significant projects acquired occurred in the hip, knee and spine divisions. We expect to use these products to leverage and build on those products that have been in the market for a number of years. The purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets for the Successor Period (such as corporate and product trade names, core and completed technology and customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our financial statements for the Successor Period are not comparable to our financial statements for the Predecessor Period.

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

Results of Operations

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the fiscal years ended May 31, 2010 and 2009, and the period from July 12, 2007 through May 31, 2008.

Unfavorable conditions in the economy have had an adverse effect on our dental reconstructive business during fiscal 2009 and fiscal 2010 as compared to prior fiscal years principally due to the elective nature of dental implant procedures, which are typically not reimbursed by private insurance plans or governmental agencies. While we have already undertaken and continue to undertake certain operating initiatives in connection with this business, we anticipate that the growth rate of our worldwide dental business could remain flat during the current global economic environment, compared to reported double digit growth in fiscal 2008. Dental sales decreased 2% worldwide and in the United States during the year ended May 31, 2010; however, we believe the dental market has begun to stabilize and showed signs of improvement during the last half of fiscal 2010.

Our results of operations for the years ended May 31, 2010 and 2009, and the period from July 12, 2007 through May 31, 2008, are not comparative to our results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger. Both assets and liabilities were fair valued as of July 11, 2007. On July 11, 2007, 82.4% of the step-up was recorded, which included a $392.8 million in-process research and development charge, and a $66.2 million and $132.1 million fair value step-up to property, plant, and equipment and inventory, respectively, and then combined with 17.6% of the Predecessor Company. On September 25, 2007 (the “Closing Date”), the remaining fair value step-up of 17.6% was recorded. The additional step-up performed included an increase in the IPRD charge of $86.2 million, an increase of the property, plant, and equipment fair value of $14.2 million, and an increase in the fair value of inventory of $28.2 million. Also, the Tender Facility starting on July 12, 2007 was refinanced on the Closing Date into various other credit facilities. See Note 8 within the notes to the consolidated financial statements for a description of those facilities. On July 12, 2007, we eliminated reporting on a one month lag that was in place during the predecessor period at certain foreign subsidiaries. The effect of this change is immaterial to the financial results included below.

For the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

(in millions, except percentages)	Year Ended May 31, 2010	Percentage of Net Sales	Year Ended May 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,698.0	100%	$2,504.1	100%	8%
Cost of sales	819.9	30	828.4	33	(1)

Gross profit	1,878.1	70	1,675.7	67	12
Selling, general and administrative expense	1,042.3	39	1,003.6	40	4
Research and development expense	106.6	4	93.5	4	14
Amortization	372.6	14	375.8	15	(1)
Goodwill & intangible assets impairment charge	—	—	551.1	22	(100)

Operating income (loss)	356.6	13	(348.3)	(14)	N/A
Interest expense	516.4	19	550.3	22	(6)
Other (income) expense	(18.1)	(1)	21.8	1	N/A

Other expense, net	498.3	18	572.1	23	(13)

Loss before income taxes	(141.7)	(5)	(920.4)	(37)	(85)
Benefit from income taxes	(94.1)	(3)	(171.2)	(7)	(45)

Net loss	$(47.6)	(2)%	$(749.2)	(30)%	(94)%

Sales

Net sales were $2,698.0 million for the year ended May 31, 2010, and $2,504.1 million for the year ended May 31, 2009. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2010	Percentage of Net Sales	Year Ended May 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,644.1	61%	$1,527.9	61%	8%
Europe	728.8	27	711.7	28	2
International (1)	325.1	12	264.5	11	23

Total	$2,698.0	100%	$2,504.1	100%	8%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2010	Percentage of Net Sales	Year Ended May 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$2,024.5	75%	$1,851.0	74%	9%
Fixation	237.8	9	234.1	9	2
Spinal	236.2	9	222.1	9	6
Other	199.5	7	196.9	8	1

Total	$2,698.0	100%	$2,504.1	100%	8%

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the year ended May 31, 2010 were $2,024.5 million, or 75% of net sales, representing a 9% increase compared to net sales of $1,851.0 million, or 74% of net sales, during the year ended May 31, 2009. The effect of foreign currency fluctuations positively impacted growth on a reported basis of this product category by $22.7 million, or 1%.

Global knee product sales increased 13% worldwide and increased 11% in the United States during the year ended May 31, 2010. There was continued strong market demand for the Vanguard® Complete Knee System and the Vanguard® SSK Revision Knee System, with positive market acceptance of the E1™ Antioxidant Infused Technology Tibial Bearings, the Signature™ Personalized Patient Care system, and the Regenerex® Primary Tibial Trays. E1™ Antioxidant Infused Technology Tibial Bearings provide Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics. The Signature™ Personalized Patient Care system uses a patient’s MRI or CT data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. The advanced porous metal technology of Regenerex® Primary Tibial Trays provides rigid fixation to complete the porous primary knee construct. In addition, Europe knee sales were driven by the Vanguard® Complete Knee System, the Biomet® Modular Tray and the Oxford® Partial Knee System.

Global hip product sales increased 7% worldwide, with a 6% sales increase in the United States during the year ended May 31, 2010. The primary drivers of the global hip sales growth included the Regenerex® RingLoc®+ Modular Acetabular Systems, E1™ Antioxidant Infused Technology Bearings, the Biolox delta™ (a trademark of CeramTec AG) Ceramic Femoral Heads, the conventional and Microplasty® versions of the

Taperloc® Hip System as well as the Echo® Hip System. In addition, Europe hip sales were driven by the Bi-Metric® stem and the Exceed ABT™ Advanced Bearing Technologies Acetabular System.

Global extremity product sales increased 29% worldwide, with a 44% sales increase in the United States during the year ended May 31, 2010. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems, the Comprehensive® Fracture System, the Copeland™ Shoulder, the Discovery® Elbow System and the ExploR® Modular Radial Head. In addition, Europe extremity sales were driven by the anatomical and reverse versions of the T.E.S.S. Shoulder System.

Dental sales decreased 2% worldwide and in the United States during the year ended May 31, 2010. We believe the dental market has begun to stabilize and showed signs of improvement during the last half of fiscal 2010. The OSSEOTITE® product line is our flagship dental reconstructive implant system.

Fixation

Worldwide net sales of fixation products for the year ended May 31, 2010 were $237.8 million, or 9% of net sales, compared to net sales of $234.1 million, also 9% of net sales, during the year ended May 31, 2009. The effect of foreign currency fluctuations did not materially impact growth of this product category. Sales of fixation products reflected double digit growth of craniomaxillofacial fixation sales and high single digit growth of internal fixation sales offset by decreased sales of external fixation and electrical stimulation products. During the year ended May 31, 2010, there was continued strong market demand for the TraumaOne™ System, which contributed to the sales growth for craniomaxillofacial fixation. Other key craniomaxillofacial fixation products that contributed to sales growth included the TMJ Replacement System and the OnPoint™ Diagnostic Scope System. Key internal fixation products included the Phoenix™ Ankle Arthrodesis Nail, the Forerunner™ Plating System and the OptiLock® Proximal Humeral Plates.

Spinal

Worldwide net sales of spinal products for the year ended May 31, 2010 were $236.2 million, or 9% of net sales, representing a 6% increase compared to net sales of $222.1 million, also 9% of net sales, for the year ended May 31, 2009 primarily due to increased sales volume of the three major spine implant segments: spacer, thoracolumbar and cervical.

Sales of spacer products increased primarily due to the strength in sales of the Solitaire™ Anterior Spine System, which includes the PEEK-OPTIMA® (a registered trademark of Invibio® Biomaterial Solutions) version of the Solitaire™ Spine System for Anterior Lumbar Interbody Fusions. Sales of thoracolumbar products continue to grow with strong market acceptance of the Polaris™ product line, including the Polaris™ Deformity System, which features Trivium™ Derotation instruments. Sales of cervical products increased primarily due to the strength in sales of the MaxAn® Anterior Cervical Plate System (the MaxAn® Anterior Cervical Plate System incorporates technology developed by Gary K. Michelson, M.D.), which is our newest anterior cervical plate. In addition, products that contributed to spinal sales in Europe included the Synergy™ Spinal System and the Array® Spinal System.

Other

Worldwide net sales of other products for the year ended May 31, 2010 were $199.5 million, or 7% of net sales, compared to net sales of $196.9 million, or 8% of net sales, during the year ended May 31, 2009. The primary contributors of other product sales during the year ended May 31, 2010 consisted of products from our sports medicine division, which reported double digit sales growth, including the MicroMax™ Flex Suture Anchor, the ComposiTCP™ Interference Screw, the ZipTight™ Fixation Device, the MaxFire™ Meniscal Repair Device, and the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology. In addition, Europe sales growth drivers for our sports medicine product category included the Gentle Threads™ Interference Screws and the EZLoc™ Femoral Fixation Device.

Gross Profit

Gross profit for the year ended May 31, 2010 increased to $1,878.1 million compared to gross profit for the year ended May 31, 2009 of $1,675.7 million, or 70% and 67% of net sales, respectively. Gross profit for the year ended May 31, 2009 was negatively impacted by $67.5 million of product-related litigation expenses for settlements and reserves associated with the King litigation (see Note 15 to our consolidated financial statements included elsewhere in this annual report) and a $20.5 million product rationalization charge related to our Biomet Trauma & Biomet Spine business. The decrease from the prior year was partially offset by operational restructuring costs related to our operational improvement initiatives, which included abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continued to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. Excluding these items, gross profit as a percentage of net sales improved slightly in the current year compared to the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expenses were 39% of net sales for the year ended May 31, 2010, compared to 40% of net sales for the year ended May 31, 2009. This decrease in selling, general and administrative expenses for the year ended May 31, 2010 primarily related to lower costs associated with our operational restructuring and consulting expenses related to operational improvement initiatives and a decrease in our share-based compensation expense compared to the prior year. Selling, general and administrative expenses for fiscal 2010 were negatively impacted by a $9.3 million bad debt expense charge related to the proposal the Greece government announced on June 15, 2010 to settle their outstanding debts from 2007 through 2009 primarily by issuing long-term zero-coupon bonds.

Research and Development Expense

Research and development expense during the years ended May 31, 2010 and 2009 was $106.6 million and $93.5 million, respectively, or 4.0% and 3.7% of net sales, respectively. This increase in research and development expenses for the year ended May 31, 2010 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Expenses during the year ended May 31, 2010 have primarily been related to the following research and development projects: E1™ Antioxidant Infused Technology Tibial bearings (Reconstructive-Knees), Arcos™ Modular Revision Hip System (Reconstructive-Hips), Cobalt™ MV Bone Cement (Reconstructive-Other), OrthoPak® and SpinalPak® stimulation platform technologies (Fixation-Stimulation), ZipTight™ Fixation Device and JuggerKnot™ Soft Suture Anchor Technology (Other-Sports Medicine). In addition, European expenses have primarily been related to additional research and development projects for the Alpina™ Unicompartmental Lateral upgrades.

Amortization

Amortization expense for the year ended May 31, 2010 was $372.6 million, 14% of net sales, compared to $375.8 million for the year ended May 31, 2009, or 15% of net sales. This decrease is primarily due to the accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life.

Goodwill and Intangible Impairment

During fiscal 2009, we recorded a $551.1 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with the dental reconstructive business unit. The decline in sales volume during the third quarter of fiscal 2009 created an indication of potential impairment of our long-lived assets; therefore, we performed a preliminary impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to our original assumptions at the time of the Merger. We finalized the impairment test during the fourth quarter of fiscal 2009. We completed our annual impairment tests as of March 31, 2010, in accordance with our standard timing of testing, and no impairment of goodwill or other intangible assets was indicated for fiscal 2010.

Interest Expense

Interest expense was $516.4 million for the year ended May 31, 2010, compared to interest expense of $550.3 million for the year ended May 31, 2009. The decrease in interest expense was due to the following: 1) a decrease in interest rates and 2) a lower average debt balance of $6,117.9 million for the year ended May 31, 2010 compared to $6,245.3 million for the year ended May 31, 2009.

Other (Income) Expense

Other (income) expense was income of $18.1 million for the year ended May 31, 2010, compared to an expense of $21.8 million for the year ended May 31, 2009. The increase in other income for the year ended May 31, 2010 primarily related to currency transaction gains of $10.4 million compared to currency transaction losses of $7.0 million for the year ended May 31, 2009, as well as $5.2 million of other-than-temporary impairment (OTTI) on our investments and the write-down of auction-rate securities of $9.4 million in the prior year. The currency transaction gains and losses related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. Dollar on intercompany inventory purchases.

Benefit from Taxes

The effective income tax rate increased to 66.4% for the year ended May 31, 2010 compared to 18.6% for the year ended May 31, 2009. The fiscal 2010 tax rate is higher than the federal statutory tax rate primarily due to the benefit of foreign earnings taxed at rates lower than the U.S. federal rate, an increase in deferred tax benefit relating to changes in state statutory rate estimates, and the generation of additional foreign tax and general business credits. This rate increase is partially offset by the increase in valuation allowance relating to state and foreign net operating loss carryforwards and an increase in gross FIN 48 liabilities. In fiscal 2009, $495.6 million of the $551.1 million impairment charge taken on the dental reconstructive business unit was a non-deductible permanent difference, which decreased the effective tax rate. The increase in the tax rate in fiscal 2010 compared to the prior periods is also partially attributable to changes in the Company’s mix of profits and losses in certain foreign and domestic jurisdictions in the current year, primarily the loss in the U.S. as a percent of the total loss before income taxes decreasing in fiscal 2010 compared to fiscal 2009.

For the Year Ended May 31, 2009 Compared to the Period July 12, 2007 through May 31, 2008

(in millions, except percentages)	Year Ended May 31, 2009	Percentage of Net Sales	July 12, 2007 through May 31, 2008	Percentage of Net Sales
Net sales	$2,504.1	100%	$2,134.5	100%
Cost of sales	828.4	33	814.7	38

Gross profit	1,675.7	67	1,319.8	62
Selling, general and administrative expense	1,003.6	40	1,097.6	51
Research and development expense	93.5	4	82.2	4
In-process research and development	—	—	479.0	23
Amortization	375.8	15	329.3	15
Goodwill & intangible assets impairment charge	551.1	22	—	—

Operating income (loss)	(348.3)	(14)	(668.3)	(31)
Interest expense	550.3	22	516.3	24
Other (income) expense	21.8	1	9.7	—

Other expense, net	572.1	23	526.0	24

Loss before income taxes	(920.4)	(37)	(1,194.3)	(55)
Benefit from income taxes	(171.2)	(7)	(230.1)	(11)

Net loss	$(749.2)	(30)%	$(964.2)	(44)%

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

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Principal drivers behind the reconstructive product sales were knees, which grew 9%, year over year, in the second half of fiscal 2009 in the United States as compared to the second half of fiscal 2008. Worldwide demand remained strong for Vanguard® Complete Knee System and good market acceptance of new technologies contributed to knee sales growth, including E1™ Antioxidant Infused Technology Tibial Bearings, Regenerex® Tibial Trays and Signature™ Personalized Patient Care system. During fiscal 2009, we continued the launch of the Signature™ System, which uses a patient’s MRI data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning and for implementation during the procedure. Hip sales were very strong and grew 14%, year over year, in the second half of fiscal 2009 in the United States as compared to the second half of fiscal 2008, primarily due to the conventional and Microplasty® versions of the Taperloc® Hip System, the M2a-Magnum ™ Acetabular System including Tri-Spike™ Cups, the Regenerex® RingLoc®+ Modular Acetabular System, E1™ Antioxidant Infused Technology Acetabular Liners, and the Echo® Bi-Metric® stem. In addition, European reconstructive sales were strong due to the volume growth of the Vanguard® Complete Knee System, Oxford® Partial Knee System, Aura™ Hip Stem, Taperloc® Hip System, the Exceed ABT™ Advanced Bearing Technologies Acetabular System, the T.E.S.S. Shoulder System and the Echo® Bi-Metric® stem.

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

Gross Profit

Gross profit increased as a percentage of net sales to 67% for the year ended May 31, 2009 compared to 62% for the period July 12, 2007 through May 31, 2008. Gross margin for the period July 12, 2007 through

May 31, 2008 was negatively impacted by increased cost of sales in connection with the Merger, including a charge for the inventory step-up of $160.3 million. The fiscal 2009 gross profit was negatively impacted by $67.5 million for settlements and reserves associated with the King litigation (see Note 15 to our consolidated financial statements included elsewhere in this annual report) and a $20.5 million product rationalization charge related to our Biomet Trauma & Biomet Spine business. This product rationalization charge is part of a 12-18 month program to streamline the supply chain of this business by discontinuing 15% of the products sold by this division. All of these products have been or will be replaced with other product offerings. This management action is expected to move customers to improved technology, provide for small cost savings and help focus the sales force. Excluding these items, gross margin percentage improved in the current year due to the U.S. business growing faster than our business outside the U.S. and cost savings from our operational improvements program more than offsetting the negative margin impact from our dental business decline.

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

Research and Development Expense

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

Interest Expense

Interest expense was $550.3 million for the year ended May 31, 2009, compared to $516.3 million for the period July 12, 2007 through May 31, 2008. For the year ended May 31, 2009, interest expense primarily related to interest charges and financing costs related to the debt financings obtained in connection with the Merger. For the period July 12, 2007 through May 31, 2008, interest expense primarily related to interest charges and financing costs on the merger indebtedness when the Tender Facility was replaced with senior secured credit facilities, term loan facilities, and cash flow and asset based loan revolvers. In addition, interest expense was impacted during the period July 12, 2007 through May 31, 2008 for deferred financing costs of $57.2 million related to the Tender Facility being repaid.

Other (Income) Expense

Other income (expense) was an expense of $21.8 million for the year ended May 31, 2009, compared to an expense of $9.7 million during the period July 12, 2007 through May 31, 2008. Other income (expense) for fiscal 2009 primarily related to write-downs of investments of $5.2 million, write-downs of auction-rate securities of $9.4 million, and currency transaction losses related to our foreign operations of $7.0 million, primarily due to the strengthening euro compared to the U.S. Dollar. The $9.7 million for the prior period primarily related to currency transaction losses related to our foreign operations.

Benefit from Taxes

The effective income tax rate decreased to 18.6% for the year ended May 31, 2009 compared to 19.3% for the period July 12, 2007 through May 31, 2008. These effective tax rates are lower than statutory tax rates due to amounts deducted for financial reporting purposes that are not deductible for tax purposes. In fiscal 2009, $495.6 million of the $551.1 million impairment charge taken on the dental reconstructive business unit was a non-deductible permanent difference, which decreased the effective tax rate. In the period July 12, 2007 through May 31, 2008, the following items were not deductible for tax purposes: (1) $479.0 million IPRD expense related to the Merger, (2) a portion of the $26.9 million Department of Justice settlement described in Note 15 to our consolidated financial statements included elsewhere in this annual report and (3) $74.0 million of Merger-related expenses. The increase in the tax rate in fiscal 2009 compared to the prior period is also partially attributable to changes in our mix of profits and losses in certain foreign and domestic jurisdictions in the current year.

For the Period June 1, 2007 through July 11, 2007

Consolidated Statements of Operations

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
Net sales	$248.8	100%
Cost of sales	102.3	41

Gross profit	146.5	59
Selling, general and administrative expense	194.2	78
Research and development expense	34.0	14
Amortization	0.5	—

Operating loss	(82.2)	(33)
Interest expense, net	0.3	—
Other income	(0.6)	—

Other income, net	(0.3)	—

Loss before income taxes	(81.9)	(33)
Benefit from income taxes	(27.3)	(11)

Net loss	$(54.6)	(22)%

Sales

Net sales were $248.8 million for the period June 1, 2007 through July 11, 2007.

Geography Sales Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
United States	$156.2	63%
Europe	70.8	28
International(1)	21.8	9

Total	$248.8	100%

(1)	International primarily includes Canada, South America, Mexico, and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	June 1, 2007 through July 11, 2007 (Predecessor)	Percentage of Net Sales
Reconstructive	$178.1	71%
Fixation	27.1	11
Spinal	24.9	10
Other	18.7	8

Total	$248.8	100%

Reconstructive

Worldwide sales of reconstructive products continued to be a significant percentage of total net sales for the period from June 1, 2007 through July 11, 2007. Principal drivers behind the reconstructive product sales were knees, where worldwide demand remained strong for Biomet’s Oxford® Partial Knee System, as well as the Vanguard® Complete Knee System. Hip sales continued to be strong, primarily due to worldwide sales of the M2 a-Magnum™ Large Articulation System and the Taperloc® Hip System, as well as strong growth for the ReCap® Total Resurfacing System in Europe. In addition, sales of dental reconstructive devices were strong, with the launch of the NanoTite™ Tapered PREVAIL® Implant.

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

Gross Profit

Gross margin as a percentage of net sales was 59% for the period June 1, 2007 through July 11, 2007 compared. Gross margins were negatively impacted by $28.0 million of costs in June 2007 to settle in-the-money stock options to employees, as part of the Merger.

Selling, General and Administrative Expense

Selling, general and administrative expense, as a percentage of net sales, was 78% for the period June 1, 2007 through July 11, 2007. Selling, general and administrative expense was for the period June 1, 2007 through July 11, 2007 was negatively impacted by: (1) $61.0 million paid upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger, (2) $30.0 million of transaction fees associated with the Merger, (3) $18.0 million of distributor fee expense associated with renegotiation of distribution agreements and (4) $2.0 million of additional legal and Merger-related fees.

Research and Development Expense

Research and development expenditures were $34.0 million, or 14% as a percentage of net sales from June 1, 2007 through July 11, 2007. Research and development expense was negatively impacted by $23.0 million of additional compensation expense upon the cash-out of outstanding in-the-money stock options of employees, as part of the Merger.

Benefit from Taxes

The effective income tax rate was 33% for the period June 1, 2007 through July 11, 2007. The rates are lower than the U.S. statutory rates due to the tax rates in our international locations being lower than in the United States and our plans to have those earnings permanently invested.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the years ended May 31, 2010 and 2009, for the period July 12, 2007 through May 31, 2008, and for the period June 1, 2007 through July 11, 2007.

(in millions)	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1 - July 11, 2007 (Predecessor)
Net cash from (used in):
Operating activities	$321.5	$243.8	$188.9	$59.4
Investing activities	(182.0)	(194.9)	(11,721.8)	11.0
Financing activities	(159.9)	42.5	11,481.6	1.3
Effect of exchange rate changes on cash	(6.1)	(3.4)	2.0	0.1

Change in cash and cash equivalents	$(26.5)	$88.0	$(49.3)	$71.8

For the Year Ended May 31, 2010 Compared to the Year Ended May 31, 2009

Our cash and cash equivalents was $189.1 million as of May 31, 2010 compared to $215.6 million as of May 31, 2009. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $321.5 million for the year ended May 31, 2010, compared to cash flows provided of $243.8 million for the year ended May 31, 2009. Cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the year ended May 31, 2010 included a net loss of $47.6 million, offset by non-cash amounts of $458.3 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used in working capital of $89.2 million. This compares to the year ended May 31, 2009 which included a net loss of $749.2 million, offset by non-cash amounts of $927.3 million (primarily goodwill and intangible asset impairment charge, depreciation and amortization, deferred income taxes and stock based compensation), and cash provided by working capital of $65.7 million. The increase in cash provided by operating activities of $77.7 million is primarily due to the following:

•	$232.6 million decrease in net loss after taking into consideration noncash items offset by:

¡	$61.0 million payment on previously disclosed litigation accrued for in fiscal 2009; and

¡	$17.2 million additional income taxes paid.

Investing Cash Flows

Net cash used in investing activities was $182.0 million for the year ended May 31, 2010 and $194.9 million for the year ended May 31, 2009. Net cash used in investing activities for the years ended May 31, 2010 and 2009 primarily related to capital expenditures of $186.4 million and $185.0 million, respectively, and purchases of investments of $13.3 million, partially offset by proceeds from sales of available-for-sale securities of $24.9 million.

Financing Cash Flows

Net cash used in financing activities was $159.9 million for the year ended May 31, 2010 compared to net cash provided by financing activities of $42.5 million for the year ended May 31, 2009. Net cash used in financing activities for the year ended May 31, 2010 primarily related to required payments under the senior secured credit facility of $35.8 million, discretionary payments under the revolving credit facilities of $68.9 million, and discretionary payments under the asset-based revolver of $65.2 million, partially offset by proceeds under the revolving credit facilities of $20.4 million. Net cash provided by financing activities for the year ended May 31, 2009 primarily related to proceeds under the revolving credit facilities of $48.2 million and under the asset-based revolver of $165.4 million, partially offset by required payments under the senior secured credit facility of $35.7 million, discretionary payments under the revolving credit facilities of $38.0 million, and discretionary payments under the asset-based revolver of $100.2 million.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on the certain metrics, including days sales outstanding (“DSO”) and inventory turns (“turns”). The following is a summary of our DSO and turns for the years ended May 31, 2010 and 2009.

	Year Ended May 31, 2010	Year Ended May 31, 2009
Days Sales Outstanding	65.2	72.7
Inventory Turns	1.59	1.56

We use Days Sales Outstanding (DSO) as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies.

For the year ended May 31, 2010, $38.9 million of net accounts receivables related to Greece were reclassified to long-term assets due to the proposal of the Greece government to settle certain debts with the issuance of zero-coupon bonds not expected to be settled in the next twelve months. This reclassification impacted our days sales outstanding in fiscal 2010 by 2.6 days with the remaining decrease due to continued focus on collections and an increase in factoring in certain European countries.

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

Operating Cash Flows

Net cash provided by operating activities was $243.8 million for the year ended May 31, 2009, compared to cash flows provided of $188.9 million for the period July 12, 2007 through May 31, 2008. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the year ended May 31, 2009 included a net loss of $749.2 million, offset by non-cash amounts of $927.3 million (primarily goodwill and intangible asset impairment charge, depreciation and amortization, deferred income taxes and stock based compensation), and cash provided by working capital of $65.7 million, which was impacted by the following items compared to the period July 12, 2007 through May 31, 2008:

•	$156.5 million of additional cash paid for interest;

•	$13.1 million increase in inventory;

•	$23.7 million decrease in accounts receivable; and

•	$39.9 million decrease in income taxes paid.

Net cash provided by operating activities was $188.9 million for the period July 12, 2007 through May 31, 2008 primarily related to a net loss of $964.2 million, offset by non-cash amounts of $1,113.6 million (primarily IPRD, depreciation and amortization and inventory step-up as a result of the Merger) and cash provided by working capital of $39.5 million. Cash provided by operating activities for this period was lower than fiscal 2009 due to the period being 41 days less than fiscal 2009 as well as being negatively impacted by the following items compared to fiscal 2009:

•	$26.9 million settlement with the Department of Justice;

•	$22.0 million of increased distributor fee expense associated with renegotiation of distribution agreements; and

•	$26.9 million of investment banking fees.

Investing Cash Flows

Net cash used in investing activities was $194.9 million for the year ended May 31, 2009 and $11,721.8 million for the period from July 12, 2007 through May 31, 2008. Net cash used in investing activities for the year ended May 31, 2009 primarily related to capital expenditures of $185.0 million, and for the period July 12, 2007 through May 31, 2008 primarily related to $11,638.2 million of acquisition costs in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to our consolidated financial statements, and capital expenditures of $167.9 million, partially offset by net proceeds from the sale and purchase of investments of $84.7 million.

Financing Cash Flows

Net cash provided by financing activities was $42.5 million for the year ended May 31, 2009 and $11,481.6 million for the period from July 12, 2007 through May 31, 2008. Net cash provided by financing activities for the year ended May 31, 2009 primarily related to proceeds under the revolving credit facilities of $213.6 million, partially offset by payments under the revolving credit facilities of $138.2 million and payments under the senior secured credit facility of $35.7 million. Net cash provided by financing activities for the period July 12, 2007 through May 31, 2008 primarily related to capital contributions of $5,521.9 million and proceeds from long-term debt of $6,250.7 million in connection with the acquisition of Biomet, Inc. as discussed in Note 1 to our consolidated financial statements included elsewhere in this annual report.

Credit Facilities

Senior Secured Cash Flow Facilities. On September 25, 2007, we entered into a credit agreement and related security and other agreements providing for (a) a $2,340.0 million U.S. dollar-denominated senior secured term loan facility and a €875.0 million (approximately $1,207.4 million at September 25, 2007) euro-denominated senior secured term loan facility and (b) a $400.0 million senior secured cash flow revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent. We refer to our senior secured term loan facilities and our senior secured cash flow revolving credit facility collectively as the senior secured cash flow facilities.

We borrowed the full amount available under our senior secured term loan facilities on September 25, 2007. During the year ended May 31, 2010, we repaid $23.2 million of outstanding loans under our U.S. dollar-denominated senior secured term loan facility and $12.6 million of outstanding loans under the euro-denominated senior secured term loan facility. During the year ended May 31, 2009, we repaid $23.6 million of outstanding loans under our U.S. dollar-denominated senior secured term loan facility and $12.1 million of outstanding loans under the euro-denominated senior secured term loan facility. The senior secured cash flow revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $100.0 million sub-capacity for borrowings on same-day notice, referred to as swingline loans. We borrowed approximately $131.0 million under our senior secured cash flow revolving credit facility on September 25, 2007 to pay a portion of the Transactions. As of May 31, 2010, we had no outstanding borrowings under our senior secured cash flow revolving credit facilities.

Borrowings under our senior secured cash flow facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus  1/2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At May 31, 2010, the applicable margin for borrowings under our senior secured term loan facilities was 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR or Eurocurrency borrowings, and our senior secured cash flow revolving credit facility was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR or Eurocurrency borrowings. The applicable margin under our senior secured cash flow revolving credit facility may be reduced based on our achievement of certain specified ratios. In connection with our senior secured term loan facilities, we are entered into a series of interest rate swap agreements and at May 31, 2010 had (1) an aggregate notional amount of $1,935.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and (2) an aggregate notional amount of €510.0 million (approximately $626.1 million outstanding at May 31, 2010) to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,047.3 million outstanding at May 31, 2010) euro-denominated senior secured term loan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

The credit agreement governing our senior secured cash flow facilities requires us to prepay outstanding term loans, subject to certain exceptions; (1) after our first full fiscal year after the Closing Date, 50% (which percentage will be reduced to 25% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in our senior secured cash flow facilities); (2) if our senior secured leverage ratio is greater than a specified ratio, 100% (which percentage will be reduced to 50% if our senior secured leverage ratio is less than a specified ratio and will be reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest those proceeds in assets to be used in our business or to make certain other permitted investments and (3) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under our senior secured cash flow facilities. All obligations under our senior secured cash flow facilities are unconditionally guaranteed by Parent, and, subject to certain exceptions, each of our existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under our senior secured cash flow facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of Parent and the subsidiary guarantors. No prepayments on the above mentioned debt was required under the credit agreement in fiscal 2010.

Our senior secured cash flow facilities contain a number of covenants that, among other things are subject to certain exceptions, will restrict our ability and the ability of our restricted subsidiaries to: (1) incur additional indebtedness; (2) pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; (3) make investments, loans, advances and acquisitions; (4) create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; (5) engage in transactions with our affiliates; (6) sell assets, including capital stock of our subsidiaries; (7) consolidate or merge; (8) create liens; and (9) enter into sale and lease-back transactions. The credit agreement governing our senior secured cash flow facilities does not require us to comply with any financial ratio maintenance covenants. As of May 31, 2010, we were in compliance with our covenants and intend to maintain compliance.

The credit agreement governing our senior secured cash flow facilities also contains certain customary affirmative covenants and events of default.

Senior Secured Asset-based Revolving Credit Facility. On September 25, 2007, we entered into a credit agreement and related security and other agreements for a senior secured asset-based revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $350.0 million, subject to borrowing base limitations. The borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on consigned inventory and accounts receivable owed by non-U.S. persons. Our senior secured asset-based revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $35.0 million sub-facility for borrowings on same-day notice, referred to as swingline loans. We did not draw on our senior secured asset-based revolving credit facility at the closing of the Transactions. As of May 31, 2010, the borrowing base under our senior secured asset-based revolving credit facility was $324.9 million, which is net of the amount we believe will not be funded by subsidiaries of Lehman Brothers Holding Inc., or Lehman, and borrowing base limitations relating to the senior secured asset-based revolving facility.

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

Like our senior secured cash flow facilities described above, our senior secured asset-based revolving credit facility contains a number of covenants that restrict our ability and the ability of our restricted subsidiaries. The covenants limiting (1) dividends and other restricted payments, (2) investments, loans, advances and acquisitions and (3) prepayments or redemptions of other indebtedness each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $112.5 million plus 15% of any additional commitments under this facility of pro forma excess availability under our senior secured asset-based revolving credit facility and our senior secured cash flow revolving credit facility in the aggregate, and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next sentence. Although the credit agreement governing our senior secured asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if less than $35.0 million plus 10% of any additional commitments under this facility were available under our senior secured asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts unless our pro forma ratio of (a) Consolidated adjusted EBITDA minus Capital Expenditures minus Cash Taxes to (b) Fixed Charges (as such terms are defined in the credit agreement and in each case for the most recently ended four quarter period) were at least 1.0 to 1.0. The credit agreement governing our senior secured asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. As of May 31, 2010, we were in compliance with our covenants and intend to maintain compliance.

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

The indentures governing the notes, among other things, limit our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, pay dividends and make other restricted payments, make certain investments, sell assets, create liens, consolidate, merge or sell all or substantially all of our assets, enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to important exceptions during any period of time for which (i) the respective notes have received investment grade ratings from Moody’s and S&P and (ii) no default has occurred and is continuing under the indentures that govern the respective notes. As of May 31, 2010, we were in compliance with our covenants and intend to maintain compliance.

Non-US Credit Facilities. As of May 31, 2010, we had (1) a non-US facility in the amount of €100.0 million (approximately $122.8 million), and (2) a loan in Spain, together referred to as the non-US facilities. Outstanding borrowings under our non-US facilities primarily bear interest at a variable rate of the lender’s interbank rate plus an applicable margin. As of May 31, 2010, we had $6.3 million in outstanding borrowings under our non-US facilities.

Future Financing Activities

As of May 31, 2010, we had (1) approximately $377.8 million available for borrowing under our senior secured cash flow revolving credit facility, (2) $324.9 million available for borrowing under our senior secured asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facility commitments under our senior secured cash flow facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured cash flow facilities) to be equal to or less than 4.50 to 1.00, (4) the option to increase the asset-based revolving credit commitments under our senior secured asset-based revolving credit facility by up to $100.0 million and (5) $122.7 million available for borrowing under our non-US facilities. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Management believes that cash flows from operations, amounts available under our senior secured credit facilities and our anticipated access to public and private debt markets will be sufficient to meet expected liquidity needs during the next twelve months.

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

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of May 31, 2010. We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our asset-based revolving facility as of May 31, 2010. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of May 31, 2010, required principal payments of $35.6 million are due within the next twelve months.

Our revolving borrowing base available under all debt facilities at May 31, 2010 was $825.4 million, which is net of the amount we believe will not be funded by Lehman and borrowing base limitations relating to the senior secured asset-based revolving facility.

During the second fiscal quarter ended November 30, 2008, Lehman, whose subsidiaries have a $41.5 million credit commitment across our domestic revolving borrowing base, filed for bankruptcy. During the second quarter ended November 30, 2008, we submitted borrowing requests for $175.0 million from our senior secured asset-based revolving credit facility of which $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the credit facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. There were no borrowings under the asset-based revolving credit facility as of May 31, 2010.

(in millions)	Total	2011	2012 and 2013	2014 and 2015	2016 and Thereafter
Contractual obligations (1)
Projected future pension benefit payments	$29.5	$5.3	$6.3	$7.3	$10.6
Long-term debt (including current maturities)	5,896.5	35.6	68.2	3,226.5	2,566.2
Interest payments (2)	2,820.6	475.8	880.1	777.0	687.7
Material purchase commitments	72.5	48.2	15.0	8.8	0.5
Outsourcing contract obligation	15.9	5.3	10.6	—	—

Total contractual obligations	$8,835.0	$570.2	$980.2	$4,019.6	$3,265.0

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.
(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $64.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs, capital expenditures and to service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and regulatory changes in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives. See “Risk Factors—Risks Related to Our Indebtedness.”

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

At certain locations we record a contractual allowance that is offset against revenue for each sale to a non-contracted payer so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payers and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. We will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payer will settle the claim for based on the information available as noted above. At certain locations, revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

We also maintain a separate allowance for doubtful accounts for estimated losses based on our assessment of the collectability of specific customer accounts and the aging of the accounts receivable. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of our current and future allowance. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. We monitor and analyze the accuracy of the allowance for doubtful accounts estimate by reviewing past collectability and adjust it for future expectations to determine the adequacy of our current and future allowance. Our reserve levels have generally been sufficient to cover credit losses.

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

Goodwill and Other Intangible Assets

We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, we utilize the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our March 31, 2010 annual impairment assessment, we identified eight reporting units, which in aggregate make up our one reportable segment. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

We use the income approach, specifically the discounted cash flow method, to determine the fair value of each reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.

In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate of 3% is used to calculate the value of cash flows beyond the last projected period in our analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant risk-adjusted weighted-average costs of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. For our March 31, 2010 annual impairment assessment, we utilized a discount rate of 10.2% for all reporting units. We believe the discount rate is the most sensitive input in our analysis. Based on the discount rate used in our most recent test for impairment, if the discount rate increased by 1%, the fair value of the consolidated company could be lower by approximately $1.5 billion and a decrease in the discount rate of 1% results in $1.5 billion higher fair value. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. All eight reporting units passed step one of the impairment test for goodwill on March 31, 2010; therefore it was not necessary to perform the step two analysis. Even with a 1% higher discount rate, all eight reporting units would pass step one of the impairment test for goodwill.

The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If we are unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss is probable and could be reasonably estimated, we recognize our best estimate of the loss in our current period financial statements and disclose that amount as an estimate. We then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.

We determine the fair value of indefinite lived intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

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

Other Loss Contingencies

In accordance with guidance issued by the FASB for contingencies, we accrue anticipated costs of settlement, damages, and loss of product liability claims based on historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, we accrue the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future. We have self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits and disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by our insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

Income Taxes

We record income tax estimates in accordance with guidance issued by the FASB; however, there are inherent risks that could create uncertainties related to the estimates. We adjust estimates based on normal operating circumstances and conclusions related to tax audits. We do not believe any audit finding could materially affect our financial position; however, there could be a material impact on our consolidated results of operations and cash flows of a given period.

Valuation of Purchased In-Process Research and Development

When a business combination occurs, such as our Merger, the purchase price is allocated based upon the fair value of tangible assets and in-process research and development, or IPRD. We recognize IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We consider, among other things, the project’s stage of completion, complexity of the work competed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. We believe the methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and our operations.

Interest Rate Risk

Our principal exposure to interest rate risk arises from variable rates associated with our credit facilities and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. For a description of these facilities, refer to Note 8 to the consolidated financial statements included in this annual report.

During August 2007 and March 2008, we entered into a series of interest rate swap agreements with an aggregate notional amount of $1,890.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated senior secured term loan facility and during August 2007 and March 2008, we entered into a series of interest rate swap agreements with an aggregate notional amount of €635.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,207.4 million at September 25, 2007) euro-denominated senior secured term loan facility. During December 2008 and February 2009, we entered into two additional interest rate swap agreements with a total notional amount of $520.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated term loan facility. As of May 31, 2010, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated senior secured term loan facility was a $95.4 million net unrealized loss, and the fair value of the interest rate swap agreements relating to our euro-denominated senior secured term loan facility was a €31.7 million (approximately $38.9 million) net unrealized loss. Net of our $4.4 million credit valuation adjustment, we have a liability of $129.9 million.

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

Based on our overall interest rate exposure at May 31, 2010, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2010, would cause a $2.6 million increase in or savings in interest expense, respectively.

Foreign Currency Risk

Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or the Company itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. In order to mitigate the currency exposure related to debt service under our debt facilities, we have hedged a portion of our net investment in our European subsidiaries with the issuance of €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. Our net investment in our European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2010, our net investment in European subsidiaries totaled €2,084.1 million ($2,558.5 million) and the outstanding principal balance was €853.1 million ($1,047.3 million). The difference of €1,231.0 million ($1,511.2 million) remained unhedged as of May 31, 2010. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. We test effectiveness on this net investment hedge by determining if the net investment in our European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the consolidated statement of operations.

Based on our overall exposure for foreign currency at May 31, 2010, a hypothetical 10% change up or down in foreign currency rates would have a $6.2 million effect on interest expense. We do not consider this effect material to the results of operations and net income or believe there will be any material effect to the balance sheet.

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

Item 8.	Financial Statements and Supplementary Data

BIOMET, INC.

INDEX TO FINANCIAL STATEMENTS

Index	Page Number
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets as of May 31, 2010 and 2009	78
Consolidated Statements of Operations for the years ended May 31, 2010 (Successor) and 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor)	79
Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2010 (Successor) and 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor)	80
Consolidated Statements of Cash Flows for the years ended May 31, 2010 (Successor) and 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor)	81
Notes to Consolidated Financial Statements	82
Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	122
Quarterly Results (Unaudited)	123

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biomet, Inc.

Warsaw, Indiana

We have audited the consolidated balance sheets of Biomet, Inc. and subsidiaries (“Biomet -successor”) as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years ended May 31, 2010 and 2009 and for the period July 12, 2007 through May 31, 2008. We have also audited the Biomet, Inc. and subsidiaries (“Biomet-predecessor”) consolidated statements of operations, shareholder’s equity and cash flows for the period June 1, 2007 through July 11, 2007. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Biomet-successor as of May 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended May 31, 2010 and 2009 and for the period July 12, 2007 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements for Biomet-predecessor present fairly, in all material respects, the results of their operations and their cash flows for the period June 1, 2007 through July 11, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, LVB Acquisition, LLC acquired Biomet, Inc. and subsidiaries on July 11, 2007. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for the years ended May 31, 2010 and 2009 and for the period July 12, 2007 through May 31, 2008 are not comparable with prior periods.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

August 25, 2010

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets.

(in millions)

	May 31, 2010	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$189.1	$215.6
Accounts receivable, net	452.5	511.1
Income tax receivable	19.2	20.0
Inventories	507.3	523.9
Deferred income taxes	64.3	78.4
Prepaid expenses and other	72.6	39.1

Total current assets	1,305.0	1,388.1
Property, plant and equipment, net	622.0	636.1
Investments	23.3	27.4
Intangible assets, net	5,190.3	5,680.0
Goodwill	4,707.5	4,780.5
Other assets	120.9	88.8

Total assets	$11,969.0	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$35.6	$81.2
Accounts payable	86.3	99.4
Accrued interest	70.2	73.1
Accrued wages and commissions	111.3	66.6
Other accrued expenses	215.1	310.9

Total current liabilities	518.5	631.2
Long-term liabilities:
Long-term debt, net of current portion	5,860.9	6,131.5
Deferred income taxes	1,674.9	1,816.3
Other long-term liabilities	181.2	181.6

Total liabilities	8,235.5	8,760.6
Shareholder’s equity:
Contributed and additional paid-in capital	5,605.1	5,584.4
Accumulated deficit	(1,761.0)	(1,713.4)
Accumulated other comprehensive loss	(110.6)	(30.7)

Total shareholder’s equity	3,733.5	3,840.3

Total liabilities and shareholder’s equity	$11,969.0	$12,600.9

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations.

(in millions)

	For the Year Ended May 31,	For the Year Ended May 31,	For the Periods
	2010	2009	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
	(Successor)	(Successor)
Net sales	$2,698.0	$2,504.1	$2,134.5	$248.8
Cost of sales	819.9	828.4	814.7	102.3

Gross profit	1,878.1	1,675.7	1,319.8	146.5
Selling, general and administrative expense	1,042.3	1,003.6	1,097.6	194.2
Research and development expense	106.6	93.5	82.2	34.0
In-process research and development	—	—	479.0	—
Amortization	372.6	375.8	329.3	0.5
Goodwill and intangible assets impairment charge	—	551.1	—	—

Operating income (loss)	356.6	(348.3)	(668.3)	(82.2)
Interest expense	516.4	550.3	516.3	0.3
Other (income) expense	(18.1)	21.8	9.7	(0.6)

Other (income) expense, net	498.3	572.1	526.0	(0.3)
Loss before income taxes	(141.7)	(920.4)	(1,194.3)	(81.9)
Benefit from income taxes	(94.1)	(171.2)	(230.1)	(27.3)

Net loss	$(47.6)	$(749.2)	$(964.2)	$(54.6)

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholder’s Equity.

(in millions)

	Common Shares		Contributed and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	Number	Amount
Balance at May 31, 2007	245.7	$229.6	$138.9	$1,634.7	$46.0	$2,049.2

Net loss for the period June 1, 2007 to July 11, 2007	—	—	—	(54.6)	—	(54.6)
Currency translation adjustments	—	—	—	—	(6.6)	(6.6)

Comprehensive loss	—	—	—	—	—	(61.2)

Adoption of FIN 48	—	—	—	(9.2)	—	(9.2)
Excess tax benefit from exercise of stock options	—	—	3.9	—	—	3.9
Purchase of shares	(1.0)	(2.1)	(0.7)	—	—	(2.8)
Effect of Merger	(244.7)	(227.5)	(142.1)	(1,570.9)	(39.4)	(1,979.9)
Net loss for the period July 12, 2007 to May 31, 2008	—	—	—	(964.2)	—	(964.2)
Change in unrealized holding value on available for sale securities	—	—	—	—	(3.8)	(3.8)
Interest rate swap unrealized loss, net of $(7.2) tax effect	—	—	—	—	(12.1)	(12.1)
Foreign currency related gains	—	—	—	—	267.1	267.1
Employee defined benefit plan	—	—	—	—	1.6	1.6

Comprehensive loss	—	—	—	—	—	(711.4)

Contributed capital	—	—	5,521.9	—	—	5,521.9
Compensation expense	—	—	25.8	—	—	25.8

Balance at May 31, 2008	—	—	5,547.7	(964.2)	252.8	4,836.3
Net loss	—	—	—	(749.2)	—	(749.2)
Reclassification of impairment loss	—	—	—	—	4.0	4.0
Interest rate swap unrealized loss, net of $(50.1) tax effect	—	—	—	—	(79.1)	(79.1)
Foreign currency related losses	—	—	—	—	(199.2)	(199.2)
Other accumulated other comprehensive loss	—	—	—	—	(9.2)	(9.2)

Comprehensive loss	—	—	—	—	—	(1,032.7)

Compensation expense	—	—	33.9	—	—	33.9
Repurchase of LVB Acquisition, Inc. shares	—	—	(0.9)	—	—	(0.9)
Contributed capital	—	—	3.7	—	—	3.7

Balance at May 31, 2009	—	—	5,584.4	(1,713.4)	(30.7)	3,840.3
Net loss	—	—	—	(47.6)	—	(47.6)
Change in unrealized holding value on available for sale securities, net of $1.3 tax effect	—	—	—	—	1.8	1.8
Interest rate swap unrealized gain, net of $7.2 tax effect	—	—	—	—	11.3	11.3
Foreign currency related losses	—	—	—	—	(96.5)	(96.5)
Unrecognized actuarial gain on pension assets, net of $2.9 tax effect					3.5	3.5

Comprehensive loss	—	—	—	—	—	(127.5)

Compensation expense	—	—	22.4	—	—	22.4
Repurchase of LVB Acquisition, Inc. shares	—	—	(1.7)	—	—	(1.7)

Balance at May 31, 2010	—	$—	$5,605.1	$(1,761.0)	$(110.6)	$3,733.5

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows.

(in millions)

	For the Year Ended May 31,	For the Year Ended May 31,	For the Periods
	2010	2009	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
	(Successor)	(Successor)
Cash flows provided by operating activities:
Net loss	$(47.6)	$(749.2)	$(964.2)	$(54.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	547.6	537.7	461.0	9.3
Amortization of deferred financing costs	11.3	11.3	7.7	—
In-process research and development charge	—	—	479.0	—
Stock-based compensation expense	22.4	33.9	25.8	—
Inventory step-up related to merger	—	—	160.3	—
Recovery of doubtful accounts receivable	(7.0)	(10.5)	—	—
Loss (gain) and impairment on investments, net	(4.3)	14.6	—	(7.0)
Goodwill and intangible assets impairment charge	—	551.1	—	—
Property, plant and equipment impairment charge	7.8	—	—	—
Provision for inventory obsolescence	(2.1)	9.9	7.7	—
Deferred income taxes	(120.1)	(224.7)	(27.5)	76.7
Excess tax benefit from exercise of stock options	—	—	—	(3.9)
Other	2.7	4.0	(0.4)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(5.6)	(38.8)	(14.9)	5.8
Inventories	(27.3)	(27.9)	5.7	(12.0)
Prepaid expenses	6.2	3.1	25.2	—
Accounts payable	(9.5)	19.6	13.4	(1.6)
Income tax receivable	9.0	39.4	(17.8)	—
Accrued interest	(2.9)	(7.8)	80.9	—
Share-based compensation accrual related to Merger	—	—	—	112.8
Accrued expenses and other	(59.1)	78.1	(53.0)	(66.1)

Net cash provided by operating activities	321.5	243.8	188.9	59.4
Cash flows provided by (used in) investing activities:
Proceeds from sales of investments	24.9	3.1	84.7	42.8
Purchases of investments	(13.3)	—	—	—
Net proceeds from sale of property and equipment	3.0	—	—	—
Capital expenditures	(186.4)	(185.0)	(167.9)	(22.0)
Acquisitions, net of cash acquired	(10.2)	(13.0)	(0.4)	(9.8)
Acquisition of Biomet, Inc.	—	—	(11,638)	—

Net cash provided by (used in) investing activities	(182.0)	(194.9)	(11,721.8)	11.0
Cash flows provided by (used in) financing activities:
Debt:
Increase (decrease) in short-term borrowings	—	—	(51.0)	0.2
Proceeds under revolving credit agreements	20.4	213.6	(134.6)	—
Payments under revolving credit agreements	(134.1)	(138.2)	(18.3)	—
Payments under senior secured credit facility	(35.8)	(35.7)	—	—
Repurchases of senior notes	(8.7)	—	—	—
Proceeds from long-term debt related to merger	—	—	6,250.7	—
Payment of deferred financing costs	—	—	(87.1)	—
Equity:
Capital contributions	—	3.7	5,521.9	—
Repurchase of LVB Acquisition, Inc. shares	(1.7)	(0.9)	—	(2.8)
Excess tax benefit from exercise of stock options	—	—	—	3.9

Net cash provided by (used in) financing activities	(159.9)	42.5	11,481.6	1.3
Effect of exchange rate changes on cash	(6.1)	(3.4)	2.0	0.1

Increase (decrease) in cash and cash equivalents	(26.5)	88.0	(49.3)	71.8
Cash and cash equivalents, beginning of period	215.6	127.6	176.9	105.1

Cash and cash equivalents, end of period	$189.1	$215.6	$127.6	$176.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$508.6	$543.8	$387.3	$—

Income taxes	$29.3	$12.1	$52.0	$—

The accompanying notes are a part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1—Merger.

On December 18, 2006, Biomet, Inc. (“Biomet” or the “Company”) entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company (“LVB”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet’s outstanding common shares, without par value. The Offer expired on July 11, 2007, with approximately 82% of the outstanding shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger and LVB acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company of the merger (the “Merger” and, together with the “Offer”, the “Transactions”). LVB is controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”). The Sponsors, along with other investors, contributed $5,387.5 million of equity in connection with the Transactions. The remaining purchase price of $6,245.4 million included various proceeds from credit facilities.

The Merger was accounted for under the purchase method of accounting pursuant to a standard issued by the FASB for business combinations. Accordingly, the effect of the Merger has been included in the Company’s consolidated statement of operations subsequent to July 11, 2007 (the “Merger Date”), and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated balance sheet as of the Merger Date, with the excess purchase price recorded as goodwill. As of July 12, 2007, the Successor Company began operating under a new basis of accounting for its financial statements. Because of the new basis of accounting, the Predecessor Company’s historical financial information is not comparable to the Successor Company’s financial information for periods after July 12, 2007. The term “Successor Company” refers to Biomet following its acquisition by Purchaser on July 12, 2007 and the term “Predecessor Company” refers to Biomet prior to its acquisition on July 12, 2007.

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

Basis of Presentation—The accompanying consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, or the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s results of operations for the years ended May 31, 2010 and 2009 and for the period July 12, 2007 through May 31, 2008 are not comparative to the Company’s results of operations for the period June 1, 2007 to July 11, 2007 because of the new basis of accounting resulting from the Merger Date of July 11, 2007. The purchase price allocation included an IPRD charge of $479.0 million, and step-ups in fair value of inventory of $160.3 million and $80.4 million for fixed assets. The amounts were fully recorded as of the Closing Date of the Merger. Minority interest created as a result of the Merger for the period July 12, 2007 to September 25, 2007 was not material. Also, the Company eliminated a one month reporting lag with its foreign subsidiaries as of the Merger Date.

Products—The Company operates in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in four major categories: reconstructive products, fixation devices, spinal products and other products. The Company has three reportable geographic segments: United States, Europe and International.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

Spinal—The Company’s spinal products include electrical stimulation devices for spinal applications, spinal fixation systems for cervical, thoracolumbar deformity correction and spacer applications, and bone substitute materials, as well as allograft services for spinal applications. These products and services are primarily marketed under the Biomet Spine trade name.

Other—The Company manufactures and distributes a number of other products, including sports medicine products (used in minimally-invasive orthopedic surgical procedures), orthopedic support products (also referred to as softgoods and bracing products), operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Effect of Foreign Currency—Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are accumulated within accumulated other comprehensive income (loss) as a separate component of shareholder’s equity. Foreign currency transaction gains and losses are included in other (income) expense.

Cash and Cash Equivalents—The Company considers all investments that are highly liquid at the date acquired and have original maturities of three months or less to be cash equivalents.

Investments—The Company invests the majority of its excess cash in bank deposits and money market funds. The Company also holds municipal bonds, corporate and mortgage-backed securities, common stocks and auction-rate securities. The Company accounts for its investments in debt and equity securities in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under guidance for fair value measurements, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded within accumulated other comprehensive income (loss) as a separate component of shareholder’s equity. Held-to-maturity securities are carried at amortized cost. The Company has no trading securities. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other (income) expense, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Risk Management

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. Dollar against European currencies. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. Dollar at exchange rates that have fluctuated from the beginning of the period. In order to mitigate the currency exposure related to debt service under the Company’s debt facilities, the Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million at September 25, 2007). As of May 31, 2010, the Company’s net investment in European subsidiaries totaled €2,084.1 million

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

($2,558.5 million) and the outstanding principal balance of the euro term loan was €853.1 million ($1,047.3 million). The difference of €1,231.0 million ($1,511.2 million) remained unhedged as of May 31, 2010. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the statement of operations.

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. Dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2010, the Company had a swap liability of $129.9 million, which consisted of $64.9 million short term, and $69.4 million long term, partially offset by a $4.4 million credit valuation adjustment. See the table below for existing contracts (U.S. Dollars and euros in millions):

Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at May 31, 2010 Asset (Liability)	Fair Value at May 31, 2009 Asset (Liability)
2 year	Euro	€75.0	September 25, 2007	September 25, 2009	$—	$(1.6)
3 year	Euro	75.0	September 25, 2007	September 25, 2010	(1.8)	(4.9)
3 year	Euro	50.0	March 25, 2008	March 25, 2011	(1.9)	(3.5)
4 year	Euro	75.0	September 25, 2007	September 25, 2011	(4.9)	(7.2)
4 year	Euro	40.0	March 25, 2008	March 25, 2012	(2.9)	(3.5)
5 year	Euro	230.0	September 25, 2007	September 25, 2012	(23.4)	(26.2)
5 year	Euro	40.0	March 25, 2008	March 25, 2013	(4.0)	(3.8)
2 year	USD	$195.0	September 25, 2007	September 25, 2009	—	(2.7)
2 year	USD	150.0	March 25, 2008	March 25, 2010	—	(1.9)
3 year	USD	195.0	September 25, 2007	September 25, 2010	(2.8)	(10.1)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(1.7)	(2.9)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(10.9)	(16.5)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(4.7)	(4.6)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(52.6)	(60.7)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(9.1)	(6.9)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(6.3)	3.2
5 year	USD	195.0	September 25, 2009	September 25, 2014	(7.3)	0.3
	Credit Valuation Adjustment				4.4	5.1

	Total				$(129.9)	$(148.4)

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

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Year Ended May 31, 2010 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Year Ended May 31, 2010
Interest rate swaps, net of tax	$11.3	Interest expense	$—	Other (income) expense	$—

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

As of May 31, 2010, the effective interest rate, including the applicable lending margin, on 84.8% ($1,935.0 million) of the outstanding principal of the Company’s U.S. Dollar term loan was fixed at 6.94% through the use of interest rate swaps. The effective interest rate on 59.8% (€510.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.30% through the use of interest rate swaps. The remaining unhedged balances of the U.S. Dollar and euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.31% and 3.39%, respectively. As stated in Note 8 to the consolidated financial statements, the remaining debt instruments have a fixed interest rate. As of May 31, 2010, the Company’s weighted average interest rate on all debt was 8.16%.

Other Comprehensive Income—Other comprehensive income includes net income, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. Dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of May 31, 2010, foreign investments were all permanent in nature.

Accumulated other comprehensive income (loss) and the related components are included in the table below:

	Balance at May 31, 2009	Other Comprehensive Income (Loss)	Balance at May 31, 2010
Unrecognized actuarial gain (loss) on pension assets, net of tax	$(6.8)	$3.5	$(3.3)
Foreign currency translation adjustments	67.9	(96.5)	(28.6)
Unrealized gain (loss) on interest rate swaps, net of tax	(91.2)	11.3	(79.9)
OTTI on auction-rate securities	4.0	—	4.0
Unrealized gain (loss) on available-for-sale securities, net of tax	(4.6)	1.8	(2.8)

Accumulated other comprehensive loss	$(30.7)	$(79.9)	$(110.6)

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

Factoring—During the year ended May 31, 2010, the Company sold certain trade receivables in Europe to financial institutions for a total amount of approximately $39.7 million. The agreements pursuant to which the Company sells some of its European trade receivables is structured such that the Company (1) transfers the proprietary rights in the receivable from the Company to the financial institution, (2) legally isolates the receivable from the Company’s other assets, and puts the receivable beyond the lawful reach of the Company and its creditors, even in bankruptcy or other receivership, (3) confers on the financial institution the right to pledge or exchange the receivable, and (4) eliminates the Company’s effective control over the receivable.

Other Loss Contingencies—In accordance with guidance issued by the FASB for contingencies, the Company accrues anticipated costs of settlement, damages, and loss of product liability claims based on

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

historical experience or to the extent specific losses are probable and estimable. If the estimate of a probable loss is in a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future. The Company has self-insured reserves against product liability claims with insurance coverage above the retention limits. There are various other claims, lawsuits and disputes with third parties, investigations and pending actions involving various allegations against it. Product liability claims are routinely reviewed by the Company’s insurance carriers and management routinely reviews all claims for purposes of establishing ultimate loss estimates.

Revenue Recognition—The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the balance sheet; however, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

At certain locations the Company records a contractual allowance that is offset against revenue for each sale to a non-contracted payer so that revenue is recorded at the estimated determinable price at the time of the sale. Those non-contracted payers and insurance companies in some cases do not have contracted rates for products sold, but may have pricing available for certain products through their respective web sites. The Company will invoice at its list price and establish the contractual allowance to estimate what the non-contracted payer will settle the claim for based on the information available as noted above. At certain locations, revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories when title to product passes to them, generally upon shipment. Certain subsidiaries allow customers to return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for any period presented.

The Company also maintains a separate allowance for doubtful accounts for estimated losses based on its assessment of the collectability of specific customer accounts and the aging of the accounts receivable. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of its current and future allowance. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific allowance for bad debt is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. The Company monitors and analyzes the accuracy of the allowance for doubtful accounts estimate by reviewing past collectability and adjusts it for future expectations to determine the adequacy of the Company’s current and future allowance. The Company’s reserve levels have generally been sufficient to cover credit losses.

Excess and Obsolete Inventory—In the Company’s industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 2—Summary of Significant Accounting Policies and Nature of Operations, Continued.

continually, which may make those products currently on the market obsolete. The Company makes estimates regarding the future use of these products and provides a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Accounting for Shipping and Handling Revenue, Fees and Costs—The Company classifies amounts billed for shipping and handling as net sales. The related shipping and handling fees and costs are included in cost of sales.

Advertising—Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses were $9.5 million, $9.3 million, $11.5 million, and $0.6 million, for the fiscal years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007, respectively.

Research and Development—Research and development costs are charged to expense as incurred. IPRD is recognized in business combinations as an asset, and in asset acquisitions as an expense, for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received approval of the U.S Food and Drug Administration and have no alternative future use.

Income Taxes—The Company records income tax estimates in accordance with guidance issued by the FASB; however, there are inherent risks that could create uncertainties related to the estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on the Company’s consolidated results of operations and cash flows of a given period.

Goodwill and Other Intangible Assets—The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill and indefinite lived intangible assets, the Company utilizes the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total, to the fair value of these units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill test, assets and liabilities are allocated to the individual reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

Note 3—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	May 31, 2010	May 31, 2009
Raw materials	$69.1	$90.3
Work-in-process	43.6	52.8
Finished goods	148.2	157.5
Consigned distributor & field inventory	246.4	223.3

Inventories	$507.3	$523.9

Note 4—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Depreciation on instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 4—Property, Plant and Equipment, Continued.

Property, plant and equipment consisted of the following:

(in millions)	May 31, 2010	May 31, 2009
Land and land improvements	$45.7	$46.4
Buildings and leasehold improvements	124.1	137.9
Machinery and equipment	283.3	262.0
Instruments	420.6	361.2
Construction in progress	29.4	17.6

Total property, plant and equipment	903.1	825.1
Accumulated depreciation	(281.1)	(189.0)

Total property, plant and equipment, net	$622.0	$636.1

Note 5—Investments.

At May 31, 2010, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Debt securities	$5.2	$2.4	$—	$7.6
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	—	0.7

Total available-for-sale	6.4	2.4	(0.1)	8.7
Money market funds	9.5	—	—	9.5
Other	5.1	—	—	5.1

Total	$21.0	$2.4	$(0.1)	$23.3

At May 31, 2009, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Debt securities	$24.6	$—	$(0.5)	$24.1
Equity securities	0.7	—	(0.1)	0.6

Total available-for-sale	25.3	—	(0.6)	24.7
Other	2.9	—	(0.2)	2.7

Total	$28.2	$—	$(0.8)	$27.4

The proceeds from sales of available-for-sale securities were $24.9 million, $3.1 million, $84.7 million, and $42.8 million for the years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007, respectively. There were purchases of available-for-sale securities and held-to-maturity securities of $13.3 million for the year ended May 31, 2010. There were no sales or purchases of held-to-maturity securities for the year ended May 31, 2009, for the period July 12, 2007 to May 31, 2008, or for the period June 1, 2007 to July 11, 2007, respectively. The cost of marketable securities sold is determined by the

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 5—Investments, Continued.

specific identification method. The Company recorded in other (income) expense a net realized gain on sales of available-for-sale securities of $4.3 million, $0.8 million, $0.3 million, and $0.1 million for the years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007, respectively. The Company’s debt securities at May 31, 2010 all have maturities greater than 1 year.

The Company reviews impairments to investment securities in accordance with guidance issued by the FASB for certain investments in debt and equity securities and the application of other-than-temporary impairment to certain investments to determine if impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of May 31, 2010, the Company held auction-rate securities of $5.5 million. They are AAA-rated securities with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. The Company will not be able to liquidate any of its remaining auction-rate securities until a future auction is successful, a buyer is found outside of the auction process (a secondary market develops), a broker/dealer buys them back, or the notes are redeemed. These auction-rate securities have been classified as long-term available-for-sale securities as of May 31, 2010 because of the inability to predict when the market will stabilize. The securities continue to earn and pay interest at the maximum contractual rate. During the year ended May 31, 2009, the Company concluded that due to the continued illiquidity of the auction-rate market, there was an impairment determined to be other-than-temporary. As a result, a $9.4 million loss was recorded in other (income) expense during the fiscal year 2009, which consisted of $3.2 million and $2.2 million of unrealized losses previously recorded in other comprehensive income as of May 31, 2008 and November 30, 2008, respectively, and $4.0 million that occurred during the fiscal quarter ended February 28, 2009. During the years ended May 31, 2010 and 2009, the market for some of these auction-rate securities recovered and a significant portion of the Company’s holdings were either redeemed by the issuer or sold by the Company for net proceeds of $23.9 million and $3.1 million, respectively. The Company recorded in other (income) expense a net realized gain of $4.3 million and $0.8 million for the years ended May 31, 2010 and 2009, respectively, with respect to these liquidated securities. No additional temporary or other-than-temporary impairment was recorded during the year ended May 31, 2010.

Investment income (included in other (income) expense) consists of the following:

	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)
Interest income	$0.3	$3.6	$5.9	$1.3
Dividend income	0.1	0.3	0.5	0.1
Net realized gains (losses)	4.3	0.8	(0.2)	0.6
OTTI on auction-rate securities	—	(9.4)	—	—

Total	$4.7	$(4.7)	$6.2	$2.0

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 6—Fair Value Measurements.

Under guidance issued by the FASB for fair value measurements, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1—Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include treasury bonds and marketable equity securities.

•

Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset-backed securities, certain mortgage-backed securities, and interest rate swaps whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3—Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include auction-rate securities and other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 6—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by guidance issued by the FASB for fair value measurements, on a recurring basis at May 31, 2010 and 2009:

(in millions)	Fair Value at May 31, 2010	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.6	$—	$2.6	$—
Auction-rate securities	5.5	—	—	5.5
Money market funds	64.5	64.5	—	—
Other	5.7	4.7	0.8	0.2

Total assets	$78.3	$69.2	$3.4	$5.7

Liabilities:
Interest rate swaps	$129.9	$—	$129.9	$—

Total liabilities	$129.9	$—	$129.9	$—

(in millions)	Fair Value at May 31, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3.4	$—	$3.4	$—
Auction-rate securities	22.2	—	—	22.2
Other	1.8	0.8	0.5	0.5

Total assets	$27.4	$0.8	$3.9	$22.7

Liabilities:
Interest rate swaps	$148.4	$—	$148.4	$—

Total liabilities	$148.4	$—	$148.4	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. As of May 31, 2010 and 2009, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 6—Fair Value Measurements, Continued.

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) as of May 31, 2010 and 2009.

(in millions)
Balance at June 1, 2008	$34.4
Total net losses included in earnings	(8.6)
Total unrealized losses included in other comprehensive income	—
Total proceeds from sale of available-for-sale securities	(3.1)

Balance at May 31, 2009	22.7
Total net gains included in earnings	4.3
Total unrealized gains included in other comprehensive income	2.6
Total proceeds from sale of available-for-sale securities	(23.9)

Balance at May 31, 2010	$5.7

The estimated fair value of the Company’s long-term debt, including the current portion, at May 31, 2010 was $6,060.8 billion compared to a carrying value of $5,896.5 billion, and was $6,185.1 billion compared to a carrying value of $6,212.7 billion at May 31, 2009. Fair value was estimated using quoted market prices for the same or similar instruments for traded notes, and the carrying value of variable rate term debt, as such debt has rates which approximate market interest rates. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

The carrying value of the Company’s other financial assets and liabilities on the balance sheet approximate fair value at May 31, 2010 and 2009.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the year ended May 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 7—Goodwill and Other Intangible Assets.

During fiscal 2009, the Company recorded a $551.1 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with the dental reconstructive reporting unit. The decline in sales volume during the third quarter created an indication of potential impairment of its long-lived assets; therefore, the Company performed an interim preliminary impairment test as of February 28, 2009. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and changes in the dental reconstructive market demand relative to its original assumptions at the time of the Merger. The Company finalized the impairment test during the fourth quarter of fiscal 2009.

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

To calculate the amount of the impairment charge, the Company allocated the fair value of the dental reconstructive reporting unit to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill at February 28, 2009, and final amount in the fourth quarter of fiscal 2009. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company’s dental reconstructive reporting unit’s assets and liabilities as if the dental reconstructive reporting unit had been acquired in a business combination.

The Company also performed its annual assessment for impairment as of March 31, 2010 for all eight reporting units. The methodology used was consistent with that described in Note 2-Summary of Significant Accounting Policies and Nature of Operations. The Company utilized a 10.2% discount rate for all reporting units. Based on the discount rate used in the Company’s most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.5 billion and a decrease in the discount rate of 1% results in $1.5 billion higher fair value. The step one test also include assumptions derived from competitor market capitalization and beta values as well as a weighted average treasury bill rate from June 1, 2009 through March 31, 2010. All eight reporting units passed step one of the impairment test for both goodwill and other intangibles on March 31, 2010, therefore it was not necessary to perform the step two analysis.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the weakening of the euro against the U.S. Dollar, as well as amortization.

The following tables summarize the changes in the carrying amount of goodwill (in millions):

	May 31, 2010	May 31, 2009
Beginning of period	$4,780.5	$5,422.8
Goodwill acquired	—	2.0
Currency translation	(73.0)	(148.7)
Impairment charge	—	(495.6)

End of period	$4,707.5	$4,780.5

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 7—Goodwill and Other Intangible Assets, Continued.

	May 31, 2010	May 31, 2009	May 31, 2008
Gross carrying amount	$5,203.1	$5,276.1	$5,422.8
Accumulated impairment losses	(495.6)	(495.6)	—

Net carrying amount	$4,707.5	$4,780.5	$5,422.8

Intangible assets consist of the following at May 31, 2010 and 2009 (in millions):

	May 31, 2010			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$2,087.4	$(308.9)	$1,778.5	$2,081.4	$—	$2,081.4	$(201.3)	$—	$1,880.1
Completed technology	664.9	(135.3)	529.6	720.4	(55.5)	664.9	(100.9)	15.0	579.0
Product trade names	183.6	(29.6)	154.0	181.5	—	181.5	(18.8)	—	162.7
Customer relationships	2,935.4	(583.7)	2,351.7	2,930.0	—	2,930.0	(379.1)	—	2,550.9
Non-compete contracts	4.6	(1.2)	3.4	4.3	—	4.3	(0.3)	—	4.0

Sub-total	5,875.9	(1,058.7)	4,817.2	5,917.6	(55.5)	5,862.1	(700.4)	15.0	5,176.7
Corporate trade names	397.6	—	397.6	408.0	(15.0)	393.0	—	—	393.0
Currency translation	(33.7)	9.2	(24.5)	129.1	—	129.1	(18.8)	—	110.3

Total	$6,239.8	$(1,049.5)	$5,190.3	$6,454.7	$(70.5)	$6,384.2	$(719.2)	$15.0	$5,680.0

The weighted average useful life of the intangibles at May 31, 2010 is as follows:

Weighted Average Useful Life
Core technology	18 Years
Completed technology	12 Years
Product trade names	16 Years
Customer relationships	17 Years
Non-compete contracts	4 Years
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2011 through 2015 is $366.3 million, $358.6 million, $350.0 million, $340.4 million, and $327.4 million, respectively.

Note 8—Debt.

Bank Borrowing—In connection with the Merger, the Company entered into a credit agreement dated July 11, 2007 for a $6,165.0 million senior secured term loan facility, or the “Tender Facility”, pursuant to which Purchaser borrowed $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Company refinanced all amounts borrowed under the Tender Facility at the Closing Date with senior secured credit facilities (which include term loan facilities, a cash flow revolving facility and an asset based revolving credit facility), senior notes, senior subordinated notes and unsecured bridge facilities. On October 16, 2007, the unsecured bridge facilities were refinanced into the senior notes and senior subordinated notes at a premium of

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 8—Debt, Continued.

$6.0 million. The senior secured cash flow facility and all of the notes are guaranteed by the Company subject to certain exceptions, and each of its existing and future wholly-owned domestic subsidiaries. The senior secured asset-based revolving credit facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash, except with respect to the Company’s ability to elect to pay PIK (payment-in-kind) interest, rather than cash interest, on the senior toggle notes through October 15, 2012 for any interest period other than the initial interest period. The Company has not made this election at May 31, 2010. As of May 31, 2010, $56.8 million of financing fees related to the above credit agreement remained in long term assets. The terms and carrying value of each debt instrument at May 31, 2010 are set forth below:

(Dollars and Euros in millions)	Maturity Date	Interest Rate	Currency	May 31, 2010		May 31, 2009		Premium on Notes at May 31, 2010		Premium on Notes at May 31, 2009
Debt Instruments
European facilities	No Maturity Date	Primarily Euribor + 1.90%	Euro	€ $	5.1 6.3	€ $	37.2 52.6	$ $	— —	$ $	— —
Term loan facility	March 25, 2015	Libor + 3.00%	US Dollars		$2,281.5		$2,304.7		$—		$—
Term loan facility	March 25, 2015	Libor + 3.00%	Euro	€ $	853.1 1,047.3	€ $	861.9 1,220.0	$ $	— —	$ $	— —
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	US Dollars		$—		$—		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.50%	Euro & US Dollars	$	/€ —	$	/€ —	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.50%	US Dollars		$—		$65.2		$—		$—
Senior cash pay notes	October 15, 2017	10%	US Dollars		$771.0		$775.0		$1.7		$2.0
Senior toggle notes	October 15, 2017	10 3/8% / 11 1/8%	US Dollars		$771.0		$775.0		$0.9		$1.1
Senior subordinated notes	October 15, 2017	11 5/8%	US Dollars		$1,015.0		$1,015.0		$1.8		$2.1

			Total		$5,892.1		$6,207.5		$4.4		$5.2

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. Dollar and euro term loans. The 3-month LIBOR rate for the U.S. Dollar term loan as of May 31, 2010 was 0.28%. The euro term loan had a 3-month LIBOR rate of 0.58% as of May 31, 2010. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter) which commenced on the last business day of December 2007, and continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010, respectively, for the U.S. Dollar denominated term loan facility, and made required payments of $3.1 million, $3.2 million, $3.3 million, and $3.0 million on June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010, respectively, for the euro-denominated term loan facility. There were no borrowings under the asset-based revolving credit facility as of May 31, 2010. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. Dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 euro to $1.2276 and $1.4154, which represents the currency exchange rate from euros to U.S. Dollars on May 31, 2010 and 2009, respectively.

The Company’s revolving borrowing base available under all debt facilities at May 31, 2010 was $825.4 million, which is net of the borrowing base limitations relating to the senior secured asset-based revolving facility.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 8—Debt, Continued.

As of May 31, 2010, $56.8 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

During the three months ended February 28, 2010, the Company repurchased certain 10% Senior Cash Pay Notes having a par value of $4.0 million and certain 10 3/8 % Senior PIK/Toggle Notes having a par value of $4.0 million. The Company paid $8.9 million to settle the transaction and retire the debt on February 2, 2010, which included accrued interest of $0.2 million and a loss on the extinguishment of the debt of $0.7 million. In conjunction with this transaction, the Company wrote off debt issuance costs of $0.1 million and bond premiums of $0.2 million.

During the second fiscal quarter ended November 30, 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $41.5 million credit commitment across the Company’s domestic revolving borrowing base, filed for bankruptcy. During the second quarter ended November 30, 2008, the Company submitted borrowing requests for $175.0 million from its senior secured asset-based revolving credit facility of which $165.4 million in net borrowing proceeds were received from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under its commitment to the credit facility. As a result, the Company does not expect that Lehman will fund its pro rata share of any future borrowing requests. There were no borrowings under the asset-based revolving credit facility as of May 31, 2010.

At May 31, 2010 and 2009, short-term borrowings consisted of the following:

(in millions)	May 31, 2010	May 31, 2009
Senior secured credit facilities	$34.1	$35.8
Non-US facilities	1.5	45.4

Total	$35.6	$81.2

Summarized in the table below are the Company’s long-term obligations as of May 31, 2010:

	Total	2011	2012 and 2013	2014 and 2015	2016 and thereafter
Long-term debt (including current maturities)	$5,896.5	$35.6	$68.2	$3,226.5	$2,566.2

The Company currently is restricted in its ability to pay dividends under various covenants of its debt agreements, including its credit facilities and the indentures governing its notes. The Company does not expect for the foreseeable future to pay dividends on its common stock, and did not during fiscal 2010 or fiscal 2009. Any future determination to pay dividends will depend upon, among other factors, its results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations the Company’s Board of Directors deems relevant.

Note 9—Retirement and Pension Plans.

The Company has a defined contribution profit sharing plan which covers substantially all of the employees, or team members, within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches 100% of the team member’s contribution, up to a maximum amount equal to 6% of the team member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007, were $8.1 million, $6.3 million, $8.1 million, and $0.9 million, respectively.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans, Continued.

The Company sponsors various retirement and pension plans, including defined benefit plans, for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on the employee’s compensation during the last several years before retirement and the employee’s number of years of service for the Company. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31 for fiscal 2010 and fiscal 2009 as the measurement date for the foreign pension plans.

Net periodic benefit costs for the Company’s defined benefit plans include the following components:

(in millions)	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)
Net periodic benefit costs:
Service costs	$0.6	$2.3	$4.7	$0.6
Interest costs	6.9	6.6	6.0	0.8
Expected return on plan assets	(3.9)	(4.4)	(4.8)	(0.6)
Recognized actuarial losses	3.3	0.8	1.2	0.1

Net periodic benefit costs:	$6.9	$5.3	$7.1	$0.9

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2010 and 2009 for the Company’s defined benefit retirement plans. The Company maintains no postretirement medical or other postretirement plans in the United States.

	May 31, 2010	May 31, 2009
Change in Benefit Obligation (in millions)
Projected benefit obligation—beginning of year	$111.2	$117.7
Service costs	0.6	2.3
Interest costs	6.9	6.6
Plan participant contribution	—	1.6
Actuarial (gains)/losses	1.3	1.2
Benefits paid from plan	(3.2)	(3.3)
Other	9.0	4.4
Effect of exchange rates	(14.2)	(19.3)

Projected benefit obligation—end of year	$111.6	$111.2

Accumulated benefit obligation	$110.4	$107.9

Change in Plan Assets (in millions)
Plan assets at fair value—beginning of year	$74.3	$78.5
Actual return (loss) on plan assets	13.0	(5.3)
Company contribution	8.3	16.0
Plan participant contribution	—	1.6
Benefits paid from plan	(3.1)	—
Effect of exchange rates	(10.4)	(16.5)

Plan assets at fair value—end of year	$82.1	$74.3

Funded status at end of year	$29.5	$36.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans, Continued.

Amounts recognized in the Company’s consolidated balance sheets consist of the following:

	May 31, 2010	May 31, 2009
Deferred income tax asset	$(5.3)	$(10.0)
Employee related obligations, recorded in other liabilities	29.5	37.2
Accumulated other comprehensive loss	(3.3)	(25.0)

Year Ending May 31, 2011
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans
Amortization of net actuarial losses	$0.1

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following year.

	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 to May 31, 2008 (Successor)	June 1, 2007 to July 11, 2007 (Predecessor)
Discount rate	5.46%	6.27%	6.50%	6.50%
Expected long-term rate of return on plan assets	5.54%	5.66%	6.55%	6.55%
Rate increase in compensation levels	2.89%	2.89%	2.89%	2.89%

The projected future benefit payments from the Company’s defined benefit retirement plans are $3.0 million for fiscal 2011, $3.1 million for fiscal 2012, $3.2 million for fiscal 2013, $3.8 million for fiscal 2014, $3.5 million for fiscal 2015 and $20.6 million for fiscal 2016 to 2020. The Company expects to pay $5.3 million into the plans during fiscal 2011. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.

The Company’s retirement plan asset allocation at May 31, 2010 was 53% to debt securities, 38% to equity securities, and 9% to other. The Company’s retirement plan asset allocation at May 31, 2009 was 57% to debt securities, 34% to equity securities, and 9% to other.

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

Note 10—Share-based Compensation and Stock Plans.

The Company follows guidance issued by the FASB to record share-based payment expense using the modified prospective method. This guidance requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Share-based Compensation and Stock Plans, Continued.

based expense is recorded in accordance with guidance issued by the FASB. Prior to the Merger, the Predecessor Company’s Board of Directors modified certain Predecessor Company stock options to change the exercise price to the fair market value on the date such options were granted by adding to the options a cash component, paid in January 2008, for the difference between the original exercise price and the fair value of the underlying stock at the date of grant. In addition, on July 11, 2007, the Predecessor Company’s Board of Directors cancelled all outstanding stock options and paid the difference between the amended exercise price and $46.00 per share (the offering price) in cash in conjunction with the Merger. The total amount expensed related to Predecessor Company grants was $112.8 million, with amounts recorded as cost of sales, selling, general, and administrative, and research and development in the Company’s results of operations for the period June 1, 2007 to July 11, 2007. The first payment occurred on July 17, 2007 for $103.0 million, and the second payment was made on January 11, 2008 for $9.8 million.

Share-based compensation expense recognized was $22.4 million for the year ended May 31, 2010, $33.9 million for the year ended May 31, 2009, $25.8 million for the period July 12, 2007 to May 31, 2008, and $112.8 million for the period June 1, 2007 to July 11, 2007.

The following table summarizes stock option activity for the years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007.

	Stock Options	Weighted Average Exercise Price
Predecessor:
Outstanding, May 31, 2007	9,629,895	$34.34
Granted	—
Exercised	(298,557)	35.99
Forfeitures/cancelled	(9,331,338)	34.00
Successor:
Outstanding, July 12, 2007	—	—
Granted	31,855,000	10.00
Forfeitures	(59,000)	10.00

Outstanding, May 31, 2008	31,796,000	10.00
Granted	2,844,000	10.00
Forfeitures	(1,650,167)	10.00

Outstanding, May 31, 2009	32,989,833	10.00
Granted	4,296,500	10.00
Forfeitures	(1,999,833)	10.00

Outstanding, May 31, 2010	35,286,500	10.00

In November 2007, Parent authorized the issuance of approximately 37.5 million nonqualified stock options to key employees, directors, service providers, and consultants of Parent and its affiliates under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”). Also, during fiscal 2008, Parent authorized the issuance of approximately 3.5 million nonqualified stock options to sales representatives and distributors, under the 2007 LVB Plan. Grants are consistent with the Company’s commitment to recognize and reward the recipients and to align their interests with the Company’s stakeholders. Stock options were granted with an exercise price equal to 100% of fair value at the higher of the value of the underlying stock or $10.00 on the date of the grant and have 10-year terms. Vesting of employee stock options are split into 2 categories: 1) time based options: 50% of option grants generally vesting ratably over 5 years, 2) performance based options: 25% of stock option grants generally vesting over 5 years, contingent upon the Company

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Share-based Compensation and Stock Plans, Continued.

achieving certain adjusted EBITDA targets in each of those years, and 3) accreting exercise price options: 25% of stock option grants having exercise prices that increase by 10% each year, and generally vest ratably over 5 years. The Company uses an attribution method to recognize compensation expense for stock options over the applicable vesting period.

In May 2009, the Board of Directors of Parent authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by the Company’s named executive officers). Outstanding distributor options were not included in the exchange offer. The exchange offer was expected to provide the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which were (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options were modified in the replacement options as follows:

•

New Performance Vesting Options (which replaced the surrendered performance based options)—Beginning in fiscal 2010, the remaining unvested options vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the original performance based options. The remaining options continue to vest contingent upon the Company achieving certain reduced adjusted EBITDA targets in each of those years.

•

New Extended Time Vesting Options (which replaced the surrendered accreting exercise price options)—These options were converted into time vesting options similar to the previously outstanding time based options. The exercise price reverted to $10.00 per share (i.e., the original grant date exercise price before it began accreting) and will no longer increase by 10% on an annual basis. The remaining unvested options vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the original accreting exercise price options.

The goal of the exchange offer was to provide employees who elected to participate with new options, the terms of which preserve the original incentive effect of the Company’s option program in light of market-wide economic conditions. In October 2009, the exchange offer was completed with all active employees electing to participate. Beginning July 2009, new option grants subsequent to, and not in connection with the exchange offer, split options into 2 categories: 1) time based options: 75% of option grants generally vesting ratably over 5 years and 2) performance based options: 25% of stock option grants generally vesting over 5 years, contingent upon the Company achieving certain adjusted EBITDA targets in each of those years.

The weighted average fair value of options granted during the years ended May 31, 2010 and 2009, and for the period July 12, 2007 to May 31, 2008 was $3.28, $2.85, and $3.74, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for grants are generally based on historical volatility of the Company’s competitors’ stock. The risk-free rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value estimates are based on the following weighted average assumptions:

	May 31, 2010	May 31, 2009
Risk-free interest rate	2.64%	2.43%
Dividend yield	—	—
Expected volatility	34.27%	35.20%
Expected life in years	5.91	4.70

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 10—Share-based Compensation and Stock Plans, Continued.

The following table summarizes information about outstanding stock options, as of May 31, 2010 and 2009, that were (a) vested and (b) exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2010	2009	2010	2009
Number of outstanding options	35,286,500	32,989,833	12,332,969	5,580,700
Weighted average remaining contractual life	7.9 years	4.7 years	3.5 years	4.0 years
Weighted average exercise price per share	$10.00	$10.00	$10.00	$10.00
Intrinsic value	—	—	—	—

At May 31, 2010 and 2009 there were 2,233,500 and 8,030,167 shares available for future option grants, respectively. As of May 31, 2010, there was approximately $34.2 million of unrecognized share-based compensation expense related to nonvested employee stock options granted under the Company’s plan. The following table summarizes information about stock options outstanding at May 31, 2010 and 2009.

	Year Ended May 31,
	2010	2009
	Number of Options	Number of Options
Options granted with an exercise price equal to fair value at date of grant	—	2,626,500
Options granted with an exercise price greater than fair value at date of grant	4,296,500	117,500
Options granted with an exercise price less than fair value at date of grant	—	—

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes (benefit).

The components of income (loss) before income taxes are as follows:

(in millions)	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
Domestic	$(201.7)	$(510.4)	$(1,318.8)	$(81.1)
Foreign	60.0	(410.0)	124.5	(0.8)

Total	$(141.7)	$(920.4)	$(1,194.3)	$(81.9)

The provision for income taxes is summarized as follows:

(in millions)	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
Current:
Federal	$3.9	$26.7	$0.2	$(30.1)
State	0.9	1.4	0.3	(4.2)
Foreign	50.2	42.8	45.1	(0.4)

Subtotal	55.0	70.9	45.6	(34.7)
Deferred:
Federal	(98.7)	(160.7)	(217.0)	6.5
State	(15.7)	(23.3)	(24.2)	0.9
Foreign	(34.7)	(58.1)	(34.5)	—

Subtotal	(149.1)	(242.1)	(275.7)	7.4

Total Income Tax Expense (Benefit)	$(94.1)	$(171.2)	$(230.1)	$(27.3)

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes (benefit), Continued.

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate as follows:

(in millions)	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal deduction	(8.4)	(2.6)	(1.8)	(4.1)
Foreign income taxed at rates different from the
U.S. statutory rate	(19.8)	(1.5)	(0.2)	0.5
Tax benefit relating to operations in Puerto Rico	—	(0.5)	(0.2)	(0.6)
Tax credits and other carryovers	(4.3)	(0.2)	(0.1)	(0.1)
Change in liability for uncertain tax positions	9.6	—	—	—
Adjustment of prior estimates, net valuation allowance	(5.6)	—	—	—
Goodwill Impairment	—	18.8	—	—
Change in tax laws and rates	(7.1)	—	—	—
In-process research and development	—	—	14.0	—
Losses and other expenses not deductible for tax	7.0	—	2.0	6.2
Tax on foreign earnings, net for foreign tax credits	(0.4)	—	0.7	—
Other	(2.4)	2.4	1.3	(0.2)

Effective tax rate	(66.4)%	(18.6)%	(19.3)%	(33.3)%

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes (benefit), Continued.

The components of the net deferred income tax assets and liabilities at May 31, 2010 and 2009 are as follows:

(in millions)	2010	2009
Deferred income tax assets:
Accounts receivable	$18.2	$25.3
Inventories	45.9	54.0
Accrued expenses	67.1	61.2
Tax benefit of net operating losses, tax credits and other carryforwards	99.8	81.8
Future benefit of uncertain tax positions	18.2	19.3
Stock-based compensation	30.2	25.6
Accrued litigation	—	18.4
Swap liability	50.1	59.5
Other	5.6	24.9

Deferred income tax assets	$335.1	$370.0
Less: Valuation allowance	(38.6)	(16.1)

Total deferred income tax assets	$296.5	$353.9
Deferred income tax liabilities:
Property, plant, equipment and Intangibles	(1,892.0)	(2,082.8)
Other	(15.1)	(9.0)

Total deferred income tax liabilities	(1,907.1)	(2,091.8)

Total net deferred income tax assets (liabilities)	$(1,610.6)	$(1,737.9)

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards of $45.5 million, $35.6 million ($23.1 million, net of federal benefit) and $22.3 million, respectively. Federal net operating loss carryforwards available are $129.5 million, which begin to expire in 2028. The Company believes it is more likely than not that it will be able to utilize the federal net operating loss carryforwards. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods.

Deferred tax assets related to tax credits and other carryforwards total $40.4 million as of May 31, 2010. This includes a deferred tax asset for foreign tax credit carryforwards in the amount of $20.9 million, which begin to expire in 2018. The Company believes it is more likely than not that it will be able to utilize the foreign tax credit carryforwards.

As of May 31, 2010, the Company has a $38.6 million valuation allowance against deferred tax assets. This valuation allowance consists of $5.9 million relating to net deferred tax assets for unrealized losses on investments, $29.4 million for net deferred tax assets related to state and foreign net operating losses that management believes, more likely than not, will not be realized, and $3.3 million relating to realized capital losses for which capital gains are not currently expected in the future.

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

Note 11—Income Taxes (benefit), Continued.

The Company has not recorded deferred taxes on its excess of financial reporting over the tax basis on certain of its investments in foreign subsidiaries related to current period earnings that are not considered to be indefinitely reinvested. The Company believes that there will not be a significant additional cost associated with the future repatriation of such foreign earnings.

Effective June 1, 2007, the Company adopted guidance issued by the FASB, which is an interpretation that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	May 31, 2010	May 31, 2009	May 31, 2008
Unrecognized tax benefits beginning of period	$63.1	$50.9	$41.2
Gross increases—current-period tax positions	13.8	14.8	23.2
Gross decreases—current-period tax positions	—	—	(1.4)
Gross increases—tax positions in prior period	1.6	14.0	2.4
Gross decreases—tax positions in prior period	(4.3)	(11.5)	(6.6)
Settlements during the current period	(0.2)	(0.7)	(0.3)
Lapse of applicable statute of limitations	(0.2)	(4.4)	(7.6)

Unrecognized tax benefits, end of period	$73.8	$63.1	$50.9

Included in the amount of unrecognized tax benefits at May 31, 2010 and 2009 respectively, are $64.9 million and $46.3 million of tax benefits that would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to unrecognized tax benefits noted above, the Company accrued interest of $2.0 million and $2.4 million during the years ended May 31, 2010 and 2009, respectively. As of May 31, 2010 and 2009, the Company has recognized a liability for interest of $9.2 million and $7.2 million, respectively. The Company accrued and recognized an immaterial amount of penalties for the years disclosed.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. The Internal Revenue Service is currently auditing the predecessor Company’s federal tax returns for the years ended May 31, 2007 and 2008. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The statute of limitations for income tax examinations by the Internal Revenue Service has expired for the fiscal years prior to and including the year ended May 31, 2002.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. With respect to unrecognized tax benefits, the Company expects the amount of the net liability to change within the next twelve months. However, while it is possible that some of these matters may be resolved within the next twelve months, the Company cannot reasonably estimate the amount or periods in which these changes will occur.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

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

Net sales by product category are as follows (in millions):

	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
Net sales by product:
Reconstructive	$2,024.5	$1,851.0	$1,578.6	$178.1
Fixation	237.8	234.1	203.2	27.1
Spinal	236.2	222.1	183.1	24.9
Other	199.5	196.9	169.6	18.7

Total	$2,698.0	$2,504.1	$2,134.5	$248.8

	Year Ended May 31, 2010 (Successor)	Year Ended May 31, 2009 (Successor)	July 12, 2007 - May 31, 2008 (Successor)	June 1, 2007 - July 11, 2007 (Predecessor)
Net sales by geographic segment:
United States	$1,644.1	$1,527.9	$1,251.4	$156.2
Europe	728.8	711.7	663.7	70.8
International	325.1	264.5	219.4	21.8

Total	$2,698.0	$2,504.1	$2,134.5	$248.8

	May 31, 2010	May 31, 2009
Long-term assets(1) by geographic segment:
United States	$7,508.0	$7,775.3
Europe	1,939.6	2,286.2
International	1,072.2	1,035.1

Total	$10,519.8	$11,096.6

(1)	Defined as property, plant and equipment, intangibles and goodwill.

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

The following financial information illustrates the composition of the combined guarantor subsidiaries (in millions):

CONSOLIDATED BALANCE SHEETS

	May 31, 2010
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$103.5	$85.6	$—	$189.1
Accounts receivable, net	—	248.7	203.8	—	452.5
Income tax receivable	—	18.7	0.5	—	19.2
Inventories	—	288.7	283.2	(64.6)	507.3
Deferred income taxes	—	48.6	15.7	—	64.3
Prepaid expenses and other	—	34.5	38.1	—	72.6

Total current assets	—	742.7	626.9	(64.6)	1,305.0
Property, plant and equipment, net	—	374.1	253.8	(5.9)	622.0
Investments	—	23.3	—	—	23.3
Investment in subsidiaries	9,693.9	—	—	(9,693.9)	—
Intangible assets, net	—	3,678.5	1,511.8	—	5,190.3
Goodwill	—	3,461.4	1,246.1	—	4,707.5
Other assets	—	70.5	50.4	—	120.9

Total assets	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.1	$—	$1.5	$—	$35.6
Accounts payable	—	48.8	37.5	—	86.3
Accrued interest	70.2	—	—	—	70.2
Accrued wages and commissions	—	70.3	41.0	—	111.3
Other accrued expenses	—	167.3	47.8	—	215.1

Total current liabilities	104.3	286.4	127.8	—	518.5
Long-term debt	5,856.1	—	4.8	—	5,860.9
Deferred income taxes	—	1,216.3	458.6	—	1,674.9
Other long-term liabilities	—	147.6	33.6	—	181.2

Total liabilities	5,960.4	1,650.3	624.8	—	8,235.5
Shareholder’s equity	3,733.5	6,700.2	3,064.2	(9,764.4)	3,733.5

Total liabilities and shareholder’s equity	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2009
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$178.9	$36.7	$—	$215.6
Accounts receivable, net	—	237.0	274.1	—	511.1
Income tax receivable	—	20.0	—	—	20.0
Inventories	—	291.5	306.6	(74.2)	523.9
Deferred income taxes	—	70.6	7.8	—	78.4
Prepaid expenses and other	—	15.1	24.0	—	39.1

Total current assets	—	813.1	649.2	(74.2)	1,388.1
Property, plant and equipment, net	—	391.1	250.2	(5.2)	636.1
Investments	—	27.4	—	—	27.4
Investment in subsidiaries	10,073.5	—	—	(10,073.5)	—
Intangible assets, net	—	3,927.4	1,752.6	—	5,680.0
Goodwill	—	3,461.9	1,318.6	—	4,780.5
Other assets	—	44.9	43.9	—	88.8

Total assets	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.8	$—	$45.4	$—	$81.2
Accounts payable	—	62.7	36.7	—	99.4
Accrued interest	73.1	—	—	—	73.1
Accrued wages and commissions	—	43.2	23.4	—	66.6
Other accrued expenses	—	232.6	78.3	—	310.9

Total current liabilities	108.9	338.5	183.8	—	631.2
Long-term debt	6,124.3	—	7.2	—	6,131.5
Deferred income taxes	—	1,808.7	7.6	—	1,816.3
Other long-term liabilities	—	143.3	38.3	—	181.6

Total liabilities	6,233.2	2,290.5	236.9	—	8,760.6
Shareholder’s equity	3,840.3	6,375.3	3,777.6	(10,152.9)	3,840.3

Total liabilities and shareholder’s equity	$10,073.5	$8,665.8	$4,014.5	$(10,152.9)	$12,600.9

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31, 2010 (Successor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,710.4	$987.6	$—	$2,698.0
Cost of sales	—	482.1	497.3	(159.5)	819.9

Gross profit	—	1,228.3	490.3	159.5	1,878.1
Operating expenses	—	996.4	525.1	—	1,521.5

Operating income (loss)	—	231.9	(34.8)	159.5	356.6
Other (income) expense, net	514.1	(4.0)	(11.8)	—	498.3

Income (loss) before income taxes	(514.1)	235.9	(23.0)	159.5	(141.7)
Tax expense (benefit)	(200.5)	87.2	(4.2)	23.4	(94.1)
Equity in earnings of subsidiaries	266.0	—	—	(266.0)	—

Net income (loss)	$(47.6)	$148.7	$(18.8)	$(129.9)	$(47.6)

	Year Ended May 31, 2009 (Successor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,589.1	$915.0	$—	$2,504.1
Cost of sales	—	503.5	439.3	(114.4)	828.4

Gross profit	—	1,085.6	475.7	114.4	1,675.7
Goodwill and intangible asset impairment charge	—	—	551.1	—	551.1
Operating expenses	—	976.4	496.5	—	1,472.9

Operating income (loss)	—	109.2	(571.9)	114.4	(348.3)
Other expense, net	545.7	10.9	10.2	5.3	572.1

Income (loss) before income taxes	(545.7)	98.3	(582.1)	109.1	(920.4)
Tax expense (benefit)	(101.5)	(2.9)	(87.1)	20.3	(171.2)
Equity in earnings of subsidiaries	(305.0)	—	—	305.0	—

Net income (loss)	$(749.2)	$101.2	$(495.0)	$393.8	$(749.2)

	July 12, 2007 to May 31, 2008 (Successor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,309.8	$1,060.0	$(235.3)	$2,134.5
Cost of sales	—	499.9	535.5	(220.7)	814.7

Gross profit	—	809.9	524.5	(14.6)	1,319.8
Operating expenses	—	1,220.0	768.1	—	1,988.1

Operating loss	—	(410.1)	(243.6)	(14.6)	(668.3)
Other (income) expense, net	516.6	10.4	—	(1.0)	526.0

Loss before income taxes	(516.6)	(420.5)	(243.6)	(13.6)	(1,194.3)
Tax benefit	—	(141.2)	(85.3)	(3.6)	(230.1)
Equity in earnings of subsidiaries	(437.6)	—	—	437.6	—

Net income (loss)	$(954.2)	$(279.3)	$(158.3)	$427.6	$(964.2)

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$185.1	$82.5	$(18.8)	$248.8
Cost of sales	—	60.8	46.5	(5.0)	102.3

Gross profit	—	124.3	36.0	(13.8)	146.5
Operating expenses	—	179.2	49.3	0.2	228.7

Operating loss	—	(54.9)	(13.3)	(14.0)	(82.2)
Other (income) expense, net	—	0.7	(1.0)	—	(0.3)

Loss before income taxes	—	(55.6)	(12.3)	(14.0)	(81.9)
Tax benefit	—	(24.6)	(2.5)	(0.2)	(27.3)
Equity in earnings of subsidiaries	(40.8)	—	—	40.8	—

Net income (loss)	$(40.8)	$(31.0)	$(9.8)	$27.0	$(54.6)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended May 31, 2010 (Successor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(40.0)	$391.5	$99.9	$(129.9)	$321.5
Cash flows provided by (used in) investing activities	151.4	(466.9)	3.6	129.9	(182.0)
Cash flows used in financing activities	(111.4)	—	(48.5)	—	(159.9)
Effect of exchange rate changes on cash	—	—	(6.1)	—	(6.1)

Increase (decrease) in cash and cash equivalents	—	(75.4)	48.9	—	(26.5)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$103.5	$85.6	$—	$189.1

	Year Ended May 31, 2009 (Successor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(746.2)	$431.6	$164.5	$393.9	$243.8
Cash flows provided by (used in) investing activities	713.9	(353.7)	(161.2)	(393.9)	(194.9)
Cash flows provided by financing activities	32.3	—	10.2	—	42.5
Effect of exchange rate changes on cash	—	—	(3.4)	—	(3.4)

Increase (decrease) in cash and cash equivalents	—	77.9	10.1	—	88.0
Cash and cash equivalents, beginning of period	—	101.0	26.6	—	127.6

Cash and cash equivalents, end of period	$—	$178.9	$36.7	$—	$215.6

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	July 12, 2007 to May 31, 2008 (Successor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(866.0)	$469.9	$157.4	$427.6	$188.9
Cash flows used in investing activities	(10,089.0)	(493.8)	(186.0)	(953.0)	(11,721.8)
Cash flows provided by financing activities	11,481.6	—	—	—	11,481.6
Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Increase (decrease) in cash and cash equivalents	526.6	(23.9)	(26.6)	(525.4)	(49.3)
Cash and cash equivalents, beginning of period	—	108.9	44.0	24.0	176.9

Cash and cash equivalents, end of period	$526.6	$85.0	$17.4	$(501.4)	$127.6

	June 1, 2007 to July 11, 2007 (Predecessor)
	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.0)	$13.7	$30.3	$69.4	$59.4
Cash flows provided by (used in) investing activities	52.7	21.8	(7.8)	(55.7)	11.0
Cash flows provided by financing activities	1.3	—	—	—	1.3
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase in cash and cash equivalents	—	35.5	22.6	13.7	71.8
Cash and cash equivalents, beginning of period	—	95.7	9.4	—	105.1

Cash and cash equivalents, end of period	$—	$131.2	$32.0	$13.7	$176.9

Note 14—Restructuring.

In fiscal 2009 the Company initiated a global cost savings program to better manage its cost base in response to the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness. The program included the termination of approximately 488 employees and the closure of certain manufacturing and distribution locations in fiscal 2009 and continuing through fiscal 2010.

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 14—Restructuring, Continued.

In connection with the restructuring plan, the Company recorded $6.2 million and $11.0 million in employee severance costs during the years ended May 31, 2010 and 2009, respectively. These restructuring charges were recorded within cost of sales and selling, general and administrative expense. A summary of the severance and benefit costs in the periods presented is as follows:

Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2008	$—
Costs incurred and charged to expense	11.0
Costs paid or otherwise settled	(5.7)
Non-cash adjustments (1)	0.3

Balance at May 31, 2009	5.6
Costs incurred and charged to expense	6.2
Costs paid or otherwise settled	(8.6)
Non-cash adjustments (1)	(0.4)

Balance at May 31, 2010	$2.8

(1)	Primarily related to foreign currency fluctuations, including the weakening of the euro against the U.S. Dollar.

Payments related to severance and benefits are expected to be paid in full by the end of fiscal 2011.

There were no significant restructuring charges recognized by the Company prior to fiscal 2009.

The Company recorded a property, plant and equipment impairment charge of $7.8 million during the year ended May 31, 2010, relating to the closure of its office, manufacturing and warehouse facilities located in Sjöbo, Sweden, and the closure of its manufacturing facility located in Parsippany, New Jersey. The amount recorded within cost of sales and selling, general and administrative expense was $6.6 million and $1.2 million, respectively.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 15—Contingencies, Continued.

U.S. Department of Justice EBI Products Investigations and Other Matters

In February 2010, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and the Company’s Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. The Company is currently in the process of evaluating the scope of the subpoena and intends to fully cooperate with the request of the Office of the Inspector General. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, the Company received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009 and June 2010 along with several informal requests for information. The Company is producing responsive documents and is fully cooperating in the investigation.

In April 2009, the Company became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. The Company, its parent company LVB Acquisition, Inc., and several of the Company’s competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

U.S. Securities and Exchange Commission Informal Investigation

On September 25, 2007, the Company received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis. The Company believes it has fully cooperated with both requests and the Company has conducted its own review relating to these matters in certain countries in which the Company and its distributors conduct business. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

Other Matters

On December 30, 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against the Company and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 15—Contingencies, Continued.

Kulzer trade secrets when developing its new lines of European bone cements. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company has filed its response and is awaiting the first hearing on this matter. The Company can make no assurance as to the time or resources that will be needed to devote to this litigation or its final outcome.

In late 2004 and early 2005, approximately 120 plaintiffs sued Dr. John King in the Circuit Court of Putnam County, West Virginia. Plaintiffs alleged that Dr. King was professionally negligent when he performed surgery on the plaintiffs at Putnam General Hospital in Putnam County, West Virginia between November 2002 and June 2003. On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs who brought suit against the Company to settle all claims against EBI in the actions brought by those plaintiffs. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010. The settlement did not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. On February 12, 2010, EBI reached an agreement in principle with the three remaining plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs and subsequently entered into settlement agreements with each of the plaintiffs. The settlement agreements provide that each of the three plaintiffs fully release EBI as a condition to receipt of the confidential settlement payments, which amounts have been previously accrued by the Company as part of its reserve for this matter and have been paid out of its available cash balances. The settlement agreements contain no admission of wrongdoing by the Company or any of its subsidiaries.

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

Note 16—Related Parties.

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $10.9 million for the year ended May 31, 2010, $11.6 million for the year ended May 31, 2009, and $10.6 million for the period July 12, 2007 through May 31, 2008. There were no Sponsor fees for the period June 1, 2007 through July 11, 2007. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 16—Related Parties, Continued.

indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

Amended and Restated Limited Liability Company Operating Agreement of Holding

On September 27, 2007, the Sponsor Funds entered into an amended and restated limited liability company operating agreement, or the LLC Agreement, in respect of Holding. The LLC Agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and other corporate governance provisions (including the right to approve various corporate actions).

Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and has nominated, two directors to the Company’s Board of Directors and also is entitled to appoint one non-voting observer to the Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to the Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or “requisite Sponsor consent”. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dane A. Miller, Ph.D. and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors.

Pursuant to the LLC Agreement, each director has one vote for purposes of any Board of Directors action, and all decisions of the Board of Directors require the approval of a majority of the directors designated by the Sponsors. In addition, the LLC Agreement provides that certain major decisions regarding the Company or its parent companies require the requisite Sponsor consent.

The LLC Agreement includes certain customary agreements with respect to restrictions on the issuance or transfer of interests in the Company, including preemptive rights, tag-along rights and drag-along rights.

The Co-Investors have also been admitted as members of Holding, both directly and through Sponsor controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of the Company’s directors or the approval of its corporate actions.

The Sponsors have also caused Holding and Parent to enter into an agreement with the Company obligating the Company and Parent to take all actions necessary to give effect to the corporate governance, preemptive rights, transfer restriction and certain other provisions of the LLC Agreement, and prohibiting the Company and Parent from taking any actions that would be inconsistent with such provisions of the LLC Agreement.

Registration Rights Agreement

The Sponsor Funds and the Co-Investors also entered into a registration rights agreement with Holding, Parent and the Company upon the closing of the Transactions. Pursuant to this agreement, the Sponsor Funds have the power to cause Holding, Parent and the Company to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 16—Related Parties, Continued.

respect to such interests. The agreement also entitles the Sponsor Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that Holding, Parent or the Company may undertake.

Consulting Agreements

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. Dr. Miller received the final payment during the fiscal quarter ended August 31, 2010 for $0.5 million. On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. The total amount paid to Dr. Miller under the new consulting agreement during the year ended May 31, 2010 was $0.4 million.

On July 13, 2010, Biomet, Inc. entered into a Retirement and Consulting Agreement with Roger Van Broeck (the “Van Broeck Agreement”). Pursuant to the terms of the Van Broeck Agreement, Biomet will pay Mr. Van Broeck €250 per hour, or a maximum of €2,000 per day, as compensation for his consulting services. In addition, Mr. Van Broeck will be reimbursed for reasonable out-of-pocket expenses related to approved travel in connection with his consulting services. The Van Broeck Agreement contains certain restrictive covenants prohibiting Mr. Van Broeck from competing with the Company and soliciting employees of the Company during the term of the Van Broeck Agreement, which extends through the earlier of September 1, 2012, an initial public offering or a change of control, and for a period of one year following such term.

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

Biomet, Inc. and Subsidiaries Notes to Consolidated Financial Statements (continued)

Note 16—Related Parties, Continued.

Equity Healthcare

Effective January 1, 2009, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of May 31, 2010, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

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

Periodically, the Company charters a plane indirectly owned by Dane A. Miller, Ph.D. through RAI Jets, LLC, for Biomet business related use. During year ended May 31, 2010, the Company paid $0.1 million related to these charters at market charter rates. There were no payments made during the year ended May 31, 2009.

Capital Contributions

The Company repurchased common shares of its parent company of $1.7 million, $0.9 million, and $2.8 million for the years ended May 31, 2010 and 2009, and for the period June 1, 2007 through June 11, 2007, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no repurchases of common shares for the period July 12, 2007 through May 31, 2008.

During the year ended May 31, 2009, the Company received additional capital contributions of $3.7 million from its parent company from the purchase of common stock of LVB Acquisition, Inc. by certain members of management and certain third party distributors. The Company did not receive capital contributions for the year ended May 31, 2010. During the 2008 fiscal year, the Company received a capital contribution from its parent company by trusts affiliated with Dane A. Miller, Ph.D. and Mary Louise Miller in the amount of $120.0 million. The Company also received an additional capital contribution of $14.4 million from its parent company from the participation of management under the LVB Acquisition Inc. Management Stockholders’ Agreement.

Note 17—Subsequent Events.

FDA Warning Letter

On July 28, 2010, the Company received a warning letter from the FDA regarding the Signature™ Personalized Patient Care system, alleging that the Company does not have appropriate clearance or approval to market the system in the United States. While the Company believes that it has been legally marketing the Signature™ Personalized Patient Care system, which is manufactured by Materialise, and intends to continue to offer the Signature™ System pending further discussions with the FDA regarding the clearance of the system, there can be no assurance that the FDA will agree with the Company’s position.

Cytosol Acquisition

On June 30, 2010, the Company completed the acquisition of substantially all the assets of Cytosol Laboratories, Inc. (Cytosol), located in Braintree, Massachusetts, a market leader in production of small volume anticoagulants. Cytosol was founded in 1968 to develop anticoagulants and other products to aid in the processing of blood components. The company has three proprietary products with New Drug Application approvals: TriCitrasol®, noClot-50™ and Rejuvesol®. TriCitrasol® is used for anticoagulation during granulocytapheresis, noClot-50™ is used as an anticoagulant in extracorporeal blood processing in the preparation of platelet rich plasma, and Rejuvesol® is used for the rejuvenation of stored, frozen red blood cells prior to transfusion. The purchase price of $8.7 million was paid on June 30, 2010. The purchase will be accounted for as an acquisition of a business.

Financial Statement Schedules

Biomet, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts

For the years ended May 31, 2010 and 2009, for the period July 12, 2007 to May 31, 2008, and for the period June 1, 2007 to July 11, 2007 (in millions):

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful receivables:
For the year ended May 31, 2010 (Successor)	$48.9	$22.8	(D)	$(11.3	) (B) (D)	$(19.8	) (A)	$40.6

For the year ended May 31, 2009 (Successor)	$80.8	$21.9		$(1.5	) (B)	$(52.3	) (A)	$48.9

For the period July 12, 2007 through May 31, 2008 (Successor)	$76.7	$27.3		$1.2	(B)	$(24.4	) (A)	$80.8

For the period June 1, 2007 through July 11, 2007 (Predecessor)	$84.1	$2.3		$—		$(9.7	) (A)	$76.7

Excess and obsolete inventory reserves:
For the year ended May 31, 2010 (Successor)	$154.3	$22.1		$(8.6	) (B)	$(32.2	) (C)	$135.6

For the year ended May 31, 2009 (Successor)	$164.8	$79.1		$(7.7	) (B)	$(81.9	) (C)	$154.3

For the period July 12, 2007 through May 31, 2008 (Successor)	$152.4	$31.9		$5.5	(B)	$(25.0	) (C)	$164.8

For the period June 1, 2007 through July 11, 2007 (Predecessor)	$153.4	$23.2		$—		$(24.2	) (C)	$152.4

Notes:

(A)	Uncollectible accounts written off.

(B)	Effect of foreign currency translation.

(C)	Inventory written off.

(D)	For the year ended May 31, 2010, $38.9 million of net accounts receivables related to Greece were reclassified to long-term assets due to the proposal of the Greece government to settle certain debts with the issuance of zero-coupon bonds not expected to be settled in the next twelve months. These net accounts receivables included $8.4 million of Greece allowance for doubtful receivables, which is included above in the effect of foreign currency translation amount, and also included above in the deductions amount.

Quarterly Results (UNAUDITED)

	Quarter ended				Fiscal year ended May 31, 2010
(in millions)	August 31, 2009	November 30, 2009	February 28, 2010	May 31, 2010
2010
Net sales	$630.1	$695.6	$669.8	$702.5	$2,698.0
Gross profit	444.8	482.0	475.1	476.2	1,878.1
Net loss	(22.8)	(7.2)	(3.1)	(14.5)	(47.6)

	Quarter ended				Fiscal year ended May 31, 2009
(in millions)	August 31, 2008	November 30, 2008	February 28, 2009	May 31, 2009
2009
Net sales	$607.0	$642.8	$615.0	$639.3	$2,504.1
Gross profit	425.5	447.9	428.9	373.4	1,675.7
Net loss	(59.9)	(39.7)	(478.7)	(170.9)	(749.2)

Fiscal 2009

•

Net loss for the third quarter of fiscal 2009 was impacted by a preliminary goodwill and definite and indefinite-lived intangible asset impairment charge of $448.5 million associated with the dental reconstructive business unit. Net loss for the fourth quarter of fiscal 2009 was impacted by the goodwill and definite and indefinite-lived intangible asset impairment charge adjustment of $102.6 million to finalize the impairment charge for the year ended May 31, 2009.

•

As previously disclosed, the Company’s EBI subsidiary was a named defendant in 27 lawsuits in the Circuit Court of Putnam County, West Virginia, relating to alleged professional negligence by Dr. John King in connection with the implantation of EBI’s Ionic® Spine Spacer System and its bone stimulator devices, the SpF® Spine Fusion Stimulator and OsteoGen™ Bone Growth Stimulator. On May 4, 2009, EBI entered into a mediation settlement memorandum of understanding with 24 of the 27 plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs. As a result of the memorandum of understanding, the Company increased its reserve by $60.5 million in the fourth quarter of fiscal 2009 with respect to its probable and estimated exposure in the cases relating to Dr. King. The releases for the 24 plaintiffs have been finalized and executed and the cash settlement payments paid to date have been funded out of the Company’s available cash balances and were paid during the first quarter of fiscal 2010. The settlement did not encompass the three remaining lawsuits relating to Dr. King and EBI’s Ionic® Spine Spacer System in which EBI is a named defendant. On February 12, 2010, EBI reached an agreement in principle with the three remaining plaintiffs to settle all claims against EBI in the actions brought by those plaintiffs and subsequently entered into settlement agreements with each of the plaintiffs. The settlement agreements provide that each of the three plaintiffs fully release EBI as a condition to receipt of the confidential settlement payments, which amounts have been previously accrued by the Company as part of its reserve for this matter and have been paid out of its available cash balances. The settlement agreements contain no admission of wrongdoing by the Company or any of its subsidiaries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act” )) that are designed to provide reasonable assurance that information required to be disclosed by the Company, including the Company’s consolidated entities, in the reports that the Company files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2010. Based on this evaluation, Biomet’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of May 31, 2010.

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

Biomet’s management conducted an assessment of the effectiveness of Biomet’s internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management concluded that Biomet did maintain effective internal control over financial reporting as of May 31, 2010, based on the criteria established in the COSO Report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control. There were no changes in Biomet’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following information sets forth, with respect to each individual, the name, age as of July 31, 2010, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board of Directors.

Jeffrey R. Binder, age 47	Director since 2007

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

Jonathan J. Coslet, age 45	Director since 2007

Mr. Coslet has been a Partner of TPG since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., J. Crew Group, Inc., PETCO Animal Supplies, Inc. and Quintiles Transnational Corp.

Michael Dal Bello, age 39	Director since 2007

Mr. Dal Bello is a Managing Director in the Private Equity Group of The Blackstone Group and has been with Blackstone since 2002. Mr. Dal Bello serves on the board of directors of Alliant, Apria Healthcare Group, Catalent Pharma Solutions, Inc., Sithe Global Power, LLC, Team Finance LLC and Vanguard Health Systems, Inc.

Adrian Jones, age 46	Director since 2007

Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Dollar General Corporation, Education Management Corporation, HealthMarkets, Inc, and Signature Hospitals Corp.

Stephen Ko, age 37	Director since 2009

Mr. Ko is a Director at KKR and has been at KKR since 2005. Prior to joining KKR, Mr. Ko was with the Private Equity Group of The Blackstone Group. Mr. Ko serves on the board of directors of Sealy Corporation and Weld North LLC.

David McVeigh, age 43	Director since 2007

Mr. McVeigh is an executive director at Blackstone in the private equity group. Mr. McVeigh joined Blackstone in 2006 from McKinsey & Company, where he spent 12 years and was a partner. At McKinsey, Mr. McVeigh was one of the leaders of the North American Chemicals practice and the Northeast Energy and Materials practice. Mr. McVeigh serves on the board of directors of HealthMarkets, Inc. and RGIS, LLC.

Michael Michelson, age 59	Director since 2007

Mr. Michelson has been a member of the limited liability company that serves as the general partner of KKR since 1996 and, prior thereto, was a general partner of KKR. Mr. Michelson serves on the board of directors of Jazz Pharmaceuticals, Inc. and HCA, Inc.

Dane A. Miller, Ph.D., age 64	Director since 2007

Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of 1st Source Corporation, ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation.

Andrew Y. Rhee, age 33	Director since 2009

Mr. Rhee is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co., where he has worked since 2005. Previously, Mr. Rhee worked in the firm’s Investment Banking Division and Fixed Income, Currency and Commodities Division from 1998-2003, and at Viking Global Investors L.P. in 2004.

Todd Sisitsky, age 38	Director since 2007

Mr. Sisitsky has been a Partner of TPG since 2007. From 2003 until 2007, he was an Investor at TPG. From 2001 until 2003, he was an Investor/Associate at Forstmann Little & Co. Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates, IMS Health and Axcan Pharma.

Biomet’s Board of Directors consists of ten directors. Pursuant to the amended and restated limited liability company agreement of Holding, each of Biomet’s Sponsors has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors. Biomet’s Board of Directors presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules). As discussed in “Executive Compensation” below, following the Transactions Biomet’s common stock was no longer listed on the NASDAQ National Market. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Amended and Restated Limited Liability Company Operating Agreement of LVB Acquisition Holding, LLC.” Because of these requirements, together with Parent’s 100% ownership of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

Each of Messrs. Coslet, Dal Bello, Jones, Ko, McVeigh, Michelson, Rhee and Sisitsky is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own all of the equity interests in LVB Acquisition Holding, LLC and generally is entitled to be indemnified by such entity for his service on Biomet’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

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

Director Qualifications

Messrs. Coslet, Dal Bello, Jones, Ko, McVeigh, Michelson, Rhee and Sisitsky were appointed to the Board as a consequence of their respective relationships with investment funds affiliated with the Sponsors. They are collectively referred to as the “Sponsor Directors.” Messrs. Binder and Miller are collectively referred to as the “Management Directors.”

When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the Board members’ and nominees’ biographical information set forth above.

Each of the Company’s directors and director nominees possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of our stakeholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental or civic endeavors, which further qualifies them for service as members of the Board. Alignment with our stockholders is important in building value at Biomet over time.

Each of the Sponsor Directors was elected to the Board pursuant to the Amended and Restated Limited Liability Company Agreement of Holding. Pursuant to such agreement, Messrs. Coslet and Sisitsky were appointed to the Board as a consequence of their respective relationships with TPG Capital, Messrs. Michelson and Ko were appointed to the Board as a consequence of their respective relationships with Kohlberg Kravis Roberts & Co., Messrs. McVeigh and Dal Bello were appointed to the Board as a consequence of their respective relationships with The Blackstone Group, and Messrs. Jones and Rhee were appointed to the Board as a consequence of their respective relationships with Goldman Sachs & Co.

As a group, the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

The Management Directors bring leadership, extensive business, operating and policy experience, and tremendous knowledge of Biomet and our industry, to the Board. In addition, the Management Directors bring their broad strategic vision for Biomet to the Board. Mr. Binder’s service as the Chief Executive Officer of the Company and Mr. Miller’s long-time former service as Chairman and Chief Executive Officer creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business. In addition, having the Chief Executive Officer on our Board provides Biomet with ethical, decisive and effective leadership.

The Amended and Restated Limited Liability Company Agreement of Holding provides that each Sponsor has the right to designate two directors, and that the Board will include Biomet’s chief executive officer and one independent director who is approved by the holders of at least 70% of the membership units of Holding held by the Sponsors. Any directors nominated to fill the directorships selected by the Sponsors are chosen by the applicable Sponsor.

Audit Committee Financial Expert

Our Audit Committee is composed of Stephen Ko, David McVeigh, Dane A. Miller, Ph.D., Andrew Rhee and Todd Sisitsky. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Ko, McVeigh, Rhee or Sisitsky would be considered independent because of their relationships with certain affiliates of the Sponsors which hold significant interests in Holding, which indirectly owns more than 95% of our outstanding common stock, and, in the case of Dr. Miller, other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

Executive Officers

The following table sets forth the name, age and position of our executive officers as of July 31, 2010.

Name	Age	Position
Jeffrey R. Binder	47	President and Chief Executive Officer
Daniel P. Florin	46	Senior Vice President and Chief Financial Officer
Glen A. Kashuba	47	Senior Vice President; President of Biomet Trauma and Biomet Spine
Gregory W. Sasso	48	Senior Vice President; President of Biomet SBU Operations
Jon C. Serbousek	49	Senior Vice President; President of Biomet Orthopedics, LLC
Maggie Anderson	45	Senior Vice President; President of Biomet 3i, LLC
Renaat Vermeulen	53	Senior Vice President; President of Biomet Europe, Middle East and Africa
Bradley J. Tandy	51	Senior Vice President; General Counsel and Secretary
Peggy Taylor	54	Senior Vice President; Human Resources
Robert E. Durgin	51	Senior Vice President; Quality, Regulatory and Clinical Affairs
Robin T. Barney	49	Senior Vice President; World Wide Operations
Sujata Dayal	47	Corporate Vice President and Chief Compliance Officer

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

Jon C. Serbousek has been Senior Vice President; President of Biomet Orthopedics, LLC since March 2008. For the previous eight years, Mr. Serbousek held diverse general management roles with Medtronic in the areas of Spinal Reconstruction, International, New Technology Development and most recently, worldwide Vice-President and General Manager, Biologics.

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

Renaat Vermeulen has been Senior Vice President; President of Biomet EMEA since July 2010. Prior thereto, Mr. Vermeulen has since his arrival at the Company in 1994 has held many positions of increasing responsibility until his most recent position of Vice President—Sales, Marketing and R&D, Biomet Europe.

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

Peggy Taylor has been Senior Vice President, Human Resources since August 2007. Prior thereto, Ms. Taylor served as Vice President of Human Resources for the Diagnostics Division of Abbott Laboratories from April 2000 to August 2007.

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

Sujata Dayal has been Corporate Vice President and Chief Compliance Officer since February 2009. Prior thereto, Ms. Dayal was a Partner at Karmact, LLC, a regulatory and compliance consulting firm from July 2008 to February 2009. Prior thereto, she was an Ethics and Compliance Officer — Pharmaceutical Products, Abbot Laboratories from September 2003 to May 2008.

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

Introduction

Compensation and related matters during the 2010 fiscal year were reviewed and approved by the Compensation Committees of Parent and our Board of Directors which we refer to, collectively or individually as the context requires, as the Compensation Committee.

Compensation Discussion and Analysis

This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided, in each case with respect to the 2010 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executives in the Summary Compensation Table. Each of the five executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation Methodology

During the 2010 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our team members, including our named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations for our executive officers along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives and risk profile. Our President and Chief Executive Officer was not a member of the Compensation Committee during the 2010 fiscal year and did not participate in the decisions as to his compensation package.

The most significant development in our executive compensation philosophy following the consummation of the Transactions, including during the 2010 fiscal year, has been a greater emphasis on correlating compensation to long-term equity growth. The Compensation Committee has provided significant equity investment opportunities in our Parent tied to financial objectives through (1) offering certain of our employees one-time opportunities to purchase shares of Parent at a purchase price equal to the higher of fair market value and $10.00 per share (subject to the employee’s execution of a Management Stockholders’ Agreement, as described below under “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards”) and (2) granting of options to purchase shares of Parent, and has modified the structure of non-equity awards to provide greater incentives for management performance. The Compensation Committee’s decisions for the 2010 fiscal year were made after considering compensation data of an informal peer group comprised of privately owned portfolio companies of the Sponsors and other companies in the orthopedics industry, including Zimmer Holdings Inc., Stryker Corp., and Medtronic, Inc. We refer to this group of companies throughout this Annual Report on Form 10-K as our “informal peer group.” However, the Compensation Committee did not engage in formal benchmarking as part of this informal review in making compensation decisions. In addition, as more fully discussed below, our annual non-equity incentive program has been redesigned in an effort to more closely align awards to our and our executives’ performance. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2010 fiscal year have largely continued to correspond to the levels of such awards, as compared to our informal peer group, for periods prior to the Transactions.

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

Our executive compensation policies and practices during the 2010 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

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

Based on these objectives, the compensation package of our executive officers during the 2010 fiscal year was intended to meet each of the following three criteria: (1) market levels competitive with companies of similar size and performance to us, such as the companies discussed above as our informal peer group; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.

The Elements of Biomet’s Compensation Program

As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2010 fiscal year consisted of five primary elements: (1) base salary, (2) non-equity incentive plan awards, (3) stock options and leveraged share awards, (4) participation in employee benefit plans, and (5) deferred compensation elections.

Base Salary. Consistent with prior fiscal years, our practice during the 2010 fiscal year was to provide base salaries at rates that we believed to be comparable with the rates paid to executives with companies of similar size and performance to us, such as the companies discussed above as our informal peer group, in each case with responsibilities similar to the responsibilities of our executives. The Compensation Committee reviewed our performance, the executive officers’ performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. We consider our 2010 base salaries to have been in line with our compensation objectives.

Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2010 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the Transactions. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in targeted areas. Payments under the plan are calculated based upon a percentage of the executive’s base salary, which percentages are targeted to be competitive with companies of similar size and performance to us, such as the companies discussed above as our informal peer group.

Potential payments under the non-equity incentive plan for the 2010 fiscal year could have ranged from 0% to 144% of the executive’s base salary, or 180% for Mr. Binder, based on corporate, business unit and individual performance. Corporate and business unit targets for the 2010 fiscal year were adjusted EBITDA, net sales, working capital metrics and operational objectives (including manufacturing footprint optimization and implementation of Six Sigma, lean manufacturing, and procurement and offshoring initiatives). Adjusted EBITDA for this purpose is defined as net income/loss before interest expense, income tax, depreciation and amortization, and adjusted for certain expenses as defined by our bank agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation and payments, payments to distributors that are not in the ordinary course of business, litigation costs, and other related charges. All adjustments are reviewed and approved by the Compensation Committee. The Compensation Committee chose adjusted EBITDA as an incentive metric because it effectively measures our performance and is an important valuation metric in the internal Company model.

Individual performance of named executive officers was determined by the Compensation Committee after considering each executive’s leadership ability and contributions to our business during the 2010 fiscal year. With respect to named executive officers other than the Chief Executive Officer, the Compensation Committee also considered the Chief Executive Officer’s assessment of their individual performance in determining an individual named executive officer’s performance. The relative weighting of company, business unit and/or individual performance goals for each named executive officer is described below. The Compensation Committee establishes the performance measures and other terms and conditions of non-equity incentive plan awards, and retains the authority to cancel or award an additional bonus amount at its discretion (a “leadership/discretionary” award).

The chart below includes information about the named executive officers’ 2010 fiscal year non-equity incentive plan target and maximum award opportunities and actual payouts.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2010)
	% of Base Salary	Amounts ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	100%	$696,150	180%	$1,253,070	93%	$649,949
Daniel P. Florin	80%	327,859	144%	590,146	74%	305,280
Maggie Anderson	80%	249,016	144%	448,229	69%	215,331
Glen Kashuba	80%	329,409	144%	592,937	53%	217,620
Jon C. Serbousek	80%	321,422	144%	578,560	89%	357,686

The following chart shows the weighting assigned to the various company, business unit and individual performance goals discussed above for each named executive officers:

	Jeffrey R. Binder		Daniel P. Florin		Maggie Anderson		Glen Kashuba		John C. Serbousek
Goals	Target	Max	Target	Max	Target	Max	Target	Max	Target	Max
Biomet Financials	80%	160%	64%	128%	12%	24%	12%	24%	12%	24%

Business Unit Financials	—	—	—	—	52%	104%	52%	104%	52%	104%

Individual Strategic Objectives	20%	20%	16%	16%	16%	20%	16%	20%	16%	20%

TOTAL	100%	180%	80%	144%	80%	144%	80%	144%	80%	144%

Leadership / Discretionary	+/-10%		+/-10%		+/-10%		+/-10%		+/-10%

Since corporate and business unit target performance goals are generally set consistent with our confidential operating plan for the fiscal year, actual performance above our confidential operating plan would generally result in incentive payments above the target level. Conversely, performance below our confidential operating plan would generally result in incentive payments below the target level. The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to company, business unit and individual performance. The specific corporate and business unit targets and ranges of acceptable performance set under the non-equity incentive plan are not disclosed because we believe disclosure of this information would cause competitive harm. These performance targets were based on our confidential operating plan for the 2010 fiscal year and, therefore, we believe that achievement of the targets was substantially uncertain at the time they were set. The targets are intended to be realistic and reasonable, but challenging, in order to drive sustainable, risk appropriate growth and individual performance.

Stock Options and Leveraged Share Awards. In 2007, the Board of Directors of Parent adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), which provides for the grant of non-qualified stock options to purchase shares of common stock of Parent (the “LVB Options”) to our and our affiliates’ key employees, directors, service providers and consultants. Prior to the exchange offer relating to employee options described below, 50% of the LVB Options granted to employees vested based on continued employment, 25% vested based on continued employment and had an exercise price that increased by 10% per annum, and 25% vested based on the achievement of annual adjusted EBITDA-performance criteria established by the Compensation Committee. Following the exchange offer, generally 75% of the LVB Options granted to employees vest based on continued employment and 25% vest based on the achievement of annual adjusted EBITDA-performance criteria established by the Compensation Committee. We have also granted LVB Options to certain of our distributors, which are eligible to vest based on the achievement of specified sales targets.

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

In May 2009, the Board of Directors of Parent authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by our named executive officers). Outstanding distributor options were not included in the exchange offer. The exchange offer provided the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which are (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options are modified in the replacement options as follows:

•

New Performance Vesting Options (which replace the surrendered performance based options) — Beginning in fiscal 2010, the remaining unvested options vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding performance based options. The remaining options will continue to vest contingent upon the Company achieving certain reduced adjusted EBITDA targets in each of those years (New options granted subsequent to, and not in connection with, the exchange program will vest ratably over 5 years following the grant date contingent upon the Company achieving certain adjusted EBITDA targets with respect to each such year).

•

New Extended Time Vesting Options (which replace the surrendered accreting exercise price options) — These options are similar to the currently outstanding time based options. The exercise price reverts to $10.00 per share (i.e., the original grant date exercise price before it began accreting) and will no longer increase by 10% on an annual basis. The remaining unvested options will vest ratably over four to six years (depending on the date of grant) instead of the three to five years remaining under the terms of the currently outstanding accreting exercise price options.

The goal of the exchange offer was to provide employees who elected to participate with new options, the terms of which preserve the original incentive effect of our option program in light of current market-wide economic conditions. Although the Board of Directors of Parent authorized the option exchange program in May 2009, we did not conduct the exchange offer until our 2010 fiscal year. Therefore, the exchange offer is reflected in the 2010 fiscal year compensation tables below and the financial information contained in this Annual Report on Form 10-K. All of our employees elected to participate in the exchange offer.

In October 2009, the Compensation Committee of the Board of Directors of Parent amended the addendum to the 2007 LVB Plan relating to the LVB Leveraged Awards to permit amendments to the LVB Leveraged Awards that would reflect the changes made to the replacement options described above. The amendments to the LVB Leveraged Awards therefore reduced the interest rate on the non-recourse loans from Parent to zero and extended the vesting period by one year for the performance-based and the accreting hurdle portion of the LVB Leveraged Awards.

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

When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB Awards pursuant thereto, and may amend the 2007 LVB Plan (and any LVB Awards) at any time. LVB Awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. Following the Transactions, a total of 28,373,500 LVB Options were granted to employees and distributors under the 2007 LVB Plan during the 2008 fiscal year, and 769,500 LVB Leveraged Awards were granted to employees under the 2007 LVB Plan during the 2008 fiscal year. Of the 28,373,500 LVB Options granted during the 2008 fiscal year, 7,245,000 were granted to our named executive officers, and of the 769,500 LVB Leveraged Awards granted during the 2008 fiscal year, none were granted to our named executive officers. During the fiscal 2009 year, a total of 2,744,000 LVB Options were granted to employees and non-employee distributors under the 2007 LVB Plan, of which none were granted to our named executive officers. There were no LVB Leveraged Awards granted under the 2007 LVB Plan in fiscal 2010.

Retirement Plans. We do not sponsor or maintain any pension plans applicable to our U.S. based named executive officers; however, we do have defined benefit retirement plans for certain of our foreign subsidiaries, which cover certain of our overseas employees.

In addition, during the 2010 fiscal year our executive officers were eligible to participate in our 401(k) plan (the “401(k) Plan”). All team members residing in the United States who are at least 18 years of age and complete at least 90 days of continuous service, or work for us at least 1,000 hours per year were also eligible during the 2010 fiscal year to participate in the 401(k) Plan. Each year we, in our sole discretion, may match 100% of each team member’s contributions, up to a maximum amount equal to 6% of the team member’s annual cash compensation. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service.

Deferred Compensation. We maintain The Biomet, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax effective manner. We do not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive award. Participants receive scheduled distributions from the Deferred Compensation Plan, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and are treated as “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and any notional investment gains thereon are reflected on our financial statements and are part of our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above-market interest rates on deferred amounts of compensation. For more information, refer to “Executive Compensation Tables—Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Deferred Compensation” below.

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

Employment Agreements. We have entered into employment agreements with each of our named executive officers to help ensure the retention of those executives critical to our future success. These agreements contain severance and change in control provisions which provide for potential future compensation depending on the circumstances of their departure from Biomet.

Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid by publicly held corporations (as defined in the Code) to certain executives. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the Transactions, Biomet’s Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the Transactions and through the 2010 fiscal year, because we currently are not a publicly held corporation (as defined in the Code) with publicly held equity, the restrictions of Section 162(m) have not and do not presently apply to us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Jonathan J. Coslet

Adrian Jones

Michael Dal Bello

Michael Michelson

Executive Compensation Tables

Summary Compensation Table

The following narrative, tables and footnotes describe the “total compensation” earned during the 2008, 2009 and 2010 fiscal years by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2008, 2009 and 2010 fiscal years.

The individual components of the total compensation calculation reflected in the Summary Compensation Table with respect to fiscal 2010 are broken out below:

Salary. Base salary earned during the 2010 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.

Bonus. For the 2010 fiscal year, we did not have any bonus plans applicable to our named executive officers. Each named executive officer, however, earned an annual performance based cash incentive award as described under “Non-equity Incentive Plan Compensation” below.

Option Awards. The awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 2007 LVB Plan. For further information about our stock option programs, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards” above. In addition, details about option awards made during the 2010 fiscal year are included in the Grants of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below reflect the grant date fair value of grants made in the fiscal year. The recognized compensation expense of the option awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Non-equity Incentive Plan Compensation. Our named executive officers earned annual cash incentive awards for the 2010 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.

Change in Pension Value and Non-Qualified Deferred Compensation Earnings. We do not sponsor or maintain any pension plans applicable to our named executive officers.

None of our named executive officers participated in the Deferred Compensation Plan during the 2010 fiscal year. Furthermore, we do not pay above-market or preferential earnings on non-qualified deferred compensation and, accordingly, are not required under applicable SEC disclosure rules to report any amounts in the “Change in

Pension Value and Non-Qualified Deferred Compensation Earnings” column of the summary compensation table in connection with our Deferred Compensation Plan for fiscal 2010. For information on the Deferred Compensation Plan, refer to “The Elements of Biomet’s Compensation Program—Retirement Plans” above and “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans—Non-Qualified Deferred Compensation” below.

All Other Compensation. The amounts included under the All Other Compensation heading represent the sum of: (1) certain perquisites and other personal benefits; (2) Biomet-paid contributions to defined contribution and other retirement plans; (3) Biomet-paid insurance premiums; (4) certain tax reimbursements made by us; and (5) certain other amounts more fully described in footnote (3) to the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Jeffrey R. Binder, President and Chief Executive Officer	2010	$696,150	$3,026,988	$649,949	$—	$413,218	$4,786,305
	2009	682,500	—	636,090	—	254,488	6,234,134
	2008	682,500	13,914,041	840,000	—	1,623,203	7,480,098

Daniel P. Florin, Senior Vice President and Chief Financial Officer	2010	409,824	714,420	305,280	—	13,063	1,442,587
	2009	401,788	—	297,002	—	13,063	1,449,854
	2008	401,788	2,203,057	356,708	—	13,313	1,458,088

Maggie Anderson President, Biomet 3i	2010	311,270	2,074,819	215,331	—	200,063	2,801,483

Glen A. Kashuba President Biomet Trauma Biomet Spine	2010	411,762	648,640	217,620	—	13,063	1,291,085
	2009	403,688	—	390,641	—	13,063	1,806,190
	2008	397,722	2,981,580	310,223	—	13,313	1,650,057

Jon C. Serbousek President Biomet Orthopedics	2010	401,778	465,423	357,686	—	164,358	1,389,245
	2009	393,900	2,695,152	388,001	—	45,318	2,014,850
	2008	95,031	—	83,429	—	6,138	287,296

(1)	For each named executive officer listed in the Summary Compensation Table above, the value reflects the grant date fair value of grants made in the fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of options to calculate compensation expense. For information about the assumptions used in determining the compensation expense we recognized during the 2009 and 2010 fiscal years refer to Note 9 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

(2)	The table below presents an itemized account of “All Other Compensation” provided during the 2009 and 2010 fiscal years and the period from June 1, 2007 to July 11, 2007, and July 12, 2007 to May 31, 2008. For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the All Other Compensation heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)	Medical Flex ($)	Travel Allowance ($) (a)	Personal Use of Company Aircraft ($) (b)	Other ($)		Total ($)
Jeffrey R. Binder	2010	$63	—	—	$13,000	$400,155	—		$413,218
	2009	63	—	—	13,000	241,425	—		254,488
	2008	63	—	250	13,000	289,890	1,320,000	(c)	1,623,203

Daniel P. Florin	2010	63	—	—	13,000	—	—		13,063
	2009	63	—	—	13,000	—	—		13,063
	2008	63	—	250	13,000	—	—		13,313

Maggie Anderson	2010	63	—	—	—	—	200,000	(d)	200,063

Glen A, Kashuba	2010	63	—	—	13,000	—	—		13,063
	2009	63	—	—	13,000	—	—		13,063
	2008	63	—	250	13,000	—	—		13,313

Jon C. Serbousek	2010	63	—	—	13,000	1,295	150,000	(e)	164,358
	2009	63	—	—	13,250	32,005	—		45,318
	2008	63	—	125	—	5,950	—		6,138

(a)	Represents the cost to us of providing a car allowance to Messrs. Binder, Florin, Kashuba, and Serbousek.

(b)	Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

Pursuant to the employment agreement between us and Mr. Binder, dated February 26, 2007, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets, and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder used during fiscal 2010, 2009 and 2008.

During fiscal 2010, 2009 and 2008, pending Mr. Serbousek’s relocation to the Warsaw, Indiana area, we arranged for him to fly, at our expense, between his Tennessee home and our headquarters. Our incremental cost associated with providing this benefit to Mr. Serbousek were calculated as described above with respect to Mr. Binder.

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

(d)	Pursuant to Ms. Anderson’s employment agreement, we paid Ms. Anderson a $200,000 sign-on bonus in August 2009.

(e)	We paid Mr. Serbousek a $150,000 relocation bonus in June 2010.

Grants of Plan-Based Awards Table

During the 2010 fiscal year, we granted cash incentive awards to our named executive officers under our non-equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.” During the 2010 fiscal year, we granted equity-based awards to two of our named executive officers, Mr. Florin and Ms. Anderson. In addition, we completed the exchange offer relating to the LVB options granted to employees in October 2009. Information with respect to these awards is set forth in the table below.

GRANTS OF PLAN-BASED AWARDS

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey R. Binder	October 5, 2009	—	$696,150	$1,253,070	—	—	—	—	3,360,000	(a)	$10.00	$3,026,988

Daniel P. Florin	October 5, 2009	—	327,859	590,146	—	—	—	—	532,000	(a)	$10.00	479,274
	October 5, 2009								85,000	(b)	$10.00	235,146

Maggie Anderson	October 5, 2009	—	249,016	448,229	—	—	—	—	750,000	(b)	$10.00	2,074,819

Glen A. Kashuba	October 5, 2009	—	329,409	592,937	—	—	—	—	720,000	(a)	$10.00	648,640

Jon C. Serbousek	October 5, 2009	—	321,422	578,560	—	—	—	—	680,000	(a)	$10.00	465,423

(a)	Awards granted in connection with the exchange offer completed in October 2009.

(b)	Awards granted not in connection with the exchange offer:

a.	For Mr. Florin, a supplemental grant was made to bring his total award in line with peers.

b.	For Ms. Anderson, a grant was made in connection with her initial employment.

Outstanding Equity Awards at Fiscal Year-End Table

For further information on our stock option awards and their material terms, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Leveraged Share Awards.” We did not grant any equity awards to our named executive officers during fiscal 2010.

The following table shows the equity awards granted to our named executive officers, which are comprised solely of stock option awards under the 2007 LVB Plan (vested and unvested) that were outstanding as of the end of the 2010 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3) (#)	Option Exercise Price (4) ($)	Option Expiration Date (5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	1,260,000	1,890,000	(a)	—	$10.00	July 11, 2017	—	$—	—	$—
	420,000	—		630,000	10.00	July 11, 2017	—	—	—	—

Daniel P. Florin	199,500	299,250	(a)	—	10.00	July 11, 2017	—	—	—	—
	66,500	—		99,750	10.00	July 11, 2017	—	—	—	—
	—	63,750	(a)	—	10.00	October 5, 2019	—	—	—	—
	—	—		21,250	10.00	October 5, 2019	—	—	—	—

Maggie Anderson	—	—	(a)	562,500	10.00	October 5, 2019	—	—	—	—
	—	—		187,500	10.00	October 5, 2019	—	—	—	—

Glen A. Kashuba	270,000	405,000	(a)	—	10.00	July 11, 2017	—	—	—	—
	90,000	—		135,000	10.00	July 11, 2017	—	—	—	—

Jon C. Serbousek	255,000	382,500	(a)	—	10.00	May 8, 2018	—	—	—	—
	85,000	—		127,500	10.00	May 8, 2018	—	—	—	—

(1)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

(a)	Represents time-based options, which generally vest ratably over 5 years or 6 years for modified accreting exercise price options.

With respect to Mr. Binder, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 577,500 common shares on July 11 in each of 2010, 2011 and 2012, and 157,500 on July 11, 2013.

With respect to Mr. Florin, represents the outstanding unvested portion of the time-based option granted on December 4, 2007 and October 5, 2009. The unvested portion is scheduled to vest in increments of 91,438 common shares on July 11 in each of 2010, 2011 and 2012, 24,936 on July 11, 2013, and 12,750 on October 5 in each of 2010, 2011, 2012, 2013 and 2014.

With respect to Ms. Anderson, represents the outstanding unvested portion of the time-based option granted on October 5, 2009. The unvested portion is scheduled to vest in increments of 112,500 common shares on October 5 in each of 2010, 2011, 2012, 2013 and 2014.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the time-based option granted on December 4, 2007. The unvested portion is scheduled to vest in increments of 123,750 common shares on July 11 in each of 2010, 2011 and 2012, and 33,750 on July 11, 2013.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the time-based option granted on May 1, 2008. The unvested portion is scheduled to vest in increments of 116,875 common shares on May 8 in each of 2011, 2012, and 2013, and 31,875 on May 8, 2014.

(3)	Represents, on an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Performance awards vest based on our achievement of adjusted EBITDA targets established by the Compensation Committee.

With respect to Mr. Binder, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 157,500 common shares on July 11 in each of 2010, 2011, 2012 and 2013.

With respect to Mr. Florin, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 24,938 common shares on July 11 in each of 2010, 2011, 2012 and 2013.

With respect to Ms. Anderson, represents the outstanding unvested portion of the original option granted on October 5, 2009. The unvested portion is eligible to vest in increments of 37,500 common shares on October 5 in each of 2010, 2011, 2012, 2013 and 2014.

With respect to Mr. Kashuba, represents the outstanding unvested portion of the performance-based option granted on December 4, 2007. The unvested portion is eligible to vest in increments of 33,750 common shares on July 11 in each of 2010, 2011, 2012 and 2013.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the original option granted on May 8, 2008. The remaining unvested portion of the original award vests in increments of 31,875 common shares on May 8 in each of 2011, 2012, 2013, and 2014.

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

Option Exercises and Stock Vested Table

During the 2010 fiscal year, no option awards were exercised by, and no stock awards vested to, Biomet’s named executive officers.

Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans

Pension Plans

We do not sponsor or maintain any pension plans applicable to our named executive officers.

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

During the 2010 fiscal year, none of Biomet’s named executive officers participated in the Deferred Compensation Plan. We do not pay above-market or preferential earnings on non-qualified deferred compensation.

Employment Agreements and Potential Post-Termination Payments

We have employment agreements with each of Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson, which agreements contain severance and change in control provisions.

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

Employment Agreement with Maggie Anderson

On August 1, 2009, we entered into an employment agreement with Ms. Anderson, our Senior Vice President and President of Biomet 3i, LLC. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Ms. Anderson will receive a base salary at a rate no less than $375,024 per year, which shall be increased at our discretion. Ms. Anderson will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of her base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreement further provides that Ms. Anderson could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in the agreement) or within two years of a change in control. See “—Severance Benefits” below.

Severance Benefits Provided Under Employment Agreements

Each of our employment agreements with Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson, contains provisions which entitle the executive to certain severance benefits following termination of employment prior to a change in control (as defined in the agreement) or within two years following a change in control.

The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson. Other than with respect to Mr. Binder as described in “Termination Within Two Years Following a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason,” the following summary does not discuss the executives’ rights with respect to any equity related awards, as such awards are governed by the applicable terms of the related plan or award agreement.

Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson, in the event of a termination of the executive’s employment prior to a change in control either (1) by us for any reason other than for “cause” (which generally includes the executive’s failure to substantially perform the executive’s duties, willful misconduct or gross negligence, willful or grossly negligent breach of the executive’s fiduciary duties to Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies), executive’s death or executive’s disability, or (2) by executive for “good reason” (which generally includes any material diminution in duties and responsibilities (but does not include, in the case of Messrs. Kashuba and Serbousek, and Ms. Anderson, a change in duties and responsibilities that results from becoming a part of a larger organization following a change in control), reduction in base salary or bonus opportunity or relocation of primary work location by more than 50 miles), our employment agreements with Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson, provide that such executive would be entitled to the following:

•

An amount equal to (a) 1.5 times the executive’s base salary in effect at the date of termination (with respect to Messrs. Florin, Kashuba and Serbousek, and Ms. Anderson, the “Severance Benefit,” and with respect to Mr. Binder, the “Base Component”) plus, with respect to Mr. Binder, (b) 1.5 times the average of (x) the annual cash incentive award earned by Mr. Binder for the preceding fiscal year and (y) the annual cash incentive award Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (the “Bonus Component,” and with respect to Mr. Binder, together with the Base Component, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. If Mr. Binder becomes employed by another employer during that period, the Bonus Component will cease and his Severance Benefit will be limited to the Base Component;

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

Termination Within Two Years After a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson, in the event of a termination of the executive’s employment within two years after a change in control either (1) by us for any reason other than for cause, executive’s death or executive’s disability, or (2) by executive for good reason, such executive would be entitled to the following:

•

An amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (collectively, the “Change-in-Control Severance Benefit”). The total amount of the Change-in-Control Severance Benefit will be paid in a lump sum as soon as administratively practicable following the termination of the executive’s employment;

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

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder’s, Florin’s, Kashuba’s and Serbousek’s, and Ms. Anderson’s non-competition period is 18 months following the date of termination of employment.

Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.

Termination Due to Death or Disability

If any of Messrs. Binder, Florin, Kashuba or Serbousek’s, or Ms. Anderson’s employment is terminated due to the executive’s death or disability, the executive is entitled to receive the following:

•	the executive’s base salary in effect through the date of termination;

•

a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by such executive for the preceding year and (y) the annual cash incentive award such executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the then current fiscal year; and

•	any “accrued benefits” (as defined in the agreement).

Termination With Cause or Without Good Reason

If any of Messrs. Binder, Florin, Kashuba or Serbousek’s, or Ms. Anderson’s employment is terminated with “cause” or without “good reason” (as defined in the employment agreement) we will pay such executive’s base salary in effect through the termination date and any “accrued benefits” (as defined in the agreement) when due.

Potential Payments Upon Certain Terminations

This table shows the potential compensation that we would have to pay to certain named executive officers upon a termination of employment – related or unrelated to a change in control – by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements), due to the executive’s death or disability, and by us with “cause” or by the executive without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would also receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively, in addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2010. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Payments Upon Termination or Termination in Connection With a Change in Control

	Termination in Connection with a Change in Control				Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason (1)	Termination with Cause or Resignation without Good Reason (2)	Disability (3)	Death (4)	Termination without Cause or with Good Reason (5)	Termination with Cause or Resignation without Good Reason (6)	Disability (7)	Death (8)
Jeffrey R. Binder
Estimated Value of Non-Equity Benefits and Accrued Obligations	$3,357,683	$—	$643,020	$643,020	$2,688,098	$—	$643,020	$643,020

Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	3,357,683	—	643,020	643,020	2,688,098	—	643,020	643,020

Daniel P. Florin
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,743,604	—	301,141	301,141	936,411	—	301,141	301,141

Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,743,604	—	301,141	301,141	936,411	—	301,141	301,141

Maggie Anderson
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,284,928	—	215,331	215,331	698,631	—	215,331	215,331

Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,284,928	—	215,331	215,331	698,631	—	215,331	215,331

Glen A. Kashuba
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,665,799	—	304,131	304,131	851,658	—	304,131	304,131

Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,665,799	—	304,131	304,131	851,658	—	304,131	304,131

Jon C. Serbousek
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,923,324	—	372,844	372,844	976,748	—	372,844	372,844

Estimated Value of Options & Equity Awards	—	—	—	—	—	—	—	—
Total	1,923,324	—	372,844	372,844	976,748	—	372,844	372,844

(1)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) two times the executive’s base salary in effect at the date of termination plus (b) two times the average of (x) the annual cash incentive award earned by the executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage until the earlier of (a) the end of the 18-month period during which executive agrees, under the executive’s employment agreement, not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date.

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

(2)	With respect to Messrs. Binder, Florin, Kashuba, and Serbousek, and Ms. Anderson:

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

(3)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award bonus earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

(4)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table.

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

(5)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents: (i) an amount equal to (a) 1.5 times the executive’s base salary in effect at the date of termination plus, with respect to Mr. Binder (b) 1.5 times the average of (x) the annual cash incentive award earned by executive for the preceding fiscal year and (y) the annual cash incentive award the executive would have received for the current fiscal year had the executive’s employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year; (ii) an amount equal to the pro-rated portion (based on the percentage of Biomet’s current fiscal year preceding the date on which executive’s employment is terminated) of the annual cash incentive award the executive would have received for the current fiscal year, based on Biomet’s performance to the date of termination extrapolated through the end of the current year; (iii) if the executive is eligible for and elects continuation coverage pursuant to COBRA, the premiums for such coverage (or reimbursement to the executive for such premiums) until the earlier of (a) the end of the 18-month period during which, under the employment agreement, the executive agrees not to engage in certain activities in competition with us or (b) the date the executive becomes eligible for coverage under another group plan; (iv) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and (v) with respect to Mr. Binder, continued payment of Mr. Binder’s company provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

(6)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

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

(7)	For Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents: (i) the executive’s base salary in effect through date of termination; (ii) a pro-rated portion (based on the percentage of our fiscal year preceding the date of termination) of the average of (x) the annual cash incentive award earned by the executive for the preceding year and (y) the annual cash incentive award the executive would have received in the current year if the executive’s employment had not been terminated, based on our performance to the date of termination extrapolated through the end of the current year; and (iii) any “accrued benefits,” which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive.

For Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

(8)	With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 4 of this table.

With respect to Messrs. Binder, Florin, Kashuba and Serbousek, and Ms. Anderson:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2010 with respect to any vested options held by the executive as of May 31, 2010.

Non-Employee Director Compensation and Benefits

Our directors have not received cash retainers, committee fees, or stock option awards for their services as our directors.

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

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of our non-employee directors for the 2010 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($)	Total ($)
Jonathon J. Coslet	$—	$—	$—	$—	$—	$—	$—
Michael Dal Bello	—	—	—	—	—	—	—
Adrian Jones	—	—	—	—	—	—	—
Michael Michelson	—	—	—	—	—	—	—
Dane A. Miller, Ph.D. (5)	—	—	—	—	—	900,000	900,000
Stephen Ko	—	—	—	—	—	—	—
Todd Sisitsky	—	—	—	—	—	—	—
David McVeigh	—	—	—	—	—	—	—
Andrew Y. Rhee	—	—	—	—	—	—	—

(1)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual Board and committee chair retainer fees, and committee meeting fees, in each case including amounts deferred pursuant to director elections.

(2)	For each director listed in the Non-Employee Directors’ Compensation Table above, reflects the compensation expense we recognized during the 2010 fiscal year under guidance issued by the FASB. For information concerning the assumptions used in determining the compensation expense we recognized during the 2010 fiscal year, refer to Note 10 to the consolidated financial statements included in this annual report.

(3)	We do not have a non-equity incentive plan for non-employee directors.

(4)	We do not have a pension plan for non-employee directors and do not pay above market or preferential rates on non-qualified deferred compensation for non-employee directors.

(5)	On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. Dr. Miller received the final payment during the fiscal quarter ended August 31, 2010 for $0.5 million. On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. The total amount paid to Dr. Miller under the new consulting agreement during the year ended May 31, 2010 was $0.4 million.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Parent owns all of our issued and outstanding capital stock. Holding owns 97.0% of Parent. All equity interests in Holding are owned, directly or indirectly, by the Sponsor Funds and the Co-Investors.

The following table sets forth information with respect to the ownership of as of May 31, 2010 for (a) each person known by us to own beneficially more than a 5% equity interest in Holdings, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. Biomet, Inc. has 1,000 shares of common stock outstanding, all of which are owned directly by Parent. Share amounts indicated below reflect beneficial ownership, through Holding, by such entities or individuals of these 1,000 shares of Biomet, Inc.

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

Name and Address of Beneficial Owner	Beneficial Ownership of Biomet Common Shares	Percentage Owned
The Blackstone Group(1)	232.0	23.20%
The Goldman Sachs Group, Inc.(2)	232.0	23.20%
KKR Biomet, LLC(3)	237.6	23.76%
TPG Capital(4)	232.0	23.20%
Jeffrey R. Binder	*	*
Daniel P. Florin	*	*
Maggie Anderson	*	*
Glen A. Kashuba	*	*
Jon C. Serbousek	*	*
Jonathan J. Coslet(5)	232.0	23.20%
Michael Dal Bello(6)	232.0	23.20%
Adrian Jones(7)	232.0	23.20%
Stephen Ko(8)	237.6	23.76%
David McVeigh(6)	232.0	23.20%
Michael Michelson(8)	237.6	23.76%
Dane A. Miller(9)	21.3	2.13%
Andrew Y. Rhee(7)	232.0	23.20%
Todd Sisitsky(5)	232.0	23.20%
All executive officers and directors as a group (21 persons)	962.9	96.29%

*	Represents less than one percent or one share, as applicable.
(1)	Biomet, Inc. shares shown as beneficially owned by The Blackstone Group reflect an aggregate of the following record ownership: (i) 610,133.52800 membership units of Holding held by Blackstone Capital Partners V, L.P., (ii) 97,736.20500 membership units of Holding held by Blackstone Capital Partners V-AC L.P., (iii) 289,050.00000 membership units of Holding held by BCP V-S L.P., (iv) 32,313.00200 membership units of Holding held by Blackstone Family Investment Partnership V L.P., (v) 3,112.96000 membership units of Holding held by Blackstone Family Investment Partnership V-A L.P., (vi) 2,297.59715 membership units of Holding held by Blackstone Participation Partnership V L.P., and (vii) 273,775.86600 membership units of Holding held by BCP V Co-Investors L.P. The address of The Blackstone Group is 345 Park Avenue, New York, NY 10154.

(2)	Biomet, Inc. shares shown as beneficially owned by The Goldman Sachs Group, Inc. reflect an aggregate of the following record ownership: (i) 433,679.15808 membership units of Holding held by GS Capital Partners VI Fund, L.P., (ii) 15,413.18755 membership units of Holding held by GS Capital Partners VI GmbH & Co. KG, (iii) 360,718.75833 membership units of Holding held by GS Capital Partners VI Offshore Fund, L.P., (iv) 119,253.84819 membership units of Holding held by GS Capital Partners VI Parallel, L.P., (v) 61,875.99000 membership units of Holding held by GS LVB Co-Invest, L.P., (vi) 63,137.95000 membership units of Holding held by Goldman Sachs BMET Investors, L.P., (vii) 184,785.45000 membership units of Holding held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 44,463.81600 membership units of Holding held by GS PEP Bass Holdings, L.L.C., (ix) 6,309.80000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 9,013.20000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 9,768.00000 membership units of Holding held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. The address of The Goldman Sachs Group, Inc. is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(3)	The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)	Biomet, Inc. shares shown as beneficially owned by TPG Capital reflect an aggregate of the following record ownership: (i) 50,000.00000 membership units owned by TPG Partners IV, L.P., (ii) 1,015,020.30532 membership units owned by TPG Partners V, L.P., (iii) 2,655.60483 membership units owned by TPG FOF V-A, L.P., (iv) 2,141.61680 membership units owned by TPG FOF V-B, L.P., (v) 235,843.63020 membership units owned by TPG LVB Co-Invest LLC, (vi) 2,758.00100 membership units owned by TPG LVB Co-Invest II LLC. The address of TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(5)	Includes all shares held by TPG Partners IV, L.P., TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., TPG LVB Co-Invest LLC, and TPG LVB Co-Invest II LLC. Each of Jonathan J. Coslet and Todd Sisitsky may be deemed to be a beneficial owner of these interests due to his status as a partner of TPG Capital, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Coslet and Mr. Sisitsky is c/o TPG Capital is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)	Includes all shares held by Blackstone Capital Partners V, L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P., and BCP V Co-Investors L.P. Each of Michael Dal Bello, principle, and David McVeigh, executive director, may be deemed to be a beneficial owner of these interests due to his status with The Blackstone Group, and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Dal Bello and Mr. Mc Veigh is c/o The Blackstone Group is 345 Park Avenue, New York, NY 10154.

(7)	Includes all shares held by GS Capital Partners VI Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Parallel, L.P., GS LVB Co-Invest, L.P., Goldman Sachs BMET Investors, L.P., Goldman Sachs BMET Investors Offshore Holdings, L.P., GS PEP Bass Holdings, L.L.C., Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. Each of Adrian Jones, managing director, and Andrew Y. Rhee, Vice President, may be deemed to be a beneficial owner of these interests due to his status with Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones and Mr. Rhee is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(8)	Includes all shares held by KKR Biomet, LLC. Each of Michael Michelson and Stephen Ko may be deemed to be a beneficial owner of these interests due to his status with Kohlberg Kravis Roberts & Co. L.P., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of each of Mr. Michelson and Mr. Ko is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(9)	The business address of Dane A. Miller, Ph.D. is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

A description of our Company’s transactions with related persons is included in Note 16 to the consolidated financial statements.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Biomet’s independent accountants in each of the last two fiscal years, in each of the following categories are:

(in millions)	May 31, 2010	May 31, 2009
Audit fees	$2.1	$2.4
Audit-related fees	0.1	—
Tax fees	2.1	5.2

Total	$4.3	$7.6

Fees for audit services above include those from Deloitte & Touche LLP (audit and consulting related). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of the Company’s quarterly reports on Form 10-Q, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included work related to due diligence in connection with acquisitions, assistance with implementation of various rules and standards and benefit plan audits. Tax fees included tax compliance, tax advice and tax planning. The Audit Committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for the Company by its independent accountants, subject to certain de minimis exceptions approved by the Audit Committee. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following financial statements and financial statement schedules are included in Item 8 herein.

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2010 and 2009

Consolidated Statements of Operations for the years ended May 31, 2010 (Successor) and May 31, 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor)

Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2010 (Successor) and May 31, 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor, June 1, 2007 to July 11, 2007 (Predecessor)

Consolidated Statements of Cash Flows for the years ended May 31, 2010 (Successor) and May 31, 2009 (Successor), and for the period July 12, 2007 to May 31, 2008 (Successor), June 1, 2007 to July 11, 2007 (Predecessor)

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Quarterly Results (Unaudited)

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 25, 2010.

BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Biomet, Inc. and in the capacities indicated on August 25, 2010.

By:	/S/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/S/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ ADRIAN JONES
Adrian Jones, Director

By:	/S/ STEPHEN KO
Stephen Ko, Director

By:	/S/ DAVID MCVEIGH
David McVeigh, Director

By:	/S/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/S/ DANE A. MILLER
Dane A. Miller, Director

By:	/S/ ANDREW Y. RHEE
Andrew Y. Rhee, Director

By:	/S/ TODD SISITSKY
Todd Sisitsky, Director

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President and Chief Financial Officer

By:	/S/ KEVIN J. SIERKS
Kevin J. Sierks, Vice President—Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

4.1	Senior Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.1	First Supplemental Senior Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.2	Form of 10% Senior Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.3	Form of 10 3/8% / 11 1/8% Senior Toggle Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2	Senior Subordinated Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2.1	First Supplemental Senior Subordinated Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2.2	Form of 11 5/8% Senior Subordinated Notes due 2017, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.4	Registration Rights Agreement, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.1	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.1	Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.2	Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.3	Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.4	Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.5	Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.1	Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.2	Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3	Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3.1	Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.4†	Biomet, Inc. Deferred Compensation Plan (Post-409A Plan), effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.5†	LVB Acquisition Management Stockholders’ Agreement, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.6*	Governance Acknowledgement, dated as of September 25, 2007, by and between LVB Acquisition Holding, LLC, LVB Acquisition, Inc. and Biomet, Inc.

10.7*	Amended and Restated Registration Rights Agreement, dated as of September 27, 2007, by and among LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Biomet, Inc. and the stockholders party thereto.

10.8†	LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, adopted November 16, 2007, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.9†	Biomet, Inc. Executive Annual Cash Incentive Plan, effective June 1, 2008, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.10†	Employment Agreement, dated as of June 11, 2008, by and among Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.

10.10.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jeffrey R. Binder, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009.

10.11†	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.11.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.12†*	Retirement and Consulting Agreement, dated as of July 13, 2010, by and between Biomet, Inc., Biomet Europe BV and Roger Van Broeck.

10.13†	Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.13.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.14†	Employment Agreement, dated as of March 3, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference.

Exhibit No.	Exhibit

10.14.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference.

10.15†*	Employment Agreement, dated as of August 1, 2009, by and between Biomet, Inc. and Maggie Anderson.

10.16†	Separation, Release and Consultancy Agreement, dated May 8. 2006, by and among Biomet, Inc. and Dane A. Miller, Ph. D., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2006 and incorporated herein by reference.

10.16.1†	Consulting Agreement dates as of January 14, 2010 between Company and Dane A. Miller, Ph. D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.17	Indemnification Priority Agreement, dated as of January 11, 2010, among the Company, LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

12*	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.

21*	Subsidiaries of Biomet, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.