Form 10-K/A
period 2010-05-31
BIOMET INC
filed 2010-09-20
CIK 351346

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Biomet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1 on Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended May 31, 2010, which was originally filed on August 25, 2010 (the “Original Filing”), to amend the disclosure in Part III, Item 11 (Executive Compensation) of the Original Filing to amend and restate:

•

the chart showing the weighting assigned to various company, business and individual performance goals for each of our named executive officers with respect to the non-equity incentive plan for the 2010 fiscal year to correct an error relating to the maximum percentage weighting of individual strategic objectives for Maggie Anderson, Glen Kashuba and Jon Serbousek;

•	the Summary Compensation Table to correct certain arithmetic errors in the Total column for fiscal years 2008 and 2009;

•	the Grants of Plan-Based Awards table to correct the number of awards granted in connection with the exchange offer completed in October 2009; and

•

the Outstanding Equity Awards at Fiscal Year End table to correct an error relating to the number of securities underlying unexercised options unexercisable and number of securities underlying unexercised unearned options in the first line of the row showing awards granted to Maggie Anderson.

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

	Non-Equity Incentive Plan		Non-Equity Incentive Plan		Non-Equity Incentive Plan
	Target		Maximum		Payout (Paid in July 2010)
	% of Base Salary	Amounts ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	100%	$696,150	180%	$1,253,070	93%	$649,949
Daniel P. Florin	80%	327,859	144%	590,146	74%	305,280
Maggie Anderson	80%	249,016	144%	448,229	69%	215,331
Glen Kashuba	80%	329,409	144%	592,937	53%	217,620
Jon C. Serbousek	80%	321,422	144%	578,560	89%	357,686

The following chart shows the weighting assigned to the various company, business unit and individual performance goals discussed above for each named executive officers:

	Jeffrey R. Binder		Daniel P. Florin		Maggie Anderson		Glen Kashuba		John C. Serbousek
Goals	Target	Max	Target	Max	Target	Max	Target	Max	Target	Max
Biomet Financials	80%	160%	64%	128%	12%	24%	12%	24%	12%	24%
Business Unit Financials	—	—	—	—	52%	104%	52%	104%	52%	104%
Individual Strategic Objectives	20%	20%	16%	16%	16%	16%	16%	16%	16%	16%

TOTAL	100%	180%	80%	144%	80%	144%	80%	144%	80%	144%

Leadership / Discretionary	+/-10%		+/-10%		+/-10%		+/-10%		+/-10%

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Jeffrey R. Binder President and Chief Executive Officer	2010	$696,150	$3,026,988	$649,949	$—	$413,218	$4,786,305
	2009	682,500	—	636,090	—	254,488	1,573,078
	2008	682,500	13,914,041	840,000	—	1,623,203	17,059,744

Daniel P. Florin Senior Vice President and Chief Financial Officer	2010	409,824	714,420	305,280	—	13,063	1,442,587
	2009	401,788	—	297,002	—	13,063	711,853
	2008	401,788	2,203,057	356,708	—	13,313	2,974,866

Maggie Anderson President Biomet 3i	2010	311,270	2,074,819	215,331	—	200,063	2,801,483

Glen A. Kashuba President Biomet Trauma Biomet Spine	2010	411,762	648,640	217,620	—	13,063	1,291,085
	2009	403,688	—	390,641	—	13,063	807,392
	2008	397,722	2,981,580	310,223	—	13,313	3,702,838

Jon C. Serbousek President Biomet Orthopedics	2010	401,778	465,423	357,686	—	164,358	1,389,245
	2009	393,900	2,695,152	388,001	—	45,318	3,522,371
	2008	95,031	—	83,429	—	6,138	184,598

(1)	For each named executive officer listed in the Summary Compensation Table above, the value reflects the grant date fair value of grants made in the fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of options to calculate compensation expense. For information about the assumptions used in determining the compensation expense we recognized during the 2009 and 2010 fiscal years refer to Note 10 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

(2)	The table below presents an itemized account of “All Other Compensation” provided during the 2009 and 2010 fiscal years and the period from June 1, 2007 to July 11, 2007, and July 12, 2007 to May 31, 2008. For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the All Other Compensation heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)	Medical Flex ($)	Travel Allowance ($) (a)	Personal Use of Company Aircraft ($) (b)	Other ($)		Total ($)
Jeffrey R. Binder	2010	$63	$—	$—	$13,000	$400,155	$—		$413,218
	2009	63	—	—	13,000	241,425	—		254,488
	2008	63	—	250	13,000	289,890	1,320,000	(c)	1,623,203

Daniel P. Florin	2010	63	—	—	13,000	—	—		13,063
	2009	63	—	—	13,000	—	—		13,063
	2008	63	—	250	13,000	—	—		13,313

Maggie Anderson	2010	63	—	—	—	—	200,000	(d)	200,063

Glen A, Kashuba	2010	63	—	—	13,000	—	—		13,063
	2009	63	—	—	13,000	—	—		13,063
	2008	63	—	250	13,000	—	—		13,313

Jon C. Serbousek	2010	63	—	—	13,000	1,295	150,000	(e)	164,358
	2009	63	—	—	13,250	32,005	—		45,318
	2008	63	—	125	—	5,950	—		6,138

(a)	Represents the cost to us of providing a car allowance to Messrs. Binder, Florin, Kashuba, and Serbousek.

(b)	Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

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

GRANTS OF PLAN-BASED AWARDS

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey R. Binder	October 5, 2009	$—	$696,150	$1,253,070	—	—	—	—	4,200,000	(a)	$10.00	$3,026,988

Daniel P. Florin	October 5, 2009	—	327,859	590,146	—	—	—	—	665,000	(a)	$10.00	479,274
	October 5, 2009								85,000	(b)	$10.00	235,146

Maggie Anderson	October 5, 2009	—	249,016	448,229	—	—	—	—	750,000	(b)	$10.00	2,074,819

Glen A. Kashuba	October 5, 2009	—	329,409	592,937	—	—	—	—	900,000	(a)	$10.00	648,640

Jon C. Serbousek	October 5, 2009	—	321,422	578,560	—	—	—	—	850,000	(a)	$10.00	465,423

(a)	Awards granted in connection with the exchange offer completed in October 2009.

(b)	Awards granted not in connection with the exchange offer:

a.	For Mr. Florin, a supplemental grant was made to bring his total award in line with peers.

b.	For Ms. Anderson, a grant was made in connection with her initial employment.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3) (#)	Option Exercise Price (4) ($)	Option Expiration Date (5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	1,260,000	1,890,000	(a)	—	$10.00	July 11, 2017	—	$—	—	$—
	420,000	—		630,000	10.00	July 11, 2017	—	—	—	—

Daniel P. Florin	199,500	299,250	(a)	—	10.00	July 11, 2017	—	—	—	—
	66,500	—		99,750	10.00	July 11, 2017	—	—	—	—
	—	63,750	(a)	—	10.00	October 5, 2019	—	—	—	—
	—	—		21,250	10.00	October 5, 2019	—	—	—	—

Maggie Anderson	—	562,500	(a)	—	10.00	October 5, 2019	—	—	—	—
	—	—		187,500	10.00	October 5, 2019	—	—	—	—

Glen A. Kashuba	270,000	405,000	(a)	—	10.00	July 11, 2017	—	—	—	—
	90,000	—		135,000	10.00	July 11, 2017	—	—	—	—

Jon C. Serbousek	255,000	382,500	(a)	—	10.00	May 8, 2018	—	—	—	—
	85,000	—		127,500	10.00	May 8, 2018	—	—	—	—

(1)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—”Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—”Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

(a)	Represents time-based options, which generally vest ratably over 5 years or 6 years for modified accreting exercise price options.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 2010.

BIOMET, INC.

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007

4.1	Senior Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.1.1	First Supplemental Senior Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.1.2	Form of 10% Senior Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.1.3	Form of 10 3/8% / 11 1/8% Senior Toggle Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.2	Senior Subordinated Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.2.1	First Supplemental Senior Subordinated Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.2.2	Form of 11 5/8% Senior Subordinated Notes due 2017, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.3	Registration Rights Agreement, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

4.4	Registration Rights Agreement, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

Exhibit No.	Exhibit
10.1	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.1.1	Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.1.2	Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.1.3	Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.1.4	Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.1.5	Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.2	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.2.1	Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.2.2	Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.3	Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.3.1	Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

Exhibit No.	Exhibit
10.4†	Biomet, Inc. Deferred Compensation Plan (Post-409A Plan), effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference

10.5†	LVB Acquisition Management Stockholders’ Agreement, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference

10.6*	Governance Acknowledgement, dated as of September 25, 2007, by and between LVB Acquisition Holding, LLC, LVB Acquisition, Inc. and Biomet, Inc.

10.7*	Amended and Restated Registration Rights Agreement, dated as of September 27, 2007, by and among LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Biomet, Inc. and the stockholders party thereto

10.8†	LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, adopted November 16, 2007, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference

10.9†	Biomet, Inc. Executive Annual Cash Incentive Plan, effective June 1, 2008, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference

10.10†	Employment Agreement, dated as of June 11, 2008, by and among Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference

10.10.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jeffrey R. Binder, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009

10.11†	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference

10.11.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference

10.12†*	Retirement and Consulting Agreement, dated as of July 13, 2010, by and between Biomet, Inc., Biomet Europe BV and Roger Van Broeck

10.13†	Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference

10.13.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Glen A. Kashuba, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference

10.14†	Employment Agreement, dated as of March 3, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference

Exhibit No.	Exhibit
10.14.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference

10.15†*	Employment Agreement, dated as of August 1, 2009, by and between Biomet, Inc. and Maggie Anderson

10.16†	Separation, Release and Consultancy Agreement, dated May 8. 2006, by and among Biomet, Inc. and Dane A. Miller, Ph. D., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2006 and incorporated herein by reference

10.16.1†	Consulting Agreement dates as of January 14, 2010 between Company and Dane A. Miller, Ph. D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference

10.17	Indemnification Priority Agreement, dated as of January 11, 2010, among the Company, LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference

12*	Computation of Ratio of Earnings to Fixed Charges

14	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference

21*	Subsidiaries of Biomet, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (which Annual Report was filed on August 25, 2010).

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.