Form 10-Q
period 2010-08-31
BIOMET INC
filed 2010-10-15
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended August 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number 001-15601

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

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

As of August 31, 2010, there was no established public trading market for any of the common stock of the registrant. As of August 31, 2010, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions)

	(Unaudited) August 31, 2010	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$274.0	$189.1
Accounts receivable, net	429.0	452.5
Income tax receivable	14.4	19.2
Inventories	534.9	507.3
Deferred income taxes	57.4	64.3
Prepaid expenses and other	86.8	72.6

Total current assets	1,396.5	1,305.0
Property, plant and equipment, net	626.2	622.0
Investments	19.3	23.3
Intangible assets, net	5,169.0	5,190.3
Goodwill	4,755.6	4,707.5
Other assets	114.1	120.9

Total assets	$12,080.7	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$36.0	$35.6
Accounts payable	87.6	86.3
Accrued interest	137.9	70.2
Accrued wages and commissions	81.1	111.3
Other accrued expenses	221.6	215.1

Total current liabilities	564.2	518.5
Long-term liabilities:
Long-term debt, net of current portion	5,887.8	5,860.9
Deferred income taxes	1,636.8	1,674.9
Other long-term liabilities	202.8	181.2

Total liabilities	8,291.6	8,235.5
Shareholder’s equity:
Contributed and additional paid-in capital	5,610.0	5,605.1
Accumulated deficit	(1,778.8)	(1,761.0)
Accumulated other comprehensive loss	(42.1)	(110.6)

Total shareholder’s equity	3,789.1	3,733.5

Total liabilities and shareholder’s equity	$12,080.7	$11,969.0

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended August 31,
	2010	2009
Net sales	$640.7	$630.1
Cost of sales	194.0	185.3

Gross profit	446.7	444.8

Selling, general and administrative expense	251.9	246.0
Research and development expense	29.9	24.9
Amortization	95.2	94.8

Operating income	69.7	79.1

Interest expense	126.8	131.5
Other (income) expense	(1.8)	(4.3)

Other (income) expense, net	125.0	127.2

Loss before income taxes	(55.3)	(48.1)

Benefit from income taxes	(37.5)	(25.3)

Net loss	$(17.8)	$(22.8)

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Three Months Ended August 31,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(17.8)	$(22.8)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	136.7	136.6
Amortization of deferred financing costs	2.8	2.8
Stock-based compensation expense	5.1	5.2
Recovery of doubtful accounts receivable	(1.3)	(5.2)
Gain on investments, net	—	(0.8)
Property, plant and equipment impairment charge	0.6	—
Provision for inventory obsolescence	1.7	6.5
Deferred income taxes	(43.8)	(47.1)
Other	(0.1)	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	27.1	19.8
Inventories	(18.3)	(22.5)
Prepaid expenses	(12.2)	(4.4)
Accounts payable	(0.6)	(3.0)
Income tax receivable	4.3	14.6
Accrued interest	67.7	70.0
Accrued expenses and other	(20.6)	(93.1)

Net cash provided by operating activities	131.3	55.5
Cash flows used in investing activities:
Proceeds from sales/maturities of investments	3.8	—
Net proceeds from sale of property and equipment	—	1.6
Capital expenditures	(36.5)	(53.9)
Acquisitions, net of cash acquired	(9.6)	(2.4)

Net cash used in investing activities	(42.3)	(54.7)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	0.1	20.1
Payments under revolving credit agreements	(0.6)	(1.3)
Payments under senior secured credit facility	(8.5)	(8.9)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.2)	(0.6)

Net cash provided by (used in) financing activities	(9.2)	9.3
Effect of exchange rate changes on cash	5.1	0.7

Increase in cash and cash equivalents	84.9	10.8
Cash and cash equivalents, beginning of period	189.1	215.6

Cash and cash equivalents, end of period	$274.0	$226.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56.3	$58.9

Income taxes	$6.5	$0.8

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

Recent Accounting Pronouncements – There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2010	May 31, 2010
Raw materials	$83.9	$69.1
Work-in-process	47.5	43.6
Finished goods	403.5	394.6

Inventories	$534.9	$507.3

Note 3—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Depreciation on instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.

Property, plant and equipment consisted of the following:

(in millions)	August 31, 2010	May 31, 2010
Land and land improvements	$46.3	$45.7
Buildings and leasehold improvements	127.4	124.1
Machinery and equipment	305.6	283.3
Instruments	454.6	420.6
Construction in progress	23.8	29.4

Total property, plant and equipment	957.7	903.1
Accumulated depreciation	(331.5)	(281.1)

Total property, plant and equipment, net	$626.2	$622.0

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 4—Investments.

At August 31, 2010, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$5.2	$2.4	$—	$7.6
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	(0.2)	0.5

Total available-for-sale	6.4	2.4	(0.3)	8.5
Money market funds	9.5	—	—	9.5
Other	1.3	—	—	1.3

Total	$17.2	$2.4	$(0.3)	$19.3

At May 31, 2010, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$5.2	$2.4	$—	$7.6
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	—	0.7

Total available-for-sale	6.4	2.4	(0.1)	8.7
Money market funds	9.5	—	—	9.5
Other	5.1	—	—	5.1

Total	$21.0	$2.4	$(0.1)	$23.3

There were no sales of available-for-sale securities for the three months ended August 31, 2010. The proceeds from maturities of held-to-maturity securities was $3.8 million for the three months ended August 31, 2010. The proceeds from sales of available-for-sale securities was $1.6 million for the three months ended August 31, 2009. There were no maturities of held-to-maturity securities for the three months ended August 31, 2009. The cost of marketable securities sold is determined by the specific identification method. The Company recorded in other (income) expense a net realized gain on sales of available-for-sale securities of $0.8 million for the three months ended August 31, 2009. The Company’s debt securities at August 31, 2010 all have maturities greater than 1 year.

The Company reviews impairments to investment securities quarterly to determine if the impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss position, (2) the extent to which fair value was less than cost, (3) the financial condition and near-term prospects of the issuer, and (4) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of August 31, 2010, the Company held auction-rate securities with a fair value of $5.5 million. These securities are AAA-rated with long-term nominal maturities secured by student loans, which are guaranteed by the U.S. Government. Each of these securities was subject to auction processes for which there were insufficient bidders on the scheduled rollover dates. These auction-rate securities were classified as long-term available-for-sale securities as of August 31, 2010 because of the inability to predict when the market would recover. The securities continued to earn and pay interest at the maximum contractual rate. During September 2010, the balance of the Company’s auction-rate securities was redeemed at their fair value, resulting in a realized gain of $2.6 million.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill as of August 31, 2010 and May 31, 2010 was $4,755.6 million and $4,707.5 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the weakening of the euro against the U.S. dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The change in intangible assets reflects foreign currency fluctuations, primarily the weakening of the euro against the U.S. dollar, as well as amortization.

Intangible assets consisted of the following at August 31, 2010 and May 31, 2010:

	August 31, 2010			May 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,092.6	$(336.2)	$1,756.4	$2,087.4	$(308.9)	$1,778.5
Completed technology	664.9	(147.7)	517.2	664.9	(135.3)	529.6
Product trade names	183.6	(32.5)	151.1	183.6	(29.6)	154.0
Customer relationships	2,939.6	(635.4)	2,304.2	2,935.4	(583.7)	2,351.7
Non-compete contracts	4.6	(1.5)	3.1	4.6	(1.2)	3.4

Sub-total	5,885.3	(1,153.3)	4,732.0	5,875.9	(1,058.7)	4,817.2
Corporate trade names	397.6	—	397.6	397.6	—	397.6
In-process research & development	2.2	—	2.2	—	—	—
Currency translation	39.8	(2.6)	37.2	(33.7)	9.2	(24.5)

Total	$6,324.9	$(1,155.9)	$5,169.0	$6,239.8	$(1,049.5)	$5,190.3

The weighted average useful life of the intangible assets at August 31, 2010 was as follows:

Weighted Average Useful Life
Core technology	18 Years
Completed technology	12 Years
Product trade names	16 Years
Customer relationships	17 Years
Non-compete contracts	4 Years
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2011 through 2015 is $367.3 million, $359.7 million, $351.1 million, $341.4 million, and $327.9 million, respectively.

Cytosol Acquisition

On June 30, 2010, the Company completed the acquisition of substantially all the assets of Cytosol Laboratories, Inc. (“Cytosol”), located in Braintree, Massachusetts, a market leader in production of small volume anticoagulants. Cytosol was founded in 1968 to develop anticoagulants and other products to aid in the processing of blood components. The acquired business has three proprietary products with new drug application approvals: TriCitrasol®, noClot-50® and Rejuvesol® products. TriCitrasol® is used for anticoagulation during granulocytapheresis, noClot-50® is used as an anticoagulant in extracorporeal blood processing in the preparation of platelet rich plasma, and Rejuvesol® is used for the rejuvenation of stored, frozen red blood cells prior to transfusion. The purchase price of $8.7 million was paid on June 30, 2010. The acquisition did not have a material effect on the Company’s net sales or operating income for the three months ended August 31, 2010. The purchase price was primarily allocated to identifiable intangible assets based on their estimated fair values at the acquisition date. The fair value assigned to the identifiable intangibles was determined using the income approach. The purchase price allocation was based upon a preliminary valuation and is subject to change during the measurement period as the valuation is finalized.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Debt.

The terms and carrying value of each debt instrument at August 31, 2010 and May 31, 2010 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2010		May 31, 2010
Debt Instruments
European facilities	No Maturity Date	Primarily	EUR		€4.7		€5.1
		Euribor + 1.90%			$6.0		$6.3
Term loan facility	March 25, 2015	Libor + 3.00%	USD		$2,275.7		$2,281.5
Term loan facility	March 25, 2015	Libor + 3.00%	EUR		€850.9		€853.1
					$1,080.9		$1,047.3
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	USD		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	EUR/USD	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.25%	USD		$—		$—
Senior cash pay notes	October 15, 2017	10%	USD		$771.0		$771.0
Senior toggle notes	October 15, 2017	10 3/ 8% /11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$4.2		$4.4

			Total		$5,923.8		$5,896.5

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of August 31, 2010 was 0.54%. The  euro term  loan had a 3-month LIBOR rate of 0.67% as of August 31, 2010. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each quarter). Such payments commenced on the last business day of December 2007, and will continue on the last business day of each calendar year quarter with the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2010 for the U.S. dollar-denominated term loan facility, and made required payments of $2.7 million on June 30, 2010 for the euro-denominated term loan facility. There were no borrowings under the asset-based revolving credit facility as of August 31, 2010. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 euro to $1.2703 and $1.2276, which represents the currency exchange rate from euros to U.S. dollars on August 31, 2010 and May 31, 2010, respectively.

The Company’s revolving borrowing base available under all debt facilities at August 31, 2010 was $826.3 million, which is net of the borrowing base limitations relating to the senior secured asset-based revolving facility.

As of August 31, 2010, $54.0 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

Note 7—Fair Value Measurements.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Guidance issued by the FASB for fair value measurements is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period and measured at fair value as defined by this guidance. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that were recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of this guidance.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at August 31, 2010 and May 31, 2010:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.6	$—	$2.6	$—
Auction-rate securities	5.5	—	—	5.5
Money market funds	109.6	109.6	—	—
Foreign currency exchange contracts	—	—	—	—
Other	1.7	1.0	0.5	0.2

Total assets	$119.4	$110.6	$3.1	$5.7

Liabilities:
Interest rate swaps	$144.9	$—	$144.9	$—

Total liabilities	$144.9	$—	$144.9	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	May 31, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.6	$—	$2.6	$—
Auction-rate securities	5.5	—	—	5.5
Money market funds	64.5	64.5	—	—
Other	5.7	4.7	0.8	0.2

Total assets	$78.3	$69.2	$3.4	$5.7

Liabilities:
Interest rate swaps	$129.9	$—	$129.9	$—

Total liabilities	$129.9	$—	$129.9	$—

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain auction-rate securities and other equity investments for which there was a decrease in the observation of market pricing. As of August 31, 2010 and May 31, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) as of August 31, 2010 and May 31, 2010.

(in millions)
Balance at June 1, 2009	22.7
Total net gains included in earnings	4.3
Total unrealized gains included in other comprehensive income	2.6
Total proceeds from sale of available-for-sale securities	(23.9)

Balance at May 31, 2010	5.7
Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of available-for-sale securities	—

Balance at August 31, 2010	$5.7

The estimated fair value of the Company’s long-term debt, including the current portion, at August 31, 2010 was $6,161.0 million compared to a carrying value of $5,923.8 million, and was $6,060.8 million compared to a carrying value of $5,896.5 million at May 31, 2010. Fair value of our traded debt was estimated using quoted market prices for the same or similar instruments. Fair value of our variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and interest rate swaps.

The carrying value of the Company’s other financial assets and liabilities on the balance sheet approximate fair value at August 31, 2010 and May 31, 2010.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended August 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. In order to mitigate the currency exposure related to debt service under the Company’s debt facilities, the Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million at September 25, 2007). As of August 31, 2010, the Company’s net investment in European subsidiaries totaled €2,076.2 million ($2,637.4 million) and the outstanding principal balance of the euro term loan was €850.9 million ($1,080.9 million). The difference of €1,225.3 million ($1,556.5 million) remained unhedged as of August 31, 2010. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the statement of operations.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2010, the Company had a swap liability of $144.9 million, which consisted of $74.1 million short term, and $75.3 million long term, partially offset by a $4.5 million credit valuation adjustment. See the table below for existing contracts:

(U.S. dollars and euros in millions)
Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at August 31, 2010 Asset (Liability)	Fair Value at May 31, 2010 Asset (Liability)
3 year	EUR	€75.0	September 25, 2007	September 25, 2010	$(0.9)	$(1.8)
3 year	EUR	50.0	March 25, 2008	March 25, 2011	(1.5)	(1.9)
4 year	EUR	75.0	September 25, 2007	September 25, 2011	(4.3)	(4.9)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(2.7)	(2.9)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(22.8)	(23.4)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(4.1)	(4.0)
3 year	USD	$195.0	September 25, 2007	September 25, 2010	(0.6)	(2.8)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(1.4)	(1.7)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(9.9)	(10.9)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(5.3)	(4.7)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(55.2)	(52.6)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(11.9)	(9.1)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(14.8)	(6.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(14.0)	(7.3)
Credit Valuation Adjustment					4.5	4.4

Total					$(144.9)	$(129.9)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

The interest rate swaps are recorded in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The following represents applicable disclosure related to the interest rate swaps:

(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Three Months Ended August 31, 2010 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended August 31, 2010
Interest rate swaps, net of tax	$9.2	Interest expense	$—	Other (income) expense	$—

As of August 31, 2010, the effective interest rate, including the applicable lending margin, on 85.0% ($1,935.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.94% through the use of interest rate swaps. The effective interest rate on 59.9% (€510.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.30% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans and senior secured asset-based revolving credit facility had effective interest rates of 3.26% and 3.58%, respectively. As stated in Note 6 to the condensed consolidated financial statements, the remaining debt instruments have a fixed interest rate. As of August 31, 2010, the Company’s effective weighted average interest rate on all outstanding debt was 8.07%.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other income (expense). Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at August 31, 2010 was $13.1 million. The fair value of these contracts was not material at August 31, 2010. There was no material gain or loss on the forward currency exchange contracts during the three months ended August 31, 2010.

Note 9—Other Comprehensive Income (Loss).

Other comprehensive income (loss) includes net income (loss), currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of August 31, 2010, foreign investments were all permanent in nature.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 9—Other Comprehensive Income (Loss), Continued.

Other comprehensive income (loss) and the related components are included in the table below:

	Three Months Ended
(in millions)	August 31, 2010	August 31, 2009
Net loss	$(17.8)	$(22.8)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain (loss) on pension assets	(10.9)	(0.7)
Foreign currency translation adjustments	88.7	45.8
Unrealized gain (loss) on interest rate swaps	(9.2)	5.2
Unrealized gain (loss) on available-for-sale securities	(0.1)	0.2

Total other comprehensive income (loss), net of tax	68.5	50.5

Total other comprehensive income (loss)	$50.7	$27.7

Note 10—Share-based Compensation and Stock Plans.

The Company follows guidance issued by the FASB for share-based compensation to record share-based payment expense. This guidance requires the fair value of all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded in accordance with guidance issued by the FASB for equity instruments issued to other than employees in conjunction with selling goods or services.

Share-based compensation expense recognized was $5.1 million and $5.2 million for the three months ended August 31, 2010 and 2009, respectively.

Note 11—Income Taxes.

The Company applies guidance issued by the FASB for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The Company records the liability for unrecognized tax benefits as a long-term liability.

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

The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for the years ended May 31, 2007 and 2008. The remainder of this examination is expected to be completed in 2011. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2002.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. Substantially all of the Company’s unrecognized tax benefits as of August 31, 2010, if recognized, would affect its effective tax rate. As of August 31, 2010, the Company believes that it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by up to $6.0 million within the succeeding twelve months due to potential tax settlements.

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

Net sales by product category in the periods presented were as follows:

	Three Months Ended August 31,
(in millions)	2010	2009 (1)
Net sales by product:
Reconstructive	$478.4	$468.6
Fixation	59.4	61.1
Spinal	57.9	58.0
Other	45.0	42.4

Total	$640.7	$630.1

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $5.8 million and fixation product net sales increased, and spine product net sales decreased, $1.3 million. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geographic segment in the periods presented were as follows:

	Three Months Ended August 31,
(in millions)	2010	2009 (1)
Net sales by geographic segment:
United States	$419.1	$400.2
Europe	137.2	153.8
International	84.4	76.1

Total	$640.7	$630.1

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $1.0 million. The current presentation aligns with how the Company presently manages and markets its products.

Long-term assets by geographic segment as of the period presented were as follows:

(in millions)	August 31, 2010	May 31, 2010
Long-term assets (1) by geographic segment:
United States	$7,440.8	$7,508.0
Europe	1,990.0	1,939.6
International	1,120.0	1,072.2

Total	$10,550.8	$10,519.8

(1)	Defined as property, plant and equipment, intangibles and goodwill.

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

The following financial information illustrates the composition of the combined guarantor subsidiaries:

Condensed Consolidating Balance Sheets

	August 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$197.8	$76.2	$—	$274.0
Accounts receivable, net	—	228.2	200.8	—	429.0
Income tax receivable	—	13.8	0.6	—	14.4
Inventories	—	293.7	353.1	(111.9)	534.9
Deferred income taxes	—	42.3	15.1	—	57.4
Prepaid expenses and other	—	43.3	43.5	—	86.8

Total current assets	—	819.1	689.3	(111.9)	1,396.5
Property, plant and equipment, net	—	364.0	268.6	(6.4)	626.2
Investments	—	19.3	—	—	19.3
Investment in subsidiaries	9,844.9	—	—	(9,844.9)	—
Intangible assets, net	—	3,621.4	1,547.6	—	5,169.0
Goodwill	—	3,461.4	1,294.2	—	4,755.6
Other assets	—	66.5	47.6	—	114.1

Total assets	$9,844.9	$8,351.7	$3,847.3	$(9,963.2)	$12,080.7

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.6	$—	$1.4	$—	$36.0
Accounts payable	—	50.7	36.9	—	87.6
Accrued interest	137.9	—	—	—	137.9
Accrued wages and commissions	—	48.7	32.4	—	81.1
Other accrued expenses	—	161.9	59.7	—	221.6

Total current liabilities	172.5	261.3	130.4	—	564.2
Long-term debt	5,883.3	—	4.5	—	5,887.8
Deferred income taxes	—	1,177.7	459.1	—	1,636.8
Other long-term liabilities	—	166.4	36.4	—	202.8

Total liabilities	6,055.8	1,605.4	630.4	—	8,291.6
Shareholder’s equity	3,789.1	6,746.3	3,216.9	(9,963.2)	3,789.1

Total liabilities and shareholder’s equity	$9,844.9	$8,351.7	$3,847.3	$(9,963.2)	$12,080.7

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$103.5	$85.6	$—	$189.1
Accounts receivable, net	—	248.7	203.8	—	452.5
Income tax receivable	—	18.7	0.5	—	19.2
Inventories	—	288.7	283.2	(64.6)	507.3
Deferred income taxes	—	48.6	15.7	—	64.3
Prepaid expenses and other	—	34.5	38.1	—	72.6

Total current assets	—	742.7	626.9	(64.6)	1,305.0
Property, plant and equipment, net	—	374.1	253.8	(5.9)	622.0
Investments	—	23.3	—	—	23.3
Investment in subsidiaries	9,693.9	—	—	(9,693.9)	—
Intangible assets, net	—	3,678.5	1,511.8	—	5,190.3
Goodwill	—	3,461.4	1,246.1	—	4,707.5
Other assets	—	70.5	50.4	—	120.9

Total assets	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.1	$—	$1.5	$—	$35.6
Accounts payable	—	48.8	37.5	—	86.3
Accrued interest	70.2	—	—	—	70.2
Accrued wages and commissions	—	70.3	41.0	—	111.3
Other accrued expenses	—	167.3	47.8	—	215.1

Total current liabilities	104.3	286.4	127.8	—	518.5
Long-term debt	5,856.1	—	4.8	—	5,860.9
Deferred income taxes	—	1,216.3	458.6	—	1,674.9
Other long-term liabilities	—	147.6	33.6	—	181.2

Total liabilities	5,960.4	1,650.3	624.8	—	8,235.5
Shareholder’s equity	3,733.5	6,700.2	3,064.2	(9,764.4)	3,733.5

Total liabilities and shareholder’s equity	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Condensed Consolidating Statements of Operations

	Three Months Ended August 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$430.4	$210.3	$—	$640.7
Cost of sales	—	124.7	99.1	(29.8)	194.0

Gross margin	—	305.7	111.2	29.8	446.7
Operating expenses	—	254.2	122.8	—	377.0

Operating income (loss)	—	51.5	(11.6)	29.8	69.7
Other (income) expense, net	125.4	(1.3)	0.9	—	125.0

Income (loss) before income taxes	(125.4)	52.8	(12.5)	29.8	(55.3)
Tax expense (benefit)	(47.8)	20.0	(1.8)	(7.9)	(37.5)
Equity in earnings of subsidiaries	59.8	—	—	(59.8)	—

Net income (loss)	$(17.8)	$32.8	$(10.7)	$(22.1)	$(17.8)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	Three Months Ended August 31, 2009
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$414.8	$215.3	$—	$630.1
Cost of sales	—	122.9	99.8	(37.4)	185.3

Gross margin	—	291.9	115.5	37.4	444.8
Operating expenses	—	245.1	120.6	—	365.7

Operating income (loss)	—	46.8	(5.1)	37.4	79.1
Other (income) expense, net	131.1	(0.6)	(3.3)	—	127.2

Income (loss) before income taxes	(131.1)	47.4	(1.8)	37.4	(48.1)
Tax expense (benefit)	(49.8)	18.0	(0.3)	6.8	(25.3)
Equity in earnings of subsidiaries	58.5	—	—	(58.5)	—

Net income (loss)	$(22.8)	$29.4	$(1.5)	$(27.9)	$(22.8)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended August 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$52.4	$90.7	$10.3	$(22.1)	$131.3
Cash flows used in investing activities	(46.4)	3.6	(21.6)	22.1	(42.3)
Cash flows provided by (used in) financing activities	(6.0)	—	(3.2)	—	(9.2)
Effect of exchange rate changes on cash	—	—	5.1	—	5.1

Increase (decrease) in cash and cash equivalents	—	94.3	(9.4)	—	84.9
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$197.8	$76.2	$—	$274.0

	Three Months Ended August 31, 2009
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$49.8	$23.3	$10.3	$(27.9)	$55.5
Cash flows used in investing activities	(40.3)	(17.2)	(25.1)	27.9	(54.7)
Cash flows provided by (used in) financing activities	(9.5)	—	18.8	—	9.3
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Increase (decrease) in cash and cash equivalents	—	6.1	4.7	—	10.8
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$185.0	$41.4	$—	$226.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Restructuring.

The Company recorded $1.9 million in employee severance costs during the three months ended August 31, 2010, primarily resulting from the commencement of the transition of our trauma hardware business from our Parsippany, New Jersey operations to our Warsaw, Indiana-based U.S. orthopedics division. These restructuring charges were recorded within cost of sales and selling, general and administrative expense. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:

Balance at May 31, 2010	2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments(1)	0.1

Balance at August 31, 2010	$3.8

(1)	Primarily related to foreign currency fluctuations, including the weakening of the euro against the U.S. dollar.

Payments related to severance and benefits are expected to be paid in full by the end of fiscal 2011.

The Company recorded a property, plant and equipment impairment charge of $0.6 million within selling, general and administrative expense during the three months ended August 31, 2010, relating to the closure of its manufacturing facility located in Parsippany, New Jersey.

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

Note 15—Contingencies, Continued.

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

U.S. Department of Justice Civil Division Investigation

In September 2010, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice – Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee® (a registered trademark of OtisMed) knee replacement system. The Company is currently in the process of evaluating the scope of the CID and its response. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

Note 15—Contingencies, Continued.

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

Note 16—Related Parties.

Transactions with the Sponsor Group

On December 18, 2006, the Company entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc. (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent, (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement”. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the Company’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility, (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At the Company’s special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger, and Parent acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, the Company became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or Holding, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions are referred to collectively as the “Transactions.”

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.4 million and $2.7 million for the three months ended August 31, 2010 and 2009, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

Amended and Restated Limited Liability Company Operating Agreement of Holding

On September 27, 2007, certain investment funds associated with or designated by the Sponsors (the “Sponsor Funds”) entered into an amended and restated limited liability company operating agreement, or the LLC Agreement, in respect of Holding. The LLC Agreement contains agreements among the parties with respect to the election of the Company’s directors and the directors of its parent companies, restrictions on the issuance or transfer of interests in the Company and other corporate governance provisions (including the right to approve various corporate actions).

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

Consulting Agreements

On May 8, 2006, Biomet, Inc. entered into a Separation, Release and Consultancy Agreement with Dane A. Miller, Ph.D. (the “Miller Agreement”). As previously disclosed in the Company’s Current Report on Form 8-K dated May 10, 2006, pursuant to the terms of the Miller Agreement, Dr. Miller received $4.0 million on October 1, 2006, $0.5 million on November 30, 2006 and has received $0.5 million on the last day of each quarter thereafter through the first quarter of fiscal year 2010 as compensation for his consulting services. Also pursuant to the Miller Agreement, Dr. Miller was reimbursed for out-of-pocket fees and expenses relating to an off-site office and administrative support, in an amount of $0.1 million per year, ending on August 31, 2009. Dr. Miller received the final payment during the fiscal quarter ended August 31, 2009 for $0.5 million. On January 14, 2010, the Company entered into a new consulting agreement with Dr. Miller, pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. There were no payments made to Dr. Miller under the new consulting agreement during the three months ended August 31, 2010.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of August 31, 2010, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

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

Periodically, the Company charters a plane indirectly owned by Dane A. Miller, Ph.D. through RAI Jets, LLC, for Biomet business related use. There were no payments made during the three months ended August 31, 2010 and 2009.

Capital Contributions

The Company repurchased common shares of its parent company of $0.2 million and $0.6 million for the three months ended August 31, 2010 and 2009, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three months ended August 31, 2010 and 2009.

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

Executive Overview

Our net sales increased 2% to $640.7 million for the three months ended August 31, 2010 compared to $630.1 million for the three months ended August 31, 2009 primarily due to mid single-digit growth in the U.S. geographic market, as well as sales growth in the International geographic market. The effect of foreign currency fluctuations negatively impacted reported net sales by $9.4 million, or 1%, with Europe reported net sales negatively impacted by $13.3 million, or 9%, and International reported net sales positively impacted by $3.9 million, or 5%. Pricing within the domestic and international markets was slightly negative with volume being favorable. The following represents key sales growth statistics for the three months ended August 31, 2010 compared to the three months ended August 31, 2009:

•	Reconstructive product sales increased 2% worldwide and 6% in the U.S.

•	Knee sales increased 4% worldwide and 6% in the U.S.

•	Hip sales were flat worldwide and increased 4% in the U.S.

•	Extremity sales increased 25% worldwide and 40% in the U.S.

•	Dental sales decreased 2% worldwide and increased 3% in the U.S.

•	Fixation product sales decreased 3% worldwide and were flat in the U.S.

•	Spinal product sales were flat worldwide and increased 2% in the U.S.

Our operating income for the three months ended August 31, 2010 was $69.7 million compared to $79.1 million for the three months ended August 31, 2009. This decrease in operating income was primarily due to increased investment in research and development activities.

Our interest expense for the three months ended August 31, 2010 was $126.8 million, as compared to $131.5 million for the three months ended August 31, 2009, primarily due to a lower average interest rate on our outstanding debt.

Net cash provided by operating activities was $131.3 million for the three months ended August 31, 2010, as compared to net cash provided of $55.5 million for the three months ended August 31, 2009, with the current year result improving $47.4 million due to our working capital improvement initiatives and the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

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

We believe the global uncertainty or recessionary environment has impacted the year over year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the low-to-mid single digits. Because of this, management has taken, and will continue to take, precautionary measures to be able to manage expenses more conservatively, especially if revenues are below those internally forecasted.

                 In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy, Portugal, Turkey and other members of the European Union, have deteriorated over the past eighteen months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of August 31, 2010, our orthopedic net accounts receivable in Greece, Italy, Spain, Portugal and Turkey totaled over $100.0 million. To date, we have not experienced any significant cash losses with respect to the collection of our accounts receivable related to sales within these countries. However, during fiscal 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds.

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

Results of Operations

For the Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009

(in millions, except percentages)	Three Months Ended August 31, 2010	Percentage of Net Sales	Three Months Ended August 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$640.7	100%	$630.1	100%	2%
Cost of sales	194.0	30	185.3	29	5

Gross margin	446.7	70	444.8	71	—
Selling, general and administrative expense	251.9	39	246.0	39	2
Research and development expense	29.9	5	24.9	4	20
Amortization	95.2	15	94.8	15	—

Operating income (loss)	69.7	11	79.1	13	(12)
Interest expense	126.8	20	131.5	21	(4)
Other (income) expense	(1.8)	—	(4.3)	(1)	(58)

Other expense, net	125.0	20	127.2	20	(2)

Loss before income taxes	(55.3)	(9)	(48.1)	(8)	15
Benefit from income taxes	(37.5)	(6)	(25.3)	(4)	48

Net loss	$(17.8)	(3)%	$(22.8)	(4)%	(22)%

Sales

Net sales were $640.7 million for the three months ended August 31, 2010, and $630.1 million for the three months ended August 31, 2009. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended August 31, 2010	Percentage of Net Sales	Three Months Ended August 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$419.1	66%	$400.2	64%	5%
Europe	137.2	21	153.8	24	(11)
International(1)	84.4	13	76.1	12	11

Total	$640.7	100%	$630.1	100%	2%

(1)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2010	Percentage of Net Sales	Three Months Ended August 31, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$478.4	75%	$468.6	74%	2%
Fixation	59.4	9	61.1	10	(3)
Spinal	57.9	9	58.0	9	—
Other	45.0	7	42.4	7	6

Total	$640.7	100%	$630.1	100%	2%

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the three months ended August 31, 2010 were $478.4 million, or 75% of net sales, representing a 2% increase compared to net sales of $468.6 million, or 74% of net sales, during the three months ended August 31, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $7.5 million, or 2%.

Our growth rates for global knee and hip product sales decelerated to flat to mid single digits during the three months ended August 31, 2010, compared to high single to low double digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy and increased deductibles and co-pays, may have contributed to the deceleration of our growth rates.

Global knee product sales increased 4% worldwide and increased 6% in the United States during the three months ended August 31, 2010. The key driver of global knee product sales was the Vanguard® Complete Knee System, with the E1™ Antioxidant Infused Technology Tibial Bearings also contributing to sales growth. E1™ Antioxidant Infused Technology Tibial Bearings provide Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics.

Global hip product sales were flat worldwide, with a 4% sales increase in the United States during the three months ended August 31, 2010. The primary drivers of the U.S. hip sales growth included the Ringloc® and Regenerex® RingLoc®+ Acetabular Systems, E1™ Antioxidant Infused Technology Bearings, the Taperloc® Microplasty® Hip System and the Echo® Hip System.

Global extremity product sales increased 25% worldwide, with a 40% sales increase in the United States during the three months ended August 31, 2010. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems and the Comprehensive® Fracture System.

Dental sales decreased 2% worldwide and increased 3% in the United States during the three months ended August 31, 2010. The OSSEOTITE® product line is our flagship dental reconstructive implant system.

Fixation

Worldwide net sales of fixation products for the three months ended August 31, 2010 were $59.4 million, or 9% of net sales, representing a 3% decrease compared to net sales of $61.1 million, or 10% of net sales, during the three months ended August 31, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $0.6 million, or 1%. Sales of fixation products reflected growth in internal fixation and electrical stimulation product sales more than offset by decreases in craniomaxillofacial fixation and external fixation product sales. The primary contributors of worldwide fixation net sales included the Biomet® PTN (Peritrochanteric Nail) System, the Phoenix™ product line of nail systems and the OptiLock® product line of plating systems.

Spinal

Worldwide net sales of spinal products for the three months ended August 31, 2010 were $57.9 million, or 9% of net sales, and were flat compared to net sales of $58.0 million, also 9% of net sales, for the three months ended August 31, 2009. Sales of spinal products were flat due to increased sales of spine hardware and spinal stimulation products offset by decreased sales of orthobiologics products. In addition, volume increases during the quarter were primarily offset by decreased pricing in the mid-single digits, with virtually no impact from fluctuations in foreign currency. The primary contributors of worldwide spinal net sales included the Polaris™ product line and the SpinalPak® II Bone Growth Stimulator.

Other

Worldwide net sales of other products for the three months ended August 31, 2010 were $45.0 million, or 7% of net sales, representing a 6% increase compared to net sales of $42.4 million, also 7% of net sales, during the three months ended August 31, 2009. The primary contributors of other product sales during the three months ended August 31, 2010 consisted of products from our sports medicine division, which reported double digit sales growth, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Gross Profit

Gross profit for the three months ended August 31, 2010 increased to $446.7 million compared to gross profit for the three months ended August 31, 2009 of $444.8 million, or 70% and 71% of net sales, respectively. Gross profit for the three months ended August 31, 2010 was negatively impacted by pricing pressures, partially offset by operational restructuring cost savings related to our operational improvement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended August 31, 2010 and 2009 was $251.9 million and $246.0 million, respectively, or 39% of net sales for each period. Selling, general and administrative expenses remained flat relative to net sales primarily due to a focus by management to tightly monitor fixed costs.

Research and Development Expense

Research and development expense during the three months ended August 31, 2010 and 2009 was $29.9 million and $24.9 million, respectively, or 4.7% and 4.0% of net sales, respectively. This increase in research and development expenses for the three months ended August 31, 2010 primarily related to our ongoing commitment to increase investment in engineering within our business. Higher clinical and regulatory costs due to increased FDA requirements also contributed to the increase in research and development expenses for the three months ended August 31, 2010.

Expenses during the three months ended August 31, 2010 have primarily been related to the following research and development projects from a product and technology perspective: continued patient specific technologies (Reconstructive-Knees), Arcos™ Modular Revision Hip System (Reconstructive-Hips), OrthoPak® and SpinalPak® stimulation platform technologies (Fixation-Stimulation and Spine-Stimulation), and ZipTight™ Fixation Device (Other-Sports Medicine).

Amortization

Amortization expense for the three months ended August 31, 2010 was $95.2 million, or 15% of net sales, compared to $94.8 million for the three months ended August 31, 2009, also 15% of net sales. This increase is primarily due to unfavorable foreign currency translation during the three months ended August 31, 2010 and acquisitions subsequent to the Merger.

Interest Expense

Interest expense was $126.8 million for the three months ended August 31, 2010, compared to interest expense of $131.5 million for the three months ended August 31, 2009. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding debt of 8.07% for the three months ended August 31, 2010 compared to 8.25% for the three months ended August 31, 2009.

Other (Income) Expense

Other (income) expense was income of $1.8 million for the three months ended August 31, 2010, compared to income of $4.3 million for the three months ended August 31, 2009. The decrease in other income for the three months ended August 31, 2010 primarily related to a decrease in currency transaction gains of $1.7 million. The currency transaction gains related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. dollar on intercompany inventory purchases.

Benefit from Income Taxes

The effective income tax rate increased to 67.8% for the three months ended August 31, 2010 compared to 52.6% for the three months ended August 31, 2009. Our effective tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S. Also, the August 31, 2010 effective tax rate includes the discrete impact of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2010.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the three months ended August 31, 2010 and 2009.

(in millions)	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
Net cash from (used in):
Operating activities	$131.3	$55.5
Investing activities	(42.3)	(54.7)
Financing activities	(9.2)	9.3
Effect of exchange rate changes on cash	5.1	0.7

Change in cash and cash equivalents	$84.9	$10.8

For the Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009

Our cash and cash equivalents was $274.0 million as of August 31, 2010 compared to $226.4 million as of August 31, 2009. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $131.3 million for the three months ended August 31, 2010, compared to cash flows provided of $55.5 million for the three months ended August 31, 2009. Cash generated by operating activities continues to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the three months ended August 31, 2010 included a net loss of $17.8 million, offset by non-cash amounts of $101.7 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash provided by working capital of $47.4 million. This compares to the three months ended August 31, 2009 which included a net loss of $22.8 million, offset by non-cash amounts of $96.9 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used in working capital of $18.6 million. The increase in cash provided by operating activities of $75.8 million is primarily due to working capital improvement initiatives and the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

Investing Cash Flows

Net cash used in investing activities was $42.3 million for the three months ended August 31, 2010 and $54.7 million for the three months ended August 31, 2009. Net cash used in investing activities for the three months ended August 31, 2010 and 2009 primarily related to capital expenditures of $36.5 million and $53.9 million, respectively. This decrease in capital expenditures is due to a concentrated effort to better manage cash flow in a lower than expected sales growth environment by delaying certain capital investments.

Financing Cash Flows

Net cash used in financing activities was $9.2 million for the three months ended August 31, 2010, compared to net cash provided by financing activities of $9.3 million for the three months ended August 31, 2009. Net cash used in financing activities for the three months ended August 31, 2010 primarily related to required payments under the senior secured credit facility of $8.5 million. Net cash provided by financing activities for the three months ended August 31, 2009 primarily related to proceeds under the revolving credit facilities of $20.1 million, partially offset by required payments under the senior secured credit facility of $8.9 million.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns (“turns”). The following is a summary of our DSO and turns.

	August 31, 2010	May 31, 2010
Days Sales Outstanding	61.1	58.8
Inventory Turns	1.54	1.59

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. The increase in DSO is primarily due to lower sales during the three months ended August 31, 2010 compared to our fourth fiscal quarter ended May 31, 2010.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including senior secured term loan facilities and a senior secured cash flow revolving credit facility, and a senior secured asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our asset-based revolving facility as of August 31, 2010. Our senior secured term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of August 31, 2010, required principal payments of $34.5 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at August 31, 2010 was $826.3 million, which is net of the amount that will not be funded by subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the senior secured asset-based revolving facility.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, income taxes and valuation of purchased in-process research and development. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2010.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our annual report on Form 10-K for the fiscal year ended May 31, 2010. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2010, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

                 The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors”

in our Annual Report on Form 10-K for the year ended May 31, 2010 and this Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other income (expense). Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at August 31, 2010 was $13.1 million. There was no material gain or loss on the forward currency exchange contracts during the three months ended August 31, 2010.

There have been no other material changes from the information about market risk provided in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 4.	Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2010. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of August 31, 2010.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 1A.	Risk Factors

As of August 31, 2010, other than the risk factors listed below, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

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

In general, the development, testing, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, we are required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a complex set of laws and regulations governing Medicare and Medicaid reimbursement and health care fraud and abuse laws, with these laws and regulations being subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

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

                 On July 28, 2010, we received a warning letter from the U.S. Food and Drug Administration (“FDA”) regarding the Signature™ Personalized Patient Care system, alleging that we do not have appropriate clearance or approval to market the system in the United States. While we believe that the Company has been legally marketing the Signature™ Personalized Patient Care system, which is manufactured by Materialise, the FDA has informed us that it does not agree with our position. In September 2010, we met with the FDA and we have agreed on a course of corrective action. An additional 510(k) application for our Signature™ Personalized Patient Care System was submitted to the FDA on September 27, 2010. During the FDA’s review of the 510(k), Biomet will cease all promotional activities regarding the system as well as sales to new customers in the United States. Notwithstanding these restrictions, however, based on discussions with the FDA, we will rely on the FDA’s enforcement discretion to continue to support and provide products to our current users of the Signature™ Personalized Patient Care System while we expeditiously pursue clearance of our 510(k) application.

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

In September 2010, we received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice – Civil Division pursuant to the False Claims Act. The CID requests that we provide documents and testimony related to allegations that we and OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee™ knee replacement system. We are currently in the process of evaluating the scope of the CID and our response. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

BIOMET, INC.

Date: October 15, 2010	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: October 15, 2010	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002