Form 10-Q
period 2010-11-30
BIOMET INC
filed 2011-01-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended November 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number 001-15601

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

(574) 267-6639

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 30, 2010, there was no established public trading market for any of the common stock of the registrant. As of November 30, 2010, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions)

	(Unaudited) November 30, 2010	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$228.6	$189.1
Accounts receivable, net	475.4	452.5
Income tax receivable	6.7	19.2
Inventories	571.4	507.3
Deferred income taxes	56.6	64.3
Prepaid expenses and other	95.3	72.6

Total current assets	1,434.0	1,305.0
Property, plant and equipment, net	636.3	622.0
Investments	11.4	23.3
Intangible assets, net	5,131.6	5,190.3
Goodwill	4,800.8	4,707.5
Other assets	109.7	120.9

Total assets	$12,123.8	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion long-term debt	$36.4	$35.6
Accounts payable	91.8	86.3
Accrued interest	63.6	70.2
Accrued wages and commissions	97.3	111.3
Other accrued expenses	220.2	215.1

Total current liabilities	509.3	518.5
Long-term liabilities:
Long-term debt, net of current portion	5,909.7	5,860.9
Deferred income taxes	1,648.1	1,674.9
Other long-term liabilities	188.0	181.2

Total liabilities	8,255.1	8,235.5
Shareholder’s equity:
Contributed and additional paid-in capital	5,613.5	5,605.1
Accumulated deficit	(1,786.4)	(1,761.0)
Accumulated other comprehensive income (loss)	41.6	(110.6)

Total shareholder’s equity	3,868.7	3,733.5

Total liabilities and shareholder’s equity	$12,123.8	$11,969.0

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended November 30,		(Unaudited) Six Months Ended November 30,
	2010	2009	2010	2009
Net sales	$698.3	$695.6	$1,339.0	$1,325.7
Cost of sales	207.5	213.6	401.5	398.9

Gross profit	490.8	482.0	937.5	926.8

Selling, general and administrative expense	260.6	267.4	512.5	513.4
Research and development expense	29.6	25.2	59.5	50.1
Amortization	94.8	95.3	190.0	190.1

Operating income	105.8	94.1	175.5	173.2

Interest expense	122.9	130.1	249.7	261.6
Other (income) expense	(3.9)	(10.6)	(5.7)	(14.9)

Other (income) expense, net	119.0	119.5	244.0	246.7

Loss before income taxes	(13.2)	(25.4)	(68.5)	(73.5)

Benefit from income taxes	(5.6)	(18.2)	(43.1)	(43.5)

Net loss	$(7.6)	$(7.2)	$(25.4)	$(30.0)

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Six Months Ended November 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(25.4)	$(30.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	276.2	279.6
Amortization of deferred financing costs	5.7	5.6
Stock-based compensation expense	9.4	9.5
Recovery of doubtful accounts receivable	(1.6)	(5.8)
Gain on investments	(2.6)	(1.2)
Property, plant and equipment impairment charge	0.6	—
Provision for inventory obsolescence	7.0	8.8
Deferred income taxes	(54.4)	(77.8)
Loss on extinguishment of debt	1.2	—
Other	(19.5)	5.1
Changes in operating assets and liabilities:
Accounts receivable	(1.5)	(27.7)
Inventories	(51.5)	(31.9)
Prepaid expenses	(1.7)	(6.2)
Accounts payable	2.4	(9.1)
Income taxes	7.2	22.9
Accrued interest	(6.6)	(0.6)
Accrued expenses and other	6.5	(60.1)

Net cash provided by operating activities	151.4	81.1
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	11.7	2.5
Net proceeds from sale of property and equipment	4.8	—
Capital expenditures	(88.8)	(106.0)
Acquisitions, net of cash acquired	(16.4)	(9.0)

Net cash used in investing activities	(88.7)	(112.5)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	0.1	20.1
Payments under revolving credit agreements	(1.1)	(68.0)
Payments under senior secured credit facility	(17.2)	(17.9)
Repurchases of senior notes	(11.2)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.0)	(1.1)

Net cash used in financing activities	(30.4)	(66.9)
Effect of exchange rate changes on cash	7.2	0.3

Increase (decrease) in cash and cash equivalents	39.5	(98.0)
Cash and cash equivalents, beginning of period	189.1	215.6

Cash and cash equivalents, end of period	$228.6	$117.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$250.8	$257.1
Income taxes	$17.7	$6.4

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and six month periods ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2010	May 31, 2010
Raw materials	$94.1	$69.1
Work-in-process	51.2	43.6
Finished goods	426.1	394.6

Total inventories	$571.4	$507.3

Note 3—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Depreciation on instruments is included within cost of sales. Maintenance and repairs on property, plant and equipment are expensed as incurred.

Property, plant and equipment consisted of the following:

(in millions)	November 30, 2010	May 31, 2010
Land and land improvements	$45.8	$45.7
Buildings and leasehold improvements	121.4	124.1
Machinery and equipment	322.0	283.3
Instruments	495.0	420.6
Construction in progress	25.1	29.4

Total property, plant and equipment	1,009.3	903.1
Accumulated depreciation	(373.0)	(281.1)

Total property, plant and equipment, net	$636.3	$622.0

The Company recorded a property, plant and equipment impairment charge of $0.6 million within selling, general and administrative expense during the three months ended August 31, 2010, relating to the sale of an office facility located in Parsippany, New Jersey. During November 2010, the Company completed the sale of this facility for $4.8 million in net proceeds.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 4—Investments.

At November 30, 2010, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$1.2	$—	$—	$1.2
Equity securities	0.5	—	(0.1)	0.4
Money market funds	9.5	—	—	9.5
Other	0.3	—	—	0.3

Total investments	$11.5	$—	$(0.1)	$11.4

At May 31, 2010, the Company’s investment securities were classified as follows:

		Unrealized		Fair
(in millions)	Amortized Cost	Gains	Losses	Value
Available-for-sale:
Debt securities	$5.2	$2.4	$—	$7.6
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	—	0.7
Money market funds	9.5	—	—	9.5
Other	5.1	—	—	5.1

Total investments	$21.0	$2.4	$(0.1)	$23.3

The Company recorded proceeds on the sale of securities of $7.9 million and $11.7 million for the three and six months ended November 30, 2010, respectively, and $0.9 million and $2.5 million for the three and six months ended November 30, 2009, respectively. The Company recorded a realized gain of $2.6 million for the three and six months ended November 30, 2010, and $0.4 million and $1.2 million for the three and six months ended November 30, 2009, respectively, that is included in other (income) expense. The Company’s debt securities at November 30, 2010 all have maturities greater than 1 year.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill as of November 30, 2010 and May 31, 2010 was $4,800.8 million and $4,707.5 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the strengthening of the euro against the U.S. dollar.

The Company uses an accelerated method for amortizing the customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The remaining finite lived intangibles are amortized on a straight line basis. The change in intangible assets reflects foreign currency fluctuations, primarily the strengthening of the euro against the U.S. dollar, as well as amortization.

Intangible assets consisted of the following at November 30, 2010 and May 31, 2010:

	November 30, 2010			May 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,092.6	$(363.7)	$1,728.9	$2,087.4	$(308.9)	$1,778.5
Completed technology	664.9	(160.2)	504.7	664.9	(135.3)	529.6
Product trade names	183.6	(35.4)	148.2	183.6	(29.6)	154.0
Customer relationships	2,942.6	(685.5)	2,257.1	2,935.4	(583.7)	2,351.7
Non-compete contracts	4.6	(1.7)	2.9	4.6	(1.2)	3.4

Sub-total	5,888.3	(1,246.5)	4,641.8	5,875.9	(1,058.7)	4,817.2
Corporate trade names	397.6	—	397.6	397.6	—	397.6
In-process research & development	2.2	—	2.2	—	—	—
Currency translation	106.0	(16.0)	90.0	(33.7)	9.2	(24.5)

Total	$6,394.1	$(1,262.5)	$5,131.6	$6,239.8	$(1,049.5)	$5,190.3

Expected amortization expense for the intangible assets stated above for the years ending May 31, 2011 through 2015 is $366.9 million, $359.7 million, $351.1 million, $340.8 million, and $328.0 million, respectively.

Cytosol Acquisition

On June 30, 2010, the Company completed the acquisition of substantially all the assets of Cytosol Laboratories, Inc. (“Cytosol”), located in Braintree, Massachusetts, a market leader in production of small volume anticoagulants. Cytosol was founded in 1968 to develop anticoagulants and other products to aid in the processing of blood components. The acquired business has three proprietary products with new drug application approvals: TriCitrasol®, noClot-50® and Rejuvesol® products. TriCitrasol® is used for anticoagulation during granulocytapheresis, noClot-50® is used as an anticoagulant in extracorporeal blood processing in the preparation of platelet rich plasma, and Rejuvesol® is used for the rejuvenation of stored, frozen red blood cells prior to transfusion. The purchase price of $8.7 million was paid on June 30, 2010. The acquisition did not have a material effect on the Company’s net sales or operating income for the three or six months ended November 30, 2010. The purchase price was primarily allocated to identifiable intangible assets based on their estimated fair values at the acquisition date. The fair value assigned to the identifiable intangibles was determined using the income approach. The purchase price allocation was based upon a preliminary valuation and is subject to change during the measurement period as the valuation is finalized.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Debt.

The terms and carrying value of each debt instrument at November 30, 2010 and May 31, 2010 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2010		May 31, 2010
Debt Instruments
European facilities	No Maturity Date	Primarily	EUR		€4.4		€5.1
		Euribor + 1.90%			$5.8		$6.3
Term loan facility	March 25, 2015	Libor + 3.00%	USD		$2,269.8		$2,281.5
Term loan facility	March 25, 2015	Libor + 3.00%	EUR		€848.8		€853.1
					$1,119.8		$1,047.3
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	USD		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.25%	USD		$—		$—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$771.0
Senior PIK toggle notes	October 15, 2017	10 3/8% /11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$3.7		$4.4

Total debt					$5,946.1		$5,896.5

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of November 30, 2010 was 0.29%. The euro term loan had a 3-month LIBOR rate of 0.82% as of November 30, 2010. The term loan facilities require quarterly principal payments equal to one quarter percent (0.25%) of the original principal balance (equal payments each calendar quarter). Such payments commenced on the last business day of December 2007, and will continue on the last business day of each calendar year quarter for the remaining outstanding principal due on the maturity date. The Company made required payments of $5.8 million on June 30, 2010 and $5.9 million on September 30, 2010 for the U.S. dollar-denominated term loan facility. Required payments of $2.7 million on June 30, 2010 and $2.8 million on September 30, 2010 were made for the euro-denominated term loan facility. There were no borrowings under the asset-based revolving credit facility as of November 30, 2010. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances for disclosure purposes, the Company used a currency conversion rate of 1 euro to $1.3193 and $1.2276, which represents the currency exchange rate from euros to U.S. dollars on November 30, 2010 and May 31, 2010, respectively.

During the three months ended November 30, 2010, the Company repurchased certain 10% senior cash pay notes having a par value of $10.0 million. The Company paid $11.2 million to settle the transaction and retire the debt on November 3, 2010, which included a loss on the extinguishment of the debt of $1.2 million recorded in other (income) expense. In conjunction with this transaction, the Company wrote off debt financing costs of $0.1 million and premium on notes of $0.3 million.

During November 2010, Barclays Bank PLC assumed the $19.3 million asset-based revolving credit facility commitment previously held by Lehman Brothers Holding Inc, which is included in our available debt facilities. Our revolving borrowing base available under all debt facilities at November 30, 2010 was $847.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving facility.

As of November 30, 2010, $51.1 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

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

•

Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurements are principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period at fair value. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that were recognized or disclosed at fair value in the Company’s financial statements at November 30, 2010.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at November 30, 2010 and May 31, 2010:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	November 30, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1.4	$—	$1.4	$—
Money market funds	9.5	9.5	—	—
Foreign currency exchange contracts	0.3	—	0.3	—
Other	0.5	0.2	—	0.3

Total assets	$11.7	$9.7	$1.7	$0.3

Liabilities:
Interest rate swaps	$124.7	$—	$124.7	$—
Foreign currency exchange contracts	0.2	—	0.2	$—

Total liabilities	$124.9	$—	$124.9	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	May 31, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.6	$—	$2.6	$—
Auction-rate securities	5.5	—	—	5.5
Money market funds	64.5	64.5	—	—
Other	5.7	4.7	0.8	0.2

Total assets	$78.3	$69.2	$3.4	$5.7

Liabilities:
Interest rate swaps	$129.9	$—	$129.9	$—

Total liabilities	$129.9	$—	$129.9	$—

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of November 30, 2010 and May 31, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) as of November 30, 2010 and May 31, 2010:

(in millions)
Balance at June 1, 2009	$22.7
Total net gains included in earnings	4.3
Total unrealized gains included in other comprehensive income	2.6
Total proceeds from sale of available-for-sale securities	(23.9)

Balance at May 31, 2010	5.7
Total net gains included in earnings	2.6
Total unrealized gains included in other comprehensive income	(2.5)
Total proceeds from sale of available-for-sale securities	(5.5)

Balance at November 30, 2010	$0.3

The estimated fair value of the Company’s long-term debt, including the current portion, at November 30, 2010 was $6,188.8 million, compared to a carrying value of $5,946.1 million, and was $6,060.8 million, compared to a carrying value of $5,896.5 million at May 31, 2010. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. The fair value of pension plan assets was $90.1 million and $82.1 million at November 30, 2010 and May 31, 2010, respectively. These assets are valued in active liquid markets.

The carrying value of the Company’s other financial assets and liabilities on the balance sheet approximate fair value at November 30, 2010 and May 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended November 30, 2010 and November 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. In order to mitigate the currency exposure related to debt service under the Company’s debt facilities, the Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million at September 25, 2007). As of November 30, 2010, the Company’s net investment in European subsidiaries totaled €2,064.8 million ($2,724.0 million) and the outstanding principal balance of the euro term loan was €848.8 million ($1,119.8 million). The difference of €1,216.0 million ($1,604.2 million) remained unhedged as of November 30, 2010. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount under hedges determined to be ineffective is recorded as other (income) expense in the statement of operations.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2010, the Company had a swap liability of $124.7 million, which consisted of $68.4 million short term, and $59.7 million long term, partially offset by a $3.4 million credit valuation adjustment. As of May 31, 2010, the Company had a swap liability of $129.9 million, which consisted of $64.9 million short term, and $69.4 million long term, partially offset by a $4.4 million credit valuation adjustment. See the table below for a summary of our existing swap agreements.

(U.S. dollars and euros in millions)					Fair Value at November 30, 2010 Asset (Liability)	Fair Value at May 31, 2010 Asset (Liability)
Structure	Currency	Notional Amount	Effective Date	Termination Date
3 year	EUR	€75.0	September 25, 2007	September 25, 2010	$—	$(1.8)
3 year	EUR	50.0	March 25, 2008	March 25, 2011	(1.0)	(1.9)
4 year	EUR	75.0	September 25, 2007	September 25, 2011	(3.3)	(4.9)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(2.2)	(2.9)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(19.2)	(23.4)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(3.4)	(4.0)
3 year	USD	$195.0	September 25, 2007	September 25, 2010	—	(2.8)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(0.8)	(1.7)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(7.5)	(10.9)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(4.4)	(4.7)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(48.2)	(52.6)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(10.8)	(9.1)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(14.1)	(6.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(13.2)	(7.3)
Credit Valuation Adjustment					3.4	4.4

Total interest rate instruments					$(124.7)	$(129.9)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

The interest rate swaps are recorded in other accrued expenses and other long term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The table below summarizes the effective portion and ineffective portion of the Company’s interest rate swaps for the three months ended November 30, 2010:

(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Three Months Ended November 30, 2010 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended November 30, 2010
Interest rate swaps, net of tax	$12.4	Interest expense	$—	Other (income) expense	$—

The table below summarizes the effective portion and ineffective portion of the Company’s interest rate swaps for the six months ended November 30, 2010:

(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Six Months Ended November 30, 2010 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Six Months Ended November 30, 2010
Interest rate swaps, net of tax	$3.2	Interest expense	$—	Other (income) expense	$—

As of November 30, 2010, the effective interest rate, including the applicable lending margin, on 76.7% ($1,740.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.84% through the use of interest rate swaps. The effective interest rate on 51.3% (€435.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.29% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.25% and 3.76%, respectively. As of November 30, 2010, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.91%.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at November 30, 2010 was $27.3 million. As of November 30, 2010 the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis are assets of $0.3 million recorded in prepaid expenses and other and liabilities of $0.2 million recorded in other accrued expenses.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 9—Other Comprehensive Income (Loss).

Other comprehensive income (loss) includes net income (loss), currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of November 30, 2010, foreign investments were all permanent in nature.

Comprehensive income (loss) and the related components are included in the table below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2010	2009	2010	2009
Net loss	$(7.6)	$(7.2)	$(25.4)	$(30.0)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain (loss) on pension assets	9.7	(0.4)	(1.2)	(1.1)
Foreign currency translation adjustments	63.1	113.1	151.8	158.9
Unrealized gain (loss) on interest rate swaps	12.4	(12.7)	3.2	(7.5)
Unrealized gain (loss) on available-for-sale securities	(1.5)	1.5	(1.6)	1.7

Total other comprehensive income, net of tax	83.7	101.5	152.2	152.0

Total comprehensive income	$76.1	$94.3	$126.8	$122.0

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 10—Share-based Compensation and Stock Plans.

The Company expenses all share-based payments to employees, including stock options, based on their fair value over the required award service period. The Company’s share-based payments consist of stock options. For the Company’s non-employee distributors, share-based expense is recorded based on their fair value over the required service period.

Share-based compensation expense recognized was $4.3 million for the three months ended November 30, 2010 and 2009 and $9.4 million and $9.5 million for the six months ended November 30, 2010 and 2009, respectively.

Note 11—Income Taxes.

The Company applies guidance issued by the FASB for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax contingencies and the tax position taken, or expected to be taken, in a tax return. The Company records the liability for unrecognized tax benefits (“UTBs”) as a long-term liability.

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

The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for the years ended May 31, 2007 and 2008. The remainder of this examination is expected to be completed in calendar year 2011. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2002, as well as May 31, 2005 and May 31, 2006.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. During the three and six months ended November 30, 2010, the gross amount of UTBs increased by approximately $2.2 million and $10.8 million, respectively, as a result of tax positions taken relating to current and prior years. During the three and six months ended November 30, 2010, the gross amount of our UTBs decreased by approximately $6.1 million (plus accrued interest) primarily related to the effective settlement of tax examinations. Substantially all of the Company’s UTBs as of November 30, 2010, if recognized, would affect its effective tax rate. The Company does not expect any significant changes to its UTBs during the next twelve months.

The Company’s effective income tax rate was 42.4% and 62.9% for the three and six months ended November 30, 2010, respectively, compared to 71.7% and 59.2% for the three and six months ended November 30, 2009, respectively. The primary factor in determining the Company’s effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. The Company’s effective tax rate was higher than the statutory tax rates because the Company was in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rates. Also, the effective tax rate for the three and six months ended November 30, 2010 includes the impact of discrete items such as effective settlement of uncertain tax positions and the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2010.

Puerto Rico Tax Legislation

On October 25, 2010, the government of Puerto Rico passed legislation that established a new excise tax on the purchases of products manufactured in Puerto Rico, effective January 1, 2011. Management is currently evaluating the new legislation and its potential financial impact on the Company.

United States Tax Legislation

Congress approved and President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted December 17, 2010. This legislation includes temporary extensions of several business tax incentives, including the research and experimentation tax credit, the New Markets Tax Credit, 15-year straight-line cost recovery for qualified leasehold improvements, the exception for active financing income under Subpart F and look-through treatment of payments between related controlled foreign corporations. Because this legislation had not been enacted as of November 30, 2010, none of these extensions were applied in determining the Company’s annual effective tax rate (“AETR”) for the three and six months ended November 30, 2010. While management believes that the passage of this legislation will be favorable to the Company’s AETR in future reporting periods, at this time it is not practicable to quantify the financial statement impact of these legislative changes.

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

Net sales by product category were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009(1)	2010	2009(1)
Net sales by product:
Reconstructive	$540.5	$534.2	$1,018.9	$1,002.8
Fixation	56.3	58.1	115.7	119.2
Spinal	56.0	57.8	113.9	115.8
Other	45.5	45.5	90.5	87.9

Total	$698.3	$695.6	$1,339.0	$1,325.7

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $5.8 million and $11.6 million for the three and six months ended November 30, 2010, respectively. Fixation product net sales increased, and spine product net sales decreased, $1.1 million and $2.3 million for the three and six months ended November 30, 2010, respectively. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geographic segment were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2010	2009(1)	2010	2009(1)
Net sales by geographic segment:
United States	$416.9	$408.2	$836.0	$808.3
Europe	188.8	205.0	326.0	358.8
International	92.6	82.4	177.0	158.6

Total	$698.3	$695.6	$1,339.0	$1,325.7

(1)	Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $1.2 million and $2.2 million for the three and six months ended November 30, 2010, respectively. The current presentation aligns with how the Company presently manages and markets its products.

Long-term assets by geographic segment were as follows:

(in millions)	November 30, 2010	May 31, 2010
Long-term assets(1) by geographic segment:
United States	$7,371.9	$7,508.0
Europe	2,045.7	1,939.6
International	1,151.1	1,072.2

Total	$10,568.7	$10,519.8

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements.

Each of the Company’s existing wholly-owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee the Company’s senior secured cash flow facilities.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

Condensed Consolidating Balance Sheets

	November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$147.6	$81.0	$—	$228.6
Accounts receivable, net	—	239.7	235.7	—	475.4
Income tax receivable	—	5.7	1.0	—	6.7
Inventories	—	300.9	380.1	(109.6)	571.4
Deferred income taxes	—	51.9	4.7	—	56.6
Prepaid expenses and other	—	50.9	44.4	—	95.3

Total current assets	—	796.7	746.9	(109.6)	1,434.0
Property, plant and equipment, net	—	358.1	286.1	(7.9)	636.3
Investments	—	11.4	—	—	11.4
Investment in subsidiaries	9,872.6	—	—	(9,872.6)	—
Intangible assets, net	—	3,560.5	1,571.1	—	5,131.6
Goodwill	—	3,461.4	1,339.4	—	4,800.8
Other assets	—	64.4	45.3	—	109.7

Total assets	$9,872.6	$8,252.5	$3,988.8	$(9,990.1)	$12,123.8

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.9	$—	$1.5	$—	$36.4
Accounts payable	—	49.0	42.8	—	91.8
Accrued interest	63.6	—	—	—	63.6
Accrued wages and commissions	—	58.8	38.5	—	97.3
Other accrued expenses	—	154.5	65.7	—	220.2

Total current liabilities	98.5	262.3	148.5	—	509.3
Long-term debt, net of current portion	5,905.4	—	4.3	—	5,909.7
Deferred income taxes	—	1,195.7	452.4	—	1,648.1
Other long-term liabilities	—	150.0	38.0	—	188.0

Total liabilities	6,003.9	1,608.0	643.2	—	8,255.1
Shareholder’s equity	3,868.7	6,644.5	3,345.6	(9,990.1)	3,868.7

Total liabilities and shareholder’s equity	$9,872.6	$8,252.5	$3,988.8	$(9,990.1)	$12,123.8

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$103.5	$85.6	$—	$189.1
Accounts receivable, net	—	248.7	203.8	—	452.5
Income tax receivable	—	18.7	0.5	—	19.2
Inventories	—	288.7	283.2	(64.6)	507.3
Deferred income taxes	—	48.6	15.7	—	64.3
Prepaid expenses and other	—	34.5	38.1	—	72.6

Total current assets	—	742.7	626.9	(64.6)	1,305.0
Property, plant and equipment, net	—	374.1	253.8	(5.9)	622.0
Investments	—	23.3	—	—	23.3
Investment in subsidiaries	9,693.9	—	—	(9,693.9)	—
Intangible assets, net	—	3,678.5	1,511.8	—	5,190.3
Goodwill	—	3,461.4	1,246.1	—	4,707.5
Other assets	—	70.5	50.4	—	120.9

Total assets	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.1	$—	$1.5	$—	$35.6
Accounts payable	—	48.8	37.5	—	86.3
Accrued interest	70.2	—	—	—	70.2
Accrued wages and commissions	—	70.3	41.0	—	111.3
Other accrued expenses	—	167.3	47.8	—	215.1

Total current liabilities	104.3	286.4	127.8	—	518.5
Long-term debt	5,856.1	—	4.8	—	5,860.9
Deferred income taxes	—	1,216.3	458.6	—	1,674.9
Other long-term liabilities	—	147.6	33.6	—	181.2

Total liabilities	5,960.4	1,650.3	624.8	—	8,235.5
Shareholder’s equity	3,733.5	6,700.2	3,064.2	(9,764.4)	3,733.5

Total liabilities and shareholder’s equity	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Condensed Consolidating Statements of Operations

	Three Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$432.4	$265.9	$—	$698.3
Cost of sales	—	132.4	152.4	(77.3)	207.5

Gross margin	—	300.0	113.5	77.3	490.8
Operating expenses	—	248.9	136.1	—	385.0

Operating income (loss)	—	51.1	(22.6)	77.3	105.8
Other (income) expense, net	123.6	(2.0)	(2.6)	—	119.0

Income (loss) before income taxes	(123.6)	53.1	(20.0)	77.3	(13.2)
Tax expense (benefit)	(31.7)	13.8	(3.0)	15.3	(5.6)
Equity in earnings of subsidiaries	84.3	—	—	(84.3)	—

Net income (loss)	$(7.6)	$39.3	$(17.0)	$(22.3)	$(7.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	Three Months Ended November 30, 2009
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$424.9	$270.7	$—	$695.6
Cost of sales	—	120.1	139.0	(45.5)	213.6

Gross margin	—	304.8	131.7	45.5	482.0
Operating expenses	—	248.1	139.8	—	387.9

Operating income (loss)	—	56.7	(8.1)	45.5	94.1
Other (income) expense, net	129.4	(1.0)	(8.9)	—	119.5

Income (loss) before income taxes	(129.4)	57.7	0.8	45.5	(25.4)
Tax expense (benefit)	(46.7)	20.8	0.2	7.5	(18.2)
Equity in earnings of subsidiaries	75.5	—	—	(75.5)	—

Net income (loss)	$(7.2)	$36.9	$0.6	$(37.5)	$(7.2)

	Six Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$862.7	$476.3	$—	$1,339.0
Cost of sales	—	257.0	251.6	(107.1)	401.5

Gross margin	—	605.7	224.7	107.1	937.5
Operating expenses	—	503.0	259.0	—	762.0

Operating income (loss)	—	102.7	(34.3)	107.1	175.5
Other (income) expense, net	249.0	(3.3)	(1.7)	—	244.0

Income (loss) before income taxes	(249.0)	106.0	(32.6)	107.1	(68.5)
Tax expense (benefit)	(79.4)	33.8	(4.9)	7.4	(43.1)
Equity in earnings of subsidiaries	144.2	—	—	(144.2)	—

Net income (loss)	$(25.4)	$72.2	$(27.7)	$(44.5)	$(25.4)

	Six Months Ended November 30, 2009
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$839.8	$485.9	$—	$1,325.7
Cost of sales	—	243.0	238.7	(82.8)	398.9

Gross margin	—	596.8	247.2	82.8	926.8
Operating expenses	—	493.3	260.3	—	753.6

Operating income (loss)	—	103.5	(13.1)	82.8	173.2
Other (income) expense, net	260.6	(1.7)	(12.2)	—	246.7

Income (loss) before income taxes	(260.6)	105.2	(0.9)	82.8	(73.5)
Tax expense (benefit)	(96.5)	38.9	(0.1)	14.2	(43.5)
Equity in earnings of subsidiaries	134.1	—	—	(134.1)	—

Net income (loss)	$(30.0)	$66.3	$(0.8)	$(65.5)	$(30.0)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(26.8)	$198.2	$24.8	$(44.8)	$151.4
Cash flows provided by (used in) investing activities	56.2	(154.1)	(35.6)	44.8	(88.7)
Cash flows provided by (used in) financing activities	(29.4)	—	(1.0)	—	(30.4)
Effect of exchange rate changes on cash	—	—	7.2	—	7.2

Increase (decrease) in cash and cash equivalents	—	44.1	(4.6)	—	39.5
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$147.6	$81.0	$—	$228.6

	Six Months Ended November 30, 2009
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(25.4)	$129.4	$42.6	$(65.5)	$81.1
Cash flows provided by (used in) investing activities	44.4	(196.4)	(26.0)	65.5	(112.5)
Cash flows provided by (used in) financing activities	(19.0)	—	(47.9)	—	(66.9)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Increase (decrease) in cash and cash equivalents	—	(67.0)	(31.0)	—	(98.0)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$111.9	$5.7	$—	$117.6

Note 14—Restructuring.

The Company recorded $2.0 million and $3.9 million in employee severance costs during the three and six months ended November 30, 2010, primarily resulting from the commencement of the transition of our trauma hardware business from our Parsippany, New Jersey operations to our Warsaw, Indiana-based U.S. orthopedics division. These restructuring charges were recorded within cost of sales and selling, general and administrative expense. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:

Balance at May 31, 2010	$2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments(1)	0.1

Balance at August 31, 2010	3.8

Costs incurred and charged to expense	2.0
Costs paid or otherwise settled	(0.9)
Non-cash adjustments(1)	0.1

Balance at November 30, 2010	$5.0

(1)	Primarily related to foreign currency fluctuations on previously disclosed European restructuring.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Restructuring, Continued.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:

Balance at May 31, 2009	$5.6
Costs incurred and charged to expense	1.8
Costs paid or otherwise settled	(4.0)
Non-cash adjustments(1)	0.4

Balance at August 31, 2009	3.8

Costs incurred and charged to expense	1.6
Costs paid or otherwise settled	(0.9)
Non-cash adjustments(1)	0.3

Balance at November 30, 2009	$4.8

(1)	Primarily related to foreign currency fluctuations on previously disclosed European restructuring.

Payments related to severance and benefits are expected to be paid in full during the next 12 months.

Note 15—Contingencies.

U.S. Department of Justice Consulting Agreement Investigation

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

U.S. Department of Justice EBI Products Investigations and Other Matters

In February 2010, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and the Company’s Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. The Company is cooperating with the request of the Office of the Inspector General. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

U.S. Department of Justice Civil Division Investigation

In September 2010, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice – Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee® (a registered trademark of OtisMed) knee replacement system. The Company is currently producing responsive documents and is fully cooperating in the investigation. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties.

Transactions with the Sponsor Group

On December 18, 2006, the Company entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc. (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the Company’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At the Company’s special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger, and Parent acquired the Company on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, the Company became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions are referred to collectively as the “Transactions.”

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.6 million and $2.8 million for the three months ended November 30, 2010 and 2009, and $5.0 million and $5.5 million for the six months ended November 30, 2010 and 2009, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

Consulting Agreements

On January 14, 2010, the Company entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. A $0.1 million payment was made to Dr. Miller under the consulting agreement during the three months ended November 30, 2010.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of November 30, 2010, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

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

Periodically, the Company charters a plane indirectly owned by Dane A. Miller, Ph.D., through RAI Jets, LLC, for Biomet business related use. There were no payments made during the three and six months ended November 30, 2010 and 2009.

Capital Contributions and Share Repurchases

At the direction of Parent, the Company repurchased common shares of its parent company of $0.8 million and $0.5 million for the three months ended November 30, 2010 and 2009, respectively, and $1.0 million and $1.1 million for the six months ended November 30, 2010 and 2009, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions received for the three and six months ended November 30, 2010 and 2009.

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

Executive Overview

Our net sales were flat for the three months ended November 30, 2010 at $698.3 million, compared to $695.6 million for the three months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted reported net sales by $8.9 million, or 1%, with Europe reported net sales negatively impacted by $13.6 million, or 7%, and International reported net sales positively impacted by $4.6 million, or 5%. Global pricing was slightly negative with volume being favorable. The following represents key sales growth statistics for the three months ended November 30, 2010 compared to the three months ended November 30, 2009:

•	Reconstructive product sales increased 1% worldwide and 3% in the U.S.

•	Knee sales increased 2% worldwide and 3% in the U.S.

•	Hip sales decreased 1% worldwide and were flat in the U.S.

•	Extremity sales increased 21% worldwide and 36% in the U.S.

•	Dental sales increased 1% worldwide and decreased 2% in the U.S.

•	Fixation product sales decreased 3% worldwide and decreased 1% in the U.S.

•	Spinal product sales decreased 3% worldwide and were flat in the U.S.

Our operating income for the three months ended November 30, 2010 was $105.8 million, compared to $94.1 million for the three months ended November 30, 2009. This increase in operating income was primarily due to operational restructuring cost savings related to our operational improvement initiatives and a focus by management to tightly monitor discretionary expenses, partially offset by negative average selling prices and increased investment in product development.

Our interest expense for the three months ended November 30, 2010 was $122.9 million, compared to $130.1 million for the three months ended November 30, 2009, primarily due to a lower average interest rate on our outstanding floating rate debt.

Net cash provided by operating activities was $151.4 million for the six months ended November 30, 2010, as compared to net cash provided of $81.1 million for the six months ended November 30, 2009, with the current year result improving $70.3 million due to our working capital improvement initiatives and the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

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

We believe the global uncertainty or recessionary environment has impacted the year over year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the flat-to-low single digits. Because of this, management has taken, and will continue to take, precautionary measures to be able to manage expenses and capital expenditures more conservatively, especially if revenues are below those internally forecasted.

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

Outside of the United States, reimbursement systems vary significantly from country to country. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Many foreign markets, including Canada, and some European and Asian countries, have decreased reimbursement rates. Our ability to continue to sell certain products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates, which can decrease pricing and procedural volume.

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy, Portugal, Turkey and certain other members of the European Union, have deteriorated over the past eighteen months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of November 30, 2010, our orthopedic net accounts receivable in Greece, Italy, Spain, Portugal and Turkey totaled over $100.0 million. We have not experienced any significant cash losses in the current fiscal year with respect to the collection of our accounts receivable related to sales within these countries. However, during fiscal 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the recent proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds. These bonds are expected to be issued during our fiscal third quarter with an issue date in December 2010. As of January 12, 2011, we have received approximately $23.3 million (€17.9 million) in Greece bonds of an expected total of approximately $43.3 million (€33.3 million).

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

Results of Operations

Three Months Ended November 30, 2010 as Compared to the Three Months Ended November 30, 2009

(in millions, except percentages)	Three Months Ended November 30, 2010	Percentage of Net Sales	Three Months Ended November 30, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$698.3	100%	$695.6	100%	—%
Cost of sales	207.5	30	213.6	31	(3)

Gross profit	490.8	70	482.0	69	2
Selling, general and administrative expense	260.6	37	267.4	38	(3)
Research and development expense	29.6	4	25.2	4	17
Amortization	94.8	14	95.3	14	(1)

Operating income	105.8	15	94.1	13	12
Interest expense	122.9	18	130.1	19	(6)
Other (income) expense	(3.9)	(1)	(10.6)	(2)	(63)

Other (income) expense, net	119.0	17	119.5	17	—

Loss before income taxes	(13.2)	(2)	(25.4)	(4)	(48)
Benefit from income taxes	(5.6)	(1)	(18.2)	(3)	(69)

Net loss	$(7.6)	(1)%	$(7.2)	(1)%	6%

Sales

Net sales were $698.3 million for the three months ended November 30, 2010, and $695.6 million for the three months ended November 30, 2009. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended November 30, 2010	Percentage of Net Sales	Three Months Ended November 30, 2009(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$416.9	60%	$408.2	59%	2%
Europe	188.8	27	205.0	29	(8)
International(2)	92.6	13	82.4	12	12

Total	$698.3	100%	$695.6	100%	—%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $1.2 million for the three months ended November 30, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2010	Percentage of Net Sales	Three Months Ended November 30, 2009(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$540.5	77%	$534.2	77%	1%
Fixation	56.3	8	58.1	8	(3)
Spinal	56.0	8	57.8	8	(3)
Other	45.5	7	45.5	7	—

Total	$698.3	100%	$695.6	100%	—%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $5.8 million for the three months ended November 30, 2010. Fixation product net sales increased, and spine product net sales decreased, $1.1 million for the three months ended November 30, 2010. The current presentation aligns with how the Company presently manages and markets its products.

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the three months ended November 30, 2010 were $540.5 million, or 77% of net sales, representing a 1% increase compared to net sales of $534.2 million, or 77% of net sales, during the three months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $7.5 million, or 1%.

Our growth rates for global knee and hip product sales decelerated to low single digits during the three months ended November 30, 2010, compared to high single to low double digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy, increased deductibles and co-pays and the expiration of COBRA subsidies may have contributed to the deceleration of our growth rates.

Global knee product sales increased 2% worldwide and increased 3% in the United States during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Sales of the Vanguard® Complete Knee System, E1® antioxidant infused tibial bearings and Regenerex® porous titanium components were the key contributors to our second quarter knee sales.

Global hip product sales decreased 1% worldwide and were flat in the United States during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The primary contributors of net sales included the Ringloc® and Regenerex® RingLoc®+ Acetabular Systems, E1® Antioxidant Infused Technology Bearings, the Taperloc® Microplasty® Hip System and the Echo® Hip System.

Global extremity product sales increased 21% worldwide, with a 36% sales increase in the United States during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong growth for the extremity product category.

Dental sales increased 1% worldwide and decreased 2% in the United States during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our second quarter dental sales.

Fixation

Worldwide net sales of fixation products for the three months ended November 30, 2010 were $56.3 million, or 8% of net sales, representing a 3% decrease compared to net sales of $58.1 million, or 8% of net sales, during the three months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $0.4 million, or 1%. The remaining decrease was primarily due to a decrease in price which was partially offset by an increase in volume. The primary contributors of worldwide fixation net sales included the Biomet® PTN (Peritrochanteric Nail) System, the Phoenix™ product line of nail systems and the OptiLock® product line of plating systems.

Spinal

Worldwide net sales of spinal products for the three months ended November 30, 2010 were $56.0 million, or 8% of net sales, representing a 3% decrease compared to net sales of $57.8 million, also 8% of net sales, for the three months ended November 30, 2009. In addition, volume increases during the quarter were primarily offset by decreased pricing in the mid-single digits, with virtually no impact from fluctuations in foreign currency. The primary contributors of worldwide spinal net sales included the Polaris™ product line and the SpinalPak® II Spine Fusion Stimulator.

Other

Worldwide net sales of other products for the three months ended November 30, 2010 were $45.5 million, or 7% of net sales, compared to net sales of $45.5 million, also 7% of net sales, during the three months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $0.7 million, or 2%. The primary contributors of other product sales during the three months ended November 30, 2010 consisted of products from our sports medicine division, which reported double digit sales growth, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Gross Profit

Gross profit for the three months ended November 30, 2010 increased to $490.8 million, compared to gross profit for the three months ended November 30, 2009 of $482.0 million, or 70% and 69% of net sales, respectively. Gross profit for the three months ended November 30, 2010 was positively impacted by operational restructuring costs savings related to our operational improvement initiatives, partially offset by negative average selling prices.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended November 30, 2010 and 2009 was $260.6 million and $267.4 million, respectively, or 37% and 38% of net sales, respectively. Selling, general and administrative expenses were slightly down as a percentage of net sales primarily due to a focus by management to tightly monitor discretionary expenses.

Research and Development Expense

Research and development expense during the three months ended November 30, 2010 and 2009 was $29.6 million and $25.2 million, respectively, representing an increase of 40 basis points as a percentage of net sales. This increase in research and development expenses primarily related to our ongoing commitment to increase investment in product development. Higher clinical and regulatory costs due to increased FDA requirements also contributed to the increase in research and development expenses for the three months ended November 30, 2010.

Expenses during the three months ended November 30, 2010 primarily related to the following research and development projects from a product and technology perspective: continued patient specific technologies (Reconstructive-Knees and other joints), E1® Active Articulation, Taperloc® Complete System, OrthoPak® Electrical Stimulation Device and the Oxford® Microplasty® partial knee implant.

Amortization

Amortization expense for the three months ended November 30, 2010 was $94.8 million, or 14% of net sales, compared to $95.3 million for the three months ended November 30, 2009, also 14% of net sales.

Interest Expense

Interest expense was $122.9 million for the three months ended November 30, 2010, compared to interest expense of $130.1 million for the three months ended November 30, 2009. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding debt of 7.91% for the three months ended November 30, 2010 compared to 8.12% for the three months ended November 30, 2009.

Other (Income) Expense

Other (income) expense was income of $3.9 million for the three months ended November 30, 2010, compared to income of $10.6 million for the three months ended November 30, 2009. The decrease in other income for the three months ended November 30, 2010 primarily related to a decrease in currency transaction gains of $7.1 million as compared to the three months ended November 30, 2009. The currency transaction gains related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. dollar on intercompany inventory purchases.

Benefit from Income Taxes

The effective income tax rate decreased to 42.4% for the three months ended November 30, 2010 compared to 71.7% for the three months ended November 30, 2009. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. Our effective tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rates. Also, the November 30, 2010 effective tax rate includes the impact of discrete items such as effective settlement of uncertain tax positions and the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2010.

Six Months Ended November 30, 2010 as Compared to the Six Months Ended November 30, 2009

(in millions, except percentages)	Six Months Ended November 30, 2010	Percentage of Net Sales	Six Months Ended November 30, 2009	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,339.0	100%	$1,325.7	100%	1%
Cost of sales	401.5	30	398.9	30	1

Gross profit	937.5	70	926.8	70	1
Selling, general and administrative expense	512.5	38	513.4	39	—
Research and development expense	59.5	4	50.1	4	19
Amortization	190.0	14	190.1	14	—

Operating income	175.5	14	173.2	13	1
Interest expense	249.7	19	261.6	20	(5)
Other (income) expense	(5.7)	—	(14.9)	(1)	(62)

Other (income) expense, net	244.0	19	246.7	19	(1)

Loss before income taxes	(68.5)	(5)	(73.5)	(5)	(7)
Benefit from income taxes	(43.1)	(3)	(43.5)	(3)	(1)

Net loss	$(25.4)	(2)%	$(30.0)	(2)%	(15)%

Sales

Net sales were $1,339.0 million for the six months ended November 30, 2010, and $1,325.7 million for the six months ended November 30, 2009. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Six Months Ended November 30, 2010	Percentage of Net Sales	Six Months Ended November 30, 2009 (1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$836.0	63%	$808.3	61%	3%
Europe	326.0	24	358.8	27	(9)
International(2)	177.0	13	158.6	12	12

Total	$1,339.0	100%	$1,325.7	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $2.2 million for the six months ended November 30, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2010	Percentage of Net Sales	Six Months Ended November 30, 2009 (1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$1,018.9	76%	$1,002.8	76%	2%
Fixation	115.7	9	119.2	9	(3)
Spinal	113.9	9	115.8	9	(2)
Other	90.5	6	87.9	6	3

Total	$1,339.0	100%	$1,325.7	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $11.6 million for the six months ended November 30, 2010. Fixation product net sales increased, and spine product net sales decreased, $2.3 million for the six months ended November 30, 2010. The current presentation aligns with how the Company presently manages and markets its products.

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the six months ended November 30, 2010 were $1,018.9 million, or 76% of net sales, representing a 2% increase compared to net sales of $1,002.8 million, or 76% of net sales, during the six months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $15.0 million, or 1%.

Our growth rates for global knee and hip product sales decelerated to low single digits during the six months ended November 30, 2010, compared to high single to low double digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy, increased deductibles and co-pays and the expiration of COBRA subsidies, may have contributed to the deceleration of our growth rates.

Global knee product sales increased 3% worldwide and increased 4% in the United States during the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The key driver of global knee product sales was the Vanguard® Complete Knee System, with the E1® Antioxidant Infused Technology Tibial Bearings also contributing to sales growth. E1® Antioxidant Infused Technology Tibial Bearings provide Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability for improved wear characteristics.

Global hip product sales were flat worldwide, with a 2% sales increase in the United States during the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The primary drivers of the U.S. hip sales growth included the RingLoc® and Regenerex® RingLoc®+ Acetabular Systems, E1® Antioxidant Infused Technology Bearings, the Taperloc® Microplasty® Hip System and the Echo® Hip System.

Global extremity product sales increased 23% worldwide, with a 38% sales increase in the United States during the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The primary drivers of sales growth included the Comprehensive® Primary and Reverse Shoulder Systems and the Comprehensive® Fracture System.

Dental sales decreased 1% worldwide and were flat in the U.S. during the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our dental sales during the six months ended November 30, 2010.

Fixation

Worldwide net sales of fixation products for the six months ended November 30, 2010 were $115.7 million, or 9% of net sales, representing a 3% decrease compared to net sales of $119.2 million, or 9% of net sales, during the six months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $1.0 million, or 1%. The remaining decrease was primarily due to a decrease in price which was partially offset by an increase in volume. The primary contributors of worldwide fixation net sales included the Biomet® PTN (Peritrochanteric Nail) System, the Phoenix™ product line of nail systems and the OptiLock® product line of plating systems.

Spinal

Worldwide net sales of spinal products for the six months ended November 30, 2010 were $113.9 million, or 9% of net sales, representing a 2% decrease compared to net sales of $115.8 million, 9% of net sales, for the six months ended November 30, 2009. Sales of spinal products were flat due to increased sales of spine hardware and spinal stimulation products offset by decreased sales of orthobiologics products. In addition, volume increases during the quarter were primarily offset by decreased pricing in the mid-single digits, with virtually no impact from fluctuations in foreign currency. The primary contributors of worldwide spinal net sales included the Polaris™ product line and the SpinalPak® II Spine Fusion Stimulator.

Other

Worldwide net sales of other products for the six months ended November 30, 2010 were $90.5 million, or 6% of net sales, representing a 3% increase compared to net sales of $87.9 million, 6% of net sales, during the six months ended November 30, 2009. The effect of foreign currency fluctuations negatively impacted growth on a reported basis of this product category by $1.6 million or 2%. The primary contributors of other product sales during the six months ended November 30, 2010 consisted of products from our sports medicine division, which reported double digit sales growth, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Gross Profit

Gross profit for the six months ended November 30, 2010 increased to $937.5 million, compared to gross profit for the six months ended November 30, 2009 of $926.8 million, or 70% of net sales for both periods. Gross profit for the six months ended November 30, 2010 was negatively impacted by pricing pressures, offset by operational restructuring cost savings related to our operational improvement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended November 30, 2010 and 2009 was $512.5 million and $513.4 million, respectively, or 38% and 39% of net sales, respectively. Selling, general and administrative expenses were slightly down as a percentage of net sales primarily due to a focus by management to tightly monitor discretionary expenses.

Research and Development Expense

Research and development expense during the six months ended November 30, 2010 and 2009 was $59.5 million and $50.1 million, respectively, representing an increase of 50 basis points as a percentage of net sales. This increase in research and development expenses for the six months ended November 30, 2010 primarily related to our ongoing commitment to increase investment in product development. Higher clinical and regulatory costs due to increased FDA requirements also contributed to the increase in research and development expenses for the six months ended November 30, 2010.

Expenses during the six months ended November 30, 2010 primarily related to the following research and development projects from a product and technology perspective: continued patient specific technologies (Reconstructive-Knees and other joints), E1® Active Articulation, Taperloc® Complete System, OrthoPak® Electrical Stimulation Device and the Oxford® Microplasty® partial knee implant.

Amortization

Amortization expense for the six months ended November 30, 2010 was $190.0 million, or 14% of net sales, compared to $190.1 million for the six months ended November 30, 2009, also 14% of net sales.

Interest Expense

Interest expense was $249.7 million for the six months ended November 30, 2010, compared to interest expense of $261.6 million for the six months ended November 30, 2009. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding debt of 7.99% for the six months ended November 30, 2010, compared to 8.19% for the six months ended November 30, 2009.

Other (Income) Expense

Other (income) expense was income of $5.7 million for the six months ended November 30, 2010, compared to income of $14.9 million for the six months ended November 30, 2009. The decrease in other income for the six months ended November 30, 2010 primarily related to a decrease in currency transaction gains of $8.9 million as compared to the six months ended November 30, 2009. The currency transaction gains related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. dollar on intercompany inventory purchases.

Benefit from Income Taxes

The effective income tax rate increased to 62.9% for the six months ended November 30, 2010 compared to 59.2% for the six months ended November 30, 2009. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. Our effective tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rate. Also, the November 30, 2010 effective tax rate includes the impact of discrete items such as effective settlement of uncertain tax positions and the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2010.

Liquidity and Capital Resources

Cash Flows

Following is a summary of the cash flows by activity for the six months ended November 30, 2010 and 2009:

(in millions)	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Net cash provided by (used in):
Operating activities	$151.4	$81.1
Investing activities	(88.7)	(112.5)
Financing activities	(30.4)	(66.9)
Effect of exchange rate changes on cash	7.2	0.3

Change in cash and cash equivalents	$39.5	$(98.0)

For the Six Months Ended November 30, 2010 Compared to the Six Months Ended November 30, 2009

Our cash and cash equivalents was $228.6 million as of November 30, 2010, compared to $117.6 million as of November 30, 2009. We maintain our cash and investments in money market funds, certificates of deposit, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $151.4 million for the six months ended November 30, 2010, compared to cash flows provided of $81.1 million for the six months ended November 30, 2009. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the six months ended November 30, 2010 included a net loss of $25.4 million, offset by non-cash amounts of $222.0 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used by working capital of $45.2 million. This compares to the six months ended November 30, 2009 which included a net loss of $30.0 million, offset by non-cash amounts of $223.8 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used in working capital of $112.7 million. The increase in cash provided by operating activities of $70.3 million is primarily due to working capital improvement initiatives and the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

Investing Cash Flows

Net cash used in investing activities was $88.7 million for the six months ended November 30, 2010 and $112.5 million for the six months ended November 30, 2009. Net cash used in investing activities for the six months ended November 30, 2010 and 2009 primarily related to capital expenditures of $88.8 million and $106.0 million, respectively. This decrease in capital expenditures is due to a concentrated effort to better manage cash flow in a lower than expected sales growth environment by delaying certain capital investments without materially impacting our long-term sales growth potential.

Financing Cash Flows

Net cash used in financing activities was $30.4 million for the six months ended November 30, 2010, compared to net cash used in financing activities of $66.9 million for the six months ended November 30, 2009. Net cash used in financing activities for the six months ended November 30, 2010 primarily related to required payments under the term loan facilities of $17.2 million and repurchases of senior cash pay notes of $11.2 million. Net cash used in financing activities for the six months ended November 30, 2009 primarily related to payments under the European facilities of $68.0 million and required payments under the term loan facilities of $17.9 million. There were no amounts outstanding under our revolving credit facilities during the six months ended November 30, 2010.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns (“turns”). The following is a summary of our DSO and turns.

	November 30, 2010	May 31, 2010
Days Sales Outstanding	62.1	58.8
Inventory Turns	1.46	1.59

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. DSO tend to trend up between May and November given the cyclical nature of our business and this increase is fairly consistent with the cyclical trend in past years. The decrease in our inventory turns is primarily due to the decrease in our sales growth as well as additional inventory to support new orthopedic reconstructive products that are being introduced in the U.S. and Europe.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of November 30, 2010. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months. As of November 30, 2010, required principal payments of $34.9 million are due within the next twelve months related to our senior secured term loan facilities.

During November 2010, Barclays Bank PLC assumed the $19.3 million asset-based revolving credit facility commitment previously held by Lehman Brothers Holding Inc, which is included in our available debt facilities. Our revolving borrowing base available under all debt facilities at November 30, 2010 was $847.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving facility.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2010.

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

The results of operations for the three and six months ended November 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other income (expense). Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at November 30, 2010 was $27.3 million. There was no material gain or loss on the forward currency exchange contracts during the six months ended November 30, 2010.

There have been no other material changes from the information about market risk provided in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 4.	Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2010. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of November 30, 2010.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the six months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

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

As of November 30, 2010, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: January 14, 2011	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: January 14, 2011	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002