Form 10-Q
period 2011-02-28
BIOMET INC
filed 2011-04-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended February 28, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission File Number 001-15601

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

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

As of February 28, 2011, there was no established public trading market for any of the common stock of the registrant. As of February 28, 2011, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions)

	(Unaudited) February 28, 2011	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$287.7	$189.1
Accounts receivable, net	480.5	452.5
Investments	52.7	—
Income tax receivable	7.3	19.2
Inventories	591.6	507.3
Deferred income taxes	57.5	64.3
Prepaid expenses and other	97.2	72.6

Total current assets	1,574.5	1,305.0
Property, plant and equipment, net	646.0	622.0
Investments	36.7	23.3
Intangible assets, net	5,106.6	5,190.3
Goodwill	4,854.0	4,707.5
Other assets	80.1	120.9

Total assets	$12,297.9	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$36.9	$35.6
Accounts payable	83.1	86.3
Accrued interest	131.3	70.2
Accrued wages and commissions	87.3	111.3
Other accrued expenses	230.6	215.1

Total current liabilities	569.2	518.5
Long-term liabilities:
Long-term debt, net of current portion	5,948.1	5,860.9
Deferred income taxes	1,629.8	1,674.9
Other long-term liabilities	184.3	181.2

Total liabilities	8,331.4	8,235.5
Shareholder’s equity:
Contributed and additional paid-in capital	5,618.5	5,605.1
Accumulated deficit	(1,798.0)	(1,761.0)
Accumulated other comprehensive income (loss)	146.0	(110.6)

Total shareholder’s equity	3,966.5	3,733.5

Total liabilities and shareholder’s equity	$12,297.9	$11,969.0

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended February 28,		(Unaudited) Nine Months Ended February 28,
	2011	2010	2011	2010
Net sales	$678.0	$669.8	$2,017.0	$1,995.5
Cost of sales	208.1	194.7	609.6	593.6

Gross profit	469.9	475.1	1,407.4	1,401.9

Selling, general and administrative expense	252.9	256.1	765.4	769.5
Research and development expense	28.8	26.6	88.3	76.7
Amortization	93.3	92.3	283.3	282.4

Operating income	94.9	100.1	270.4	273.3

Interest expense	124.0	128.0	373.7	389.6
Other (income) expense	(3.0)	(4.0)	(8.7)	(18.9)

Other (income) expense, net	121.0	124.0	365.0	370.7

Loss before income taxes	(26.1)	(23.9)	(94.6)	(97.4)

Benefit from income taxes	(14.5)	(20.8)	(57.6)	(64.3)

Net loss	$(11.6)	$(3.1)	$(37.0)	$(33.1)

The accompanying notes are a part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Nine Months Ended February 28,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(37.0)	$(33.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	417.5	415.8
Amortization of deferred financing costs	8.4	8.5
Stock-based compensation expense	14.6	14.3
Recovery of doubtful accounts receivable	(3.9)	(9.8)
Gain on sale of investments	(4.9)	(3.0)
Property, plant and equipment impairment charge	0.6	—
Provision for inventory obsolescence	11.8	3.8
Deferred income taxes	(98.4)	(104.6)
Loss on extinguishment of debt	1.2	—
Other	(12.1)	9.1
Changes in operating assets and liabilities:
Accounts receivable	11.7	(13.8)
Inventories	(65.0)	(35.9)
Prepaid expenses	(8.4)	(7.4)
Accounts payable	(7.2)	(21.1)
Income taxes	14.0	19.6
Accrued interest	61.1	64.3
Accrued expenses and other	(0.8)	(53.7)

Net cash provided by operating activities	303.2	253.0
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	14.6	16.1
Purchases of investments	(44.3)	(13.3)
Net proceeds from sale of property and equipment	6.1	0.5
Capital expenditures	(133.9)	(146.9)
Acquisitions, net of cash acquired	(18.3)	(9.8)

Net cash used in investing activities	(175.8)	(153.4)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under revolving credit agreements	0.2	20.3
Payments under revolving credit agreements	(1.5)	(133.6)
Payments under senior secured credit facility	(25.9)	(27.0)
Repurchases of senior notes	(11.2)	(8.7)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.2)	(1.5)

Net cash used in financing activities	(39.6)	(150.5)
Effect of exchange rate changes on cash	10.8	2.7

Increase (decrease) in cash and cash equivalents	98.6	(48.2)
Cash and cash equivalents, beginning of period	189.1	215.6

Cash and cash equivalents, end of period	$287.7	$167.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$304.4	$316.9

Income taxes	$28.2	$21.5

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2010.

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

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	February 28, 2011	May 31, 2010
Raw materials	$91.8	$69.1
Work-in-process	51.5	43.6
Finished goods	448.3	394.6

Total inventories	$591.6	$507.3

Note 3—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of 3 to 30 years. Depreciation on instruments is included within cost of sales. Maintenance and repairs on property, plant and equipment are expensed as incurred.

Property, plant and equipment consisted of the following:

(in millions)	February 28, 2011	May 31, 2010
Land and land improvements	$46.1	$45.7
Buildings and leasehold improvements	122.2	124.1
Machinery and equipment	334.0	283.3
Instruments	532.3	420.6
Construction in progress	28.9	29.4

Total property, plant and equipment	1,063.5	903.1
Accumulated depreciation	(417.5)	(281.1)

Total property, plant and equipment, net	$646.0	$622.0

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 3—Property, Plant and Equipment, Continued.

The Company recorded a property, plant and equipment impairment charge of $0.6 million within selling, general and administrative expense during the three months ended August 31, 2010, relating to the sale of an office facility located in Parsippany, New Jersey. During November 2010, the Company completed the sale of this facility for $4.8 million in net proceeds.

The Company recorded a property, plant and equipment impairment charge of $6.6 million within cost of sales during the year ended May 31, 2010, relating to the closing of an office, manufacturing and warehouse facility located in Sjöbo, Sweden. During January 2011, the company completed the sale of these facilities for $1.2 million in net proceeds, with a loss of $0.1 million recorded within cost of sales during the three months ended February 28, 2011 in connection with the sale.

Note 4—Investments.

At February 28, 2011, the Company’s investments were classified as follows:

	Amortized Cost	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Debt securities	$0.5	$—	$—	$0.5
Equity securities	0.5	0.1	(0.2)	0.4
Money market funds	9.5	—	—	9.5
Time deposit	44.3	0.5	—	44.8
Greece bonds	33.8	0.1	—	33.9
Other investments	0.3	—	—	0.3

Total short-term and long-term investments	$88.9	$0.7	$(0.2)	$89.4

At May 31, 2010, the Company’s investments were classified as follows:

	Amortized Cost	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Debt securities	$5.2	$2.4	$—	$7.6
Equity securities	0.5	—	(0.1)	0.4
Mortgage-backed securities	0.7	—	—	0.7
Money market funds	9.5	—	—	9.5
Other investments	5.1	—	—	5.1

Total short-term and long-term investments	$21.0	$2.4	$(0.1)	$23.3

The Company recorded proceeds on the sales/maturities of investments of $2.9 million and $14.6 million for the three and nine months ended February 28, 2011, respectively, and $9.8 million and $16.1 million for the three and nine months ended February 28, 2010, respectively. The Company recorded a realized gain of $2.3 million and $4.9 million on the sales/maturities of investments for the three and nine months ended February 28, 2011, respectively, and $1.8 million and $3.0 million for the three and nine months ended February 28, 2010, respectively, that is included in other (income) expense.

The Company received $45.5 million face value zero coupon bonds from the Greece government as payment for the outstanding accounts receivable balance from 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill as of February 28, 2011 and May 31, 2010 was $4,854.0 million and $4,707.5 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the strengthening of the euro against the U.S. dollar.

The Company recorded $16.2 million of intangible assets related to acquisitions during the nine months ended February 28, 2011, primarily related to purchase of customer relationships and substantially all of the assets of Cytosol Laboratories, Inc (“Cytosol”) further described below.

The Company uses an accelerated method for amortizing the customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The remaining finite-lived intangibles are amortized on a straight line basis. The change in intangible assets reflects acquisitions, amortization, and foreign currency fluctuations, primarily the strengthening of the euro against the U.S. dollar, as well as amortization.

Intangible assets consisted of the following at February 28, 2011 and May 31, 2010:

	February 28, 2011			May 31, 2010
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$2,092.6	$(391.1)	$1,701.5	$2,087.4	$(308.9)	$1,778.5
Completed technology	664.9	(172.7)	492.2	664.9	(135.3)	529.6
Product trade names	183.7	(38.2)	145.5	183.6	(29.6)	154.0
Customer relationships	2,944.1	(734.4)	2,209.7	2,935.4	(583.7)	2,351.7
Non-compete contracts	4.6	(1.9)	2.7	4.6	(1.2)	3.4

Sub-total	5,889.9	(1,338.3)	4,551.6	5,875.9	(1,058.7)	4,817.2
Corporate trade names	397.6	—	397.6	397.6	—	397.6
In-process research & development	2.2	—	2.2	—	—	—
Currency translation	189.4	(34.2)	155.2	(33.7)	9.2	(24.5)

Total	$6,479.1	$(1,372.5)	$5,106.6	$6,239.8	$(1,049.5)	$5,190.3

Expected amortization expense for the intangible assets stated above for the years ending May 31, 2011 through 2015 is $368.4 million, $361.6 million, $353.0 million, $342.4 million, and $328.1 million, respectively.

Cytosol Acquisition

On June 30, 2010, the Company completed the acquisition of substantially all the assets of Cytosol, located in Braintree, Massachusetts, a market leader in production of small volume anticoagulants. Cytosol was founded in 1968 to develop anticoagulants and other products to aid in the processing of blood components. The acquired business has three proprietary products with new drug application approvals: TriCitrasol®, noClot-50® and Rejuvesol® products. TriCitrasol® is used for anticoagulation during granulocytapheresis, noClot-50® is used as an anticoagulant in extracorporeal blood processing in the preparation of platelet rich plasma, and Rejuvesol® is used for the rejuvenation of stored, frozen red blood cells prior to transfusion. The purchase price of $8.7 million was paid on June 30, 2010. The acquisition did not have a material effect on the Company’s net sales or operating income for the three or nine months ended February 28, 2011. The purchase price was primarily allocated to identifiable intangible assets based on their estimated fair values at the acquisition date. The fair value assigned to the identifiable intangibles was determined using the income approach. The purchase price allocation was based upon a preliminary valuation and is subject to change during the measurement period as the valuation is finalized.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Goodwill and Other Intangible Assets, Continued.

Impairment

The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the Financial Accounting Standards Board (“FASB”). The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified eight in total, to the fair value of these reporting units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing its annual goodwill test, certain corporate assets and liabilities are allocated to the individual reporting units. Assets and liabilities include an allocation of those corporate assets that relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

The Company determines the fair value of indefinite lived intangible assets, primarily tradenames, using the relief-from-royalty method, an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

If events or circumstances change, a determination is made by management to ascertain whether certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

As of February 28, 2011, the Company concluded that certain indicators were present that suggested impairment may exist for its Europe reporting unit’s goodwill and intangibles. The Europe reporting unit had goodwill of $659.6 million and intangibles of $811.9 million (consisting of $108.3 million of indefinite lived and $703.6 million of finite-lived) at February 28, 2011. The indicators of potential impairment in the Company’s Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for Europe at February 28, 2011. However, the preliminary result of this interim test of impairment for the Europe reporting unit’s goodwill and intangibles was inconclusive. The Company is currently completing its annual budget and strategic planning process and is continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. The Company will finalize the February 28, 2011 impairment tests during its fourth quarter of fiscal 2011.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Debt.

The terms and carrying value of each debt instrument at February 28, 2011 and May 31, 2010 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	February 28, 2011		May 31, 2010
Debt Instruments
European facilities	No Maturity Date	Primarily	EUR		€4.2		€5.1
		Euribor + 1.90%			$5.7		$6.3
Term loan facility	March 25, 2015	Libor + 3.00%	USD		$2,264.0		$2,281.5
Term loan facility	March 25, 2015	Libor + 3.00%	EUR		€846.6		€853.1
					$1,164.8		$1,047.3
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	USD		$—		$—
Cash flow revolving credit facility	September 25, 2013	Libor + 2.25%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	Libor + 1.25%	USD		$—		$—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$771.0
Senior PIK toggle notes	October 15, 2017	10 3/8%/11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$3.5		$4.4

Total debt					$5,985.0		$5,896.5

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of February 28, 2011 was 0.30%. The euro term loan had a 3-month LIBOR rate of 0.94% as of February 28, 2011. The Company’s term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months of the facilities. Through February 28, 2011, the total amount of required payments under our term loan facilities was $25.9 million. There were no borrowings under the asset-based revolving credit facility as of February 28, 2011. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.3758 and $1.2276, which represents the currency exchange rate from euros to U.S. dollars on February 28, 2011 and May 31, 2010, respectively.

During the nine months ended February 28, 2011, the Company repurchased certain 10% senior cash pay notes having a par value of $10.0 million. The Company paid $11.2 million to settle the transaction and retire the debt on November 3, 2010, which included a loss on the extinguishment of the debt of $1.2 million recorded in other (income) expense. In conjunction with this transaction, the Company wrote off debt financing costs of $0.1 million and premium on notes of $0.3 million.

Our revolving borrowing base available under all debt facilities at February 28, 2011 was $850.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility.

As of February 28, 2011, $48.3 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurements are principally applied to (1) financial assets and liabilities such as marketable equity securities and debt securities, (2) investments in equity and other securities, and (3) derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period at fair value. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

•

Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset-backed securities, certain mortgage-backed securities, time deposits, Greece Bonds, interest rate swaps, and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at February 28, 2011 and May 31, 2010:

	Fair Value at February 28, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$0.8	$—	$0.8	$—
Money market funds	9.5	9.5	—	—
Time deposit	44.8	—	44.8	—
Greece bonds	33.9	—	33.9	—
Other	0.4	0.2	—	0.2

Total assets	$89.4	$9.7	$79.5	$0.2

Liabilities:
Interest rate swaps	$102.1	$—	$102.1	$—
Foreign currency exchange contracts	0.2	—	0.2	—

Total liabilities	$102.3	$—	$102.3	$—

	Fair Value at May 31, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2.6	$—	$2.6	$—
Auction-rate securities	5.5	—	—	5.5
Money market funds	64.5	64.5	—	—
Other	5.7	4.7	0.8	0.2

Total assets	$78.3	$69.2	$3.4	$5.7

Liabilities:
Interest rate swaps	$129.9	$—	$129.9	$—

Total liabilities	$129.9	$—	$129.9	$—

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of February 28, 2011 and May 31, 2010, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) as of February 28, 2011 and May 31, 2010:

(in millions)
Balance at June 1, 2009	$22.7
Total net gains included in earnings	4.3
Total unrealized gains included in other comprehensive income	2.6
Total proceeds from sale of available-for-sale securities	(23.9)

Balance at May 31, 2010	5.7
Total net gains included in earnings	2.6
Total unrealized gains included in other comprehensive income	(2.6)
Total proceeds from sale of available-for-sale securities	(5.5)

Balance at February 28, 2011	$0.2

The estimated fair value of the Company’s long-term debt, including the current portion, at February 28, 2011 was $6,291.3 million, compared to a carrying value of $5,985.0 million, and was $6,060.8 million, compared to a carrying value of $5,896.5 million at May 31, 2010. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company’s pension plans. The fair value of pension plan assets was $96.7 million and $82.1 million at February 28, 2011 and May 31, 2010, respectively. These assets are valued in active liquid markets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended February 28, 2011 and February 28, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million at September 25, 2007). As of February 28, 2011, the Company’s net investment in European subsidiaries totaled €1,973.7 million ($2,715.4 million) and the outstanding principal balance of the euro term loan was €846.6 million ($1,164.8 million). The difference of €1,127.1 million ($1,550.6 million) remained unhedged as of February 28, 2011. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of February 28, 2011, the Company had a swap liability of $102.1 million, which consisted of $62.1 million short term, and $41.4 million long term, partially offset by a $1.4 million credit valuation adjustment. As of May 31, 2010, the Company had a swap liability of $129.9 million, which consisted of $64.9 million short term, and $69.4 million long term, partially offset by a $4.4 million credit valuation adjustment. The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions)					Fair Value at February 28, 2011 Asset (Liability)	Fair Value at May 31, 2010 Asset (Liability)
Structure	Currency	Notional Amount	Effective Date	Termination Date
3 year	EUR	€75.0	September 25, 2007	September 25, 2010	$—	$(1.8)
3 year	EUR	50.0	March 25, 2008	March 25, 2011	(0.5)	(1.9)
4 year	EUR	75.0	September 25, 2007	September 25, 2011	(2.5)	(4.9)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(1.7)	(2.9)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(15.2)	(23.4)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(2.6)	(4.0)
3 year	USD	$195.0	September 25, 2007	September 25, 2010	—	(2.8)
3 year	USD	110.0	March 25, 2008	March 25, 2011	(0.2)	(1.7)
4 year	USD	195.0	September 25, 2007	September 25, 2011	(5.4)	(10.9)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(3.8)	(4.7)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(42.4)	(52.6)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(9.3)	(9.1)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(10.4)	(6.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(9.5)	(7.3)
Credit valuation adjustment					1.4	4.4

Total interest rate instruments					$(102.1)	$(129.9)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three and nine months ended February 28, 2011:

(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Three Months Ended February 28, 2011 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three Months Ended February 28, 2011
Interest rate swaps, net of tax	$13.9	Interest expense	$—	Other (income) expense	$—

(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative for the Nine Months Ended February 28, 2011 (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Nine Months Ended February 28, 2011

Interest rate swaps, net of tax	$17.1	Interest expense	$—	Other (income) expense	$—

As of February 28, 2011, the effective interest rate, including the applicable lending margin, on 76.9% ($1,740.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.84% through the use of interest rate swaps. The effective interest rate on 51.4% (€435.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.29% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.26% and 3.83%, respectively. As of February 28, 2011, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.87%.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of February 28, 2011, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were liabilities of $0.2 million recorded in other accrued expenses.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 9—Other Comprehensive Income (Loss).

Other comprehensive income (loss) includes net loss, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of February 28, 2011, foreign investments were all essentially permanent in duration.

Comprehensive income (loss) and the related components for the three and nine months ended February 28, 2011 and 2010 are included in the table below:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(in millions)	2011	2010	2011	2010
Net loss	$(11.6)	$(3.1)	$(37.0)	$(33.1)
Other comprehensive income (loss), net of tax:
Unrecognized actuarial gain (loss) on pension assets	0.1	2.1	(1.1)	1.0
Foreign currency translation adjustments	89.9	(118.7)	241.7	40.2
Unrealized gain (loss) on interest rate swaps	13.9	10.0	17.1	2.5
Unrealized gain (loss) on available-for-sale securities	0.5	0.1	(1.1)	1.8

Total other comprehensive income, net of tax	104.4	(106.5)	256.6	45.5

Total comprehensive income (loss)	$92.8	$(109.6)	$219.6	$12.4

Note 10—Share-based Compensation and Stock Plans.

The Company expenses all share-based payments to employees and non-employee distributors, including stock options and restricted stock units, based on the grant date fair value over the required award service period. Share-based compensation expense recognized for the three months ended February 28, 2011 and 2010 was $5.2 million and $4.8 million, respectively, and $14.6 million and $14.3 million for the nine months ended February 28, 2011 and 2010, respectively.

The Company adopted and approved a Restricted Stock Unit Plan effective January 1, 2011. The purpose of the Plan is to provide executives and certain key employees with the opportunity to receive stock-based performance incentives to retain qualified individuals and to align their interests with the interests of the stockholders. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Plan is 4,000,000, subject to adjustment as described in the Plan. Under the terms of the Plan, the Compensation Committee of the Board of Directors may grant participants restricted stock units, each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. There have been 3,750,000 restricted stock units granted as of February 28, 2011 at an average grant date value of $10 per share. Once granted, the restricted stock units will be expensed over the required award service period. The restricted stock units vest under certain time-vesting and liquidity event conditions.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 11—Income Taxes, Continued.

The Internal Revenue Service recently completed its examination relating to the Company’s U.S. federal income tax returns for the years ended May 31, 2007, July 11, 2007 and the stub year ended May 31, 2008. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2002, as well as May 31, 2005 and May 31, 2006.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. During the three and nine months ended February 28, 2011, the gross amount of UTBs increased by approximately $7.7 million and $18.5 million, respectively, as a result of tax positions taken relating to current and prior years. During the three and nine months ended February 28, 2011, the gross amount of UTBs decreased by approximately $0.0 million and $6.1 million, respectively, primarily related to the effective settlement of tax examinations in the three months ended November 30, 2010. Substantially all of the Company’s UTBs as of February 28, 2011, if recognized, would affect its effective tax rate. As of February 28, 2011, the Company believes that it is reasonably possible that its worldwide gross liabilities for unrecognized tax benefits may decrease by up to $18 million within the succeeding twelve months due to potential tax settlements.

The Company’s effective income tax rate was 55.6% and 60.9% for the three and nine months ended February 28, 2011, respectively, compared to 87.0% and 66.0% for the three and nine months ended February 28, 2010, respectively. The primary factor in determining the Company’s effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. The Company’s effective tax rate was higher than the statutory tax rates because the Company was in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rate. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Examples of potential discrete items include, but are not limited to: changes in estimate relating to prior-year’s tax provision; changes to existing uncertain tax benefits due to interpretation of new information; interest and penalties on uncertain tax benefits; changes in tax law; changes in tax status; changes in valuation allowances; and changes in judgment regarding unremitted foreign earnings and other outside basis differences.

Puerto Rico Tax Legislation

On October 25, 2010, the government of Puerto Rico passed legislation that established a new excise tax on the purchases of products manufactured in Puerto Rico, effective January 1, 2011. Puerto Rico has subsequently provided an exemption to the excise tax provided certain employment levels are met. Management anticipates meeting these employment levels and thus expects the Company to be subject to an alternative income tax rather than the excise tax. Management does not expect this new alternative income tax to have a material impact on its financial statements.

United States Tax Legislation

Congress approved and President Obama signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted December 17, 2010. This legislation includes temporary extensions of several business tax incentives, including the research and experimentation tax credit, the New Markets Tax Credit, 15-year straight-line cost recovery for qualified leasehold improvements, the exception for active financing income under Subpart F and look-through treatment of payments between related controlled foreign corporations. As a result, these extensions were included, where applicable, in determining the Company’s annual effective tax rate (“AETR”) for the three and nine months ended February 28, 2011.

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

Net sales by product category for the three and nine months ended February 28, 2011 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010(1)	2011	2010(1)
Net sales by product:
Reconstructive	$516.2	$513.2	$1,535.1	$1,516.0
Fixation	58.5	59.4	174.2	178.6
Spinal	55.4	55.1	169.3	170.9
Other	47.9	42.1	138.4	130.0

Total	$678.0	$669.8	$2,017.0	$1,995.5

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $4.8 million and $16.4 million for the three and nine months ended February 28, 2010, respectively. Fixation product net sales increased, and spinal product net sales decreased, $1.0 million and $3.3 million for the three and nine months ended February 28, 2010, respectively. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geographic segment for the three and nine months ended February 28, 2011 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010(1)	2011	2010(1)
Net sales by geographic segment:
United States	$412.4	$412.6	$1,248.4	$1,220.9
Europe	173.0	180.5	499.0	539.3
International	92.6	76.7	269.6	235.3

Total	$678.0	$669.8	$2,017.0	$1,995.5

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $0.9 million and $3.1 million for the three and nine months ended February 28, 2010, respectively. The current presentation aligns with how the Company presently manages and markets its products.

Long-term assets by geographic segment for the three and nine months ended February 28, 2011 were as follows:

(in millions)	February 28, 2011	May 31, 2010
Long-term assets(1) by geographic segment:
United States	$7,299.8	$7,508.0
Europe	2,114.3	1,939.6
International	1,192.5	1,072.2

Total	$10,606.6	$10,519.8

(1)	Defined as property, plant and equipment, intangibles and goodwill.

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

The following financial information in the periods presented illustrates the composition of the combined guarantor subsidiaries:

Condensed Consolidating Balance Sheets

	February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$185.9	$101.8	$—	$287.7
Accounts receivable, net	—	234.7	245.8	—	480.5
Investments		52.7	—	—	52.7
Income tax receivable	—	3.8	3.5	—	7.3
Inventories	—	305.2	412.7	(126.3)	591.6
Deferred income taxes	—	50.7	6.8	—	57.5
Prepaid expenses and other	—	48.0	49.2	—	97.2

Total current assets	—	881.0	819.8	(126.3)	1,574.5
Property, plant and equipment, net	—	351.7	303.5	(9.2)	646.0
Investments	—	36.7	—	—	36.7
Investment in subsidiaries	10,077.1	—	—	(10,077.1)	—
Intangible assets, net	—	3,496.7	1,609.9	—	5,106.6
Goodwill	—	3,460.7	1,393.3	—	4,854.0
Other assets	—	59.4	20.7	—	80.1

Total assets	$10,077.1	$8,286.2	$4,147.2	$(10,212.6)	$12,297.9

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.4	$—	$1.5	$—	$36.9
Accounts payable	—	44.8	38.3	—	83.1
Accrued interest	131.3	—	—	—	131.3
Accrued wages and commissions	—	46.6	40.7	—	87.3
Other accrued expenses	—	145.9	84.7	—	230.6

Total current liabilities	166.7	237.3	165.2	—	569.2
Long-term debt, net of current portion	5,943.9	—	4.2	—	5,948.1
Deferred income taxes	—	1,197.5	432.3	—	1,629.8
Other long-term liabilities	—	132.8	51.5	—	184.3

Total liabilities	6,110.6	1,567.6	653.2	—	8,331.4
Shareholder’s equity	3,966.5	6,718.6	3,494.0	(10,212.6)	3,966.5

Total liabilities and shareholder’s equity	$10,077.1	$8,286.2	$4,147.2	$(10,212.6)	$12,297.9

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$103.5	$85.6	$—	$189.1
Accounts receivable, net	—	248.7	203.8	—	452.5
Income tax receivable	—	18.7	0.5	—	19.2
Inventories	—	288.7	283.2	(64.6)	507.3
Deferred income taxes	—	48.6	15.7	—	64.3
Prepaid expenses and other	—	34.5	38.1	—	72.6

Total current assets	—	742.7	626.9	(64.6)	1,305.0
Property, plant and equipment, net	—	374.1	253.8	(5.9)	622.0
Investments	—	23.3	—	—	23.3
Investment in subsidiaries	9,693.9	—	—	(9,693.9)	—
Goodwill	—	3,461.4	1,246.1	—	4,707.5
Intangible assets, net	—	3,678.5	1,511.8	—	5,190.3
Other assets	—	70.5	50.4	—	120.9

Total assets	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.1	$—	$1.5	$—	$35.6
Accounts payable	—	48.8	37.5	—	86.3
Accrued interest	70.2	—	—	—	70.2
Accrued wages and commissions	—	70.3	41.0	—	111.3
Other accrued expenses	—	167.3	47.8	—	215.1

Total current liabilities	104.3	286.4	127.8	—	518.5
Long-term debt	5,856.1	—	4.8	—	5,860.9
Deferred income taxes	—	1,216.3	458.6	—	1,674.9
Other long-term liabilities	—	147.6	33.6	—	181.2

Total liabilities	5,960.4	1,650.3	624.8	—	8,235.5
Shareholder’s equity	3,733.5	6,700.2	3,064.2	(9,764.4)	3,733.5

Total liabilities and shareholder’s equity	$9,693.9	$8,350.5	$3,689.0	$(9,764.4)	$11,969.0

Condensed Consolidating Statements of Operations
	Three Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$427.4	$250.6	$—	$678.0
Cost of sales	—	137.0	129.9	(58.8)	208.1

Gross margin	—	290.4	120.7	58.8	469.9
Operating expenses	—	245.9	129.1	—	375.0

Operating income (loss)	—	44.5	(8.4)	58.8	94.9
Other (income) expense, net	121.6	(2.4)	1.8	—	121.0

Income (loss) before income taxes	(121.6)	46.9	(10.2)	58.8	(26.1)
Tax expense (benefit)	(38.8)	14.9	(1.5)	10.9	(14.5)
Equity in earnings of subsidiaries	71.2	—	—	(71.2)	—

Net income (loss)	$(11.6)	$32.0	$(8.7)	$(23.3)	$(11.6)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	Three Months Ended February 28, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$426.7	$243.1	$—	$669.8
Cost of sales	—	111.8	118.8	(35.9)	194.7

Gross margin	—	314.9	124.3	35.9	475.1
Operating expenses	—	248.0	127.0	—	375.0

Operating income (loss)	—	66.9	(2.7)	35.9	100.1
Other (income) expense, net	127.3	(1.6)	(1.7)	—	124.0

Income (loss) before income taxes	(127.3)	68.5	(1.0)	35.9	(23.9)
Tax expense (benefit)	(52.1)	24.0	(0.2)	7.5	(20.8)
Equity in earnings of subsidiaries	72.1	—	—	(72.1)	—

Net income (loss)	$(3.1)	$44.5	$(0.8)	$(43.7)	$(3.1)

	Nine Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,290.1	$726.9	$—	$2,017.0
Cost of sales	—	394.0	381.5	(165.9)	609.6

Gross margin	—	896.1	345.4	165.9	1,407.4
Operating expenses	—	748.9	388.1	—	1,137.0

Operating income (loss)	—	147.2	(42.7)	165.9	270.4
Other (income) expense, net	370.6	(5.6)	—	—	365.0

Income (loss) before income taxes	(370.6)	152.8	(42.7)	165.9	(94.6)
Tax expense (benefit)	(118.2)	48.7	(6.4)	18.3	(57.6)
Equity in earnings of subsidiaries	215.4	—	—	(215.4)	—

Net income (loss)	$(37.0)	$104.1	$(36.3)	$(67.8)	$(37.0)

	Nine Months Ended February 28, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,266.5	$729.0	$—	$1,995.5
Cost of sales	—	354.8	357.5	(118.7)	593.6

Gross margin	—	911.7	371.5	118.7	1,401.9
Operating expenses	—	741.3	387.3	—	1,128.6

Operating income (loss)	—	170.4	(15.8)	118.7	273.3
Other (income) expense, net	387.8	(3.2)	(13.9)	—	370.7

Income (loss) before income taxes	(387.8)	173.6	(1.9)	118.7	(97.4)
Tax expense (benefit)	(147.3)	60.7	(0.4)	22.7	(64.3)
Equity in earnings of subsidiaries	207.4	—	—	(207.4)	—

Net income (loss)	$(33.1)	$112.9	$(1.5)	$(111.4)	$(33.1)

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$32.8	$292.0	$46.2	$(67.8)	$303.2
Cash flows provided by (used in) investing activities	5.5	(209.6)	(39.5)	67.8	(175.8)
Cash flows provided by (used in) financing activities	(38.3)	—	(1.3)	—	(39.6)
Effect of exchange rate changes on cash	—	—	10.8	—	10.8

Increase (decrease) in cash and cash equivalents	—	82.4	16.2	—	98.6
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$185.9	$101.8	$—	$287.7

	Nine Months Ended February 28, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$38.9	$251.8	$73.7	$(111.4)	$253.0
Cash flows provided by (used in) investing activities	63.5	(319.7)	(8.6)	111.4	(153.4)
Cash flows provided by (used in) financing activities	(102.4)	—	(48.1)	—	(150.5)
Effect of exchange rate changes on cash	—	—	2.7	—	2.7

Increase (decrease) in cash and cash equivalents	—	(67.9)	19.7	—	(48.2)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$111.0	$56.4	$—	$167.4

Note 14—Restructuring.

The Company recorded $3.3 million and $7.2 million in employee severance costs during the three and nine months ended February 28, 2011 as compared to $0.6 million and $4.0 million during the three and nine months ended February 28, 2010. The expense during 2011 results primarily from the commencement of the transition of our trauma hardware business from our Parsippany, New Jersey operations to our Warsaw, Indiana-based U.S. Orthopedics division. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2010	$2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments(1)	0.1

Balance at August 31, 2010	3.8
Costs incurred and charged to expense	2.0
Costs paid or otherwise settled	(0.9)
Non-cash adjustments(1)	0.1

Balance at November 30, 2010	5.0
Costs incurred and charged to expense	3.3
Costs paid or otherwise settled	(3.2)
Non-cash adjustments(1)	0.1

Balance at February 28, 2011	$5.2

(1)	Primarily related to foreign currency fluctuations on previously disclosed European restructuring.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Restructuring, Continued.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:

Balance at May 31, 2009	$5.6
Costs incurred and charged to expense	1.8
Costs paid or otherwise settled	(4.0)
Non-cash adjustments(1)	0.4

Balance at August 31, 2009	3.8
Costs incurred and charged to expense	1.6
Costs paid or otherwise settled	(0.9)
Non-cash adjustments(1)	0.3

Balance at November 30, 2009	4.8
Costs incurred and charged to expense	0.6
Costs paid or otherwise settled	(2.0)
Non-cash adjustments(1)	—

Balance at February 28, 2010	$3.4

(1)	Primarily related to foreign currency fluctuations on previously disclosed European restructuring.

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

In April 2009, the Company received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010 and February 2011 along with several informal requests for information. The Company is producing responsive documents and is fully cooperating in the investigation.

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

U.S. Department of Justice Civil Division Investigation

In September 2010, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee® (a registered trademark of OtisMed) knee replacement system. The Company is currently producing responsive documents and is fully cooperating in the investigation. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million and $2.8 million for the three months ended February 28, 2011 and 2010, respectively, and $7.7 million and $8.3 million for the nine months ended February 28, 2011 and 2010, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

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

The Co-Investors have also been admitted as members of Holding, both directly and through Sponsor-controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of the Company’s directors or the approval of its corporate actions.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

Consulting Agreements

On January 14, 2010, the Company entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. A $0.1 million payment was made to Dr. Miller under the consulting agreement during the three months ended February 28, 2011.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of February 28, 2011, the Company had approximately 3,300 employees enrolled in its health benefit plans in the United States.

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

Periodically, the Company charters a plane indirectly owned by Dane A. Miller, Ph.D., through a non-related third party charter service, for Biomet business related use. There were no payments made during the three and nine months ended February 28, 2011 and the three months ended February 28, 2010. There were payments of $0.1 million for the nine months ended February 28, 2010.

Capital Contributions and Share Repurchases

At the direction of Parent, the Company funded the repurchase of common shares of its parent company of $0.2 million and $0.4 million for the three months ended February 28, 2011 and 2010, respectively, and $1.2 million and $1.5 million for the nine months ended February 28, 2011 and 2010, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions received for the three and nine months ended February 28, 2011 and 2010.

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

Executive Overview

Our net sales increased 1% for the three months ended February 28, 2011 at $678.0 million, compared to $669.8 million for the three months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted reported net sales by $2.8 million, with Europe reported net sales negatively impacted by $7.8 million, or 4%, and International reported net sales positively impacted by $5.0 million, or 7%. Global pricing was slightly negative with volume being favorable. The following represents key sales growth statistics for the three months ended February 28, 2011 compared to the three months ended February 28, 2010:

•	Reconstructive product sales increased 1% worldwide and decreased 1% in the U.S.

•	Knee sales decreased 2% worldwide and 5% in the U.S.

•	Hip sales were flat worldwide and in the U.S.

•	Extremity sales increased 18% worldwide and 25% in the U.S.

•	Dental sales increased 5% worldwide and 4% in the U.S.

•	Fixation product sales decreased 1% worldwide and decreased 2% in the U.S.

•	Spinal product sales increased 1% worldwide and decreased 1% in the U.S.

Our operating income for the three months ended February 28, 2011 was $94.9 million, compared to $100.1 million for the three months ended February 28, 2010. This decrease in operating income was primarily due to lower average selling prices and an increase in research and development investment.

Our interest expense for the three months ended February 28, 2011 was $124.0 million, compared to $128.0 million for the three months ended February 28, 2010, primarily due to a lower average interest rate on our outstanding floating rate debt.

Net cash provided by operating activities was $303.2 million for the nine months ended February 28, 2011, as compared to net cash provided of $253.0 million for the nine months ended February 28, 2010, with the increase primarily due to the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

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

Goodwill and Other Intangible Assets

We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill, we utilize the two-step approach prescribed under guidance issued by the FASB. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which we have identified eight in total, to the fair value of these reporting units. We use the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of our reporting units, we assign goodwill to the reporting units. In addition, for purposes of performing our annual goodwill test, certain corporate assets and liabilities are allocated to the individual reporting units. Assets and liabilities include an allocation of those corporate assets that relate to a reporting unit’s operations, and would be considered in determining fair value. We allocate assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

We determine the fair value of indefinite lived intangible assets, primarily tradenames, using the relief-from-royalty method, an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

If events or circumstances change, a determination is made by management to ascertain certain finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, an impairment loss is recognized in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

As of February 28, 2011, we concluded that certain indicators were present that suggested impairment may exist for our Europe reporting unit’s goodwill and intangibles. Our Europe reporting unit had goodwill of $659.6 million and intangibles of $811.9 million (consisting of $108.3 million of indefinite lived and $703.6 million of finite-lived) at February 28, 2011. The indicators of potential impairment in our Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for Europe at February 28, 2011. However, the preliminary result of this interim test of impairment for our Europe reporting unit’s goodwill and intangibles was inconclusive. We are currently completing our annual budget and strategic planning process and are continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. We will update the interim test of impairment during our fourth quarter of fiscal 2011. The result of the updated interim test of impairment may result in a goodwill and/or intangible impairment charge, which could materially impact our results of operations.

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy, Portugal, Turkey and certain other members of the European Union have deteriorated over the past eighteen months. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of February 28, 2011, our orthopedic net accounts receivable in Greece, Italy, Spain, Portugal and Turkey totaled over $70.0 million. We have not experienced any significant cash losses in the current fiscal year with respect to the collection of our accounts receivable related to sales within these countries.

We received $45.5 million face value zero coupon bonds from the Greece government as payment for the outstanding accounts receivable balance from 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities.

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Products

Our product portfolio encompasses reconstructive products, fixation devices, spinal products and other products.

Reconstructive Products – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees, hips and shoulders, but we produce other joints as well. We also produce some of the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems. In addition, dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues.

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

Results of Operations

Three Months Ended February 28, 2011 as Compared to the Three Months Ended February 28, 2010

(in millions, except percentages)	Three Months Ended February 28, 2011	Percentage of Net Sales	Three Months Ended February 28, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$678.0	100%	$669.8	100%	1%
Cost of sales	208.1	31	194.7	29	7

Gross profit	469.9	69	475.1	71	(1)
Selling, general and administrative expense	252.9	37	256.1	38	(1)
Research and development expense	28.8	4	26.6	4	8
Amortization	93.3	14	92.3	14	1

Operating income	94.9	14	100.1	15	(5)
Interest expense	124.0	18	128.0	19	(3)
Other (income) expense	(3.0)	—	(4.0)	(1)	(25)

Other (income) expense, net	121.0	18	124.0	19	(2)

Loss before income taxes	(26.1)	(4)	(23.9)	(4)	9
Benefit from income taxes	(14.5)	(2)	(20.8)	(3)	(30)

Net loss	$(11.6)	(2)%	$(3.1)	—%	274%

Sales

The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended February 28, 2011	Percentage of Net Sales	Three Months Ended February 28, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$412.4	61%	$412.6	62%	—%
Europe	173.0	26	180.5	27	(4)
International(2)	92.6	13	76.7	11	21

Total	$678.0	100%	$669.8	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $0.9 million for the three months ended February 28, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 28, 2011	Percentage of Net Sales	Three Months Ended February 28, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$516.2	76%	$513.2	77%	1%
Fixation	58.5	9	59.4	9	(1)
Spinal	55.4	8	55.1	8	1
Other	47.9	7	42.1	6	13

Total	$678.0	100%	$669.8	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $4.8 million for the three months ended February 28, 2010. Fixation product net sales increased, and spinal product net sales decreased, $1.0 million for the three months ended February 28, 2010. The current presentation aligns with how the Company presently manages and markets its products.

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the three months ended February 28, 2011 were $516.2 million, or 76% of net sales, representing a 1% increase compared to net sales of $513.2 million, or 77% of net sales, during the three months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted our reconstructive growth on a reported basis by $2.0 million.

Our growth rates for global knee and hip product sales were negative during the three months ended February 28, 2011, compared to high single to low double digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy, increased deductibles and co-pays and the expiration of COBRA subsidies may have contributed to the negative growth rates. In addition, the litigious environment in the industry surrounding metal on metal hips as well as us not being able to market our Signature™ Personalized Patient Care System to new customers for most of the three months ended February 28, 2011 also impacted growth rates. The Signature™ system provides patient-matched guides for use in total knee replacement surgery paired with Biomet® implants, combining MRI or CT images for each patient with advanced surgical planning software and manufacturing techniques. In July 2010, we received a Warning Letter from the FDA regarding the Signature™ Personalized Patient Care system, alleging that we did not have appropriate clearance or approval to market the system in the United States. In September 2010, we met with the FDA and we agreed on a course of corrective action and an additional 510(k) application for our Signature™ Personalized Patient Care System was submitted to the FDA in September 2010. During the FDA’s review of the 510(k), we ceased all promotional activities regarding the system as well as sales to new customers in the United States. The FDA granted the 510(k) clearance in a letter sent to Materialise NV, the manufacturer of the Signature™ system, on February 8, 2011, which resolved the warning letter sent to Biomet in July 2010.

Global knee product sales decreased 2% worldwide and decreased 5% in the United States during the three months ended February 28, 2011, compared to the three months ended February 28, 2010. The primary contributors of net sales included the Vanguard® Complete Knee System with E1® antioxidant infused tibial bearings.

Global hip product sales were flat worldwide and in the United States during the three months ended February 28, 2011, compared to the three months ended February 28, 2010. The primary contributors of net sales included the Ringloc® and Regenerex® RingLoc®+ Acetabular Systems, E1® Antioxidant Infused Technology Bearings, the Taperloc® Microplasty® Hip System and the Echo® Hip System.

Global extremity product sales increased 18% worldwide, with a 25% sales increase in the United States during the three months ended February 28, 2011, compared to the three months ended February 28, 2010. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong growth for the extremity product category.

Dental sales increased 5% worldwide and increased 4% in the United States during the three months ended February 28, 2011, compared to the three months ended February 28, 2010. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our third quarter dental sales.

Fixation

Worldwide net sales of fixation products for the three months ended February 28, 2011 were $58.5 million, or 9% of net sales, representing a 1% decrease compared to net sales of $59.4 million, or 9% of net sales, during the three months ended February 28, 2010. The decrease was primarily due to a decline in pricing, which was partially offset by an increase in volume, with virtually no impact from fluctuations in foreign currency. The primary contributors of worldwide fixation net sales in the third quarter were craniomaxillofacial fixation devices, principally our titanium plating systems.

Spinal

Worldwide net sales of spinal products for the three months ended February 28, 2011 were $55.4 million, or 8% of net sales, representing a 1% increase compared to net sales of $55.1 million, also 8% of net sales, for the three months ended February 28, 2010. Volume increases during the quarter were partially offset by decreased pricing, with virtually no impact from fluctuations in foreign currency. The primary contributors of worldwide spinal net sales in the third quarter included the Polaris™ product line and the SpinalPak® II Spine Fusion Stimulator.

Other

Worldwide net sales of other products for the three months ended February 28, 2011 were $47.9 million, or 7% of net sales, compared to net sales of $42.1 million, or 6% of net sales, during the three months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted our other product category’s growth on a reported basis by $0.4 million, or 1%. The primary contributors of other product sales during the three months ended February 28, 2011 consisted of products from our sports medicine division, which reported double digit sales growth, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Gross Profit

Gross profit for the three months ended February 28, 2011 decreased to $469.9 million, compared to gross profit for the three months ended February 28, 2010 of $475.1 million, or 69% and 71% of net sales, respectively. Gross profit for the three months ended February 28, 2011 was down primarily due to lower average selling prices.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended February 28, 2011 and 2010 was $252.9 million and $256.1 million, respectively, or 37% and 38% of net sales, respectively. Selling, general and administrative expenses were slightly down as a percentage of net sales primarily due to a focus by management to tightly monitor discretionary expenses.

Research and Development Expense

Research and development expense during the three months ended February 28, 2011 and 2010 was $28.8 million and $26.6 million, respectively, or 4% of net sales for each period. This increase in research and development expenses primarily related to our ongoing commitment to increase investment in product development. Higher clinical and regulatory costs due to increased FDA requirements also contributed to the increase in research and development expenses for the three months ended February 28, 2011.

Expenses during the three months ended February 28, 2011 primarily related to the following research and development projects from a product and technology perspective: continued patient specific technologies (Reconstructive-Knees and other joints), Active Articulation™ E1® dual mobility hip system, Taperloc® Complete System, OrthoPak® Electrical Stimulation Device and the Oxford® Microplasty® partial knee instrumentation.

Amortization

Amortization expense for the three months ended February 28, 2011 was $93.3 million, or 14% of net sales, compared to $92.3 million for the three months ended February 28, 2010, also 14% of net sales.

Interest Expense

Interest expense was $124.0 million for the three months ended February 28, 2011, compared to interest expense of $128.0 million for the three months ended February 28, 2010. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding debt of 7.87% for the three months ended February 28, 2011, compared to 8.11% for the three months ended February 28, 2010.

Other (Income) Expense

Other (income) expense was income of $3.0 million for the three months ended February 28, 2011, compared to income of $4.0 million for the three months ended February 28, 2010. The decrease in other income for the three months ended February 28, 2011 primarily related to a decrease in currency transaction gains of $2.8 million as compared to the three months ended February 28, 2010, partially offset by a gain on sale of investments of $2.3 million. The currency transaction gains related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. dollar on intercompany inventory purchases.

Benefit from Income Taxes

The effective income tax rate decreased to 55.6% for the three months ended February 28, 2011 compared to 87.0% for the three months ended February 28, 2010. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. Our effective tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rate. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Examples of potential discrete items include, but are not limited to: changes in estimate relating to prior-year’s tax provision; changes to existing uncertain tax benefits due to interpretation of new information; interest and penalties on uncertain tax benefits; changes in tax law; changes in tax status; changes in valuation allowances; and changes in judgment regarding unremitted foreign earnings and other outside basis differences. Discrete items had the effect of increasing the quarterly income tax benefit by $5.7 million in the three months ended February 28, 2010 and decreasing the quarterly income tax benefit by $6.3 million in the three months ended February 28, 2011.

Nine Months Ended February 28, 2011 as Compared to the Nine Months Ended February 28, 2010

(in millions, except percentages)	Nine Months Ended February 28, 2011	Percentage of Net Sales	Nine Months Ended February 28, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,017.0	100%	$1,995.5	100%	1%
Cost of sales	609.6	30	593.6	30	3

Gross profit	1,407.4	70	1,401.9	70	—
Selling, general and administrative expense	765.4	38	769.5	39	(1)
Research and development expense	88.3	4	76.7	4	15
Amortization	283.3	14	282.4	14	—

Operating income	270.4	14	273.3	14	(1)
Interest expense	373.7	19	389.6	20	(4)
Other (income) expense	(8.7)	—	(18.9)	(1)	(54)

Other (income) expense, net	365.0	19	370.7	19	(2)

Loss before income taxes	(94.6)	(5)	(97.4)	(5)	(3)
Benefit from income taxes	(57.6)	(3)	(64.3)	(3)	(10)

Net loss	$(37.0)	(2)%	$(33.1)	(2)%	12%

Sales

The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Nine Months Ended February 28, 2011	Percentage of Net Sales	Nine Months Ended February 28, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,248.4	62%	$1,220.9	61%	2%
Europe	499.0	25	539.3	27	(7)
International(2)	269.6	13	235.3	12	15

Total	$2,017.0	100%	$1,995.5	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $3.1 million for the nine months ended February 28, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Pacific Rim.

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 28, 2011	Percentage of Net Sales	Nine Months Ended February 28, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Reconstructive	$1,535.1	76%	$1,516.0	76%	1%
Fixation	174.2	9	178.6	9	(2)
Spinal	169.3	9	170.9	9	(1)
Other	138.4	6	130.0	6	6

Total	$2,017.0	100%	$1,995.5	100%	1%

(1)

Certain amounts have been adjusted to conform to the current presentation. Specifically, reconstructive product net sales increased, and other product net sales decreased, $16.4 million for the nine months ended February 28, 2010. Fixation product net sales increased, and spine product net sales decreased, $3.3 million for the nine months ended February 28, 2010. The current presentation aligns with how the Company presently manages and markets its products.

Reconstructive

Our worldwide sales of reconstructive products continued to be a significant percentage of total net sales. Net sales of reconstructive products for the nine months ended February 28, 2011 were $1,535.1 million, or 76% of net sales, representing a 1% increase compared to net sales of $1,516.0 million, also 76% of net sales, during the nine months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted our reconstructive product category’s growth on a reported basis by $17.1 million, or 1%.

Our growth rates for global knee and hip product sales decelerated to flat to low single digits during the nine months ended February 28, 2011, compared to high single to low double digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy, increased deductibles and co-pays and the expiration of COBRA subsidies may have contributed to the negative growth rates. In addition, the litigious environment in the industry surrounding metal on metal hips as well as us not being able to market our Signature™ Personalized Patient Care System to new customers for a portion of the nine months ended February 28, 2011 also impacted growth rates.

Global knee product sales increased 1% worldwide and increased 1% in the United States during the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010. The key driver of global knee product sales during the nine months ended February 28, 2011 was the Vanguard® Complete Knee System, with the E1® Antioxidant Infused Technology Tibial Bearings also contributing to sales growth. E1® Antioxidant Infused Technology Tibial Bearings are made from Vitamin E-infused highly crosslinked polyethylene, which is designed to offer strength and oxidative stability while providing improved wear characteristics.

Global hip product sales were flat worldwide, with a 1% sales increase in the United States during the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010. The primary drivers of the U.S. hip sales during the nine months ended February 28, 2011 included the RingLoc® and Regenerex® RingLoc®+ Acetabular Systems, E1® Antioxidant Infused Technology Bearings, the Taperloc® Microplasty® Hip System and the Echo® Hip System.

Global extremity product sales increased 21% worldwide, with a 33% sales increase in the United States during the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010. The primary drivers of sales growth during the nine months ended February 28, 2011 included the Comprehensive® Primary and Reverse Shoulder Systems and the Comprehensive® Fracture System.

Dental sales increased 1% worldwide, with a 1% sales increase in the United States during the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our dental sales during the nine months ended February 28, 2011.

Fixation

Worldwide net sales of fixation products for the nine months ended February 28, 2011 were $174.2 million, or 9% of net sales, representing a 2% decrease compared to net sales of $178.6 million, or 9% of net sales, during the nine months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted fixation product’s growth on a reported basis by $1.2 million. The remaining decrease was primarily due to a decrease in price which was partially offset by an increase in volume. The primary contributors of worldwide fixation net sales during the nine months ended February 28, 2011 were craniomaxillofacial fixation devices.

Spinal

Worldwide net sales of spinal products for the nine months ended February 28, 2011 were $169.3 million, or 9% of net sales, representing a 1% decrease compared to net sales of $170.9 million, also 9% of net sales, for the nine months ended February 28, 2010. Sales of spinal products decreased primarily due to increased sales of spine hardware and spinal stimulation products being offset by decreased sales of orthobiologics products. In addition, volume increases during the quarter were offset by decreased pricing. The effect of foreign currency fluctuations also negatively impacted our spinal product category’s growth on a reported basis by $0.9 million or 1%. The primary contributors of worldwide spinal net sales during the nine months ended February 28, 2011 included the Polaris™ product line and the SpinalPak® II Spine Fusion Stimulator.

Other

Worldwide net sales of other products for the nine months ended February 28, 2011 were $138.4 million, or 6% of net sales, representing a 6% increase compared to net sales of $130.0 million, 6% of net sales, during the nine months ended February 28, 2010. The effect of foreign currency fluctuations negatively impacted the other product category’s growth on a reported basis by $2.0 million or 2%. The primary contributors of other product sales during the nine months ended February 28, 2011 consisted of products from our sports medicine division, which reported double digit sales growth, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Gross Profit

Gross profit for the nine months ended February 28, 2011 increased to $1,407.4 million, compared to gross profit for the nine months ended February 28, 2010 of $1,401.9 million, or 70% of net sales for both periods. Gross profit for the nine months ended February 28, 2011 increased due to cost savings generated by our operational improvement program initiatives, partially offset by lower average selling prices.

Selling, General and Administrative Expense

Selling, general and administrative expense during the nine months ended February 28, 2011 and 2010 was $765.4 million and $769.5 million, respectively, or 38% and 39% of net sales, respectively. Selling, general and administrative expenses were slightly down as a percentage of net sales primarily due to a focus by management to tightly monitor discretionary expenses.

Research and Development Expense

Research and development expense during the nine months ended February 28, 2011 and 2010 was $88.3 million and $76.7 million, respectively, or 4% of net sales for both periods. This increase in research and development expenses for the nine months ended February 28, 2011 primarily related to our ongoing commitment to increase investment in product development. Higher clinical and regulatory costs due to increased FDA requirements also contributed to the increase in research and development expenses for the nine months ended February 28, 2011.

Expenses during the nine months ended February 28, 2011 primarily related to the following research and development projects from a product and technology perspective: continued patient specific technologies (Reconstructive-Knees and other joints), Active Articulation™ E1® dual mobility hip system, Taperloc® Complete System, OrthoPak® Electrical Stimulation Device and the Oxford® Microplasty® partial knee instrumentation.

Amortization

Amortization expense for the nine months ended February 28, 2011 was $283.3 million, or 14% of net sales, compared to $282.4 million for the nine months ended February 28, 2010, also 14% of net sales.

Interest Expense

Interest expense was $373.7 million for the nine months ended February 28, 2011, compared to interest expense of $389.6 million for the nine months ended February 28, 2010. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding debt of 7.94% for the nine months ended February 28, 2011, compared to 8.16% for the nine months ended February 28, 2010.

Other (Income) Expense

Other (income) expense was income of $8.7 million for the nine months ended February 28, 2011, compared to income of $18.9 million for the nine months ended February 28, 2010. The decrease in other income for the nine months ended February 28, 2011 primarily related to a decrease in currency transaction gains of $11.6 million as compared to the nine months ended February 28, 2010. The currency transaction gains related to our foreign operations were primarily due to the change in the exchange rate of the euro compared to the U.S. dollar on intercompany inventory purchases.

Benefit from Income Taxes

The effective income tax rate decreased to 60.9% for the nine months ended February 28, 2011 compared to 66.0% for the nine months ended February 28, 2010. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are determined to be earned and taxed. Our effective tax rate is higher than the statutory tax rates because we are in a loss position in the U.S. while profitable outside the U.S., with the statutory rates outside the U.S. typically lower than that of the U.S federal tax rate. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Examples of potential discrete items include, but are not limited to: changes in estimate relating to prior-year’s tax provision; changes to existing uncertain tax benefits due to interpretation of new information; interest and penalties on uncertain tax benefits; changes in tax law; changes in tax status; changes in valuation allowances; and changes in judgment regarding unremitted foreign earnings and other outside basis differences.

Liquidity and Capital Resources

Cash Flows

Following is a summary of the cash flows by activity for the nine months ended February 28, 2011 and 2010:

(in millions)	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
Net cash provided by (used in):
Operating activities	$303.2	$253.0
Investing activities	(175.8)	(153.4)
Financing activities	(39.6)	(150.5)
Effect of exchange rate changes on cash	10.8	2.7

Change in cash and cash equivalents	$98.6	$(48.2)

For the Nine Months Ended February 28, 2011 Compared to the Nine Months Ended February 28, 2010

Our cash and cash equivalents was $287.7 million as of February 28, 2011, compared to $167.4 million as of February 28, 2010. We maintain our cash and cash equivalents and investments in money market funds, time deposits, corporate bonds and debt instruments. We are exposed to interest rate risk on our corporate bonds and debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $303.2 million for the nine months ended February 28, 2011, compared to cash flows provided of $253.0 million for the nine months ended February 28, 2010. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. Net cash provided by operating activities for the nine months ended February 28, 2011 included a net loss of $37.0 million, offset by non-cash amounts of $334.8 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash provided by working capital of $5.4 million. This compares to the nine months ended February 28, 2010 which included a net loss of $33.1 million, offset by non-cash amounts of $334.1 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used in working capital of $48.0 million. The increase in cash provided by operating activities of $50.2 million is primarily due to the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement.

Investing Cash Flows

Net cash used in investing activities was $175.8 million for the nine months ended February 28, 2011 and $153.4 million for the nine months ended February 28, 2010. Net cash used in investing activities for the nine months ended February 28, 2011 and 2010 primarily related to capital expenditures of $133.9 million and $146.9 million, respectively, and purchases of investments of $44.3 million for the nine months ended February 28, 2011 as compared to $13.3 million for the nine months ended February 28, 2010. The decrease in capital expenditures is due to a concentrated effort to better manage cash flow in a lower than expected sales growth environment by delaying certain capital investments without materially impacting our long-term sales growth potential.

Financing Cash Flows

Net cash used in financing activities was $39.6 million for the nine months ended February 28, 2011, compared to net cash used in financing activities of $150.5 million for the nine months ended February 28, 2010. Net cash used in financing activities for the nine months ended February 28, 2011 primarily related to required payments under the term loan facilities of $25.9 million and repurchases of senior cash pay notes of $11.2 million. Net cash used in financing activities for the nine months ended February 28, 2010 related to payments under the European facilities of $68.4 million, required payments under the term loan facilities of $27.0 million, payments under the asset-based revolving credit facility of $65.2 million, and repurchases of senior cash pay notes of $8.7 million. There were no amounts outstanding under our revolving credit facilities during the nine months ended February 28, 2011.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns (“turns”). The following is a summary of our DSO and turns.

	February 28, 2011	May 31, 2010
Days Sales Outstanding	64.7	58.8
Inventory Turns	1.48	1.59

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies. DSO tends to trend up between May and February given the cyclical nature of our business and this increase is fairly consistent with the cyclical trend in past years. The decrease in our inventory turns is primarily due to the decrease in our sales growth as well as additional inventory to support new orthopedic reconstructive products that are being introduced in the U.S. and Europe.

Non-GAAP disclosures

We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

The senior secured leverage ratio provides a measure of our financial ability to meet our debt service obligations. The ratio level determines the interest rate charged on our asset-based revolving credit facility, cash flow revolving credit facilities, and letters of credit fees. In addition to determining the current interest rate on our revolving credit facilities, the ratio is also used as a benchmark in our credit agreements to determine maximum levels of additional indebtedness we may incur. We believe the directional trend of this ratio provides valuable insight to understanding our operational performance and financial position with respect to our debt obligations.

(in millions)	February 28, 2011		May 31, 2010
USD Term Loan B	$2,264.0		$2,281.5
EUR Term Loan B	1,164.8		1,047.3

Consolidated Senior Secured Debt	$3,428.8		$3,328.8

LTM Adjusted EBITDA	$1,003.1	(2)	$1,000.0
“Run Rate” Cost Savings(3)	—		12.6

LTM Adjusted EBITDA, plus cost savings	$1,003.1		$1,012.6

Senior Secured Leverage Ratio(1)	3.42		3.29

(1)

Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt divided by the total of the last twelve months (LTM) adjusted EBITDA plus “run rate” cost savings.

(2)	The LTM Adjusted EBITDA for February 28, 2011 includes nine months of Adjusted EBITDA during fiscal year 2011 of $749.5 million, plus Q4 2010 Adjusted EBITDA of $253.6 million.
(3)	As defined by the Credit Agreement dated September 25, 2007.

The increase in the senior secured leverage ratio at February 28, 2011 as compared to May 31, 2010 is primarily due to the increase in the euro exchange rates, partially offset by debt service payments.

We use adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period over period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization and/or exclude certain expenses as defined by our credit agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation and payments, litigation costs, and other related charges. We believe adjusted EBITDA provides a better analysis of period over period performance.

Adjusted EBITDA is calculated as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,		Three Months Ended May 31,
(in millions)	2011	2010	2011	2010	2010
Net loss	$(11.6)	$(3.1)	$(37.0)	$(33.1)	$(14.5)
Depreciation	48.0	43.9	134.2	133.4	41.6
Amortization	93.3	92.3	283.3	282.4	90.2
Interest expense	124.0	128.0	373.7	389.6	126.8
Other (income) expense, net	(3.0)	(4.0)	(8.7)	(18.9)	0.8
Income taxes	(14.5)	(20.8)	(57.6)	(64.3)	(29.8)

EBITDA	$236.2	$236.3	$687.9	$689.1	$215.1

Special items adjustments:
Stock-based compensation expense(1)	$5.2	$4.8	$14.6	$14.3	$8.1
Litigation settlements and reserves and other legal fees(2)	2.3	2.9	9.7	8.1	2.6
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(3)	12.0	4.1	29.7	27.4	15.9
Sponsor fee(4)	2.7	2.6	7.6	7.5	2.6
Greece Bad Debt Expense(5)	—	—	—	—	9.3

EBITDA, as adjusted	$258.4	$250.7	$749.5	$746.4	$253.6

(1)

Stock-based compensation expense is excluded from non-GAAP measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.

(2)

We exclude litigation related expenses from non-GAAP measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period over period comparability.

(3)

Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period over period comparability.

(4)

Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period over period comparability.

(5)

This charge related to the proposal the Greece government announced on June 15, 2010 to settle their outstanding debts from 2007 through 2009 primarily by issuing zero-coupon bonds. We exclude this charge from non-GAAP measures primarily because it is not reflective of the ongoing operating results.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving credit facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of February 28, 2011. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months. As of February 28, 2011, required principal payments of $35.4 million are due within the next twelve months related to our senior secured term loan facilities.

During November 2010, Barclays Bank PLC assumed the $19.3 million asset-based revolving credit facility commitment previously held by Lehman Brothers Holding Inc. which is included in our available debt facilities. Our revolving borrowing base available under all debt facilities at February 28, 2011 was $850.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in our annual report on Form 10-K for the fiscal year ended May 31, 2010. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2010, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 and our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other income (expense). Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at February 28, 2011 was $27.9 million. There was no material gain or loss on the forward currency exchange contracts during the nine months ended February 28, 2011.

There have been no other material changes from the information about market risk provided in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 4.	Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2011. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of February 28, 2011.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the nine months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

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

As of February 28, 2011, other than the risk factor listed below, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

We may record future goodwill and/or intangible impairment charges related to one or more of our business units, which could materially adversely impact our results of operations.

We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates, and discount rates. These assumptions are uncertain and by nature can vary from actual results. Various future events could have a negative impact on the fair value of our reporting units’ goodwill and indefinite lived intangibles when the annual or interim impairment test is completed. The events include, but are not limited to:

•	our ability to sustain sales and earnings growth;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities; and

•	the stability of certain foreign economic markets.

As of February 28, 2011, we concluded that certain indicators were present that suggested impairment may exist for our Europe reporting unit’s goodwill and intangibles. Our Europe reporting unit had goodwill of $659.6 million and intangibles of $811.9 million (consisting of $108.3 million of indefinite lived and $703.6 million of finite-lived) at February 28, 2011. The indicators of potential impairment in our Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for Europe at February 28, 2011. However, the preliminary result of this interim test of impairment for our Europe reporting unit’s goodwill and intangibles was inconclusive. We are currently completing our annual budget and strategic planning process and are continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. We will update the interim test of impairment during our fourth quarter of fiscal 2011. The result of the updated interim test of impairment may result in a goodwill and/or intangible impairment charge, which could materially impact our results of operations.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: April 14, 2011	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: April 14, 2011	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002