Form 10-Q
period 2011-08-31
BIOMET INC
filed 2011-10-14
CIK 351346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011.

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

As of August 31, 2011, there was no established public trading market for any of the common stock of the registrant. As of August 31, 2011, there were 1,000 shares of common stock of the registrant outstanding, 100.0% of which were owned by LVB Acquisition, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited) August 31, 2011	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$431.2	$327.8
Accounts receivable, less allowance for doubtful receivables of $36.8 ($38.2 at May 31, 2011)	457.8	480.1
Investments	7.5	41.4
Income tax receivable	4.2	5.4
Inventories, net	581.5	582.5
Deferred income taxes	69.8	71.5
Prepaid expenses and other	107.5	109.7

Total current assets	1,659.5	1,618.4
Property, plant and equipment, net	635.8	638.4
Investments	29.4	33.1
Intangible assets, net	4,471.7	4,534.4
Goodwill	4,488.5	4,470.1
Other assets	60.7	62.6

Total assets	$11,345.6	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$37.7	$37.4
Accounts payable	89.9	91.1
Accrued interest	131.9	64.1
Accrued wages and commissions	81.1	105.0
Other accrued expenses	212.9	241.8

Total current liabilities	553.5	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,988.7	5,982.9
Deferred income taxes	1,428.2	1,487.6
Other long-term liabilities	211.7	172.0

Total liabilities	8,182.1	8,181.9
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,618.5	5,614.1
Accumulated deficit	(2,649.9)	(2,610.8)
Accumulated other comprehensive income	194.9	171.8

Total shareholder’s equity	3,163.5	3,175.1

Total liabilities and shareholder’s equity	$11,345.6	$11,357.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended August 31,
	2011	2010
Net sales	$664.6	$640.7
Cost of sales	215.3	194.0

Gross profit	449.3	446.7

Selling, general and administrative expense	261.6	251.9
Research and development expense	32.0	29.9
Amortization	83.0	95.2

Operating income	72.7	69.7

Interest expense	125.4	126.8
Other (income) expense	7.2	(1.8)

Other expense, net	132.6	125.0

Loss before income taxes	(59.9)	(55.3)

Benefit from income taxes	(20.7)	(37.5)

Net loss	$(39.2)	$(17.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Three Months Ended August 31,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(39.2)	$(17.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129.8	136.7
Amortization of deferred financing costs	2.8	2.8
Stock-based compensation expense	4.7	5.1
Recovery of doubtful accounts receivable	(2.5)	(1.3)
Loss on impairment of investments	9.2	—
Property, plant and equipment impairment charge	—	0.6
Provision for inventory obsolescence	(0.5)	1.7
Deferred income taxes	(67.0)	(43.8)
Other	(0.6)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	21.3	27.1
Inventories	(2.2)	(18.3)
Prepaid expenses	2.7	(12.2)
Accounts payable	(1.5)	(0.6)
Income taxes	22.4	4.3
Accrued interest	67.8	67.7
Accrued expenses and other	(24.1)	(20.6)

Net cash provided by operating activities	123.1	131.3
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	33.7	3.8
Purchases of investments	(0.2)	—
Net proceeds from sale of property and equipment	0.1	—
Capital expenditures	(39.2)	(36.5)
Acquisitions, net of cash acquired	(3.9)	(9.6)

Net cash used in investing activities	(9.5)	(42.3)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.5)	(0.6)
Proceeds under European facilities	—	0.1
Payments under senior secured credit facilities	(8.9)	(8.5)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.3)	(0.2)

Net cash used in financing activities	(9.7)	(9.2)
Effect of exchange rate changes on cash	(0.5)	5.1

Increase in cash and cash equivalents	103.4	84.9
Cash and cash equivalents, beginning of period	327.8	189.1

Cash and cash equivalents, end of period	$431.2	$274.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55.0	$56.3

Income taxes	$20.7	$6.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Biomet, Inc. and its subsidiaries (individually and collectively referred to as “Biomet”, the “Company”, “we”, “us”, or “our”). Biomet is a wholly owned subsidiary of LVB Acquisition, Inc. (“LVB” and “Parent”). Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three month period ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2011.

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

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2011	May 31, 2011
Raw materials	$86.3	$85.0
Work-in-process	42.6	44.8
Finished goods	580.2	575.6

Total gross inventories	709.1	705.4
Less: Reserves	(127.6)	(122.9)

Inventories, net	$581.5	$582.5

Note 3—Property, Plant and Equipment.

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 30 years. Depreciation of instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows relating to the asset, or asset group, are less than its carrying value, with the amount of the loss equal to the excess of carrying value of the asset, or asset group, over the estimated fair value.

Property, plant and equipment consisted of the following:

(in millions)	August 31, 2011	May 31, 2011
Land and land improvements	$43.8	$43.5
Buildings and leasehold improvements	115.1	110.9
Machinery and equipment	339.1	328.6
Instruments	611.2	573.0
Construction in progress	28.3	30.8

Total property, plant and equipment	1,137.5	1,086.8
Accumulated depreciation	(501.7)	(448.4)

Total property, plant and equipment, net	$635.8	$638.4

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 4—Investments.

At August 31, 2011, the Company’s investment securities were classified as follows:

	Amortized Cost	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Greek bonds	26.7	—	—	26.7

Total available-for-sale investments	$36.7	$0.1	$(0.2)	$36.6

	Amortized Cost	Realized		Fair Value
		Gains	Losses
Trading:
Equity securities	$0.3	$—	$—	$0.3

Total trading investments	$0.3	$—	$—	$0.3

At May 31, 2011, the Company’s investment securities were classified as follows:

	Amortized Cost	Unrealized		Fair Value
(in millions)		Gains	Losses
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Time deposit	33.1	—	—	33.1
Greek bonds	35.6	—	(4.5)	31.1
Other investments	0.3	—	—	0.3

Total available-for-sale investments	$79.0	$0.1	$(4.7)	$74.4

	Amortized Cost	Realized		Fair Value
		Gains	Losses
Trading:
Equity securities	$0.1	$—	$—	$0.1

Total trading investments	$0.1	$—	$—	$0.1

The Company recorded proceeds on the sales/maturities of investments of $33.7 million and $3.8 million for the three months ended August 31, 2011 and 2010, respectively. The Company recorded a realized loss of $9.2 million on the Greek bonds related to an other-than-temporary impairment for the three months ended August 31, 2011, which is included in other (income) expense. The one year bonds are due to mature in December 2011 and the Company is unable to predict if the Greek government will be able to settle its obligations upon maturity or otherwise. The bonds due to mature in December 2011 of $7.5 million are classified as current in the consolidated balance sheet at August 31, 2011.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill as of August 31, 2011 and May 31, 2011 was $4,488.5 million and $4,470.1 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the strengthening of the euro against the U.S. dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization, partially offset by the strengthening of the euro against the U.S. dollar.

Intangible assets consisted of the following at August 31, 2011 and May 31, 2011:

	August 31, 2011			May 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,849.5	$(386.0)	$1,463.5	$2,092.6	$(243.1)	$1,849.5	$(416.9)	$53.4	$1,486.0
Completed technology	594.2	(173.2)	421.0	664.9	(70.7)	594.2	(183.9)	21.8	432.1
Product trade names	184.2	(43.9)	140.3	183.7	—	183.7	(41.0)	—	142.7
Customer relationships	2,644.8	(729.4)	1,915.4	2,944.6	(300.4)	2,644.2	(778.5)	94.5	1,960.2
Non-compete contracts	4.6	(2.4)	2.2	4.6	—	4.6	(2.1)	—	2.5

Sub-total	5,277.3	(1,334.9)	3,942.4	5,890.4	(614.2)	5,276.2	(1,422.4)	169.7	4,023.5
Corporate trade names	323.5	—	323.5	397.6	(74.1)	323.5	—	—	323.5
Currency translation	256.4	(50.6)	205.8	232.4	—	232.4	(45.0)	—	187.4

Total	$5,857.2	$(1,385.5)	$4,471.7	$6,520.4	$(688.3)	$5,832.1	$(1,467.4)	$169.7	$4,534.4

Expected amortization expense for the intangible assets stated above, for the years ending May 31, 2012 through 2016 is $331.2 million, $323.0 million, $313.4 million, $299.4 million, and $291.5 million, respectively.

Note 6—Debt.

The terms and carrying value of each debt instrument at August 31, 2011 and May 31, 2011 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2011		May 31, 2011
Debt Instruments
European facilities	No Maturity Date	Primarily	EUR		€3.6		€3.9
		Euribor + 1.90%			$5.2		$5.6
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$2,252.3		$2,258.1
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€842.2		€844.4
					$1,218.7		$1,206.3
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD		$—		$—
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	LIBOR + 1.25%	USD		$—		$—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% / 11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$3.2		$3.3

Total debt					$6,026.4		$6,020.3

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 6—Debt, Continued.

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of August 31, 2011 was 0.25%. The euro term loan had a 3-month LIBOR rate of 1.47% as of August 31, 2011. The Company’s term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months of the facilities. Through August 31, 2011, the total amount of required payments under our term loan facilities was $8.9 million. There were no borrowings under the asset-based revolving credit facility as of August 31, 2011. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.4469 and $1.4284, which represents the currency exchange rate from euros to U.S. dollars on August 31, 2011 and May 31, 2011, respectively.

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each calendar quarter. The remaining term loan interest is paid monthly. Interest on the notes is paid semiannually in October and April.

The Company’s revolving borrowing base available under all debt facilities at August 31, 2011 was $857.1 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility. During the month of October, the Company has been in discussions with ABN AMRO Bank regarding the limited use of its European revolver facility and the possible termination of the facility. If this facility is closed, the borrowing base available to the Company would have been $144.7 million less at August 31, 2011.

As of August 31, 2011, $42.8 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at August 31, 2011 and May 31, 2011:

	Fair Value at August 31, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$154.5	$154.5	$—	$—
Greek bonds	26.7	—	26.7	—
Pension plan assets	102.9	—	102.9	—
Foreign currency exchange contracts	0.1	—	0.1	—
Other	0.7	0.5	—	0.2

Total assets	$284.9	$155.0	$129.7	$0.2

Liabilities:
Interest rate swaps	$87.8	$—	$87.8	$—

Total liabilities	$87.8	$—	$87.8	$—

	Fair Value at May 31, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$0.3	$—	$0.3	$—
Money market funds	132.5	132.5	—	—
Time deposit	47.4	—	47.4	—
Greek bonds	31.1	—	31.1	—
Pension plan assets	104.1	—	104.1	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.5	0.3	—	0.2

Total assets	$316.1	$132.8	$183.1	$0.2

Liabilities:
Interest rate swaps	$96.8	$—	$96.8	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$96.9	$—	$96.9	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of August 31, 2011 and May 31, 2011, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 7—Fair Value Measurements, Continued.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

(in millions)
Balance at May 31, 2010	$5.7
Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of Level 3 investments	—

Balance at August 31, 2010	$5.7

(in millions)
Balance at May 31, 2011	$0.2
Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of Level 3 investments	—

Balance at August 31, 2011	$0.2

The estimated fair value of the Company’s long-term debt, including the current portion, at August 31, 2011 was $6,186.8 million, compared to a carrying value of $6,026.4 million, and was $6,314.9 million, compared to a carrying value of $6,020.3 million at May 31, 2011. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended August 31, 2011 and August 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of August 31, 2011, the Company’s net investment in European subsidiaries totaled €1,785.6 million ($2,583.6 million) and the outstanding principal balance of the euro term loan was €842.2 million ($1,218.7 million). The difference of €943.4 million ($1,364.9 million) is unhedged as of August 31, 2011. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2011, the Company had a swap liability of $87.8 million, which consisted of $62.5 million short-term, and $25.9 million long-term, partially offset by a $0.6 million credit valuation adjustment. As of May 31, 2011, the Company had a swap liability of $96.8 million, which consisted of $62.6 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment. The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions)					Fair Value at August 31, 2011 Asset (Liability)	Fair Value at May 31, 2011 Asset (Liability)
Structure	Currency	Notional Amount	Effective Date	Termination Date
4 year	EUR	€75.0	September 25, 2007	September 25, 2011	$(0.8)	$(1.7)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(1.1)	(1.4)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(13.0)	(13.6)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(2.7)	(2.5)
4 year	USD	$195.0	September 25, 2007	September 25, 2011	(0.7)	(3.1)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(2.0)	(3.0)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(30.0)	(37.3)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(8.4)	(9.3)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(15.0)	(13.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(14.7)	(12.2)
Credit valuation adjustment					0.6	0.6

Total interest rate instruments					$(87.8)	$(96.8)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three months ended August 31, 2011:

(in millions) Derivatives in cash flow hedging relationship	Three Months Ended August 31, 2011
Interest rate swaps, net of tax:
Amount of gain (loss) recognized in OCI	$5.9
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—

As of August 31, 2011, the effective interest rate, including the applicable lending margin, on 72.4% ($1,630.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.92% through the use of interest rate swaps. The effective interest rate on 45.7% (€385.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.33% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.21% and 4.29%, respectively. As of August 31, 2011 and May 31, 2011, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 8.04% and 7.96%, respectively.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of August 31, 2011, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.1 million recorded in prepaid expenses and other.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 9—Accumulated Other Comprehensive Income (Loss).

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

Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	Balance at May 31, 2011	Accumulated Other Comprehensive Income (Loss)	Balance at August 31, 2011
Unrecognized actuarial gain (loss) on pension assets, net of tax	$1.2	$0.1	$1.3
Foreign currency translation adjustments	235.8	12.4	248.2
Unrealized gain (loss) on interest rate swaps, net of tax	(60.4)	5.9	(54.5)
Unrealized loss on available-for-sale securities, net of tax	(4.8)	4.7	(0.1)

Accumulated other comprehensive income (loss)	$171.8	$23.1	$194.9

Note 10—Share-based Compensation and Stock Plans.

The Company expenses all share-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized for the three months ended August 31, 2011 and 2010 was $4.7 million and $5.1 million, respectively.

Note 11—Income Taxes

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

The Internal Revenue Service has completed its examination relating to the Company’s U.S. federal income tax returns for the tax years ended May 31, 2007, July 11, 2007 and May 31, 2008. The Company is no longer subject to U.S. federal income tax examinations for the tax years prior to and including the year ended May 31, 2002, as well as May 31, 2005 and May 31, 2006.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of August 31, 2011, the Company believes that it is reasonably possible that its worldwide gross liabilities for UTBs may decrease by up to $25.0 million within the succeeding twelve months due to potential tax settlements. Substantially all of the Company’s UTBs as of August 31, 2011, if recognized, would affect its effective tax rate.

The Company’s effective income tax rate decreased to 34.6% for the three months ended August 31, 2011 compared to 67.8% for the three months ended August 31, 2010, primarily due to projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of the Company’s foreign operations. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2011 and July 2010, respectively, had the effect of increasing the quarterly income tax benefit by $7.0 million in the three months ended August 31, 2011 and increasing the quarterly income tax benefit by $2.8 million in the three months ended August 31, 2010.

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 12—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive, sports, extremities and trauma (“S.E.T.”), spine and bone healing, dental and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific.

Net sales by product category for the three months ended August 31, 2011 and 2010 were as follows:

	Three Months Ended August 31,
(in millions)	2011(1)	2010(1)
Net sales by product:
Large Joint Reconstructive	$397.0	$379.7
S.E.T.	80.1	72.1
Spine & Bone Healing	76.1	84.7
Dental	59.3	56.6
Other	52.1	47.6

Total	$664.6	$640.7

(1)

New product categories have been created in order to more closely represent the way the Company currently reports sales and markets products. Certain amounts have been reclassified to conform to the current presentation.

Net sales by geography for the three months ended August 31, 2011 and 2010 were as follows:

	Three Months Ended August 31,
(in millions)	2011	2010
Net sales by geography:
United States	$414.7	$419.1
Europe	148.5	137.2
International(1)	101.4	84.4

Total	$664.6	$640.7

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific

Long-term assets by geography as of August 31, 2011 and May 31, 2010 were as follows:

(in millions)	August 31, 2011	May 31, 2011
Long-term assets(1) by geography:
United States	$7,128.0	$7,199.7
Europe	1,238.5	1,233.7
International	1,229.5	1,209.5

Total	$9,596.0	$9,642.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

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

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONSOLIDATING BALANCE SHEETS

	August 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$285.3	$145.9	$—	$431.2
Accounts receivable, net	—	225.7	232.1	—	457.8
Investments	—	—	7.5	—	7.5
Income tax receivable	—	2.0	2.2	—	4.2
Inventories, net	—	288.5	436.3	(143.3)	581.5
Deferred income taxes	—	60.5	9.3	—	69.8
Prepaid expenses and other	—	57.0	50.5	—	107.5

Total current assets	—	919.0	883.8	(143.3)	1,659.5
Property, plant and equipment, net	—	323.8	322.7	(10.7)	635.8
Investments	—	10.2	19.2		29.4
Investment in subsidiaries	9,316.6	—	—	(9,316.6)	—
Intangible assets, net	—	3,354.6	1,117.1	—	4,471.7
Goodwill	—	3,460.8	1,027.7	—	4,488.5
Other assets	—	54.0	6.7	—	60.7

Total assets	$9,316.6	$8,122.4	$3,377.2	$(9,470.6)	$11,345.6

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$36.1	$—	$1.6	$—	$37.7
Accounts payable	—	53.2	36.7	—	89.9
Accrued interest	131.9	—	—	—	131.9
Accrued wages and commissions	—	42.3	38.8	—	81.1
Other accrued expenses	—	138.0	74.9	—	212.9

Total current liabilities	168.0	233.5	152.0	—	553.5
Long-term debt	5,985.1	—	3.6	—	5,988.7
Deferred income taxes	—	1,095.9	332.3	—	1,428.2
Other long-term liabilities	—	177.5	34.2	—	211.7

Total liabilities	6,153.1	1,506.9	522.1	—	8,182.1
Shareholder’s equity	3,163.5	6,615.5	2,855.1	(9,470.6)	3,163.5

Total liabilities and shareholder’s equity	$9,316.6	$8,122.4	$3,377.2	$(9,470.6)	$11,345.6

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$176.4	$151.4	$—	$327.8
Accounts receivable, net	—	221.6	258.5	—	480.1
Investments	—	33.4	8.0	—	41.4
Income tax receivable	—	4.1	1.3	—	5.4
Inventories, net	—	292.1	414.7	(124.3)	582.5
Deferred income taxes	—	60.3	11.2	—	71.5
Prepaid expenses and other	—	57.1	52.6	—	109.7

Total current assets	—	845.0	897.7	(124.3)	1,618.4
Property, plant and equipment, net	—	332.5	315.8	(9.9)	638.4
Investments	—	10.0	23.1		33.1
Investment in subsidiaries	9,253.9	—	—	(9,253.9)	—
Intangible assets, net	—	3,416.6	1,117.8	—	4,534.4
Goodwill	—	3,460.8	1,009.3	—	4,470.1
Other assets	—	56.3	6.3	—	62.6

Total assets	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.9	$—	$1.5	$—	$37.4
Accounts payable	—	48.1	43.0	—	91.1
Accrued interest	64.1	—	—	—	64.1
Accrued wages and commissions	—	56.7	48.3	—	105.0
Other accrued expenses	—	153.5	88.3	—	241.8

Total current liabilities	100.0	258.3	181.1	—	539.4
Long-term debt	5,978.8	—	4.1	—	5,982.9
Deferred income taxes	—	1,126.1	361.5	—	1,487.6
Other long-term liabilities	—	130.8	41.2	—	172.0

Total liabilities	6,078.8	1,515.2	587.9	—	8,181.9
Shareholder’s equity	3,175.1	6,606.0	2,782.1	(9,388.1)	3,175.1

Total liabilities and shareholder’s equity	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 13—Guarantor and Non-guarantor Financial Statements, Continued.

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$426.7	$237.9	$—	$664.6
Cost of sales	—	157.8	138.4	(80.9)	215.3

Gross profit	—	268.9	99.5	80.9	449.3
Operating expenses	—	247.8	128.8	—	376.6

Operating income (loss)	—	21.1	(29.3)	80.9	72.7
Other (income) expense, net	123.4	1.4	7.8	—	132.6

Income (loss) before income taxes	(123.4)	19.7	(37.1)	80.9	(59.9)
Tax expense (benefit)	(39.4)	6.2	(5.6)	18.1	(20.7)
Equity in earnings of subsidiaries	44.8	—	—	(44.8)	—

Net income (loss)	$(39.2)	$13.5	$(31.5)	$18.0	$(39.2)

	Three Months Ended August 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$430.4	$210.3	$—	$640.7
Cost of sales	—	124.7	99.1	(29.8)	194.0

Gross profit	—	305.7	111.2	29.8	446.7
Operating expenses	—	254.2	122.8	—	377.0

Operating income (loss)	—	51.5	(11.6)	29.8	69.7
Other (income) expense, net	125.4	(1.3)	0.9	—	125.0

Income (loss) before income taxes	(125.4)	52.8	(12.5)	29.8	(55.3)
Tax expense (benefit)	(47.8)	20.0	(1.8)	(7.9)	(37.5)
Equity in earnings of subsidiaries	59.8	—	—	(59.8)	—

Net income (loss)	$(17.8)	$32.8	$(10.7)	$(22.1)	$(17.8)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended August 31, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$30.1	$77.3	$(2.5)	$18.2	$123.1
Cash flows provided by (used in) investing activities	(20.9)	31.6	(2.0)	(18.2)	(9.5)
Cash flows used in financing activities	(9.2)	—	(0.5)	—	(9.7)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash and cash equivalents	—	108.9	(5.5)	—	103.4
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$285.3	$145.9	$—	$431.2

	Three Months Ended August 31, 2010
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$52.4	$90.7	$10.3	$(22.1)	$131.3
Cash flows provided by (used in) investing activities	(46.4)	3.6	(21.6)	22.1	(42.3)
Cash flows used in financing activities	(6.0)	—	(3.2)	—	(9.2)
Effect of exchange rate changes on cash	—	—	5.1	—	5.1

Increase (decrease) in cash and cash equivalents	—	94.3	(9.4)	—	84.9
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$197.8	$76.2	$—	$274.0

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 14—Restructuring

The Company recorded $8.2 million and $1.9 million in employee severance costs during three months ended August 31, 2011 and 2010, respectively. The expense for the three months ended August 31, 2011 resulted primarily from the global reconstructive products reorganization program. The program includes the reorganization of our domestic and international reconstructive products corporate structure. In addition, the Company reduced headcount at certain manufacturing facilities due to lower than expected product sales volumes. These restructuring charges were recorded within cost of sales; selling, general and administrative expense; and research and development expense. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2011	$5.9
Costs incurred and charged to expense	8.2
Costs paid or otherwise settled	(2.2)
Non-cash adjustments(1)	0.2

Balance at August 31, 2011	$12.1

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2010	$2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments(1)	0.1

Balance at August 31, 2010	$3.8

(1)	Primarily related to foreign currency fluctuations.

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

U.S. Securities and Exchange Commission (“SEC”) Informal Investigation

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

Note 16—Related Parties.

Transactions with the Sponsor Group

On December 18, 2006, the Company entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc. (“Parent”), and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the Company’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At the Company’s special meeting of shareholders held on September 5, 2007, more than 91% of the Company’s shareholders voted to approve the proposed merger, and Parent acquired the Company on September 25, 2007 through a reverse subsidiary merger with the Company being the surviving company (the “Merger”). Subsequent to the acquisition, the Company became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions are referred to collectively as the “Transactions.”

Management Services Agreement

Upon completion of the Transactions, the Company entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.0 million and $2.4 million for the three months ended August 31, 2011 and 2010, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates. Due to the large portfolios of the Sponsors, the Company and its employees may have transactions with the Sponsors and certain affiliates of the Sponsors independent of transactions described above.

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

Biomet, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Note 16—Related Parties, Continued.

Consulting Agreements

On January 14, 2010, the Company entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. A $0.1 million payment was made to Dr. Miller under the consulting agreement during the three months ended August 31, 2011.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of August 31, 2011, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.

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

Periodically, the Company charters a plane indirectly owned by Dane A. Miller, Ph.D., through a non-related third party charter service, for Biomet business related use. There were no payments made during the three months ended August 31, 2011 and 2010.

The Company engaged KKR Capstone which is an affiliate of Kohlberg Kravis Roberts & Co to provide analysis for certain restructuring initiatives. The Company or its affiliates paid KKR Capstone $0.6 million made during the three months ended August 31, 2011, and no payments during the three months ended August 31, 2010.

Capital Contributions and Share Repurchases

At the direction of Parent, the Company funded the repurchase of common shares of its parent company of $0.3 million and $0.2 million for the three months ended August 31, 2011 and 2010, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three months ended August 31, 2011 and 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. Our corporate headquarters are located in Warsaw, Indiana and we have manufacturing and/or office facilities in more than 50 locations worldwide and distribute products in approximately 90 countries.

Executive Overview

Our net sales increased 4% for the three months ended August 31, 2011 to $664.6 million, compared to $640.7 million for the three months ended August 31, 2010. The effect of foreign currency fluctuations positively impacted reported net sales for the three months ended August 31, 2011 by $24.9 million, with Europe reported net sales positively impacted by $15.7 million, or 11%, and International reported net sales positively impacted by $9.2 million, or 9%. New product categories have been created in order to more closely represent the way we currently report sales and market our products. The following represents key sales growth statistics for the three months ended August 31, 2011 compared to the three months ended August 31, 2010:

•	Large Joint Reconstructive product sales increased 5% worldwide and decreased 1% in the U.S.

•	Sports, Extremities and Trauma (“S.E.T.”) product sales increased 11% worldwide and 8% in the U.S.

•	Spine & Bone Healing product sales decreased 10% worldwide and in the U.S.

•	Dental product sales increased 5% worldwide and 7% in the U.S.

•	Other product sales increased 9% worldwide and 3% in the U.S.

Our operating income for the three months ended August 31, 2011 was $72.7 million, compared to $69.7 million for the three months ended August 31, 2010. The increase was primarily due to a decrease in amortization expense which was primarily a result of the goodwill and intangible assets impairment charge of $941.4 million in the fourth quarter of fiscal 2011, causing a decrease in the intangible asset balance remaining to be amortized. This decrease in amortization expense was partially offset by an increase in both selling, general and administrative expense and research and development expense.

Our interest expense for the three months ended August 31, 2011 was $125.4 million, compared to $126.8 million for the three months ended August 31, 2010, primarily due to a lower average interest rate on our outstanding floating rate debt.

Net cash provided by operating activities was $123.1 million for the three months ended August 31, 2011, as compared to net cash provided of $131.3 million for the three months ended August 31, 2010. The decrease in cash provided by operating activities of $8.2 million was primarily due to an increase in cash paid for taxes due to net operating losses expiring in the United States and increased taxes paid in Japan due to an increase in taxable income.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Ireland, Italy, Portugal, Spain and Turkey, among other European Union countries, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of August 31, 2011, our orthopedic net accounts receivable in these six countries totaled over $70.0 million. To date, we have not experienced any significant cash losses in the current fiscal year with respect to the collection of our accounts receivable related to sales within these countries.

We received $45.5 million face value zero coupon bonds from the Greek government as payment for the outstanding accounts receivable balance from 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. The one year bonds are due to mature in December 2011 and we are unable to predict if the Greek government will be able to settle its obligations upon maturity or otherwise. The bonds were considered other than temporarily impaired as of August 31, 2011 and we recorded a loss in other (income) expense of $9.2 million. The bonds due to mature in December 2011 of $7.5 million are classified as current in the consolidated balance sheet at August 31, 2011.

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Products

Our product portfolio encompasses large joint reconstructive, S.E.T., spine & bone healing, dental and other products.

Large Joint Reconstructive Products – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our large orthopedic reconstructive joints are knees and hips. We also produce some of the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems.

S.E.T. – We manufacture and distribute a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints outside of hips and knees that have deteriorated as a result of disease or injury. Our primary reconstructive joint in this product category is the shoulder, but we produce other joints as well. Trauma devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Trauma products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries) and external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable).

Spine & Bone Healing Products – Our spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; electrical stimulation devices for spinal applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone Healing products include electrical stimulation devices used for trauma indications, offering implantable and non-invasive options to stimulate bone growth, as well as orthopedic support products (also referred to as bracing products).

Dental Products – Dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. We also offer crown and bridge products.

Other Products – We manufacture and distribute a number of other products, including microfixation products, autologous therapies, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Results of Operations

For the Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

(in millions, except percentages)	Three Months Ended August 31, 2011	Percentage of Net Sales	Three Months Ended August 31, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$664.6	100%	$640.7	100%	4%
Cost of sales	215.3	32	194.0	30	11

Gross profit	449.3	68	446.7	70	1
Selling, general and administrative expense	261.6	39	251.9	39	4
Research and development expense	32.0	5	29.9	5	7
Amortization	83.0	12	95.2	15	(13)

Operating income	72.7	11	69.7	11	4
Interest expense	125.4	19	126.8	20	(1)
Other (income) expense	7.2	1	(1.8)	—	(500)

Other expense, net	132.6	20	125.0	20	6

Loss before income taxes	(59.9)	(9)	(55.3)	(9)	8
Benefit from income taxes	(20.7)	(3)	(37.5)	(6)	(45)

Net loss	$(39.2)	(6)%	$(17.8)	(3)%	120%

Sales

Net sales were $664.6 million for the three months ended August 31, 2011, and $640.7 million for the three months ended August 31, 2010. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended August 31, 2011	Percentage of Net Sales	Three Months Ended August 31, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$414.7	63%	$419.1	66%	(1)%
Europe	148.5	22	137.2	21	8
International(1)	101.4	15	84.4	13	20

Total	$664.6	100%	$640.7	100%	4%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2011(1)	Percentage of Net Sales	Three Months Ended August 31, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$397.0	60%	$379.7	60%	5%
Sports, Extremities, Trauma (S.E.T.)	80.1	12	72.1	11	11
Spine & Bone Healing	76.1	11	84.7	13	(10)
Dental	59.3	9	56.6	9	5
Other	52.1	8	47.6	7	9

Total	$664.6	100%	$640.7	100%	4%

(1)

New product categories have been created in order to more closely represent the way we currently report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the three months ended August 31, 2011 was $397.0 million, or 60% of net sales, representing a 5% increase compared to net sales of $379.7 million, or 60% of net sales, during the three months ended August 31, 2010.

Knee product sales increased 2% worldwide and decreased 4% in the United States during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. The primary contributors of sales included the Vanguard® Complete Knee System with E1® antioxidant infused tibial bearings.

Hip product sales increased 7% worldwide and 3% in the United States during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. The primary contributors of sales included the Regenerex® RingLoc®+ Acetabular Systems, E1® Antioxidant Infused Technology Bearings, the Taperloc® Complete Hip Stem and the Echo® Hip System, as well as the Arcos® Modular Femoral Revision System.

Sales of bone cement and other reconstructive sales increased 10% worldwide and 7% in the United States during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. The primary contributors of sales included the Cobalt™ MV and HV, medium and high viscosity cements with Gentamicin and StageOne™ hip and knee cement spacer molds including the StageOne™ Select modular hip molds.

S.E.T.

Worldwide net sales of S.E.T. products for the three months ended August 31, 2011 were $80.1 million, or 12% of net sales, representing an 11% increase compared to net sales of $72.1 million, or 11% of net sales, during the three months ended August 31, 2010.

Sports medicine sales increased 12% worldwide, with a 1% sales increase in the United States, during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. The primary contributors of sales included the JuggerKnot™ Soft Anchor, the ZipTight™ Fixation System for Ankle Syndesmosis, and the TunneLoc® Femoral Fixation Device.

Extremity product sales increased 19% worldwide, with a 21% sales increase in the United States, during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong growth for the extremity product category.

Trauma product sales decreased 2% worldwide, with a 6% sales decrease in the United States, during the three months ended August 31, 2011, compared to the three months ended August 31, 2010. External fixation continued to decline, which was partially offset by increases in internal fixation. The primary contributors to net sales included OptiLock® Proximal Humeral Plating System and OptiLock® VL Distal Radius Plating System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the three months ended August 31, 2011 were $76.1 million, or 11% of net sales, representing a 10% decrease compared to net sales of $84.7 million, or 13% of net sales, for the three months ended August 31, 2010. We believe the spine market continued to be affected by mid-single-digit price erosion, the slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and the continued trend toward physician-owned distributorships.

Spine product sales decreased 10% worldwide and in the United States during the three months ended August 31, 2011, compared to the three months ended August 31, 2010.

Sales of bone healing products decreased 11% worldwide and in the United States during the three months ended August 31, 2011, compared to the three months ended August 31, 2010.

Dental

Worldwide net sales of dental products for the three months ended August 31, 2011 were $59.3 million, or 9% of net sales, representing a 5% increase compared to net sales of $56.6 million, or 9% of net sales, during the three months ended August 31, 2010. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our first quarter dental sales.

Other

Worldwide net sales of other products for the three months ended August 31, 2011 were $52.1 million, or 8% of net sales, representing a 9% increase compared to net sales of $47.6 million, or 7% of net sales, during the three months ended August 31, 2010. Our microfixation product sales grew at a double digit rate during the quarter both worldwide and in the United States, which was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the three months ended August 31, 2011 increased to $449.3 million compared to gross profit for the three months ended August 31, 2010 of $446.7 million, or 68% and 70% of net sales, respectively. Gross profit as a percentage of net sales was slightly down compared to the three months ended August 31, 2010 due to a decrease in average selling prices and unfavorable manufacturing variances incurred in the prior fiscal year due to plant volumes being lower than planned.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended August 31, 2011 and 2010 were $261.6 million and $251.9 million, respectively, or 39% of net sales for both periods. The expense was slightly up due to the costs to implement the restructuring plan commenced in the first quarter of fiscal 2012.

Research and Development Expense

Research and development expense during the three months ended August 31, 2011 and 2010 was $32.0 million and $29.9 million, respectively, or 5% of net sales for both periods. The slight increase in research and development expenses for the three months ended August 31, 2011 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies. Expenses during the three months ended August 31, 2011 were primarily related to the following research and development projects: Vanguard® SSK 360 Revision System (Reconstructive-Knees), Taperloc® Complete Micro Stem, Oxford® Twin Peg Femur, Signature™ System for Oxford® Partial Knee, TunneLoc® Femoral Fixation Device, JuggerKnot™ Soft Anchor 2.9, Zyston™ Straight Spacer and Tapered PREVAIL® 3.4mm Abutment.

Amortization

Amortization expense for the three months ended August 31, 2011 was $83.0 million or 12% of net sales, compared to $95.2 million for the three months ended August 31, 2010, or 15% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business and the use of the accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life cycle.

Interest Expense

Interest expense was $125.4 million for the three months ended August 31, 2011, compared to interest expense of $126.8 million for the three months ended May 31, 2010. The decrease in interest expense was primarily due to a lower average interest rate on our outstanding floating rate debt.

Other (Income) Expense

Other (income) expense was expense of $7.2 million for the three months ended August 31, 2011, compared to income of $1.8 million for the three months ended August 31, 2010. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $9.2 million for the three months ended August 31, 2011.

Benefit from Income Taxes

The effective income tax rate decreased to 34.6% for the three months ended August 31, 2011 compared to 67.8% for the three months ended August 31, 2010, primarily due to projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of our foreign operations. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2011 and July 2010, had the effect of increasing the quarterly income tax benefit by $7.0 million in the three months ended August 31, 2011 and increasing the quarterly income tax benefit by $2.8 million in the three months ended August 31, 2010.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the three months ended August 31, 2011 and 2010:

(in millions)	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
Net cash from (used in):
Operating activities	$123.1	$131.3
Investing activities	(9.5)	(42.3)
Financing activities	(9.7)	(9.2)
Effect of exchange rate changes on cash	(0.5)	5.1

Change in cash and cash equivalents	$103.4	$84.9

For the Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

Our cash and cash equivalents were $431.2 million as of August 31, 2011 compared to $274.0 million as of August 31, 2010. We maintain our cash and cash equivalents and investments in money market funds, time deposits, corporate bonds and debt instruments. We are exposed to interest rate risk on certain debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $123.1 million for the three months ended August 31, 2011, compared to net cash flows provided of $131.3 million for the three months ended August 31, 2010. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The decrease in cash provided by operating activities of $8.2 million was primarily due to an increase in cash paid for taxes due to net operating losses expiring in the United States and increased taxes paid in Japan due to an increase in taxable income.

Investing Cash Flows

Net cash used in investing activities was $9.5 million for the three months ended August 31, 2011 and $42.3 million for the three months ended August 31, 2010. Net cash used in investing activities for the three months ended August 31, 2011 and 2010 primarily related to capital expenditures of $39.2 million and $36.5 million, respectively, and acquisitions, net of cash acquired, of $3.9 million and $9.6 million, respectively, partially offset by proceeds from the sale/maturities of investments of $33.7 million and $3.8 million, respectively.

Financing Cash Flows

Net cash used in financing activities was $9.7 million for the three months ended August 31, 2011, compared to $9.2 million for the three months ended August 31, 2010. Net cash used in financing activities for the three months ended August 31, 2011 and 2010 primarily related to required payments under the senior secured credit facilities of $8.9 million and $8.5 million, respectively.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns for the three months ended August 31, 2011 and May 31, 2011.

	August 31, 2011	May 31, 2011
Days Sales Outstanding	62.9	61.3
Inventory Turns	1.54	1.54

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Our higher DSO is the result of a slowdown in customer payments primarily in Europe. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies.

Non-GAAP Disclosures

We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

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

(in millions, except ratios)	August 31, 2011		May 31, 2011
USD Term Loan B	$2,252.3		$2,258.1
EUR Term Loan B	1,218.7		1,206.3

Consolidated Senior Secured Debt	$3,471.0		$3,464.4

LTM Adjusted EBITDA	$1,009.6	(2)	$1,010.4
Senior Secured Leverage Ratio(1)	3.44		3.43

(1)	Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt divided by the total of the last twelve months, or “LTM,” adjusted EBITDA.
(2)

The LTM Adjusted EBITDA for August 31, 2011 includes three months of Adjusted EBITDA during fiscal year 2012 of $226.6 million, plus the last nine months of Adjusted EBITDA from fiscal year 2011 of $783.0 million.

We use adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period over period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization and/or exclude certain expenses as defined by our credit agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation, litigation costs, and other related charges.

Adjusted EBITDA for the three months ended August 31, 2011 and 2010, the nine months ended May 31, 2011 and the year ended May 31, 2010 is calculated as follows:

(in millions)	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Nine Months Ended(1) May 31, 2011	Year Ended May 31, 2010
Net loss	$(39.2)	$(17.8)	$(832.0)	$(849.8)
Depreciation	46.8	41.5	139.6	181.1
Amortization	83.0	95.2	272.7	367.9
Interest expense	125.4	126.8	372.1	498.9
Other (income) expense	7.2	(1.8)	(9.4)	(11.2)
Income taxes	(20.7)	(37.5)	(177.3)	(214.8)

EBITDA, as reported	$202.5	$206.4	$(234.3)	$(27.9)

Special items adjustments:
Stock-based compensation expense(2)	$4.7	$5.1	$7.6	$12.7
Litigation settlements and reserves and other legal fees(3)	1.0	4.3	8.2	12.5
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(4)	16.4	9.3	52.3	61.6
Sponsor fee(5)	2.0	2.3	7.8	10.1
Goodwill and intangible assets impairment charge(6)	—	—	941.4	941.4

EBITDA, as adjusted(7)	$226.6	$227.4	$783.0	$1,010.4

(1)	The nine months ended May 31, 2011 shows the activity from September 1, 2010 to May 31, 2011.
(2)	Stock-based compensation expense is excluded from non-GAAP measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.
(3)	We exclude certain litigation-related expenses from non-GAAP measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.
(4)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(5)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual adjusted EBITDA as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance.
(6)	During fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. We exclude this non-cash charge from non-GAAP measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(7)	As defined in our credit agreement.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving credit facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of August 31, 2011. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months. As of August 31, 2011, required principal payments of $36.1 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at August 31, 2011 was $857.1 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility. During the month of October, we have been in discussions with ABN AMRO Bank regarding the limited use of our European facility and the possible termination of the facility. If this facility is closed, the borrowing base available to us would have been $144.7 million less at August 31, 2011.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2011.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in our Form 10-K for the year ended May 31, 2011, filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. Beginning in fiscal 2011, the Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany purchases of finished goods inventory. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other income (expense). Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. The notional amount of these contracts at August 31, 2011 was $21.6 million. There was no material gain or loss on the forward currency exchange contracts during the three months ended August 31, 2011.

There have been no other material changes from the information about market risk provided in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 4.	Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2011. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet’s disclosure controls and procedures were effective as of August 31, 2011.

Changes in internal control over financial reporting

There were no changes in Biomet’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 1A.	Risk Factors

As of August 31, 2011, there were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biomet, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: October 14, 2011	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: October 14, 2011	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document