Form 10-Q
period 2011-11-30
BIOMET INC; LVB Acquisition, Inc.
filed 2012-01-13
CIK 351346, 1402366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-54505

Commission File Number 001-15601

LVB ACQUISITION, INC.

BIOMET, INC.

(Exact name of registrant as specified in its charter)

Delaware Indiana	26-0499682 35-1418342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 East Bell Drive, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

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

                             LVB ACQUISITION, INC.        Yes  ☐    No  ☑

                             BIOMET, INC.                            Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                            LVB ACQUISITION, INC.         Yes  ☑    No  ☐

                             BIOMET, INC.                             Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

LVB ACQUISITION, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             LVB ACQUISITION, INC.         Yes  ☐    No  ☑

                            BIOMET, INC.                             Yes  ☐     No  ☑

The number of shares of the registrants’ common stock outstanding as of December 31, 2011:

LVB ACQUISITION, INC.              552,331,876 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

PART I. FINANCIAL INFORMATION

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by two registrants: LVB Acquisition, Inc. (“LVB”) and Biomet, Inc. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to LVB, Biomet, Inc. and its subsidiaries. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1.	Condensed Consolidated Financial Statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
	November 30, 2011	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$383.9	$327.8
Accounts receivable, less allowance for doubtful receivables of $37.8 ($38.2 at May 31, 2011)	495.8	480.1
Investments	6.6	41.4
Income tax receivable	3.7	5.4
Inventories, net	561.8	582.5
Deferred income taxes	71.0	71.5
Prepaid expenses and other	104.3	109.7

Total current assets	1,627.1	1,618.4
Property, plant and equipment, net	596.2	638.4
Investments	21.0	33.1
Intangible assets, net	4,339.7	4,534.4
Goodwill	4,429.8	4,470.1
Other assets	59.1	62.6

Total assets	$11,072.9	$11,357.0

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.5	$37.4
Accounts payable	95.2	91.1
Accrued interest	58.7	64.1
Accrued wages and commissions	93.7	105.0
Other accrued expenses	217.6	241.8

Total current liabilities	501.7	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,884.9	5,982.9
Deferred income taxes	1,396.1	1,487.6
Other long-term liabilities	191.3	172.0

Total liabilities	7,974.0	8,181.9
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,331,876 and 552,531,316 shares issued and outstanding	5.5	5.5
Additional paid-in capital	5,616.2	5,608.6
Accumulated deficit	(2,664.0)	(2,610.8)
Accumulated other comprehensive income	141.2	171.8

Total shareholders’ equity	3,098.9	3,175.1

Total liabilities and shareholders’ equity	$11,072.9	$11,357.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Net sales	$725.1	$698.3	$1,389.7	$1,339.0
Cost of sales	234.9	207.5	450.2	401.5

Gross profit	490.2	490.8	939.5	937.5
Selling, general and administrative expense	270.9	260.6	532.5	512.5
Research and development expense	31.1	29.6	63.1	59.5
Amortization	84.4	94.8	167.4	190.0

Operating income	103.8	105.8	176.5	175.5
Interest expense	120.8	122.9	246.2	249.7
Other (income) expense	4.9	(3.9)	12.1	(5.7)

Other expense, net	125.7	119.0	258.3	244.0

Loss before income taxes	(21.9)	(13.2)	(81.8)	(68.5)
Benefit from income taxes	(7.9)	(5.6)	(28.6)	(43.1)

Net loss	$(14.0)	$(7.6)	$(53.2)	$(25.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited)
	Six Months Ended November 30,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(53.2)	$(25.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	261.5	276.2
Amortization of deferred financing costs	5.5	5.7
Stock-based compensation expense	8.7	9.4
Recovery of doubtful accounts receivable	(2.5)	(1.6)
Realized gain on investments	—	(2.6)
Loss on impairment of investments	16.5	—
Property, plant and equipment impairment charge	0.4	0.6
Provision for inventory obsolescence	3.8	7.0
Deferred income taxes	(87.6)	(54.4)
Loss on extinguishment of debt	—	1.2
Other	1.8	(19.5)
Changes in operating assets and liabilities:
Accounts receivable	(37.9)	(1.5)
Inventories	1.4	(51.5)
Prepaid expenses	2.0	(1.7)
Accounts payable	6.2	2.4
Income taxes	17.8	7.2
Accrued interest	(5.4)	(6.6)
Accrued expenses and other	(5.2)	6.5

Net cash provided by operating activities	133.8	151.4
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	33.7	11.7
Purchases of investments	(0.2)	—
Proceeds from sale of property and equipment	13.1	4.8
Capital expenditures	(81.2)	(88.8)
Acquisitions, net of cash acquired	(14.4)	(16.4)

Net cash used in investing activities	(49.0)	(88.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.8)	(1.1)
Proceeds under European facilities	—	0.1
Payments under senior secured credit facilities	(18.0)	(17.2)
Repurchase of senior notes	—	(11.2)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.1)	(1.0)

Net cash used in financing activities	(19.9)	(30.4)
Effect of exchange rate changes on cash	(8.8)	7.2

Increase in cash and cash equivalents	56.1	39.5
Cash and cash equivalents, beginning of period	327.8	189.1

Cash and cash equivalents, end of period	$383.9	$228.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$246.7	$250.8

Income taxes	$36.8	$17.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
	November 30, 2011	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$383.9	$327.8
Accounts receivable, less allowance for doubtful receivables of $37.8 ($38.2 at May 31, 2011)	495.8	480.1
Investments	6.6	41.4
Income tax receivable	3.7	5.4
Inventories, net	561.8	582.5
Deferred income taxes	71.0	71.5
Prepaid expenses and other	104.3	109.7

Total current assets	1,627.1	1,618.4
Property, plant and equipment, net	596.2	638.4
Investments	21.0	33.1
Intangible assets, net	4,339.7	4,534.4
Goodwill	4,429.8	4,470.1
Other assets	59.1	62.6

Total assets	$11,072.9	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$36.5	$37.4
Accounts payable	95.2	91.1
Accrued interest	58.7	64.1
Accrued wages and commissions	93.7	105.0
Other accrued expenses	217.6	241.8

Total current liabilities	501.7	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,884.9	5,982.9
Deferred income taxes	1,396.1	1,487.6
Other long-term liabilities	191.3	172.0

Total liabilities	7,974.0	8,181.9
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	5,621.7	5,614.1
Accumulated deficit	(2,664.0)	(2,610.8)
Accumulated other comprehensive income	141.2	171.8

Total shareholder’s equity	3,098.9	3,175.1

Total liabilities and shareholder’s equity	$11,072.9	$11,357.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended November 30,		(Unaudited) Six Months Ended November 30,
	2011	2010	2011	2010
Net sales	$725.1	$698.3	$1,389.7	$1,339.0
Cost of sales	234.9	207.5	450.2	401.5

Gross profit	490.2	490.8	939.5	937.5
Selling, general and administrative expense	270.9	260.6	532.5	512.5
Research and development expense	31.1	29.6	63.1	59.5
Amortization	84.4	94.8	167.4	190.0

Operating income	103.8	105.8	176.5	175.5
Interest expense	120.8	122.9	246.2	249.7
Other (income) expense	4.9	(3.9)	12.1	(5.7)

Other expense, net	125.7	119.0	258.3	244.0

Loss before income taxes	(21.9)	(13.2)	(81.8)	(68.5)
Benefit from income taxes	(7.9)	(5.6)	(28.6)	(43.1)

Net loss	$(14.0)	$(7.6)	$(53.2)	$(25.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Six Months Ended November 30,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(53.2)	$(25.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	261.5	276.2
Amortization of deferred financing costs	5.5	5.7
Stock-based compensation expense	8.7	9.4
Recovery of doubtful accounts receivable	(2.5)	(1.6)
Realized gain on investments	—	(2.6)
Loss on impairment of investments	16.5	—
Property, plant and equipment impairment charge	0.4	0.6
Provision for inventory obsolescence	3.8	7.0
Deferred income taxes	(87.6)	(54.4)
Loss on extinguishment of debt	—	1.2
Other	1.8	(19.5)
Changes in operating assets and liabilities:
Accounts receivable	(37.9)	(1.5)
Inventories	1.4	(51.5)
Prepaid expenses	2.0	(1.7)
Accounts payable	6.2	2.4
Income taxes	17.8	7.2
Accrued interest	(5.4)	(6.6)
Accrued expenses and other	(5.2)	6.5

Net cash provided by operating activities	133.8	151.4
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	33.7	11.7
Purchases of investments	(0.2)	—
Proceeds from sale of property and equipment	13.1	4.8
Capital expenditures	(81.2)	(88.8)
Acquisitions, net of cash acquired	(14.4)	(16.4)

Net cash used in investing activities	(49.0)	(88.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.8)	(1.1)
Proceeds under European facilities	—	0.1
Payments under senior secured credit facilities	(18.0)	(17.2)
Repurchase of senior notes	—	(11.2)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.1)	(1.0)

Net cash used in financing activities	(19.9)	(30.4)
Effect of exchange rate changes on cash	(8.8)	7.2

Increase in cash and cash equivalents	56.1	39.5
Cash and cash equivalents, beginning of period	327.8	189.1

Cash and cash equivalents, end of period	$383.9	$228.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$246.7	$250.8

Income taxes	$36.8	$17.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB ACQUISITION, INC.

BIOMET, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of LVB Acquisition, Inc. (“LVB” and “Parent”) and Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, and together with LVB, the “Company”, “we”, “us”, or “our”). Biomet is a wholly owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and six month periods ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in Biomet, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “2011 10-K”) and LVB’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission (“SEC”) on December 21, 2011 (the “Form 10/A”).

The May 31, 2011 balances have been derived from the audited financial statements included in (1) Biomet’s 2011 Form 10-K and (2) LVB Acquisition, Inc.’s Form 10/A.

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

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2011	May 31, 2011
Raw materials	$81.2	$85.0
Work-in-process	39.9	44.8
Finished goods	440.7	452.7

Inventories, net	$561.8	$582.5

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

Note 3—Property, Plant and Equipment, Continued.

Property, plant and equipment consisted of the following:

(in millions)	November 30, 2011	May 31, 2011
Land and land improvements	$40.5	$43.5
Buildings and leasehold improvements	88.8	110.9
Machinery and equipment	332.7	328.6
Instruments	610.0	573.0
Construction in progress	29.7	30.8

Total property, plant and equipment	1,101.7	1,086.8
Accumulated depreciation	(505.5)	(448.4)

Total property, plant and equipment, net	$596.2	$638.4

Note 4—Investments.

At November 30, 2011, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.1)	$0.5
Money market funds	9.5	—	—	9.5
Greek bonds	17.6	—	(0.3)	17.3

Total available-for-sale investments	$27.6	$0.1	$(0.4)	$27.3

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.3	$—	$—	$0.3

Total trading investments	$0.3	$—	$—	$0.3

At May 31, 2011, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Time deposit	33.1	—	—	33.1
Greek bonds	35.6	—	(4.5)	31.1
Other investments	0.3	—	—	0.3

Total available-for-sale investments	$79.0	$0.1	$(4.7)	$74.4

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.1	$—	$—	$0.1

Total trading investments	$0.1	$—	$—	$0.1

The Company recorded no proceeds on the sales/maturities of investments for the three months ended November 30, 2011 and proceeds of $7.9 million for the three months ended November 30, 2010 and $33.7 million and $11.7 million for the six months ended November 30, 2011 and 2010, respectively. The Company recorded a realized gain of $2.6 million for the three and six months ended November 30, 2010 that was included in other (income) expense. The Company received $45.5 million face value zero coupon bonds in December 2010 from the Greek government as payment for an outstanding accounts receivable balance from calendar years 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. The Company recorded realized losses of $7.3 million and $16.5 million on the Greek bonds related to other-than-temporary impairment for the three and six months ended November 30, 2011, respectively, which is included in other (income) expense. The one year bonds matured in December 2011 and the Company

Note 4—Investments, Continued.

received the full par value of approximately $8.4 million. The Company is unable to predict if the Greek government will be able to settle its obligations upon maturity or otherwise for the two and three year bonds. The outstanding two and three year bonds were classified as long-term in the consolidated balance sheet at November 30, 2011 and May 31, 2011.

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

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill as of November 30, 2011 and May 31, 2011 was $4,429.8 million and $4,470.1 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the weakening of the euro against the U.S. dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization and the weakening of the euro against the U.S. dollar.

The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. Effective September 1, 2011, in connection with the Company’s global reorganization, the Company made changes to its reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive). The Company formerly had eight, and now has six, identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on the Company’s current administrative organizational structure and the availability of discrete financial information.

The Company performs its annual assessment for impairment as of March 31 for all reporting units. The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company use in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

The Company has identified four reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include the U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), the Dental Reconstruction reporting unit ($428.5 million of goodwill), the Spine and Bone Healing reporting unit ($163.8 million of goodwill) and the Europe reporting unit ($239.5 million of goodwill). The level of excess fair value over carrying value for each of these higher risk reporting units is less than 10%.

Note 5—Goodwill and Other Intangible Assets, Continued.

Intangible assets consisted of the following at November 30, 2011 and May 31, 2011:

	November 30, 2011			May 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,850.0	$(410.7)	$1,439.3	$2,092.6	$(243.1)	$1,849.5	$(416.9)	$53.4	$1,486.0
Completed technology	594.2	(184.5)	409.7	664.9	(70.7)	594.2	(183.9)	21.8	432.1
Product trade names	184.5	(46.9)	137.6	183.7	—	183.7	(41.0)	—	142.7
Customer relationships	2,665.8	(776.0)	1,889.8	2,944.6	(300.4)	2,644.2	(778.5)	94.5	1,960.2
Non-compete contracts	4.6	(2.6)	2.0	4.6	—	4.6	(2.1)	—	2.5

Sub-total	5,299.1	(1,420.7)	3,878.4	5,890.4	(614.2)	5,276.2	(1,422.4)	169.7	4,023.5
Corporate trade names	323.5	—	323.5	397.6	(74.1)	323.5	—	—	323.5
Currency translation	167.1	(29.3)	137.8	232.4	—	232.4	(45.0)	—	187.4

Total	$5,789.7	$(1,450.0)	$4,339.7	$6,520.4	$(688.3)	$5,832.1	$(1,467.4)	$169.7	$4,534.4

The weighted average useful life of the intangibles at November 30, 2011 is as follows:

Weighted Average Useful Life
Core technology	17 Years
Completed technology	11 Years
Product trade names	15 Years
Customer relationships	16 Years
Non-compete contracts	3 Years
Corporate trade names	Indefinite life

Expected amortization expense for the intangible assets stated above, for the years ending May 31, 2012 through 2016 is $336.5 million, $329.9 million, $320.3 million, $301.1 million, and $291.7 million, respectively.

Note 6—Debt.

The terms and carrying value of each debt instrument at November 30, 2011 and May 31, 2011 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2011		May 31, 2011
Debt Instruments
European facilities	No Maturity Date	Interest Free	EUR		€3.3		€3.9
					$4.5		$5.6
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$2,246.4		$2,258.1
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€840.0		€844.4
					$1,120.3		$1,206.3
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD		—		—
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	LIBOR + 1.25%	USD		—		—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% / 11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$3.2		$3.3

Total debt					$5,921.4		$6,020.3

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of November 30, 2011 was 0.36%. The euro term loan had a 3-month LIBOR rate of 1.49% as of November 30, 2011. The Company’s term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months of the facilities. Through November 30, 2011, the total amount of required payments under the Company’s term loan facilities was $18.0 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.3337 and $1.4284, which represents the currency exchange rate from euros to U.S. dollars on November 30, 2011 and May 31, 2011, respectively.

Note 6—Debt, Continued.

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each calendar quarter. The remaining term loan interest is paid monthly. Interest on the notes is paid semiannually in October and April.

The Company’s revolving borrowing base available under all debt facilities at November 30, 2011 was $713.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility. During the month of November 2011, ABN AMRO Bank terminated the European revolver facility due to the limited use of the facility.

As of November 30, 2011, $40.0 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

Each of Biomet, Inc.’s existing wholly-owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.

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

Note 7—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at November 30, 2011 and May 31, 2011:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$158.5	$158.5	$—	$—
Greek bonds	17.3	—	17.3	—
Pension plan assets	98.9	—	98.9	—
Foreign currency exchange contracts	0.4	—	0.4	—
Other	0.7	0.5	—	0.2

Total assets	$275.8	$159.0	$116.6	$0.2

Liabilities:
Interest rate swaps	$68.4	$—	$68.4	$—
Foreign currency exchange contracts	0.2	—	0.2	—

Total liabilities	$68.6	$—	$68.6	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	May 31, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$0.3	$—	$0.3	$—
Money market funds	132.5	132.5	—	—
Time deposit	47.4	—	47.4	—
Greek bonds	31.1	—	31.1	—
Pension plan assets	104.1	—	104.1	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.5	0.3	—	0.2

Total assets	$316.1	$132.8	$183.1	$0.2

Liabilities:
Interest rate swaps	$96.8	$—	$96.8	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$96.9	$—	$96.9	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of November 30, 2011 and May 31, 2011, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Note 7—Fair Value Measurements, Continued.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

(in millions)
Balance at May 31, 2010	$5.7
Total net gains included in earnings	2.6
Total unrealized gains included in other comprehensive income	(2.5)
Total proceeds from sale of Level 3 investments	(5.5)

Balance at November 30, 2010	$0.3

(in millions)
Balance at May 31, 2011	$0.2
Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of Level 3 investments	—

Balance at November 30, 2011	$0.2

The estimated fair value of the Company’s long-term debt, including the current portion, at November 30, 2011 was $6,144.5 million, compared to a carrying value of $5,921.4 million, and was $6,314.9 million, compared to a carrying value of $6,020.3 million at May 31, 2011. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended November 30, 2011 and 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of November 30, 2011, the Company’s net investment in European subsidiaries totaled €1,780.8 million ($2,375.1 million) and the outstanding principal balance of the euro term loan was €840.0 million ($1,120.3 million). The difference of €940.8 million ($1,254.8 million) is unhedged as of November 30, 2011. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Note 8—DerivativeInstruments and Hedging Activities, Continued.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2011, the Company had a swap liability of $68.4 million, which consisted of $51.7 million short-term, and $17.1 million long-term, partially offset by a $0.4 million credit valuation adjustment. As of May 31, 2011, the Company had a swap liability of $96.8 million, which consisted of $62.6 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment. The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			November 30, 2011	May 31, 2011
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
4 year	EUR	€75.0	September 25, 2007	September 25, 2011	$—	$(1.7)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(0.7)	(1.4)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(10.1)	(13.6)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(2.3)	(2.5)
4 year	USD	$195.0	September 25, 2007	September 25, 2011	—	(3.1)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(1.1)	(3.0)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(22.4)	(37.3)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(6.7)	(9.3)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(12.5)	(13.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(13.0)	(12.2)
Credit valuation adjustment					0.4	0.6

Total interest rate instruments					$(68.4)	$(96.8)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three and six months ended November 30, 2011:

(in millions) Derivatives in cash flow hedging relationship	Three Months Ended November 30, 2011	Six Months Ended November 30, 2011
Interest rate swaps, net of tax:
Amount of gain (loss) recognized in OCI	$12.1	$18.0
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—

As of November 30, 2011, the effective interest rate, including the applicable lending margin, on 63.9% ($1,435.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.76% through the use of interest rate swaps. The effective interest rate on 36.9% (€310.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.26% and 4.14%, respectively. As of November 30, 2011 and May 31, 2011, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.93% and 7.96%, respectively.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company entered into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of November 30, 2011, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.4 million recorded in prepaid expenses and other and liabilities of $0.2 million recorded in other accrued expenses.

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

Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	Balance at May 31, 2011	Other Comprehensive Income (Loss)	Balance at November 30, 2011
Unrecognized actuarial gain (loss) on pension assets, net of tax	$1.2	$(0.2)	$1.0
Foreign currency translation adjustments	235.8	(52.6)	183.2
Unrealized gain (loss) on interest rate swaps, net of tax	(60.4)	18.0	(42.4)
Unrealized loss on available-for-sale securities, net of tax	(4.8)	4.2	(0.6)

Accumulated other comprehensive income (loss)	$171.8	$(30.6)	$141.2

Note 10—Stock-based Compensation and Stock Plans.

The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $4.0 million and $4.3 million for the three months ended November 30, 2011 and 2010 and $8.7 million and $9.4 million for the six months ended November 30, 2011 and 2010, respectively.

Note 11—Income Taxes.

The Company applies guidance issued by the Financial Accounting Standards Board (“FASB”) for uncertainty in income taxes. The Company records the liability for unrecognized tax benefits (“UTBs”) as a long-term liability.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by tax and regulatory authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, the Netherlands, Spain, the United Kingdom and the United States.

The Internal Revenue Service has completed its examination relating to the Company’s U.S. federal income tax returns for the tax years ended May 31, 2007, July 11, 2007 and May 31, 2008. The Company is no longer subject to U.S. federal income tax examinations for the tax years prior to and including the year ended May 31, 2002, as well as May 31, 2005 and May 31, 2006.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various tax authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of November 30, 2011, the Company believes that it is reasonably possible that its worldwide gross liabilities for UTBs may decrease by up to $23.0 million within the succeeding twelve months due to potential tax settlements. Substantially all of the Company’s UTBs as of November 30, 2011, if recognized, would affect its effective tax rate.

The Company’s effective income tax rate was 36.1% and 35.0% for the three and six months ended November 30, 2011 compared to 42.4% and 62.9% for the three and six months ended November 30, 2010. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The Company’s effective income tax rates for the three and six months ended November 30, 2011 are lower than the effective income tax rate for the three and six months ended November 30, 2010 primarily due to projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. The tax benefit for the three and six months ended November 30, 2011 increased due to discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan, and the tax benefit for the six months ended November 30, 2011 increased due to the discrete impact of the reduction of corporate tax rates in the United Kingdom. The tax benefit for the three and six

Note 11—Income Taxes, Continued.

months ended November 30, 2010 was increased due to effective settlement of uncertain tax positions and the tax benefit for the six months ended November 30, 2010 was increased by the discrete impact of the reduction of corporate tax rates in the United Kingdom.

Note 12—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive; sports, extremities and trauma (“S.E.T.”); spine and bone healing; dental and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific.

Net sales by product category for the three and six months ended November 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2011(1)	2010(1)	2011(1)	2010(1)
Net sales by product:
Large Joint Reconstructive	$439.5	$422.8	$836.5	$802.5
S.E.T.	85.4	75.7	165.5	147.8
Spine & Bone Healing	77.3	81.2	153.4	165.9
Dental	73.6	71.7	132.9	128.3
Other	49.3	46.9	101.4	94.5

Total	$725.1	$698.3	$1,389.7	$1,339.0

(1)

New product categories have been created in order to more closely represent the way the Company currently reports sales and markets products. Certain amounts have been reclassified to conform to the current presentation.

Net sales by geography for the three and six months ended November 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2011	2010	2011	2010
Net sales by geography:
United States	$426.3	$416.9	$841.0	$836.0
Europe	195.1	188.8	343.6	326.0
International(1)	103.7	92.6	205.1	177.0

Total	$725.1	$698.3	$1,389.7	$1,339.0

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of November 30, 2011 and May 31, 2011 were as follows:

(in millions)	November 30, 2011	May 31, 2011
Long-term assets (1) by geography:
United States	$7,069.3	$7,199.7
Europe	1,128.9	1,233.7
International	1,167.5	1,209.5

Total	$9,365.7	$9,642.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 13—Guarantor and Non-Guarantor Financial Statements.

Each of Biomet, Inc.’s existing wholly-owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. LVB Acquisition, Inc. is neither a party nor guarantor of the notes described in Note 6.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONSOLIDATING BALANCE SHEETS

	November 30, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$199.0	$184.9	$—	$383.9
Accounts receivable, net	—	241.4	254.4	—	495.8
Investments	—	—	6.6	—	6.6
Income tax receivable	—	1.9	1.8	—	3.7
Inventories, net	—	287.2	400.9	(126.3)	561.8
Deferred income taxes	—	62.1	8.9	—	71.0
Prepaid expenses and other	—	57.1	47.2	—	104.3

Total current assets	—	848.7	904.7	(126.3)	1,627.1
Property, plant and equipment, net	—	308.7	299.3	(11.8)	596.2
Investments	—	10.2	10.8		21.0
Investment in subsidiaries	9,074.4	—	—	(9,074.4)	—
Intangible assets, net	—	3,311.8	1,027.9	—	4,339.7
Goodwill	—	3,460.8	969.0	—	4,429.8
Other assets	—	50.9	8.2	—	59.1

Total assets	$9,074.4	$7,991.1	$3,219.9	$(9,212.5)	$11,072.9

Liabilities & Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$35.1	$—	$1.4	$—	$36.5
Accounts payable	—	56.8	38.4	—	95.2
Accrued interest	58.5	—	0.2	—	58.7
Accrued wages and commissions	—	56.3	37.4	—	93.7
Other accrued expenses	—	133.4	84.2	—	217.6

Total current liabilities	93.6	246.5	161.6	—	501.7
Long-term debt	5,881.9	—	3.0	—	5,884.9
Deferred income taxes	—	1,068.7	327.4	—	1,396.1
Other long-term liabilities	—	158.8	32.5	—	191.3

Total liabilities	5,975.5	1,474.0	524.5	—	7,974.0
Shareholder's equity	3,098.9	6,517.1	2,695.4	(9,212.5)	3,098.9

Total liabilities and shareholder's equity	$9,074.4	$7,991.1	$3,219.9	$(9,212.5)	$11,072.9

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

	May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$176.4	$151.4	$—	$327.8
Accounts receivable, net	—	221.6	258.5	—	480.1
Investments	—	33.4	8.0	—	41.4
Income tax receivable	—	4.1	1.3	—	5.4
Inventories, net	—	292.1	414.7	(124.3)	582.5
Deferred income taxes	—	60.3	11.2	—	71.5
Prepaid expenses and other	—	57.1	52.6	—	109.7

Total current assets	—	845.0	897.7	(124.3)	1,618.4
Property, plant and equipment, net	—	332.5	315.8	(9.9)	638.4
Investments	—	10.0	23.1		33.1
Investment in subsidiaries	9,253.9	—	—	(9,253.9)	—
Intangible assets, net	—	3,416.6	1,117.8	—	4,534.4
Goodwill	—	3,460.8	1,009.3	—	4,470.1
Other assets	—	56.3	6.3	—	62.6

Total assets	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Liabilities & Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$35.9	$—	$1.5	$—	$37.4
Accounts payable	—	48.1	43.0	—	91.1
Accrued interest	64.1	—	—	—	64.1
Accrued wages and commissions	—	56.7	48.3	—	105.0
Other accrued expenses	—	153.5	88.3	—	241.8

Total current liabilities	100.0	258.3	181.1	—	539.4
Long-term debt	5,978.8	—	4.1	—	5,982.9
Deferred income taxes	—	1,126.1	361.5	—	1,487.6
Other long-term liabilities	—	130.8	41.2	—	172.0

Total liabilities	6,078.8	1,515.2	587.9	—	8,181.9
Shareholder's equity	3,175.1	6,606.0	2,782.1	(9,388.1)	3,175.1

Total liabilities and shareholder's equity	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$441.8	$283.3	$—	$725.1
Cost of sales	—	158.3	157.8	(81.2)	234.9

Gross profit	—	283.5	125.5	81.2	490.2
Operating expenses	—	256.5	129.9	—	386.4

Operating income (loss)	—	27.0	(4.4)	81.2	103.8
Other (income) expense, net	119.7	0.1	5.9	—	125.7

Income (loss) before income taxes	(119.7)	26.9	(10.3)	81.2	(21.9)
Tax expense (benefit)	(38.2)	8.7	(1.5)	23.1	(7.9)
Equity in earnings of subsidiaries	67.5	—	—	(67.5)	—

Net income (loss)	$(14.0)	$18.2	$(8.8)	$(9.4)	$(14.0)

	Three Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$432.4	$265.9	$—	$698.3
Cost of sales	—	132.4	152.4	(77.3)	207.5

Gross profit	—	300.0	113.5	77.3	490.8
Operating expenses	—	248.9	136.1	—	385.0

Operating income (loss)	—	51.1	(22.6)	77.3	105.8
Other (income) expense, net	123.6	(2.0)	(2.6)	—	119.0

Income (loss) before income taxes	(123.6)	53.1	(20.0)	77.3	(13.2)
Tax expense (benefit)	(31.7)	13.8	(3.0)	15.3	(5.6)
Equity in earnings of subsidiaries	84.3	—	—	(84.3)	—

Net income (loss)	$(7.6)	$39.3	$(17.0)	$(22.3)	$(7.6)

	Six Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$868.5	$521.2	$—	$1,389.7
Cost of sales	—	316.1	296.2	(162.1)	450.2

Gross profit	—	552.4	225.0	162.1	939.5
Operating expenses	—	504.3	258.7	—	763.0

Operating income (loss)	—	48.1	(33.7)	162.1	176.5
Other (income) expense, net	243.1	1.5	13.7	—	258.3

Income (loss) before income taxes	(243.1)	46.6	(47.4)	162.1	(81.8)
Tax expense (benefit)	(77.6)	14.8	(7.1)	41.3	(28.6)
Equity in earnings of subsidiaries	112.3	—	—	(112.3)	—

Net income (loss)	$(53.2)	$31.8	$(40.3)	$8.5	$(53.2)

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

	$000,00	$000,00	$000,00	$000,00	$000,00
	Six Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$862.7	$476.3	$—	$1,339.0
Cost of sales	—	257.0	251.6	(107.1)	401.5

Gross profit	—	605.7	224.7	107.1	937.5
Operating expenses	—	503.0	259.0	—	762.0

Operating income (loss)	—	102.7	(34.3)	107.1	175.5
Other (income) expense, net	249.0	(3.3)	(1.7)	—	244.0

Income (loss) before income taxes	(249.0)	106.0	(32.6)	107.1	(68.5)
Tax expense (benefit)	(79.4)	33.8	(4.9)	7.4	(43.1)
Equity in earnings of subsidiaries	144.2	—	—	(144.2)	—

Net income (loss)	$(25.4)	$72.2	$(27.7)	$(44.5)	$(25.4)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	$000,0	$000,0	$000,0	$000,0	$000,0
	Six Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(53.2)	$160.9	$17.6	$8.5	$133.8
Cash flows provided by (used in) investing activities	72.3	(138.3)	25.5	(8.5)	(49.0)
Cash flows used in financing activities	(19.1)	—	(0.8)	—	(19.9)
Effect of exchange rate changes on cash	—	—	(8.8)	—	(8.8)

Increase (decrease) in cash and cash equivalents	—	22.6	33.5	—	56.1
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$199.0	$184.9	$—	$383.9

	$000,0	$000,0	$000,0	$000,0	$000,0
	Six Months Ended November 30, 2010
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(26.8)	$198.2	$24.8	$(44.8)	$151.4
Cash flows provided by (used in) investing activities	56.2	(154.1)	(35.6)	44.8	(88.7)
Cash flows used in financing activities	(29.4)	—	(1.0)	—	(30.4)
Effect of exchange rate changes on cash	—	—	7.2	—	7.2

Increase (decrease) in cash and cash equivalents	—	44.1	(4.6)	—	39.5
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$147.6	$81.0	$—	$228.6

Note 14—Restructuring.

The Company recorded $10.2 million and $2.0 million in employee severance costs during the three months ended November 30, 2011 and 2010, respectively, and $18.4 million and $3.9 million during the six months ended November 30, 2011 and 2010, respectively. The expense for the three and six months ended November 30, 2011 resulted primarily from the global reconstructive products reorganization program and the planned closure of the Swindon, United Kingdom manufacturing facility. The reorganization program included the reorganization of the Company’s domestic and international reconstructive products corporate structure described in Note 5. During November 2011, the Company commenced plans to close the manufacturing facility in Swindon, United Kingdom in a continued effort to maximize utilization of its plant network. The expense during the three and six months ended November 30, 2010 related primarily to the transition of the Company’s trauma hardware business from its Parsippany, New Jersey operations to its Warsaw, Indiana-based U.S. Orthopedics division. These restructuring charges were recorded within cost of sales; selling, general and administrative expense; and research and development expense. A summary of the severance and benefit costs in the periods presented is as follows:

Note 14—Restructuring, Continued.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2011	$5.9
Costs incurred and charged to expense	8.2
Costs paid or otherwise settled	(2.2)
Non-cash adjustments(1)	0.2

Balance at August 31, 2011	12.1

Costs incurred and charged to expense	10.2
Costs paid or otherwise settled	(7.8)
Non-cash adjustments(1)	(1.5)

Balance at November 30, 2011	$13.0

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2010	$2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments (1)	0.1

Balance at August 31, 2010	3.8

Costs incurred and charged to expense	2.0
Costs paid or otherwise settled	(0.9)
Non-cash adjustments (1)	0.1

Balance at November 30, 2010	$5.0

(1)	Primarily related to foreign currency fluctuations.

Note 15—Contingencies.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at November 30, 2011 and May 31, 2011 of $37.0 million and $30.6 million, respectively, primarily relate to product liability claims, the Massachusetts U.S. Department of Justice EBI products investigation and the Foreign Corrupt Practices Act investigation discussed below for which the Company is subject to self-insured limits and has estimated a probable settlement amount.

Based on the advice of the Company’s counsel in these matters, it is unlikely that the resolution of any of these matters and any liabilities in excess of amounts provided will be material to the Company’s financial position, results of operations or cash flows.

Other than the Foreign Corrupt Practices Act and Massachusetts U.S. Department of Justice EBI products investigation, for which the estimated loss is included in the accrual referenced above, given the relatively early stages of the other governmental investigations described below and the preliminary nature of the trade secret litigation discussed below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.

U.S. Department of Justice Consulting Agreement Investigation

On September 27, 2007, Biomet entered into a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the District of New Jersey. The agreement concluded the government’s investigation into whether consulting agreements between the largest orthopedic manufacturers and orthopedic surgeons who use joint reconstruction and replacement products may have violated the federal Anti-Kickback Statute.

Note 15—Contingencies, Continued.

Through the agreement, the U.S. Attorney’s Office agreed not to prosecute Biomet in connection with this matter, provided that Biomet satisfied its obligations under the agreement over the 18 months following the date of the Deferred Prosecution Agreement. The agreement called for the appointment of an independent monitor to review Biomet’s compliance with the agreement, particularly in relation to its consulting agreements. On March 27, 2009, the Deferred Prosecution Agreement expired and the complaint was dismissed with prejudice.

As part of the resolution of this matter, Biomet also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

U.S. Department of Justice EBI Products Investigations and Other Matters

In February 2010, Biomet received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and the Company’s Interpore Cross subsidiary for the period from 1999 through the present and the marketing and sales activities associated with Interpore Cross’ spinal products. Biomet is cooperating with the request of the Office of the Inspector General. The Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

In April 2009, Biomet received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010 and February 2011 along with several informal requests for information. Biomet has produced responsive documents and is fully cooperating in the investigation.

In April 2009, the Company became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, Parent, and several of the Company’s competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. The Company is vigorously defending this matter and intends to continue to do so.

U.S. Department of Justice Civil Division Investigation

In September 2010, Biomet, received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKneeTM (a registered trademark of OtisMed) knee replacement system. The Company has produced responsive documents and is fully cooperating in the investigation.

U.S. Securities and Exchange Commission (“SEC”) Informal Investigation

On September 25, 2007, Biomet received a letter from the SEC informing the Company that it is conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, or shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom the Company regularly interacts, may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. If the Company is found to have violated the Foreign Corrupt Practices Act, the Company may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of the Company’s ability to contract with government agencies or receive export licenses. On November 9, 2007, the Company received a letter from the Department of Justice requesting any

Note 15—Contingencies, Continued.

information provided to the SEC be provided to the Department of Justice on a voluntary basis. The Company believes it has fully cooperated with both requests and the Company has conducted its own review relating to these matters in certain countries in which the Company and its distributors conduct business.

Other Matters

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its new lines of European bone cements. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company is vigorously defending this matter and intends to continue to do so.

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

Note 16—Related Parties.

Transactions with the Sponsor Group

On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Capital (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “Transactions.”

Management Services Agreement

Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million and $2.6 million for the three months ended November 30, 2011 and 2010, respectively, and $4.8 million and $5.0 million for the six months ended November 30, 2011 and 2010, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

Pursuant to the LLC Agreement, each of the Sponsors has the right to nominate, and has nominated, two directors to Biomet’s and LVB’s Board of Directors and also is entitled to appoint one non-voting observer to the Board of Directors for so long as such Sponsor remains a member of Holding. In addition to their right to appoint non-voting observers to the Board of Directors, certain of the Sponsor Funds have certain other management rights to the extent that any such Sponsor Fund is required to operate as a “venture capital operating company” as defined in the regulations issued by the U.S. Department of Labor at Section 2510.3-101 of Part 2510 of Chapter XXV, Title 29 of the Code of Federal Regulations, or any successor regulations. Each Sponsor’s right to nominate directors is freely assignable to funds affiliated with such Sponsor, and is assignable to non-affiliates of such Sponsor only if the assigning Sponsor transfers its entire interest in Holding not previously transferred and only with the prior written consent of the Sponsors holding at least 70% of the membership interests in Holding, or “requisite Sponsor consent”. In addition to their rights under the LLC Agreement, the Sponsors may also appoint one or more persons unaffiliated with any of the Sponsors to the Board of Directors. Following Purchaser’s purchase of the Shares tendered in the Offer, the Sponsors jointly appointed Dane A. Miller, Ph.D. and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors.

Pursuant to the LLC Agreement, each director has one vote for purposes of any Board of Directors action, and all decisions of the Board of Directors require the approval of a majority of the directors designated by the Sponsors. In addition, the LLC Agreement provides that certain major decisions regarding the Company or its parent companies require the requisite Sponsor consent.

The LLC Agreement includes certain customary agreements with respect to restrictions on the issuance or transfer of interests in Biomet and LVB, including preemptive rights, tag-along rights and drag-along rights.

The Co-Investors have also been admitted as members of Holding, both directly and through Sponsor-controlled investment vehicles. Although the Co-Investors are therefore parties to the LLC Agreement, they have no rights with respect to the election of Biomet’s or LVB’s directors or the approval of its corporate actions.

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

Registration Rights Agreement

The Sponsor Funds and the Co-Investors also entered into a registration rights agreement with Holding, LVB and Biomet upon the closing of the Transactions. Pursuant to this agreement, the Sponsor Funds have the power to cause Holding, LVB and Biomet to register their, the Co-Investors’ and certain other persons’ equity interests under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The agreement also entitles the Sponsor Funds and the Co-Investors to participate in any future registration of equity interests under the Securities Act that Holding, LVB or Biomet may undertake.

Management Stockholders’ Agreements

On September 13, 2007 and November 6, 2007, Holding, LVB and the Sponsor Funds entered into stockholders agreements with certain of the Company’s senior executives and other management stockholders. Pursuant to the terms of the LVB Acquisition, Inc. Management Equity Incentive Plan, participants who exercise their vested options are required to become parties to the agreement dated November 6, 2007. The stockholder agreements contain agreements among the parties with respect to restrictions on the transfer and issuance of shares, including preemptive, drag-along, tag-along, and call/put rights.

Note 16—Related Parties, Continued.

Consulting Agreements

On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.2 million for the three and six months ended November 30, 2011, respectively, and $0.1 million and $0.1 million for the three and six months ended November 30, 2010, respectively.

Indemnification Priority Agreement

On January 11, 2010, Biomet and LVB entered into an indemnification priority agreement with the Sponsors (or certain affiliates designated by the Sponsors) pursuant to which Biomet and LVB clarified certain matters regarding the existing indemnification and advancement of expenses rights provided by Biomet and LVB pursuant to their respective charters and the management services agreement described above. In particular, pursuant to the terms of the indemnification agreement, Biomet acknowledged that as among Biomet, LVB and the Sponsors and their respective affiliates, the obligation to indemnify or advance expenses to any director appointed by any of the Sponsors will be payable in the following priority: Biomet will be the primary source of indemnification and advancement; LVB will be the secondary source of indemnification and advancement; and any obligation of a Sponsor-affiliated indemnitor to indemnify or advance expenses to such director will be tertiary to Biomet’s and, then, LVB obligations. In the event that either Biomet or LVB fails to indemnify or advance expenses to any such director in contravention of its obligations, and any Sponsor-affiliated indemnitor makes any indemnification payment or advancement of expenses to such director on account of such unpaid liability, such Sponsor-affiliated indemnitor will be subrogated to the rights of such director under any such Biomet or LVB indemnification agreement.

Equity Healthcare

Effective January 1, 2009, Biomet entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of November 30, 2011, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.

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

There were no payments made during the three or six months ended November 30, 2011 and 2010.

Note 16—Related Parties, Continued.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.1 million and $0.2 million for the three and six months ended November 30, 2011, respectively. No payments were made for the three and six months ended November 30, 2010.

Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating Biomet’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone, with whom Michael Dal Bello and David McVeigh, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

Other

Biomet currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.

Biomet, Inc. may from time to time, depending upon market conditions, seek to purchase debt securities issued by Biomet or its subsidiaries in open market or privately negotiated transactions or by other means. Biomet understands that its indirect controlling stockholders may from time to time also seek to purchase debt securities issued by the Company or its subsidiaries in open market or privately negotiated transactions or by other means.

Periodically, Biomet charters a plane indirectly owned by Dane A. Miller, Ph.D., through a non-related third party charter service, for Biomet business related use. There were no payments made during the three and six months ended November 30, 2011 and 2010.

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $0.5 million and $1.1 million during the three and six months ended November 30, 2011, respectively, and no payments during the three and six months ended November 30, 2010.

Capital Contributions and Share Repurchases

At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.8 million and $0.8 million for the three months ended November 30, 2011 and 2010, respectively, and $1.1 million and $1.0 million for the six months ended November 30, 2011 and 2010, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three and six months ended November 30, 2011 and 2010.

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

Executive Overview

Our net sales increased 4% for the three months ended November 30, 2011 to $725.1 million, compared to $698.3 million for the three months ended November 30, 2010. The effect of foreign currency fluctuations positively impacted reported net sales for the three months ended November 30, 2011 by $7.0 million, with Europe reported net sales positively impacted by $3.8 million, or 2%, and International reported net sales positively impacted by $3.1 million, or 3%. New product categories were adopted in order to more closely represent the way we currently report sales and market our products. The following represents key sales growth statistics for the three months ended November 30, 2011 compared to the three months ended November 30, 2010:

•	Large Joint Reconstructive product sales increased 4% worldwide and 2% in the U.S.

•	Sports, Extremities and Trauma (“S.E.T.”) product sales increased 13% worldwide and 11% in the U.S.

•	Spine & Bone Healing product sales decreased 5% worldwide and in the U.S.

•	Dental product sales increased 3% worldwide and 11% in the U.S.

•	Other product sales increased 5% worldwide and 2% in the U.S.

Our operating income for the three months ended November 30, 2011 was $103.8 million, compared to $105.8 million for the three months ended November 30, 2010. We continued to see positive mix in the U.S. primarily from our new hip products, which partially offset the negative price. The decrease was primarily due to an increase in restructuring expense related to the global reconstructive products reorganization program. The program included the reorganization of our domestic and international reconstructive products corporate structure. This increase in restructuring expense was partially offset by a decrease in amortization expense, which was primarily a result of the intangible assets impairment charge of $518.6 million in the fourth quarter of fiscal 2011, causing a decrease in the intangible asset balance remaining to be amortized.

Net cash provided by operating activities was $133.8 million for the six months ended November 30, 2011, as compared to net cash provided of $151.4 million for the six months ended November 30, 2010. The decrease in net cash provided by operating activities of $17.6 million was primarily due to an increase in cash paid for taxes due to net operating losses in the United States having been fully utilized and increased taxes paid in Japan due to an increase in taxable income.

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

We believe the global uncertainty or recessionary environment has impacted the year-over-year market growth rates of the orthopedic reconstructive device industry from the historical rates in the high single digits to current market growth rates in the flat-to-low single digits. Because of this, management has continued to implement cost savings initiatives to be able to manage expenses more conservatively. During the first quarter, management commenced the global reconstructive products reorganization program. The program included the reorganization of our domestic and international reconstructive group structure to increase the effectiveness and efficiency of how we bring new products to market and enhance our ability to return to above market growth rates. During November 2011 we commenced plans to close the manufacturing facility in Swindon, United Kingdom in a continued effort to maximize utilization of our plant network.

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

We operate in one reportable segment and test goodwill at the reporting unit level. Effective September 1, 2011 in connection with our global reorganization, we made changes to our reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive).

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

As of November 30, 2011, our orthopedic net accounts receivable in these six countries totaled over $70.0 million. To date, we have not experienced any significant cash losses in the current fiscal year with respect to the collection of our accounts receivable related to sales within these countries.

We received $45.5 million face value zero coupon bonds from the Greek government as payment for the outstanding accounts receivable balance from 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. We recorded realized losses of $7.3 million and $16.5 million on the Greek bonds related to other-than-temporary impairment for the three and six months ended November 30, 2011, respectively, which is included in other (income) expense. The one year bonds matured in December 2011 and we received the full par value of approximately $8.4 million. We are unable to predict if the Greek government will be able to settle its obligations upon maturity or otherwise of the two and three year bonds. The outstanding two and three year bonds were classified as long-term in the consolidated balance sheet at November 30, 2011 and May 31, 2011.

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

S.E.T. – We manufacture and distribute a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. Our key reconstructive joint in this product category is the shoulder, but we produce other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body’s natural healing process. Trauma products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries) and external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable).

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

Results of Operations

For the Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

(in millions, except percentages)	Three Months Ended November 30, 2011	Percentage of Net Sales	Three Months Ended November 30, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$725.1	100%	$698.3	100%	4%
Cost of sales	234.9	32	207.5	30	13

Gross profit	490.2	68	490.8	70	—
Selling, general and administrative expense	270.9	37	260.6	37	4
Research and development expense	31.1	4	29.6	4	5
Amortization	84.4	12	94.8	14	(11)

Operating income	103.8	14	105.8	15	(2)
Interest expense	120.8	17	122.9	18	(2)
Other (income) expense	4.9	1	(3.9)	(1)	(226)

Other expense, net	125.7	17	119.0	17	6

Loss before income taxes	(21.9)	(3)	(13.2)	(2)	66
Benefit from income taxes	(7.9)	(1)	(5.6)	(1)	41

Net loss	$(14.0)	(2)%	$(7.6)	(1)%	84%

Sales

Net sales were $725.1 million for the three months ended November 30, 2011, and $698.3 million for the three months ended November 30, 2010. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended November 30, 2011	Percentage of Net Sales	Three Months Ended November 30, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$426.3	59%	$416.9	60%	2%
Europe	195.1	27	188.8	27	3
International (1)	103.7	14	92.6	13	12

Total	$725.1	100%	$698.3	100%	4%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2011(1)	Percentage of Net Sales	Three Months Ended November 30, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$439.5	61%	$422.8	61%	4%
Sports, Extremities, Trauma (S.E.T.)	85.4	12	75.7	11	13
Spine & Bone Healing	77.3	11	81.2	12	(5)
Dental	73.6	10	71.7	10	3
Other	49.3	6	46.9	6	5

Total	$725.1	100%	$698.3	100%	4%

(1)

New product categories were adopted in order to more closely represent the way we currently report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the three months ended November 30, 2011 was $439.5 million, or 61% of net sales, representing a 4% increase compared to net sales of $422.8 million, also 61% of net sales, during the three months ended November 30, 2010.

Knee product sales increased 2% worldwide and decreased 1% in the United States during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. The worldwide growth was primarily due to knee sales growth in Europe. Europe knee sales increased primarily due to increased sales of the Vanguard® Knee as well as the OSS™ Orthopaedic Salvage System and the Finn® Rotating Hinge Knee. The sales increase in Europe was partially offset by decreases in the U.S. due to decreases in partial knee sales. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years.

Hip product sales increased 7% worldwide and in the United States during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, the new Active Articulation™ E1® system and our Taperloc® Complete Hip Stem, which more than offset the erosion of metal-on-metal hip sales.

Sales of bone cement and other reconstructive products increased 4% worldwide and 6% in the United States during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. Strong sales of medium and high viscosity cements with Gentamicin and StageOne™ hip and knee cement spacer molds including the new StageOne™ Select modular hip spacer molds contributed to sales growth in the bone cement and other reconstructive product category.

S.E.T.

Worldwide net sales of S.E.T. products for the three months ended November 30, 2011 were $85.4 million, or 12% of net sales, representing a 13% increase compared to net sales of $75.7 million, or 11% of net sales, during the three months ended November 30, 2010.

Sports medicine sales increased 19% worldwide, with a 13% sales increase in the United States, during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. The primary contributor of sales growth in the second quarter was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance.

Extremity product sales increased 15% worldwide, with a 14% sales increase in the United States, during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category.

Trauma product sales were flat worldwide, with a 1% sales increase in the United States, during the three months ended November 30, 2011, compared to the three months ended November 30, 2010. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, offset by increased internal fixation sales. The increased internal fixation sales were primarily due to strong sales of intramedullary nails and the OptiLock® VL Distal Radius Plating System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the three months ended November 30, 2011 were $77.3 million, or 11% of net sales, representing a 5% decrease compared to net sales of $81.2 million, or 12% of net sales, for the three months ended November 30, 2010. We believe the spine market continued to be affected by mid-single-digit price erosion, the slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and physician-owned distributorships.

Spine product sales decreased 5% worldwide and 6% in the United States during the three months ended November 30, 2011, compared to the three months ended November 30, 2010.

Sales of bone healing products decreased 4% worldwide and 3% in the United States during the three months ended November 30, 2011, compared to the three months ended November 30, 2010.

Dental

Worldwide net sales of dental products for the three months ended November 30, 2011 were $73.6 million, or 10% of net sales, representing a 3% increase compared to net sales of $71.7 million, also 10% of net sales, during the three months ended November 30, 2010. The increased dental sales are primarily due to growth in the U.S. as a result of increased average selling prices, partially offset by decreases in the European market due to the economic uncertainty in the regions where we currently have the largest market share. Since the implanting of our dental products is considered an elective procedure, we believe many patients are deferring the procedure due to economic reasons.

Other

Worldwide net sales of other products for the three months ended November 30, 2011 were $49.3 million, or 6% of net sales, representing a 5% increase compared to net sales of $46.9 million, also 6% of net sales, during the three months ended November 30, 2010. Our microfixation product sales grew at a double digit rate during the quarter both worldwide and in the United States, which was offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the three months ended November 30, 2011 decreased to $490.2 million, compared to gross profit for the three months ended November 30, 2010 of $490.8 million, or 68% and 70% of net sales, respectively. Gross profit as a percentage of net sales was slightly down compared to the three months ended November 30, 2010 due to a decrease in average selling prices and unfavorable manufacturing variances as production volumes were lower along with higher instrument depreciation expense related to new product launches.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended November 30, 2011 and 2010 was $270.9 million and $260.6 million, respectively, or 37% of net sales for both periods. The expense was slightly up due to the costs to implement the restructuring plan commenced in the first quarter of fiscal 2012 and the costs related to the closure of the Swindon, United Kingdom plant that commenced during the second quarter of fiscal 2012.

Research and Development Expense

Research and development expense during the three months ended November 30, 2011 and 2010 was $31.1 million and $29.6 million, respectively, or 4% of net sales for both periods. The slight increase in research and development expenses for the three months ended November 30, 2011 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the three months ended November 30, 2011 was $84.4 million or 12% of net sales, compared to $94.8 million for the three months ended November 30, 2010, or 14% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business.

Interest Expense

Interest expense was $120.8 million for the three months ended November 30, 2011, compared to interest expense of $122.9 million for the three months ended November 30, 2010. The decrease in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature moving more of our term loan facilities from fixed to floating rate debt.

Other (Income) Expense

Other (income) expense was expense of $4.9 million for the three months ended November 30, 2011, compared to income of $3.9 million for the three months ended November 30, 2010. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $7.3 million for the three months ended November 30, 2011.

Benefit from Income Taxes

The effective income tax rate was 36.1% for the three months ended November 30, 2011 compared to 42.4% for the three months ended November 30, 2010. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective income tax rate for the three months ended November 30, 2011 is lower than the effective income tax rate for the three months ended November 30, 2010 primarily due to projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings from foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan, had the effect of increasing the income tax benefit in the three months ended November 30, 2011. The tax benefit for the three months ended November 30, 2010 was increased by the discrete impact of the effective settlement of uncertain tax positions.

For the Six Months Ended November 30, 2011 Compared to the Six Months Ended November 30, 2010

(in millions, except percentages)	Six Months Ended November 30, 2011	Percentage of Net Sales	Six Months Ended November 30, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,389.7	100%	$1,339.0	100%	4%
Cost of sales	450.2	32	401.5	30	12

Gross profit	939.5	68	937.5	70	—
Selling, general and administrative expense	532.5	38	512.5	38	4
Research and development expense	63.1	5	59.5	4	6
Amortization	167.4	12	190.0	14	(12)

Operating income	176.5	13	175.5	14	1
Interest expense	246.2	18	249.7	19	(1)
Other (income) expense	12.1	1	(5.7)	—	(312)

Other expense, net	258.3	19	244.0	19	6

Loss before income taxes	(81.8)	(6)	(68.5)	(5)	19
Benefit from income taxes	(28.6)	(2)	(43.1)	(3)	(34)

Net loss	$(53.2)	(4)%	$(25.4)	(2)%	109%

Sales

Net sales were $1,389.7 million for the six months ended November 30, 2011, and $1,339.0 million for the six months ended November 30, 2010. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Six Months Ended November 30, 2011	Percentage of Net Sales	Six Months Ended November 30, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$841.0	61%	$836.0	62%	1%
Europe	343.6	25	326.0	24	5
International (1)	205.1	14	177.0	14	15

Total	$1,389.7	100%	$1,339.0	100%	4%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2011(1)	Percentage of Net Sales	Six Months Ended November 30, 2010(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$836.5	60%	$802.5	60%	4%
Sports, Extremities, Trauma (S.E.T.)	165.5	12	147.8	11	12
Spine & Bone Healing	153.4	11	165.9	12	(8)
Dental	132.9	10	128.3	10	4
Other	101.4	7	94.5	7	7

Total	$1,389.7	100%	$1,339.0	100%	4%

(1)

New product categories were adopted in order to more closely represent the way we currently report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the six months ended November 30, 2011 was $836.5 million, or 60% of net sales, representing a 4% increase compared to net sales of $802.5 million, also 60% of net sales, during the six months ended November 30, 2010.

Knee product sales increased 2% worldwide and decreased 3% in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. The worldwide growth was primarily due to knee sales growth in Europe. Europe knee sales increased primarily due to increased sales of the Vanguard® Knee as well as the Orthopaedic Salvage System and the Finn® Rotating Hinge Knee. The sales increase in Europe was partially offset by decreases in the U.S. due to decreases in partial knee sales. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years.

Hip product sales increased 7% worldwide and 5% in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, the new Active Articulation™ E1® system and our Taperloc® Complete Hip Stem, which more than offset the erosion of metal-on-metal hip sales.

Sales of bone cement and other reconstructive products increased 7% worldwide and 6% in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. Strong sales increases of medium and high viscosity cements with Gentamicin and StageOne™ hip and knee cement spacer molds including the StageOne™ Select modular hip spacer molds drove sales growth in the bone cement and other reconstructive product category.

S.E.T.

Worldwide net sales of S.E.T. products for the six months ended November 30, 2011 were $165.5 million, or 12% of net sales, representing a 12% increase compared to net sales of $147.8 million, or 11% of net sales, during the six months ended November 30, 2010.

Sports medicine sales increased 16% worldwide, with a 7% sales increase in the United States, during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. The primary contributor of sales growth in the first and second quarters was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance.

Extremity product sales increased 17% worldwide and in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category.

Trauma product sales decreased 1% worldwide, with a 3% sales decrease in the United States, during the six months ended November 30, 2011, compared to the six months ended November 30, 2010. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, offset by increased internal fixation sales. The increased internal fixation sales were primarily due to strong sales of intramedullary nails and the OptiLock® VL Distal Radius Plating System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the six months ended November 30, 2011 were $153.4 million, or 11% of net sales, representing an 8% decrease compared to net sales of $165.9 million, or 12% of net sales, for the six months ended November 30, 2010. We believe the spine market continued to be affected by mid-single-digit price erosion, the slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and physician-owned distributorships.

Spine product sales decreased 8% worldwide and in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010.

Sales of bone healing products decreased 7% worldwide and in the United States during the six months ended November 30, 2011, compared to the six months ended November 30, 2010.

Dental

Worldwide net sales of dental products for the six months ended November 30, 2011 were $132.9 million, or 10% of net sales, representing a 4% increase compared to net sales of $128.3 million, also 10% of net sales, during the six months ended November 30, 2010. The increased dental sales are primarily due to growth in the U.S. as a result of increased average selling prices, partially offset by decreases in the European market due to the economic uncertainty in the regions where we currently have the largest market share. Since the implanting of our dental products is considered an elective procedure, we believe many patients are deferring the procedure due to economic reasons.

Other

Worldwide net sales of other products for the six months ended November 30, 2011 were $101.4 million, or 7% of net sales, representing a 7% increase compared to net sales of $94.5 million, also 7% of net sales, during the six months ended November 30, 2010. Our microfixation product sales grew at a double digit rate during the first half of fiscal year 2012 both worldwide and in the United States, which was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the six months ended November 30, 2011 increased to $939.5 million, compared to gross profit for the six months ended November 30, 2010 of $937.5 million, or 68% and 70% of net sales, respectively. Gross profit as a percentage of net sales was slightly down compared to the six months ended November 30, 2010 due to a decrease in average selling prices and unfavorable manufacturing variances as production volumes were lower along with higher instrument depreciation expense related to new product launches.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended November 30, 2011 and 2010 was $532.5 million and $512.5 million, respectively, or 38% of net sales for both periods. The expense was slightly up in the six months ended November 30, 2011 due to the costs to implement the restructuring plan commenced in the first quarter of fiscal 2012.

Research and Development Expense

Research and development expense during the six months ended November 30, 2011 and 2010 was $63.1 million and $59.5 million, respectively, or 5% and 4% of net sales, respectively. The slight increase in research and development expenses for the six months ended November 30, 2011 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the six months ended November 30, 2011 was $167.4 million or 12% of net sales, compared to $190.0 million for the six months ended November 30, 2010, or 14% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business.

Interest Expense

Interest expense was $246.2 million for the six months ended November 30, 2011, compared to interest expense of $249.7 million for the six months ended November 30, 2010. The decrease in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature moving more of our term loan facilities from fixed to floating rate debt.

Other (Income) Expense

Other (income) expense was expense of $12.1 million for the six months ended November 30, 2011, compared to income of $5.7 million for the six months ended November 30, 2010. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $16.5 million for the six months ended November 30, 2011.

Benefit from Income Taxes

The effective income tax rate was 35.0% for the six months ended November 30, 2011 compared to 62.9% for the six months ended November 30, 2010. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective income tax rate for the six months ended November 30, 2011 is lower than the effective income tax rate for the six months ended November 30, 2010 primarily due to projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings from foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in the United Kingdom and Japan, had the effect of increasing the income tax benefit in the six months ended November 30, 2011. The tax benefit for the six months ended November 30, 2010 was increased by the discrete impact of the reduction of corporate tax rates in the United Kingdom as well as by effective settlement of uncertain tax positions.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the six months ended November 30, 2011 and 2010:

(in millions)	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010
Net cash from (used in):
Operating activities	$133.8	$151.4
Investing activities	(49.0)	(88.7)
Financing activities	(19.9)	(30.4)
Effect of exchange rate changes on cash	(8.8)	7.2

Change in cash and cash equivalents	$56.1	$39.5

For the Six Months Ended November 30, 2011 Compared to the Six Months Ended November 30, 2010

Our cash and cash equivalents were $383.9 million as of November 30, 2011 compared to $228.6 million as of November 30, 2010. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $184.9 million as of November 30, 2011. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States. As of November 30, 2011, we have accumulated losses at our foreign subsidiaries, primarily due to the goodwill and other intangible impairment charges that were recorded in fiscal 2011 and 2009. No cash can be repatriated so long as we continue to accumulate losses at our foreign subsidiaries. Our foreign subsidiaries have continued, however, to generate positive cash flows from operations in amounts more than sufficient to meet their debt service obligations without using cash from our U.S. operations.

Operating Cash Flows

Net cash provided by operating activities was $133.8 million for the six months ended November 30, 2011, compared to net cash flows provided of $151.4 million for the six months ended November 30, 2010. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The decrease in cash provided by operating activities of $17.6 million was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and increased taxes paid in Japan due to an increase in taxable income.

Investing Cash Flows

Net cash used in investing activities was $49.0 million for the six months ended November 30, 2011 and $88.7 million for the six months ended November 30, 2010. The investing cash flow decrease period-over-period when comparing the six months ended November 30, 2011 to November 30, 2010 was primarily due to the receipt of proceeds from the sale of the manufacturing facility in Parsippany which is part of the $13.1 million of proceeds from the sale of property and equipment and the sales/maturities of investments of $33.7 million, which was due to the sale of a time deposit in the first quarter of fiscal 2012 as compared to only $11.7 million during the six months ended November 30, 2010.

Financing Cash Flows

Net cash used in financing activities was $19.9 million for the six months ended November 30, 2011, compared to $30.4 million for the six months ended November 30, 2010. Net cash used in financing activities for the six months ended November 30, 2011 primarily related to required payments under the senior secured credit facilities of $18.0 million. Net cash used in financing activities for the six months ended November 30, 2010 primarily related to required payments under the senior secured credit facilities of $17.2 million and payments under European facilities of $1.0 million.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	November 30, 2011	May 31, 2011
Days Sales Outstanding(1)	62.4	61.3
Inventory Turns(2)	1.57	1.54

(1)	DSO is calculated quarterly by dividing the quarterly accounts receivable balance by the quarterly net sales amount and multiplying by 91.25 days (365 days/4).
(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Our higher DSO is the result of a global slowdown in customer payments. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies.

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

(in millions, except ratios)	November 30, 2011		May 31, 2011
USD Term Loan B	$2,246.4		$2,258.1
EUR Term Loan B	1,120.3		1,206.3

Consolidated Senior Secured Debt	$3,366.7		$3,464.4

LTM Adjusted EBITDA	$1,012.2	(2)	$1,010.4
Senior Secured Leverage Ratio(1)	3.33		3.43

(1)	Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.
(2)

The LTM Adjusted EBITDA for November 30, 2011 includes six months of Adjusted EBITDA during fiscal year 2012 of $492.9 million, plus the last six months of Adjusted EBITDA from fiscal year 2011 of $519.3 million.

The decrease in the senior secured leverage ratio at November 30, 2011 as compared to May 31, 2011 is primarily due to the weakening of the euro against the U.S. dollar and debt service payments, as our Adjusted EBITDA was relatively consistent for both periods presented.

We use Adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, other (income) expense and/or exclude certain expenses as defined by our credit agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation, litigation costs, and other related charges.

Adjusted EBITDA for the three and six months ended November 30, 2011 and 2010, the six months ended May 31, 2011 and the year ended May 31, 2010 is calculated as follows:

(in millions)	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	Six Months Ended(1) May 31, 2011	Year Ended May 31, 2011
Net loss	$(14.0)	$(7.6)	$(53.2)	$(25.4)	$(824.4)	$(849.8)
Depreciation	47.3	44.7	94.1	86.2	94.9	181.1
Amortization	84.4	94.8	167.4	190.0	177.9	367.9
Interest expense	120.8	122.9	246.2	249.7	249.2	498.9
Other (income) expense	4.9	(3.9)	12.1	(5.7)	(5.5)	(11.2)
Income taxes	(7.9)	(5.6)	(28.6)	(43.1)	(171.7)	(214.8)
Special items adjustments:
Stock-based compensation expense(2)	4.0	4.3	8.7	9.4	3.3	12.7
Litigation settlements and reserves and other legal fees(3)	7.5	3.1	8.5	7.4	5.1	12.5
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(4)	16.5	8.4	32.9	17.7	43.9	61.6
Sponsor fee(5)	2.8	2.6	4.8	4.9	5.2	10.1
Goodwill and intangible assets impairment charge(6)	—	—	—	—	941.4	941.4

EBITDA, as adjusted(7)	$266.3	$263.7	$492.9	$491.1	$519.3	$1,010.4

(1)	The six months ended May 31, 2011 shows the activity from December 1, 2010 to May 31, 2011.
(2)	Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.
(3)	We exclude certain litigation-related expenses from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.
(4)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(5)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance.
(6)	During fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(7)	As defined in our credit agreement.

Adjusted EBITDA growth has historically generally been in line with the growth in net sales. The exception to the trend is the growth in net sales against the decline in Adjusted EBITDA for the three and six months ended November 30, 2011 as compared to the three and six months ended November 30, 2010, where sales growth for the three and six months ended November 30, 2011 was offset by increased spend on restructuring initiatives.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving credit facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of November 30, 2011. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months. As of November 30, 2011, required principal payments of $35.1 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at November 30, 2011 was $713.8 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in Biomet’s 2011 Form 10-K and LVB’s Form 10/A. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2011 except those listed below.

We operate in one reportable segment and evaluate goodwill for impairment at the reporting unit level. Effective September 1, 2011, in connection with our global reorganization, we made changes to our reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive). We formerly had eight, and now have six, identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on our current administrative organizational structure and the availability of discrete financial information.

We perform our annual assessment for impairment as of March 31 for all reporting units. The estimates and assumptions underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in our impairment tests are consistent with those we use in our internal planning. These estimates and assumptions may change from period to period. If we use different estimates and assumptions in the future, impairment charges may occur and could be material.

We have identified a total of four reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include the U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), the Dental Reconstruction reporting unit ($428.5 million of goodwill), the Spine and Bone Healing reporting unit ($163.8 million of goodwill) and the Europe reporting unit ($239.5 million of goodwill). The level of excess fair value over carrying value for each of these higher risk reporting units is less than 10%.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other material changes from the information about market risk provided in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2011. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of November 30, 2011.

Changes in internal control over financial reporting

There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the six months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of Biomet’s 2011 Form 10-K and in LVB’s Form 10/A.

Item 1A.	Risk Factors

As of November 30, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A except for items noted below.

Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict minerals” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.

These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMET, INC.

Date: January 13, 2012	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: January 13, 2012	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document