Form 10-Q
period 2012-02-29
BIOMET INC; LVB Acquisition, Inc.
filed 2012-04-13
CIK 351346, 1402366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012.

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

                             LVB ACQUISITION, INC.        Yes  ☐    No  ☑

                             BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of March 31, 2012:

LVB ACQUISITION, INC.              552,331,876 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three and Nine Months Ended February 29, 2012 and February 28, 2011	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2012 and February 28, 2011	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations for the Three and Nine Months Ended February 29, 2012 and February 28, 2011	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2012 and February 28, 2011	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
	Item 4.	Controls and Procedures	44

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	44
	Item 1A.	Risk Factors	44
	Item 6.	Exhibits	47

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

Item 1.	Condensed Consolidated Financial Statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
	February 29, 2012	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$496.0	$327.8
Accounts receivable, less allowance for doubtful receivables of $38.5 ($38.2 at May 31, 2011)	507.4	480.1
Investments	3.8	41.4
Income tax receivable	3.1	5.4
Inventories, net	555.8	582.5
Deferred income taxes	72.3	71.5
Prepaid expenses and other	111.4	109.7

Total current assets	1,749.8	1,618.4
Property, plant and equipment, net	598.9	638.4
Investments	14.3	33.1
Intangible assets, net	4,275.0	4,534.4
Goodwill	4,445.4	4,470.1
Other assets	55.2	62.6

Total assets	$11,138.6	$11,357.0

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.6	$37.4
Accounts payable	85.2	91.1
Accrued interest	125.8	64.1
Accrued wages and commissions	98.1	105.0
Other accrued expenses	221.1	241.8

Total current liabilities	566.8	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,883.5	5,982.9
Deferred income taxes	1,370.4	1,487.6
Other long-term liabilities	206.8	172.0

Total liabilities	8,027.5	8,181.9
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,331,876 and 552,531,316 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,619.6	5,608.6
Accumulated deficit	(2,680.5)	(2,610.8)
Accumulated other comprehensive income	166.5	171.8

Total shareholders’ equity	3,111.1	3,175.1

Total liabilities and shareholders’ equity	$11,138.6	$11,357.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$708.9	$678.0	$2,098.6	$2,017.0
Cost of sales	219.7	208.1	669.9	609.6

Gross profit	489.2	469.9	1,428.7	1,407.4
Selling, general and administrative expense	268.4	252.9	800.9	765.4
Research and development expense	30.1	28.8	93.2	88.3
Amortization	82.6	93.3	250.0	283.3

Operating income	108.1	94.9	284.6	270.4
Interest expense	117.2	124.0	363.4	373.7
Other (income) expense	(2.8)	(3.0)	9.3	(8.7)

Other expense, net	114.4	121.0	372.7	365.0

Loss before income taxes	(6.3)	(26.1)	(88.1)	(94.6)
Provision (benefit) from income taxes	10.2	(14.5)	(18.4)	(57.6)

Net loss	$(16.5)	$(11.6)	$(69.7)	$(37.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows provided by (used in) operating activities:
Net loss	$(69.7)	$(37.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	388.0	417.5
Amortization of deferred financing costs	8.3	8.4
Stock-based compensation expense	12.2	14.6
Recovery of doubtful accounts receivable	(2.6)	(3.9)
Realized gain on investments	(1.9)	(4.9)
Loss on impairment of investments	19.3	—
Property, plant and equipment impairment charge	0.4	0.6
Provision for inventory obsolescence	9.5	11.8
Deferred income taxes	(120.7)	(98.4)
Loss on extinguishment of debt	—	1.2
Other	(2.0)	(12.1)
Changes in operating assets and liabilities:
Accounts receivable	(38.4)	11.7
Inventories	0.1	(65.0)
Prepaid expenses	(1.2)	(8.4)
Accounts payable	(4.2)	(7.2)
Income taxes	19.1	14.0
Accrued interest	61.7	61.1
Accrued expenses and other	13.4	(0.8)

Net cash provided by operating activities	291.3	303.2
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.0	14.6
Purchases of investments	(0.3)	(44.3)
Proceeds from sale of property and equipment	13.7	6.1
Capital expenditures	(122.7)	(133.9)
Acquisitions, net of cash acquired	(14.4)	(18.3)

Net cash used in investing activities	(81.7)	(175.8)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(1.1)	(1.5)
Proceeds under European facilities	—	0.2
Payments under senior secured credit facilities	(26.6)	(25.9)
Repurchase of senior notes	—	(11.2)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.2)	(1.2)

Net cash used in financing activities	(28.9)	(39.6)
Effect of exchange rate changes on cash	(12.5)	10.8

Increase in cash and cash equivalents	168.2	98.6
Cash and cash equivalents, beginning of period	327.8	189.1

Cash and cash equivalents, end of period	$496.0	$287.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294.0	$304.4

Income taxes	$76.9	$28.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
	February 29, 2012	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$496.0	$327.8
Accounts receivable, less allowance for doubtful receivables of $38.5 ($38.2 at May 31, 2011)	507.4	480.1
Investments	3.8	41.4
Income tax receivable	3.1	5.4
Inventories, net	555.8	582.5
Deferred income taxes	72.3	71.5
Prepaid expenses and other	111.4	109.7

Total current assets	1,749.8	1,618.4
Property, plant and equipment, net	598.9	638.4
Investments	14.3	33.1
Intangible assets, net	4,275.0	4,534.4
Goodwill	4,445.4	4,470.1
Other assets	55.2	62.6

Total assets	$11,138.6	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$36.6	$37.4
Accounts payable	85.2	91.1
Accrued interest	125.8	64.1
Accrued wages and commissions	98.1	105.0
Other accrued expenses	221.1	241.8

Total current liabilities	566.8	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,883.5	5,982.9
Deferred income taxes	1,370.4	1,487.6
Other long-term liabilities	206.8	172.0

Total liabilities	8,027.5	8,181.9
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,625.1	5,614.1
Accumulated deficit	(2,680.5)	(2,610.8)
Accumulated other comprehensive income	166.5	171.8

Total shareholder’s equity	3,111.1	3,175.1

Total liabilities and shareholder’s equity	$11,138.6	$11,357.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations.

(in millions)

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$708.9	$678.0	$2,098.6	$2,017.0
Cost of sales	219.7	208.1	669.9	609.6

Gross profit	489.2	469.9	1,428.7	1,407.4
Selling, general and administrative expense	268.4	252.9	800.9	765.4
Research and development expense	30.1	28.8	93.2	88.3
Amortization	82.6	93.3	250.0	283.3

Operating income	108.1	94.9	284.6	270.4
Interest expense	117.2	124.0	363.4	373.7
Other (income) expense	(2.8)	(3.0)	9.3	(8.7)

Other expense, net	114.4	121.0	372.7	365.0

Loss before income taxes	(6.3)	(26.1)	(88.1)	(94.6)
Provision (benefit) from income taxes	10.2	(14.5)	(18.4)	(57.6)

Net loss	$(16.5)	$(11.6)	$(69.7)	$(37.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows provided by (used in) operating activities:
Net loss	$(69.7)	$(37.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	388.0	417.5
Amortization of deferred financing costs	8.3	8.4
Stock-based compensation expense	12.2	14.6
Recovery of doubtful accounts receivable	(2.6)	(3.9)
Realized gain on investments	(1.9)	(4.9)
Loss on impairment of investments	19.3	—
Property, plant and equipment impairment charge	0.4	0.6
Provision for inventory obsolescence	9.5	11.8
Deferred income taxes	(120.7)	(98.4)
Loss on extinguishment of debt	—	1.2
Other	(2.0)	(12.1)
Changes in operating assets and liabilities:
Accounts receivable	(38.4)	11.7
Inventories	0.1	(65.0)
Prepaid expenses	(1.2)	(8.4)
Accounts payable	(4.2)	(7.2)
Income taxes	19.1	14.0
Accrued interest	61.7	61.1
Accrued expenses and other	13.4	(0.8)

Net cash provided by operating activities	291.3	303.2
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.0	14.6
Purchases of investments	(0.3)	(44.3)
Proceeds from sale of property and equipment	13.7	6.1
Capital expenditures	(122.7)	(133.9)
Acquisitions, net of cash acquired	(14.4)	(18.3)

Net cash used in investing activities	(81.7)	(175.8)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(1.1)	(1.5)
Proceeds under European facilities	—	0.2
Payments under senior secured credit facilities	(26.6)	(25.9)
Repurchase of senior notes	—	(11.2)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.2)	(1.2)

Net cash used in financing activities	(28.9)	(39.6)
Effect of exchange rate changes on cash	(12.5)	10.8

Increase in cash and cash equivalents	168.2	98.6
Cash and cash equivalents, beginning of period	327.8	189.1

Cash and cash equivalents, end of period	$496.0	$287.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294.0	$304.4

Income taxes	$76.9	$28.2

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine month periods ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in Biomet, Inc.’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “2011 10-K”) and LVB’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission (“SEC”) on December 21, 2011 (the “Form 10/A”).

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

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	February 29, 2012	May 31, 2011
Raw materials	$80.3	$85.0
Work-in-process	42.3	44.8
Finished goods	433.2	452.7

Inventories, net	$555.8	$582.5

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

Note 3—Property, Plant and Equipment, Continued.

Property, plant and equipment consisted of the following:

(in millions)	February 29, 2012	May 31, 2011
Land and land improvements	$40.7	$43.5
Buildings and leasehold improvements	90.4	110.9
Machinery and equipment	339.3	328.6
Instruments	638.5	573.0
Construction in progress	30.8	30.8

Total property, plant and equipment	1,139.7	1,086.8
Accumulated depreciation	(540.8)	(448.4)

Total property, plant and equipment, net	$598.9	$638.4

Note 4—Investments.

At February 29, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Greek bonds	7.8	—	—	7.8

Total available-for-sale investments	$17.8	$0.1	$(0.2)	$17.7

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.4	$—	$—	$0.4

Total trading investments	$0.4	$—	$—	$0.4

At May 31, 2011, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Time deposit	33.1	—	—	33.1
Greek bonds	35.6	—	(4.5)	31.1
Other investments	0.3	—	—	0.3

Total available-for-sale investments	$79.0	$0.1	$(4.7)	$74.4

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.1	$—	$—	$0.1

Total trading investments	$0.1	$—	$—	$0.1

The Company recorded proceeds on the sales/maturities of investments of $8.3 million and $42.0 million for the three and nine months ended February 29, 2012, respectively, and $2.9 million and $14.6 million for the three and nine months ended February 28, 2011, respectively. The Company recorded a realized gain of $1.9 million for both the three and nine months ended February 29, 2012 and $2.3 million and $4.9 million for the three and nine months ended February 28, 2011, respectively, that was included in other (income) expense.

The Company received $45.5 million face value zero coupon bonds in December 2010 from the Greek government as payment for an outstanding accounts receivable balance from calendar years 2007-2009 related to certain government

Note 4—Investments, Continued.

sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. The Company recorded realized losses of $2.8 million and $19.3 million on the Greek bonds related to other-than-temporary impairment for the three and nine months ended February 29, 2012, respectively, which is included in other (income) expense with no other-than-temporary impairment recorded for the three and nine months ended February 28, 2011. The one year bonds matured in December 2011 and the Company received the full par value of approximately $8.4 million. On March 9, 2012 the Greek government finalized the private sector involvement in the Greek debt restructuring. All holders of Greek government bonds are required to exchange the existing bonds to new bonds. The new bonds will have maturities ranging from 1 to 30 years with the face value reduced by 53%. At February 29, 2012 the face value of the bonds was $36.4 million.

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

Note 5—Goodwill and Other Intangible Assets.

The balance of goodwill at February 29, 2012 and May 31, 2011 was $4,445.4 million and $4,470.1 million, respectively. The change in goodwill reflects foreign currency fluctuations, primarily the weakening of the euro against the U.S. dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance from $4,470.1 at May 31, 2011 to $4,275.0 at February 29, 2012 is primarily due to amortization and the weakening of the euro against the U.S. dollar.

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

The Company performs its annual assessment for impairment at March 31 for all reporting units and tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the Financial Accounting Standards Board (“FASB”). The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified six in total, to the fair value of these reporting units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing the goodwill test, certain corporate assets and liabilities are allocated to the individual reporting units. Assets and liabilities include an allocation of those corporate assets that relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

Note 5—Goodwill and Other Intangible Assets, Continued.

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

As of February 29, 2012, the Company concluded that certain indicators were present that suggested impairment may exist for its Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $433.3 million and intangibles of $458.6 million at February 29, 2012. The indicators of potential impairment in the Company’s Dental Reconstructive reporting unit include evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for the Dental reporting unit at February 29, 2012. However, the preliminary result of this interim test of impairment for the Dental Reconstructive reporting unit’s goodwill and intangibles was inconclusive. The Company is currently completing its annual budget and strategic planning process and is continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. The Company will finalize the February 29, 2012 impairment tests during its fourth quarter of fiscal 2012.

The Company has identified other reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include the U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), the Spine and Bone Healing reporting unit ($163.8 million of goodwill), the International reporting unit ($569.4 million of goodwill) and the Europe reporting unit ($241.7 million of goodwill). The level of excess fair value over carrying value for each of these higher risk reporting units is less than 10%.

Intangible assets consisted of the following at February 29, 2012 and May 31, 2011:

(in millions)	February 29, 2012			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,850.0	$(435.3)	$1,414.7	$2,092.6	$(243.1)	$1,849.5	$(416.9)	$53.4	$1,486.0
Completed technology	594.2	(195.8)	398.4	664.9	(70.7)	594.2	(183.9)	21.8	432.1
Product trade names	184.5	(49.8)	134.7	183.7	—	183.7	(41.0)	—	142.7
Customer relationships	2,665.8	(821.1)	1,844.7	2,944.6	(300.4)	2,644.2	(778.5)	94.5	1,960.2
Non-compete contracts	4.6	(2.8)	1.8	4.6	—	4.6	(2.1)	—	2.5

Sub-total	5,299.1	(1,504.8)	3,794.3	5,890.4	(614.2)	5,276.2	(1,422.4)	169.7	4,023.5
Corporate trade names	323.5	—	323.5	397.6	(74.1)	323.5	—	—	323.5
Currency translation	189.9	(32.7)	157.2	232.4	—	232.4	(45.0)	—	187.4

Total	$5,812.5	$(1,537.5)	$4,275.0	$6,520.4	$(688.3)	$5,832.1	$(1,467.4)	$169.7	$4,534.4

The weighted average useful life of the intangibles at February 29, 2012 is as follows:

Weighted Average Useful Life
Core technology	17 Years
Completed technology	11 Years
Product trade names	15 Years
Customer relationships	16 Years
Non-compete contracts	3 Years
Corporate trade names	Indefinite life

Expected amortization expense for the intangible assets stated above, for the years ending May 31, 2012 through 2016 is $336.5 million, $329.9 million, $320.0 million, $30.1 million, and $291.6 million, respectively.

Note 6—Debt.

The terms and carrying value of each debt instrument at February 29, 2012 and May 31, 2011 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	February 29, 2012		May 31, 2011
Debt Instruments
European facilities	No Maturity Date	Interest Free	EUR		€3.1		€3.9
					$4.1		$5.6
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$2,240.6		$2,258.1
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€837.8		€844.4
					$1,125.4		$1,206.3
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD		—		—
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.25%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	LIBOR + 1.25%	USD		—		—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% / 11 1/8%	USD		$771.0		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Premium on notes					$3.0		$3.3

Total debt					$5,920.1		$6,020.3

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of February 29, 2012 was 0.57%. The euro term loan had a 3-month LIBOR rate of 1.33% as of February 29, 2012. The Company’s term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments until maturity of the loan on March 25, 2015. Through February 29, 2012, the total amount of required payments under the Company’s term loan facilities was $26.6 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.3432 and $1.4284, which represents the currency exchange rate from euros to U.S. dollars on February 29, 2012 and May 31, 2011, respectively.

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each calendar quarter. The remaining term loan interest is paid monthly. Interest on the notes is paid semiannually in October and April.

The Company’s revolving borrowing base available under all debt facilities at February 29, 2012 was $713.9 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility. During November 2011, ABN AMRO Bank terminated the European revolver facility due to the limited use of the facility.

As of February 29, 2012, $37.2 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.

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

•

Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency

Note 7—Fair Value Measurements, Continued.

bonds, corporate debt securities, asset-backed securities, certain mortgage-backed securities, time deposit, Greek bonds, interest rate swaps, pension plan assets (equity securities, debt securities and other) and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at February 29, 2012 and May 31, 2011:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	February 29, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$184.6	$184.6	$—	$—
Greek bonds	7.8	—	7.8	—
Pension plan assets	106.2	—	106.2	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.4	0.2	—	0.2

Total assets	$299.2	$184.8	$114.2	$0.2

Liabilities:
Interest rate swaps	$69.2	$—	$69.2	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$69.3	$—	$69.3	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	May 31, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$0.3	$—	$0.3	$—
Money market funds	132.5	132.5	—	—
Time deposit	47.4	—	47.4	—
Greek bonds	31.1	—	31.1	—
Pension plan assets	104.1	—	104.1	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.5	0.3	—	0.2

Total assets	$316.1	$132.8	$183.1	$0.2

Liabilities:
Interest rate swaps	$96.8	$—	$96.8	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$96.9	$—	$96.9	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of February 29, 2012 and May 31, 2011, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Note 7—Fair Value Measurements, Continued.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

(in millions)
Balance at May 31, 2010	$5.7
Total net gains included in earnings	2.6
Total unrealized gains included in other comprehensive income	(2.6)
Total proceeds from sale of Level 3 investments	(5.5)

Balance at February 28, 2011	$0.2

(in millions)
Balance at May 31, 2011	$0.2
Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of Level 3 investments	—

Balance at February 29, 2012	$0.2

The estimated fair value of the Company’s long-term debt, including the current portion, at February 29, 2012 was $6,149.8 million, compared to a carrying value of $5,920.1 million, and was $6,314.9 million, compared to a carrying value of $6,020.3 million at May 31, 2011. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended February 29, 2012 and February 28, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments – Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of February 29, 2012, the Company’s net investment in European subsidiaries totaled €1,778.9 million ($2,389.4 million) and the outstanding principal balance of the euro term loan was €837.8 million ($1,125.4 million). The difference of €941.1 million ($1,264.0 million) is unhedged as of February 29, 2012. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Interest Rate Instruments – The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of February 29, 2012, the Company had a swap liability of $69.2 million, which consisted of $45.5 million short-term, and $24.4 million long-term, partially offset by a $0.7 million credit valuation adjustment. As of May 31, 2011, the Company had a swap liability of $96.8 million, which consisted of $62.6 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.

Note 8—Derivative Instruments and Hedging Activities, Continued.

The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			February 29, 2012	May 31, 2011
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
4 year	EUR	€75.0	September 25, 2007	September 25, 2011	$—	$(1.7)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	(0.4)	(1.4)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(8.1)	(13.6)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(2.1)	(2.5)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(3.0)	—
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(2.8)	—
4 year	USD	$140.0	September 25, 2007	September 25, 2011	—	(3.1)
4 year	USD	140.0	March 25, 2008	March 25, 2012	(0.2)	(3.0)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(16.0)	(37.3)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(5.6)	(9.3)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(11.6)	(13.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(12.5)	(12.2)
2 year	USD	190.0	March 25, 2013	March 25, 2015	(0.5)	—
3 year	USD	270.0	December 27, 2013	September 25, 2016	(1.2)	—
5 year	USD	350.0	September 25, 2012	September 25, 2017	(3.0)	—
5 year	USD	350.0	September 25, 2012	September 25, 2017	(2.9)	—
Credit valuation adjustment					0.7	0.6

Total interest rate instruments					$(69.2)	$(96.8)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three and nine months ended February 29, 2012:

(in millions)	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedging relationship	February 29, 2012	February 29, 2012
Interest rate swaps, net of tax:
Amount of gain (loss) recognized in OCI	$(0.6)	$17.4
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—

As of February 29, 2012, the effective interest rate, including the applicable lending margin, on 64.05% ($1,435.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.76% through the use of interest rate swaps. The effective interest rate on 37.00% (€310.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.31% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.24% and 3.52%, respectively. As of February 29, 2012 and May 31, 2011, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.87% and 7.96%, respectively.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments – The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of February 29, 2012, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.2 million recorded in prepaid expenses and other and liabilities of $0.1 million recorded in other accrued expenses.

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

Accumulated other comprehensive income (loss) and the related components are included in the table below:

		Other
	Balance at	Comprehensive	Balance at
(in millions)	May 31, 2011	Income (Loss)	February 29, 2012
Unrecognized actuarial gain (loss) on pension assets, net of tax	$1.2	$(0.3)	$0.9
Foreign currency translation adjustments	235.8	(26.8)	209.0
Unrealized gain (loss) on interest rate swaps, net of tax	(60.4)	17.4	(43.0)
Unrealized loss on available-for-sale securities, net of tax	(4.8)	4.4	(0.4)

Accumulated other comprehensive income (loss)	$171.8	$(5.3)	$166.5

Note 10—Stock-based Compensation and Stock Plans.

The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $3.5 million and $5.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $12.2 million and $14.6 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various tax authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of February 29, 2012, the Company believes that it is reasonably possible that its worldwide gross liabilities for UTBs may decrease by up to $23.0 million within the succeeding twelve months due to potential tax settlements. Substantially all of the Company’s UTBs as of February 29, 2012, if recognized, would affect its effective tax rate.

The Company’s effective income tax rate was (161.9)% and 20.9% for the three and nine months ended February 29, 2012 compared to 55.6% and 60.9% for the three and nine months ended February 28, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The Company’s effective income tax rates for the three and nine months ended February 29, 2012 are lower than the effective income tax rates for the three and nine months ended February 28, 2011 primarily due to the tax impact of projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current year ordinary income. The impact of discrete items on the Company’s effective income tax rate was 84.4% and 18.7% for the three and nine months ended February 29, 2012 compared to (24.1)% and (0.2)% for the three and nine months ended February 28, 2011.

Note 12—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive; sports, extremities and trauma (“S.E.T.”); spine and bone healing; dental and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific region.

Net sales by product category for the three and nine months ended February 29, 2012 and February 28, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2012(1)	2011(1)	2012(1)	2011(1)
Net sales by product:
Large Joint Reconstructive	$422.7	$402.6	$1,259.2	$1,205.1
S.E.T.	92.7	80.2	258.2	228.0
Spine & Bone Healing	76.5	80.6	230.1	247.2
Dental	65.6	67.2	198.5	195.5
Other	51.4	47.4	152.6	141.2

Total	$708.9	$678.0	$2,098.6	$2,017.0

(1)

New product categories were adopted in order to more closely represent the way the Company reports sales and markets products. Certain amounts have been reclassified to conform to the current presentation.

Net sales by geography for the three and nine months ended February 29, 2012 and February 28, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2012	2011	2012	2011
Net sales by geography:
United States	$432.8	$412.3	$1,273.8	$1,247.6
Europe	176.7	173.0	520.3	499.0
International(1)	99.4	92.7	304.5	270.4

Total	$708.9	$678.0	$2,098.6	$2,017.0

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of February 29, 2012 and May 31, 2011 were as follows:

(in millions)	February 29, 2012	May 31, 2011
Long-term assets (1) by geography:
United States	$7,005.7	$7,199.7
Europe	1,125.7	1,233.7
International	1,187.9	1,209.5

Total	$9,319.3	$9,642.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 13—Guarantor and Non-Guarantor Financial Statements.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described in Note 6.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONSOLIDATING BALANCE SHEETS

	February 29, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$217.8	$278.2	$—	$496.0
Accounts receivable, net	—	241.7	265.7	—	507.4
Investments	—	—	3.8	—	3.8
Income tax receivable	—	1.7	1.4	—	3.1
Inventories, net	—	284.2	405.7	(134.1)	555.8
Deferred income taxes	—	62.9	9.4	—	72.3
Prepaid expenses and other	—	60.9	50.5	—	111.4

Total current assets	—	869.2	1,014.7	(134.1)	1,749.8
Property, plant and equipment, net	—	310.7	300.8	(12.6)	598.9
Investments	—	10.3	4.0		14.3
Investment in subsidiaries	9,152.9	—	—	(9,152.9)	—
Intangible assets, net	—	3,246.8	1,028.2	—	4,275.0
Goodwill	—	3,460.8	984.6	—	4,445.4
Other assets	—	48.3	6.9	—	55.2

Total assets	$9,152.9	$7,946.1	$3,339.2	$(9,299.6)	$11,138.6

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.1	$—	$1.5	$—	$36.6
Accounts payable	—	46.4	38.8	—	85.2
Accrued interest	125.8	—	—	—	125.8
Accrued wages and commissions	—	53.8	44.3	—	98.1
Other accrued expenses	—	150.5	70.6	—	221.1

Total current liabilities	160.9	250.7	155.2	—	566.8
Long-term debt	5,880.9	—	2.6	—	5,883.5
Deferred income taxes	—	1,044.8	325.6	—	1,370.4
Other long-term liabilities	—	174.0	32.8	—	206.8

Total liabilities	6,041.8	1,469.5	516.2	—	8,027.5
Shareholder’s equity	3,111.1	6,476.6	2,823.0	(9,299.6)	3,111.1

Total liabilities and shareholder’s equity	$9,152.9	$7,946.1	$3,339.2	$(9,299.6)	$11,138.6

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

	May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$176.4	$151.4	$—	$327.8
Accounts receivable, net	—	221.6	258.5	—	480.1
Investments	—	33.4	8.0	—	41.4
Income tax receivable	—	4.1	1.3	—	5.4
Inventories, net	—	292.1	414.7	(124.3)	582.5
Deferred income taxes	—	60.3	11.2	—	71.5
Prepaid expenses and other	—	57.1	52.6	—	109.7

Total current assets	—	845.0	897.7	(124.3)	1,618.4
Property, plant and equipment, net	—	332.5	315.8	(9.9)	638.4
Investments	—	10.0	23.1		33.1
Investment in subsidiaries	9,253.9	—	—	(9,253.9)	—
Intangible assets, net	—	3,416.6	1,117.8	—	4,534.4
Goodwill	—	3,460.8	1,009.3	—	4,470.1
Other assets	—	56.3	6.3	—	62.6

Total assets	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.9	$—	$1.5	$—	$37.4
Accounts payable	—	48.1	43.0	—	91.1
Accrued interest	64.1	—	—	—	64.1
Accrued wages and commissions	—	56.7	48.3	—	105.0
Other accrued expenses	—	153.5	88.3	—	241.8

Total current liabilities	100.0	258.3	181.1	—	539.4
Long-term debt	5,978.8	—	4.1	—	5,982.9
Deferred income taxes	—	1,126.1	361.5	—	1,487.6
Other long-term liabilities	—	130.8	41.2	—	172.0

Total liabilities	6,078.8	1,515.2	587.9	—	8,181.9
Shareholder’s equity	3,175.1	6,606.0	2,782.1	(9,388.1)	3,175.1

Total liabilities and shareholder’s equity	$9,253.9	$8,121.2	$3,370.0	$(9,388.1)	$11,357.0

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

CONSOLIDATING STATEMENTS OF OPERATIONS

	0000000	0000000	0000000	0000000	0000000
	Three Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$447.6	$261.3	$—	$708.9
Cost of sales	—	153.3	145.2	(78.8)	219.7

Gross profit	—	294.3	116.1	78.8	489.2
Operating expenses	—	259.1	122.0	—	381.1

Operating income (loss)	—	35.2	(5.9)	78.8	108.1
Other (income) expense, net	117.5	—	(3.1)	—	114.4

Income (loss) before income taxes	(117.5)	35.2	(2.8)	78.8	(6.3)
Tax expense (benefit)	(37.5)	11.3	(0.4)	36.8	10.2
Equity in earnings of subsidiaries	63.5	—	—	(63.5)	—

Net income (loss)	$(16.5)	$23.9	$(2.4)	$(21.5)	$(16.5)

	0000000	0000000	0000000	0000000	0000000
	Three Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$427.4	$250.6	$—	$678.0
Cost of sales	—	137.0	129.9	(58.8)	208.1

Gross profit	—	290.4	120.7	58.8	469.9
Operating expenses	—	245.9	129.1	—	375.0

Operating income (loss)	—	44.5	(8.4)	58.8	94.9
Other (income) expense, net	121.6	(2.4)	1.8	—	121.0

Income (loss) before income taxes	(121.6)	46.9	(10.2)	58.8	(26.1)
Tax expense (benefit)	(38.8)	14.9	(1.5)	10.9	(14.5)
Equity in earnings of subsidiaries	71.2	—	—	(71.2)	—

Net income (loss)	$(11.6)	$32.0	$(8.7)	$(23.3)	$(11.6)

	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,316.1	$782.5	$—	$2,098.6
Cost of sales	—	469.4	441.4	(240.9)	669.9

Gross profit	—	846.7	341.1	240.9	1,428.7
Operating expenses	—	763.4	380.7	—	1,144.1

Operating income (loss)	—	83.3	(39.6)	240.9	284.6
Other (income) expense, net	360.6	1.5	10.6	—	372.7

Income (loss) before income taxes	(360.6)	81.8	(50.2)	240.9	(88.1)
Tax expense (benefit)	(115.0)	26.0	(7.5)	78.1	(18.4)
Equity in earnings of subsidiaries	175.9	—	—	(175.9)	—

Net income (loss)	$(69.7)	$55.8	$(42.7)	$(13.1)	$(69.7)

Note 13—Guarantor and Non-Guarantor Financial Statements, Continued.

	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,290.1	$726.9	$—	$2,017.0
Cost of sales	—	394.0	381.5	(165.9)	609.6

Gross profit	—	896.1	345.4	165.9	1,407.4
Operating expenses	—	748.9	388.1	—	1,137.0

Operating income (loss)	—	147.2	(42.7)	165.9	270.4
Other (income) expense, net	370.6	(5.6)	—	—	365.0

Income (loss) before income taxes	(370.6)	152.8	(42.7)	165.9	(94.6)
Tax expense (benefit)	(118.2)	48.7	(6.4)	18.3	(57.6)
Equity in earnings of subsidiaries	215.4	—	—	(215.4)	—

Net income (loss)	$(37.0)	$104.1	$(36.3)	$(67.8)	$(37.0)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$0.1	$275.6	$28.5	$(12.9)	$291.3
Cash flows provided by (used in) investing activities	27.7	(234.2)	111.9	12.9	(81.7)
Cash flows used in financing activities	(27.8)	—	(1.1)	—	(28.9)
Effect of exchange rate changes on cash	—	—	(12.5)	—	(12.5)

Increase (decrease) in cash and cash equivalents	—	41.4	126.8	—	168.2
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$217.8	$278.2	$—	$496.0

	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended February 28, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$32.8	$292.0	$46.2	$(67.8)	$303.2
Cash flows provided by (used in) investing activities	5.5	(209.6)	(39.5)	67.8	(175.8)
Cash flows used in financing activities	(38.3)	—	(1.3)	—	(39.6)
Effect of exchange rate changes on cash	—	—	10.8	—	10.8

Increase (decrease) in cash and cash equivalents	—	82.4	16.2	—	98.6
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$185.9	$101.8	$—	$287.7

Note 14—Restructuring.

The Company recorded $0.3 million and $3.3 million in employee severance costs during the three months ended February 29, 2012 and February 28, 2011, respectively, and $18.7 million and $7.2 million during the nine months ended February 29, 2012 and February 28, 2011, respectively. The expense for the three and nine months ended February 29, 2012 resulted primarily from the global reconstructive products reorganization program and the planned closure of the Swindon, United Kingdom manufacturing facility. The reorganization program included the reorganization of the Company’s domestic and international reconstructive products corporate structure described in Note 5. During November 2011, the Company commenced plans to close the manufacturing facility in Swindon, United Kingdom in a continued effort to maximize utilization of its plant network. The expense during the three and nine months ended February 28, 2011 related primarily to the transition of the Company’s trauma hardware business from its Parsippany, New Jersey operations to its Warsaw, Indiana-based U.S. Reconstructive division. These restructuring charges were recorded within cost of sales; selling, general and administrative expense; and research and development expense. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2011	$5.9
Costs incurred and charged to expense	8.2
Costs paid or otherwise settled	(2.2)
Non-cash adjustments(1)	0.2

Balance at August 31, 2011	12.1

Costs incurred and charged to expense	10.2
Costs paid or otherwise settled	(7.8)
Non-cash adjustments(1)	(1.5)

Balance at November 30, 2011	13.0

Costs incurred and charged to expense	0.3
Costs paid or otherwise settled	(3.0)
Non-cash adjustments(1)	—

Balance at February 29, 2012	$10.3

(1)	Primarily related to foreign currency fluctuations.

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2010	$2.8
Costs incurred and charged to expense	1.9
Costs paid or otherwise settled	(1.0)
Non-cash adjustments (1)	0.1

Balance at August 31, 2010	3.8

Costs incurred and charged to expense	2.0
Costs paid or otherwise settled	(0.9)
Non-cash adjustments (1)	0.1

Balance at November 30, 2010	5.0

Costs incurred and charged to expense	3.3
Costs paid or otherwise settled	(3.2)
Non-cash adjustments (1)	0.1

Balance at February 28, 2011	$5.2

(1)	Primarily related to foreign currency fluctuations.

Note 15—Contingencies.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at

Note 15—Contingencies, Continued.

February 29, 2012 and May 31, 2011 of $46.7 million and $30.6 million, respectively, primarily relate to product liability claims, the Massachusetts U.S. Department of Justice EBI products investigation and the Foreign Corrupt Practices Act investigation discussed below for which the Company is subject to self-insured limits and has estimated a probable settlement amount, and in the case of the FCPA investigation has settled as described below.

Based on the advice of the Company’s counsel in these matters, it is unlikely that the resolution of any of these matters and any liabilities in excess of amounts provided will be material to the Company’s financial position, results of operations or cash flows.

Other than the Massachusetts U.S. Department of Justice EBI products investigation, for which the estimated loss is included in the accrual referenced above and the U.S. Department of Justice and U.S. Securities and Exchange Commission Foreign Corrupt Practices Act investigation, for which the full amount of the settlement described below is included in the accrual referenced above, given the relatively early stages of the other governmental investigations described below and the preliminary nature of the trade secret litigation discussed below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.

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

Note 15—Contingencies, Continued.

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

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor will be appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company has also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.

The Company has contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet has agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.

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

Note 16—Related Parties, Continued.

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

Management Services Agreement

Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.7 million and $2.8 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $7.5 million and $7.7 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

Note 16—Related Parties, Continued.

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

Consulting Agreements

On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.3 million for the three and nine months ended February 29, 2012, respectively, and $0.1 million and $0.2 million for the three and nine months ended February 28, 2011, respectively.

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

Note 16—Related Parties, Continued.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of February 29, 2012, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.

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

There were payments of $0.1 million made during the nine months ended February 29, 2012 with no payments made during the three months ended February 29, 2012 and payments of $0.1 million made during the nine months ended February 28, 2011 with no payments made during the three months ended February 28, 2011.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.1 million and $0.3 million for the three and nine months ended February 29, 2012, respectively. The total amount of fees paid to CPG was $0.1 million for both the three and nine months ended February 28, 2011.

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

Periodically, Biomet charters a plane indirectly owned by Dane A. Miller, Ph.D., through a non-related third party charter service, for Biomet business related use. There were no payments made during the three and nine months ended February 29, 2012 and February 28, 2011.

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR’s portfolio companies to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $0.6 million and $1.7 million during the three and nine months ended February 29, 2012, respectively, and no payments during the three and nine months ended February 28, 2011.

Note 16—Related Parties, Continued.

Capital Contributions and Share Repurchases

At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.1 million and $0.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $1.2 million and $1.2 million for the nine months ended February 29, 2012 and February 28, 2011, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three and nine months ended February 29, 2012 and February 28, 2011.

Note 17—Subsequent Event

On April 3, 2012 the Company announced that it made a binding offer to acquire the worldwide trauma business of DePuy Orthopaedics, Inc. Under the terms of the offer, which is subject to exclusivity protection, Biomet will pay approximately $280.0 million in cash. The binding offer was made in order to permit DePuy Orthopaedics to comply with its consultation obligations with various European works councils prior to entering into a negotiated, mutually binding purchase agreement.

The binding offer expires on June 1, 2012 but can be extended under certain circumstances. The transaction is subject to receipt of regulatory approvals, completion of required employee consultation procedures and other customary closing conditions.

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

Executive Overview

Our net sales increased 5% for the three months ended February 29, 2012 to $708.9 million, compared to $678.0 million for the three months ended February 28, 2011. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended February 29, 2012 by $1.8 million, with Europe reported net sales negatively impacted by $3.5 million, or 2%, and International reported net sales positively impacted by $1.6 million, or 2%. New product categories were adopted in order to more closely represent the way we report sales and market our products. The following represents key sales growth statistics for the three months ended February 29, 2012 compared to the three months ended February 28, 2011:

•	Large Joint Reconstructive product sales increased 5% worldwide and 6% in the U.S.

•	Sports, Extremities and Trauma (“S.E.T.”) product sales increased 16% worldwide and 15% in the U.S.

•	Spine & Bone Healing product sales decreased 5% worldwide and 5% in the U.S.

•	Dental product sales decreased 2% worldwide and increased 12% in the U.S.

•	Other product sales increased 8% worldwide and were flat in the U.S.

Our operating income for the three months ended February 29, 2012 was $108.1 million, compared to $94.9 million for the three months ended February 28, 2011. We continued to see positive mix in the U.S. primarily from our new hip products, which partially offset negative pricing pressure in our global Large Joint Reconstructive business. The increase in operating income was primarily due to a decrease in amortization expense, which was primarily a result of the intangible assets impairment charge of $518.6 million in the fourth quarter of fiscal 2011, causing a decrease in the intangible asset balance remaining to be amortized, partially offset by an increase in restructuring expense related to the global reconstructive products reorganization program. The program included the reorganization of our domestic and international reconstructive products corporate structure. Net cash provided by operating activities was $291.3 million for the nine months ended February 29, 2012, as compared to net cash provided of $303.2 million for the nine months ended February 28, 2011. The decrease in cash provided by operating activities was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and an increase in accounts receivable due to increased sales with an increase in days sales outstanding.

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

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Except for the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

As of February 29, 2012, our orthopedic net accounts receivable in these six countries totaled over $70.0 million. To date, we have not experienced any significant cash losses in the current fiscal year with respect to the collection of our accounts receivable related to sales within these countries.

We received $45.5 million face value zero coupon bonds from the Greek government as payment for the outstanding accounts receivable balance from 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. We recorded realized losses of $2.8 million and $19.3 million on the Greek bonds related to other-than-temporary impairment for the three and nine months ended February 29, 2012, respectively, which is included in other (income) expense with no other-than-temporary impairment recorded for the three and nine months ended February 28, 2011. The one year bonds matured in December 2011 and we received the full par value of approximately $8.4 million. The outstanding two year bonds were reclassified to short-term in December 2011 and were classified as long-term in the consolidated balance sheet at May 31, 2011. The outstanding three year bonds were classified as long-term in the consolidated balance sheet at February 29, 2012 and May 31, 2011. On March 9, 2012 the Greek government finalized the private sector involvement in the Greek debt restructuring. All holders of Greek government bonds are required to exchange the existing bonds to new bonds. The new bonds will have maturities ranging from 1 to 30 years with the face value reduced by 53%. At February 29, 2012 the face value of the bonds was $36.4 million.

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Products

Our product portfolio encompasses large joint reconstructive, S.E.T., spine & bone healing, dental and other products.

Large Joint Reconstructive Products – Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our large orthopedic reconstructive joints are knees and hips. We also produce bone cements and cement delivery systems.

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

Results of Operations

For the Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

(in millions, except percentages)	Three Months Ended February 29, 2012	Percentage of Net Sales	Three Months Ended February 28, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$708.9	100%	$678.0	100%	5%
Cost of sales	219.7	31	208.1	31	6

Gross profit	489.2	69	469.9	69	4
Selling, general and administrative expense	268.4	38	252.9	37	6
Research and development expense	30.1	4	28.8	4	5
Amortization	82.6	12	93.3	14	(11)

Operating income	108.1	15	94.9	14	14
Interest expense	117.2	17	124.0	18	(5)
Other (income) expense	(2.8)	—	(3.0)	—	(7)

Other expense, net	114.4	16	121.0	18	(5)

Loss before income taxes	(6.3)	(1)	(26.1)	(4)	(76)
Provison (benefit) from income taxes	10.2	1	(14.5)	(2)	(170)

Net loss	$(16.5)	(2)%	$(11.6)	(2)%	42%

Sales

Net sales were $708.9 million for the three months ended February 29, 2012, and $678.0 million for the three months ended February 28, 2011. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended February 29, 2012	Percentage of Net Sales	Three Months Ended February 28, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$432.8	61%	$412.3	61%	5%
Europe	176.7	25	173.0	26	2
International (1)	99.4	14	92.7	13	7

Total	$708.9	100%	$678.0	100%	5%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 29, 2012(1)	Percentage of Net Sales	Three Months Ended February 28, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$422.7	60%	$402.6	59%	5%
Sports, Extremities, Trauma (S.E.T.)	92.7	13	80.2	12	16
Spine & Bone Healing	76.5	11	80.6	12	(5)
Dental	65.6	9	67.2	10	(2)
Other	51.4	7	47.4	7	8

Total	$708.9	100%	$678.0	100%	5%

(1)	New product categories were adopted in order to more closely represent the way we report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the three months ended February 29, 2012 was $422.7 million, or 60% of net sales, representing a 5% increase compared to net sales of $402.6 million, or 59% of net sales, during the three months ended February 28, 2011.

Knee product sales increased 4% worldwide and 4% in the United States during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. The worldwide growth was primarily due to knee sales growth in

Europe and in the U.S. Europe sales growth was primarily due to increased sales of the Vanguard® Knee as well as the OSS™ Orthopaedic Salvage System. The sales increase in the U.S. was driven by increased sales in Vanguard® knee and also Vanguard® 360 revision knee offset partially by continued decreases in partial knees. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years. The rate of decline year-over-year has decelerated, as we continue to focus on our sales and marketing execution in our partial knee business. We believe new technologies such as the Oxford® Microplasty® instruments and the Signature™ Personalized Patient Care System for Oxford® knee, are contributing to what we believe are the early signs of stabilization.

Hip product sales increased 6% worldwide and 7% in the United States during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, the new Active Articulation™ E1® system and our Taperloc® Complete Hip Stem, which more than offset the erosion of metal-on-metal hip sales.

Sales of bone cement and other reconstructive products increased 6% worldwide and 8% in the United States during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. Strong sales of StageOne™ hip and knee cement spacer molds particularly the new StageOne™ Select modular hip spacer molds contributed to sales growth in the bone cement and other reconstructive product category.

S.E.T.

Worldwide net sales of S.E.T. products for the three months ended February 29, 2012 were $92.7 million, or 13% of net sales, representing a 16% increase compared to net sales of $80.2 million, or 12% of net sales, during the three months ended February 28, 2011.

Sports medicine sales increased 22% worldwide, with an 18% sales increase in the United States, during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. The primary contributor of sales growth in the third quarter was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance and expanded innovation of product offering beyond labral repair into rotator cuff.

Extremity product sales increased 18% worldwide, with a 21% sales increase in the United States, during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category.

Trauma product sales increased 1% worldwide, with a 6% sales decrease in the United States, during the three months ended February 29, 2012, compared to the three months ended February 28, 2011. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, more than offset by increased internal fixation sales. The increased internal fixation sales were primarily due to strong sales of the OptiLock® VL Distal Radius Plating System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the three months ended February 29, 2012 were $76.5 million, or 11% of net sales, representing a 5% decrease compared to net sales of $80.6 million, or 12% of net sales, for the three months ended February 28, 2011. We believe the spine market continued to be affected by mid-single-digit price erosion, a slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and a trend toward physician-owned distributorships.

Spine product sales decreased 3% worldwide and in the United States during the three months ended February 29, 2012, compared to the three months ended February 28, 2011.

Sales of bone healing products decreased 10% worldwide and in the United States during the three months ended February 29, 2012, compared to the three months ended February 28, 2011.

Dental

Worldwide net sales of dental products for the three months ended February 29, 2012 were $65.6 million, or 9% of net sales, representing a 2% decrease compared to net sales of $67.2 million, or 10% of net sales, during the three months ended February 28, 2011. The decreased dental sales are primarily due to decreases in the European market due to the economic uncertainty in the regions where we currently have the largest market share. The sales growth of 12% in the U.S. is due to volume growth in addition to increased average sales prices.

Other

Worldwide net sales of other products for the three months ended February 29, 2012 were $51.4 million, or 7% of net sales, representing an 8% increase compared to net sales of $47.4 million, also 7% of net sales, during the three months ended February 28, 2011. Our microfixation product sales grew during the quarter both worldwide and in the United States, which was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the three months ended February 29, 2012 increased to $489.2 million, compared to gross profit for the three months ended February 28, 2011 of $469.9 million, or 69% of net sales for both periods. Gross profit as a percentage of net sales was slightly down compared to the three months ended February 28, 2011 due to a decrease in average selling prices, unfavorable manufacturing variances as production volumes were lower and costs related to the closure of the Swindon, United Kingdom plant that commenced during the second quarter of fiscal 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended February 29, 2012 was $268.4 million, compared to $252.9 million for the three months ended February 28, 2011, or 38% and 37% of net sales, respectively. The expense was slightly up due to the costs related to settlement of the FCPA investigation.

Research and Development Expense

Research and development expense during the three months ended February 29, 2012 was $30.1 million, compared to $28.8 million for the three months ended February 28, 2011, or 4% of net sales for both periods. The slight increase in research and development expenses for the three months ended February 29, 2012 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the three months ended February 29, 2012 was $82.6 million or 12% of net sales, compared to $93.3 million for the three months ended February 28, 2011, or 14% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business.

Interest Expense

Interest expense was $117.2 million for the three months ended February 29, 2012, compared to interest expense of $124.0 million for the three months ended February 28, 2011. The decrease in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature moving more of our term loan facilities from fixed to floating rate debt.

Other (Income) Expense

Other (income) expense was income of $2.8 million for the three months ended February 29, 2012, compared to income of $3.0 million for the three months ended February 28, 2011.

Provision (Benefit) from Income Taxes

The effective income tax rate was (161.9)% for the three months ended February 29, 2012 compared to 55.6% for the three months ended February 28, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. Our effective income tax rate for the three months ended February 29, 2012 is lower than the effective income tax rate for the three months ended February 28, 2011 primarily due to the tax impact of projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. The tax benefit for the three months ended February 29, 2012 was increased due to discrete items, consisting primarily of restructuring-related adjustments and finalization of the 2010 income tax returns, and decreased as a result of an increase in the state tax rate applied to calculate deferred tax liabilities. The tax benefit for the three months ended February 28, 2011 was decreased due to the settlement of an IRS audit and finalization of the 2009 income tax returns.

For the Nine Months Ended February 29, 2012 Compared to the Nine Months Ended February 28, 2011

(in millions, except percentages)	Nine Months Ended February 29, 2012	Percentage of Net Sales	Nine Months Ended February 28, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,098.6	100%	$2,017.0	100%	4%
Cost of sales	669.9	32	609.6	30	10

Gross profit	1,428.7	68	1,407.4	70	2
Selling, general and administrative expense	800.9	38	765.4	38	5
Research and development expense	93.2	4	88.3	4	6
Amortization	250.0	12	283.3	14	(12)

Operating income	284.6	14	270.4	13	5
Interest expense	363.4	17	373.7	19	(3)
Other (income) expense	9.3	—	(8.7)	—	(207)

Other expense, net	372.7	18	365.0	19	2

Loss before income taxes	(88.1)	(4)	(94.6)	(5)	(7)
Benefit from income taxes	(18.4)	(1)	(57.6)	(3)	(68)

Net loss	$(69.7)	(3)%	$(37.0)	(2)%	88%

Sales

Net sales were $2,098.6 million for the nine months ended February 29, 2012, and $2,017.0 million for the nine months ended February 28, 2011. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Nine Months Ended February 29, 2012	Percentage of Net Sales	Nine Months Ended February 28, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,273.8	61%	$1,247.6	62%	2%
Europe	520.3	25	499.0	25	4
International (1)	304.5	14	270.4	13	13

Total	$2,098.6	100%	$2,017.0	100%	4%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 29, 2012(1)	Percentage of Net Sales	Nine Months Ended February 28, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,259.2	60%	$1,205.1	60%	4%
Sports, Extremities, Trauma (S.E.T.)	258.2	12	228.0	11	13
Spine & Bone Healing	230.1	11	247.2	12	(7)
Dental	198.5	9	195.5	10	2
Other	152.6	8	141.2	7	8

Total	$2,098.6	100%	$2,017.0	100%	4%

(1)

New product categories were adopted in order to more closely represent the way we currently report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the nine months ended February 29, 2012 was $1,259.2 million, or 60% of net sales, representing a 4% increase compared to net sales of $1,205.1 million, also 60% of net sales, during the nine months ended February 28, 2011.

Knee product sales increased 3% worldwide and decreased 1% in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. The worldwide growth was primarily due to knee sales growth in Europe. Europe knee sales increased primarily due to increased sales of the Vanguard® Knee as well as the Orthopaedic Salvage System. The sales increase in Europe was partially offset by decreases in the U.S. due to decreases in partial knee sales. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years.

Hip product sales increased 7% worldwide and 6% in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, the new Active Articulation™ E1® system and our Taperloc® Complete Hip Stem, which more than offset the erosion of metal-on-metal hip sales.

Sales of bone cement and other reconstructive products increased 6% worldwide and 7% in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. Strong sales increases of StageOne™ hip and knee cement spacer molds particularly the StageOne™ Select modular hip spacer molds drove sales growth in the bone cement and other reconstructive product category.

S.E.T.

Worldwide net sales of S.E.T. products for the nine months ended February 29, 2012 were $258.2 million, or 12% of net sales, representing a 13% increase compared to net sales of $228.0 million, or 11% of net sales, during the nine months ended February 28, 2011.

Sports medicine sales increased 18% worldwide, with an 11% sales increase in the United States, during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. The primary contributor of sales growth in the first, second and third quarters was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance.

Extremity product sales increased 17% worldwide and 19% in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category.

Trauma product sales decreased 1% worldwide, with a 3% sales decrease in the United States, during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, partially offset by increased internal fixation sales. The increased internal fixation sales were primarily due to strong sales of the OptiLock® VL Distal Radius Plating System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the nine months ended February 29, 2012 were $230.1 million, or 11% of net sales, representing a 7% decrease compared to net sales of $247.2 million, or 12% of net sales, for the nine months ended February 28, 2011. We believe the spine market continued to be affected by mid-single-digit price erosion, a slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and a trend toward physician-owned distributorships.

Spine product sales decreased 6% worldwide and 7% in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.

Sales of bone healing products decreased 8% worldwide and in the United States during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.

Dental

Worldwide net sales of dental products for the nine months ended February 29, 2012 were $198.5 million, or 9% of net sales, representing a 2% increase compared to net sales of $195.5 million, or 10% of net sales, during the nine months ended February 28, 2011. The increased dental sales are primarily due to growth in the U.S. as a result of increased average selling prices, partially offset by decreases in the European market due to the economic uncertainty in the regions where we currently have the largest market share.

Other

Worldwide net sales of other products for the nine months ended February 29, 2012 were $152.6 million, or 8% of net sales, representing an 8% increase compared to net sales of $141.2 million, or 7% of net sales, during the nine months ended February 28, 2011. Our microfixation product sales grew during the first, second and third quarters both worldwide and in the United States, which were partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the nine months ended February 29, 2012 increased to $1,428.7 million, compared to gross profit for the nine months ended February 28, 2011 of $1,407.4 million, or 68% and 70% of net sales, respectively. Gross profit as a percentage of net sales was slightly down compared to the nine months ended February 28, 2011 due to a decrease in average selling prices, unfavorable manufacturing variances as production volumes were lower, higher instrument depreciation expense related to new product launches and costs related to the closure of the Swindon, United Kingdom plant that commenced during the second quarter of fiscal 2012.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended February 29, 2012 and February 28, 2011 was $800.9 million and $765.4 million, respectively, or 38% of net sales for both periods. The expense increased in the nine months ended February 29, 2012 due to the costs to implement the restructuring plan commenced in the first quarter of fiscal 2012 and costs related to settlement of the FCPA investigation.

Research and Development Expense

Research and development expense during the nine months ended February 29, 2012 and February 28, 2011 was $93.2 million and $88.3 million, respectively, or 4% of net sales for both periods. The slight increase in research and development expenses for the nine months ended February 29, 2012 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the nine months ended February 29, 2012 was $250.0 million or 12% of net sales, compared to $283.3 million for the nine months ended February 28, 2011, or 14% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business.

Interest Expense

Interest expense was $363.4 million for the nine months ended February 29, 2012, compared to interest expense of $373.7 million for the nine months ended February 28, 2011. The decrease in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature moving more of our term loan facilities from fixed to floating rate debt.

Other (Income) Expense

Other (income) expense was expense of $9.3 million for the nine months ended February 29, 2012, compared to income of $8.7 million for the nine months ended February 28, 2011. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $19.3 million for the nine months ended February 29, 2012.

Benefit from Income Taxes

The effective income tax rate was 20.9% for the nine months ended February 29, 2012 compared to 60.9% for the nine months ended February 28, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. Our effective income tax rate for the nine months ended February 29, 2012 is lower than the effective income tax rate for the nine months ended February 28, 2011 primarily due to the tax impact of projected income inclusions related to U.S. anti-deferral provisions as well as updated assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. The tax benefit for the nine months ended February 29, 2012 was increased due to discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan and the United Kingdom as well as restructuring-related adjustments and finalization of the 2010 income tax returns. The tax benefit for the nine months ended February 28, 2011 was increased due to effective settlement of uncertain tax positions and the discrete impact of the reduction of corporate tax rates in the United Kingdom and was decreased due to the settlement of an IRS audit and finalization of the 2009 income tax returns.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the nine months ended February 29, 2012 and February 28, 2011:

(in millions)	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011
Net cash from (used in):
Operating activities	$291.3	$303.2
Investing activities	(81.7)	(175.8)
Financing activities	(28.9)	(39.6)
Effect of exchange rate changes on cash	(12.5)	10.8

Change in cash and cash equivalents	$168.2	$98.6

For the Nine Months Ended February 29, 2012 Compared to the Nine Months Ended February 28, 2011

Our cash and cash equivalents were $496.0 million as of February 29, 2012 compared to $287.7 million as of February 28, 2011. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $278.2 million as of February 29, 2012. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States. As of February 29, 2012, we have accumulated losses at our foreign subsidiaries, primarily due to the goodwill and other intangible impairment charges that were recorded in fiscal 2011 and 2009. No cash can be repatriated so long as we continue to accumulate losses at our foreign subsidiaries. Our foreign subsidiaries have continued, however, to generate positive cash flows from operations in amounts more than sufficient to meet their debt service obligations without using cash from our U.S. operations.

Operating Cash Flows

Net cash provided by operating activities was $291.3 million for the nine months ended February 29, 2012, compared to net cash flows provided of $303.2 million for the nine months ended February 28, 2011. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The decrease in cash provided by operating activities of $11.9 million was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and an increase in accounts receivable due to increased sales with an increase in days sales outstanding.

Investing Cash Flows

Net cash used in investing activities was $81.7 million for the nine months ended February 29, 2012 and $175.8 million for the nine months ended February 28, 2011. The investing cash flow decrease period-over-period when comparing the nine months ended February 29, 2012 to February 28, 2011 was primarily due to the receipt of proceeds from the sale of the manufacturing facility in Parsippany which is part of the $13.7 million of proceeds from the sale of property and equipment and the sales/maturities of investments of $42.0 million, which was due to the sale of a time deposit in the first quarter of fiscal 2012 and receipt of the first tranche of the Greece Bonds, as compared to only $14.6 million during the nine months ended February 28, 2011 and the decrease in capital expenditures which were $122.7 million for the nine months ended February 29, 2012 as compared to $133.9 million for the nine months ended February 28, 2011.

Financing Cash Flows

Net cash used in financing activities was $28.9 million for the nine months ended February 29, 2012, compared to $39.6 million for the nine months ended February 28, 2011. Net cash used in financing activities for the nine months ended February 29, 2012 primarily related to required payments under the senior secured credit facilities of $26.6 million. Net cash used in financing activities for the nine months ended February 28, 2011 primarily related to required payments under the senior secured credit facilities of $25.9 million, repurchases of senior notes of $11.2 million and payments under European facilities of $1.5 million.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	February 29, 2012	May 31, 2011
Days Sales Outstanding(1)	65.3	61.3
Inventory Turns(2)	1.57	1.54

(1)	DSO is calculated quarterly by dividing the quarterly net accounts receivable balance by the quarterly net sales amount and multiplying by 91.25 days (365 days/4).
(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Our higher DSO is the result of a global slowdown in customer payments, specifically in Europe. We are unable to continue factoring receivables in Spain which is causing our DSO to increase. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies.

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

(in millions, except ratios)	February 29, 2012		May 31, 2011
USD Term Loan B	$2,240.6		$2,258.1
EUR Term Loan B	1,125.4		1,206.3

Consolidated Senior Secured Debt	3,366.0		3,464.4
Cash and Cash Equivalents(3)	496.0		360.9

Consolidated Senior Secured Debt Net of Cash and Cash Equivalents(3)	$2,870.0		$3,103.5

LTM Adjusted EBITDA	$1,014.3	(2)	$1,010.4
Senior Secured Leverage Ratio(1)	2.83		3.07

(1)

Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

(2)

The LTM Adjusted EBITDA for February 29, 2012 includes nine months of Adjusted EBITDA during fiscal year 2012 of $753.4 million, plus the last three months of Adjusted EBITDA from fiscal year 2011 of $260.9 million.

(3)	Cash and cash equivalents as defined by the credit agreement includes $33.1 million of time deposits at May 31, 2011.

The decrease in the senior secured leverage ratio at February 29, 2012 as compared to May 31, 2011 is primarily due to the weakening of the euro against the U.S. dollar and debt service payments, as our Adjusted EBITDA was relatively consistent for both periods presented.

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

Adjusted EBITDA for the three and nine months ended February 29, 2012 and February 28, 2011, the three months ended May 31, 2011 and the year ended May 31, 2011 is calculated as follows:

(in millions)	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011	Three Months Ended(1) May 31, 2011	Year Ended May 31, 2011
Net loss	$(16.5)	$(11.6)	$(69.7)	$(37.0)	$(812.8)	$(849.8)
Depreciation	43.9	48.0	138.0	134.2	46.9	181.1
Amortization	82.6	93.3	250.0	283.3	84.6	367.9
Interest expense	117.2	124.0	363.4	373.7	125.2	498.9
Other (income) expense	(2.8)	(3.0)	9.3	(8.7)	(2.5)	(11.2)
Income taxes	10.2	(14.5)	(18.4)	(57.6)	(157.2)	(214.8)
Special items adjustments:
Stock-based compensation expense(2)	3.5	5.2	12.2	14.6	(1.9)	12.7
Litigation settlements and reserves and other legal fees(3)	12.8	2.3	21.3	9.7	2.8	12.5
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(4)	6.9	12.0	39.8	29.7	31.9	61.6
Sponsor fee(5)	2.7	2.7	7.5	7.6	2.5	10.1
Goodwill and intangible assets impairment charge(6)	—	—	—	—	941.4	941.4

EBITDA, as adjusted(7)	$260.5	$258.4	$753.4	$749.5	$260.9	$1,010.4

(1)	The three months ended May 31, 2011 shows the activity from March 1, 2011 to May 31, 2011.
(2)	Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.
(3)	We exclude certain litigation-related expenses from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.
(4)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(5)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance.
(6)	During fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(7)	As defined in our credit agreement.

Adjusted EBITDA growth has historically generally been in line with the growth in net sales. The fall through from net sales to Adjusted EBITDA has slowed due to a decline in gross margin percentage.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving credit facility, all in connection with the Merger, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of February 29, 2012. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments for the first seven years and three months. As of February 29, 2012, required principal payments of $35.2 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at February 29, 2012 was $713.9 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in Biomet’s 2011 Form 10-K and LVB’s Form 10/A. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2011 except those listed below.

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

We perform our annual assessment for impairment as of March 31 for all reporting units and test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The estimates and assumptions underlying the fair value calculations used in our annual impairment test are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in our impairment tests are consistent with those we use in our internal planning. These estimates and assumptions may change from period to period. If we use different estimates and assumptions in the future, impairment charges may occur and could be material.

As of February 29, 2012, we concluded that certain indicators were present that suggested impairment may exist for our Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $433.3 million and intangibles of $458.6 million at February 29, 2012. The indicators of potential impairment in our Dental Reconstructive reporting unit include evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for the Dental Reconstructive reporting unit at February 29, 2012. However, the preliminary result of this interim test of impairment for the Dental Reconstructive reporting unit’s goodwill and intangibles was inconclusive. We are currently completing our annual budget and strategic planning process and are continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. We will finalize the February 29, 2012 impairment tests during our fourth quarter of fiscal 2012.

We have identified other reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include the U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), the Spine and Bone Healing reporting unit ($163.8 million of goodwill), the International reporting unit ($569.4 million of goodwill) and the Europe reporting unit ($241.7 million of goodwill). The level of excess fair value over carrying value for each of these higher risk reporting units is less than 10%.

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

The results of operations for the three and nine months ended February 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K and LVB’s Form 10/A, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other material changes from the information about market risk provided in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2012. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of February 29, 2012.

Changes in internal control over financial reporting

There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

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

As of February 29, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in Biomet’s 2011 Form 10-K and in LVB’s Form 10/A except for items noted below.

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

As of February 29, 2012, we concluded that certain indicators were present that suggested impairment may exist for our Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $433.3 million and intangibles of $458.6 million at February 29, 2012. The indicators of potential impairment in our Dental Reconstructive reporting unit include: evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix.

The impact of these recent items resulted in management initiating a preliminary step one test of goodwill and intangibles for the Dental Reconstructive reporting unit at February 29, 2012. However, the preliminary result of this interim test of impairment for the Dental Reconstructive reporting unit’s goodwill and intangibles was inconclusive. We are currently completing our annual budget and strategic planning process and are continuing to evaluate overall long-term growth rates, industry information, and other valuation assumptions. We will finalize the February 29, 2012 impairment tests during our fourth quarter of fiscal 2012.

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

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor will be appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company has also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.

The Company has contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet has agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.

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

Compliance with the terms of the Corporate Integrity Agreement and the Deferred Prosecution Agreement requires cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.

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

On March 26, 2012, Biomet entered into a DPA with the DOJ related to this investigation. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor will be appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA.

We are committed to continuing to devote sufficient resources to meet our obligations under the Corporate Integrity Agreement and DPA. Compliance with these agreements requires substantial cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters.

We could be subject to further governmental investigations or actions by other third parties as a result of our settlements with the Department of Justice and OIG-HHS.

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

As discussed in Note 15, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1 of this report, on March 26, 2012, Biomet entered into a DPA with the DOJ and a Consent Agreement with the SEC related to the FCPA investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor will be appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. We intend to review and take appropriate actions with respect to complying with the terms of the DPA; however, we cannot assure that the costs of complying with such obligations would not have a material adverse effect on our financial condition, results of operations and cash flows or that the settlement would not prompt further governmental investigations related to the matters described in the DPA.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVB ACQUISITION, INC.

BIOMET, INC.

Date: April 13, 2012	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: April 13, 2012	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document