Form 10-K
period 2012-05-31
BIOMET INC; LVB Acquisition, Inc.
filed 2012-08-20
CIK 351346, 1402366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: LVB Acquisition, Inc. common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

LVB ACQUISITION, INC.	Yes	☒	No	☐
BIOMET, INC.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

LVB ACQUISITION, INC.	Yes	☒	No	☐
BIOMET, INC.	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

LVB ACQUISITION, INC.	☐
BIOMET, INC.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

LVB ACQUISITON, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

BIOMET, INC.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

LVB ACQUISITION, INC.	Yes	☐	No	☒
BIOMET, INC.	Yes	☐	No	☒

As of May 31, 2012, there was no established public trading market for any of the common stock of the registrants.

The number of shares of the registrants’ common stock outstanding as of July 31, 2012:

LVB ACQUISTION, INC.	552,308,376 shares of common stock
BIOMET, INC.	1,000 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by, or that include the words “believe,” “could,” “expect,” “forecast,” “intend,” “may,” “anticipate,” “plan,” “predict,” “possibly,” “project,” “potential,” “estimate,” “should,” “will” or similar expressions. These statements include, but are not limited to, statements related to:

•	the timing and number of planned new product introductions;

•	the effect of anticipated changes in the size, health and activities of the population or on the demand for our products;

•	assumptions and estimates regarding the size and growth of certain market categories;

•	our ability and intent to expand in key international markets;

•	the timing and anticipated outcome of clinical studies;

•	assumptions concerning anticipated product developments and emerging technologies;

•	the future availability of raw materials;

•	the anticipated adequacy of our capital resources to meet the needs of our business;

•	our continued investment in new products and technologies;

•	the ultimate marketability of products currently being developed;

•	our ability to successfully implement new technologies and transition certain manufacturing operations to China;

•	our ability to manage working capital and generate adequate cash flows to service outstanding debt;

•	our ability to sustain sales and earnings growth;

•	our success in achieving timely approval or clearance of our products with domestic and foreign regulatory entities;

•	our success in implementing our operational improvement programs;

•	the stability of certain foreign economic markets;

•	the impact of anticipated changes in the musculoskeletal industry and our ability to react to and capitalize on those changes;

•	our ability to successfully implement desired organizational changes;

•	our ability to successfully integrate the DePuy Trauma acquisition;

•	the impact of our managerial changes; and

•	our ability to take advantage of technological advancements.

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

Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this annual report will prove to be accurate. The inclusion of a forward-looking statement in this annual report should not be regarded as a representation by us that our objectives will be achieved. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those projected by any forward-looking statement. Many of these factors are beyond our ability to control or predict and could, among other things, cause actual results to differ from those contained in forward-looking statements made or incorporated by reference in this annual report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, results of operations and cash flows and may include, but are not limited to, factors discussed under the heading “Risk Factors” and the following:

•	changes in general economic conditions and interest rates;

•	changes in the availability of capital and financing sources;

•	changes in competitive conditions and prices in our markets;

•	changes to the regulatory environment for our products, including national health care reform;

•	the effects of having incurred a substantial amount of indebtedness under the notes and our senior secured credit facilities;

•	the effects upon us of complying with the covenants contained in our senior secured credit facilities and the indentures governing the notes;

•	restrictions the terms and conditions of the notes and our senior secured credit facilities may place on our ability to respond to changes in our business or take certain actions;

•	changes in the relationship between supply of and demand for our products;

•	fluctuations in costs of raw materials and labor;

•	changes in other significant operating expenses;

•	decreases in sales of our principal product lines;

•	slow downs or inefficiencies in our product research and development efforts;

•	increases in expenditures related to increased government regulation of our business;

•	developments adversely affecting our sales activities inside or outside the United States;

•	decreases in reimbursement levels by our customers, including certain of our foreign government customers that are experiencing fiscal distress;

•	difficulties in transitioning certain manufacturing operations to China and other locations;

•	challenges in effectively implementing restructuring and cost saving initiatives;

•	increases in cost-containment efforts from managed care organizations and other third-party payors;

•	loss of our key management and other personnel or inability to attract such management and other personnel;

•	increases in costs of retaining existing independent sales agents of our products;

•	potential future goodwill and/or intangible impairment charges;

•	unanticipated expenditures related to litigation; and

•	failure to comply with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement.

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

Part I.

Explanatory Note

This Form 10-K is a combined annual report being filed separately by two registrants: LVB Acquisition, Inc. (“LVB” and “Parent”) and its wholly owned subsidiary, Biomet, Inc. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1.	Business.

General

Currently, the principal asset of LVB is the ownership of 100% of the common stock of Biomet, Inc., which is an operating company. Biomet, Inc., an Indiana corporation incorporated in 1977, is one of the largest orthopedic medical device companies in the United States and worldwide with operations in more than 50 locations throughout the world and distribution in approximately 90 countries. Biomet, Inc.’s principal subsidiaries include Biomet U.S. Reconstruction, LLC; Biomet Orthopedics, LLC; Biomet Manufacturing Corporation; Biomet Europe BV; EBI, LLC; Biomet 3i, LLC; Biomet International Ltd.; Biomet Microfixation, LLC; Biomet Sports Medicine, LLC; Biomet Trauma, LLC; and Biomet Biologics, LLC. Unless the context requires otherwise, the term “LVB,” “Biomet,” “Company,” “we,” “our”, or “us” refers to LVB Acquisition, Inc. and all of its subsidiaries. We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, we have applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Transactions with the Sponsor Group

On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of LVB (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”). Approximately 82% of the outstanding Shares were tendered to Purchaser in the Offer. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of its shareholders voted to approve the proposed merger, and LVB acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of LVB, which is controlled by LVB Acquisition Holding, LLC, or “Holding,” an entity controlled by a consortium of private equity funds affiliated with the Sponsors (as defined below) and their co-investors.

The Merger was completed on September 25, 2007 and was financed through:

•

the proceeds from the initial offering of Biomet, Inc.’s 10% Senior Notes due 2017, which we refer to as the “original senior cash pay notes,” Biomet, Inc.’s 10 3/8%/11 1/8% Senior Toggle Notes due 2017, which we refer to as the “original senior toggle notes,” and Biomet, Inc.’s 11 5/8% Senior Subordinated Notes due 2017, which we refer to as the “original senior subordinated notes” and collectively with the original senior cash pay notes and original senior toggle notes, the “original notes”;

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

Exchange Offer

On May 21, 2008, Biomet, Inc. commenced an exchange offer for all of the outstanding original notes for an equal principal amount of the 10% Senior Notes due 2017, which we refer to as the “exchange senior cash pay notes,” the 10  3/8%/11  1/8% Senior Toggle Notes due 2017, which we refer to as the “exchange senior toggle notes,” and the 11 5/8% Senior Subordinated Notes due 2017, which we refer to as the “exchange senior subordinated notes,” which notes were registered under the Securities Act of 1933, as amended, and which we refer to collectively as the “exchange notes.” On July 1, 2008, Biomet, Inc. announced the completion of the exchange offer, pursuant to which $775,000,000 of the $775,000,000 aggregate principal amount of original senior cash pay notes, $774,999,500 of the $775,000,000 aggregate principal amount of original senior toggle notes and $1,014,999,500 of the $1,015,000,000 aggregate principal amount of the original senior subordinated notes were tendered and accepted for exchange. We refer to the original senior cash pay notes and the exchange senior cash pay notes as the “senior cash pay notes,” the original senior toggle notes and the exchange senior toggle notes as the “senior toggle notes,” the original senior subordinated notes and the exchange senior subordinated notes as the “senior subordinated notes” and the original notes and the exchange notes collectively as the “existing notes.” We also refer to the senior cash pay notes and the senior toggle notes as the “existing senior notes.”

New Notes Offering and Credit Facility Amendment

On August 8, 2012 Biomet, Inc. completed its offering of $1.0 billion aggregate principal amount of 6.500% senior notes due 2020 (the “new senior notes”). We expect to use the net proceeds of this offering to fund a tender offer for any and all of our outstanding senior toggle notes, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness. We refer to our existing notes and new senior notes as the “notes.”

On August 2, 2012, we entered into an amendment and restatement agreement that amended our existing senior secured credit facilities. The amendment (i) extends the maturity of approximately $1,007.2 million of our

U.S. dollar-denominated term loans and approximately €631.3 million of our euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinances and replaces the existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinances and replaces the existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

Competitive Strengths

We believe we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic medical device market.

Broad Market Leadership. We believe we are the fourth largest player in the U.S. orthopedic reconstructive market and have maintained this position for over a decade. We have a large presence at U.S. hospitals, supplying products to over 60% of hospitals performing joint replacement surgery. In addition, we are a leading provider of dental reconstructive devices worldwide and maintain market leadership positions in the electrical stimulation and craniomaxillofacial fields.

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

Consistently Strong Operating Cash Flow Generation. Our business is characterized by consistently strong operating cash flows due to our robust operating history and moderate capital intensity. We have continually increased revenues, with fiscal year 2012 representing our 34th consecutive year of year-over-year net sales growth. Over the last 20 years, from fiscal year 1992 through fiscal year 2012, we increased net sales at a compounded annual growth rate of approximately 12%. We have sustained growth through multiple macro-economic cycles, demonstrating a stable business profile. In addition, we have historically had modest capital expenditures and working capital requirements, providing for strong operating cash flow conversion.

Experienced and Dedicated Management Team. We have a highly experienced management team at both the corporate and operational level. Our team is led by Jeffrey R. Binder, a 21-year veteran of the orthopedic medical device industry, who was appointed President and Chief Executive Officer in February 2007. Daniel P. Florin was appointed Senior Vice President and Chief Financial Officer in June 2007 and brings 21 years of financial officer/controller experience in the medical device industry and five years of public accounting and auditing experience to Biomet. In February 2008, Jon C. Serbousek was appointed President of Biomet Orthopedics and was recently appointed as Group President, Biomet Orthopedics, having spent 8 years with Medtronic and 13 years with DePuy, for a total of 25 years in the medical device industry. Adam Johnson was appointed Senior Vice President and President of EBI, LLC, d/b/a Biomet Spine & Bone Healing Technologies in June 2012, having previously served and continuing to serve as President of Biomet Microfixation and brings 13 years of experience in the medical device industry.

Premier Equity Sponsorship. The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. and TPG Global, LLC (together with its affiliates, “TPG”) (together the “Sponsors”) are among the most well-known and respected financial sponsors in the world. The Sponsors have made investments in over 950 companies. The Sponsors have considerable experience in the healthcare sector with investments in companies such as Accellent Inc., HCA Inc., IASIS Healthcare Corporation, Quintiles Transnational Corp., DJO Inc. and Vanguard Health Systems, Inc., among others.

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

Regulatory and Other Uncertainties

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these laws impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact our results of operations and cash flows following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, results of operations and cash flows, possibly materially.

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

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and the European sovereign debt crisis. We believe the credit and economic conditions within Greece, Ireland, Italy, Portugal and Spain, among other members of the European Union, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of May 31, 2012, our orthopedic net accounts receivable in these countries totaled over $70.0 million. During fiscal year 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the proposal by the Greek government to settle certain past due healthcare liabilities with long-term zero coupon bonds. We currently hold Greek bonds with a fair value of $6.3 million at May 31, 2012. Further, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing the Eurozone countries described above. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect the Company’s revenues, financial condition or results of operations.

Business Strategy

We intend to enhance our position as a leading orthopedic medical device company by pursuing the following strategic initiatives:

Continue to Develop and Launch New Products and Technologies. In May 2009, we launched our New Product Introduction, or NPI, process worldwide. The NPI process is a global portfolio and project management approach that helps bring visibility and control to all commercial aspects of new product development projects. The process breaks each project down into six stages of work and further divides these stages by formal review gates. We have a single database of all of our development projects that is easily filtered and sorted to generate customized project roadmaps that serve as communication tools providing visibility to all functional teams. The database is designed to prioritize and focus the portfolio and also ensure that the workload is properly resourced and managed across the business. Projects are assessed against pre-determined gate criteria. Functional teams, along with the global portfolio review teams, select and prioritize projects that can be adequately resourced and help deliver product category growth targets, satisfy specific hurdle rates and strategic drivers and provide a balanced product portfolio.

Enhance Surgeon Customer Relationships through Product Performance and Innovation. We intend to continue to meet the needs of our surgeon customers and hospital customers by providing clinically successful and innovative products that offer a cost-effective means of treating patients. Our success has been built on responsiveness to the needs of the healthcare community, the clinical performance of our products and our ongoing commitment to continued product innovation.

Expand Our Global Reach. We intend to continue to increase the geographic presence of each of our business categories. We believe there are considerable opportunities for global expansion as healthcare spending increases in international markets—the United States accounted for approximately 60% of the global orthopedic market in 2011. The United States, Europe and Japan totaled more than 80% of the global orthopedic market in 2011, but less than 20% of the world’s 7 billion people live in these three geographic regions. We particularly plan to focus on deepening our position in under-penetrated regions where we believe there are attractive opportunities for growth, including Asia and Latin America, by deploying more resources to capture market opportunities, as well as by leveraging our established worldwide manufacturing facilities and sales force. We believe we can successfully grow our presence in these regions by differentiating ourselves as a provider with a comprehensive portfolio of leading musculoskeletal products.

Focus on Operational Efficiency. We believe we have identified significant opportunities to streamline operations. We believe the historically decentralized nature of our management and decision-making structure creates opportunities to improve operational efficiency as we centralize operations and increase focus, coordination and accountability throughout the organization. Plans include manufacturing footprint optimization, implementation of Six Sigma and Lean Manufacturing, procurement and offshoring initiatives, as well as reduction in overhead expenses. These changes were initiated during fiscal year 2008, continued through fiscal year 2012 and are expected to continue into future fiscal years. We believe these changes will enable us to maximize asset utilization, optimize working capital and increase cash flow, as well as accelerate product development and enhance customer service. During fiscal year 2011, we initiated a reorganization of our global reconstructive product organization to further the alignment and collaboration of our team members across our various businesses, functions and geographies.

Maximize Free Cash Flow. We are focused on maximizing our operating cash flow. Over the last 20 years, we have generated significant operating cash flow due to our business growth, strong operating margins and modest capital expenditure and other cash requirements. These business fundamentals have been supplemented by working capital improvement initiatives, which historically had not been a primary focus area of management. In addition, we have benefited and believe we will continue to benefit from identified cost savings as we enhance operational efficiencies. We plan to use available cash after capital expenditures primarily to reduce leverage, strengthen our balance sheet and make strategic acquisitions.

Products

We operate in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in five major categories: Large Joint Reconstructive, Sports, Extremities, Trauma (“S.E.T.”), Spine & Bone Healing, Dental and Other Products. We have three geographic markets: United States, Europe and International.

The following charts set forth our net sales by product category and geographic markets for the fiscal year ended May 31, 2012. We changed our product categories in fiscal year 2012 to more closely represent the way we currently report sales and market our products, and to provide increased reporting transparency. For certain financial information concerning our product categories and geographic markets, see Note 13 to our fiscal year ended May 31, 2012 consolidated financial statements included elsewhere herein.

Year Ended May 31, 2012

Large Joint Reconstructive Products

Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. Our primary orthopedic reconstructive joints are knees and hips. We also produce the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems.

Our PMI® (Patient-Matched Implant) services group designs, manufactures and delivers patient-specific reconstructive devices to orthopedic specialists. We believe this service continues to enhance our reconstructive sales by strengthening our business relationships with orthopedic surgeons and augmenting our reputation as a responsive company committed to excellent product design. In order to assist orthopedic surgeons and their surgical teams in preoperative planning, our PMI® group utilizes a three-dimensional, or 3-D, bone reconstruction imaging system. We use computed tomography, or CT, data to produce 3-D reconstructions for the design and manufacture of patient-matched implants. With this imaging and model-making technology, our PMI® group is able to assist the physician prior to surgery by creating 3-D models. Within strict guidelines, the model is used by engineers, working closely with a surgeon, to create a PMI® design for the actual manufacturing of the implant for a specific patient.

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

Our most comprehensive total knee system, the Vanguard® Complete Knee System, accommodates up to 145 degrees of flexion, provides advanced sizing options and offers full interchangeability of the system’s components to provide for a precise fit for each patient. The Vanguard® Complete Knee System is supported by five instrumentation platforms: Microplasty®, Premier™, Microplasty® Elite, Vanguard® Tensor and Vanguard® Anterior Referencing systems, accommodating a number of workflows and techniques.

At the end of fiscal year 2012, we started the global commercial launch of our newest revision knee offering, the Vanguard® SSK 360 Revision System. This innovative system, which is an extension of our Vanguard® Complete Knee System, is designed to offer optimum stability, while maximizing options for intraoperative flexibility.

Biomet continues to globally lead the patient specific instrument market with the Signature™ System. The Signature™ System uses a patient’s MRI or CT data to deliver patient-specific positioning guides to the surgeon for improved pre-operative planning, custom positioning of the implants, and improved surgical efficiency. Signature Technology is currently utilized for implantation of the Vanguard® Complete Knee System and the Oxford® Partial Knee System. The Signature™ System was developed through a partnership with Materialise NV and we believe this technology will be expanded to other orthopedic applications beyond the knee.

During the fiscal year 2012, E1® Antioxidant Infused Technology Tibial Bearings continued to receive strong market acceptance. The E1® technology provides Vitamin E infused highly cross-linked polyethylene, which is designed to offer strength and oxidative stability for implant longevity.

We believe we continue to be the market leader for products accommodating minimally-invasive knee techniques. The Oxford® Partial Knee, which was introduced in the United States during fiscal 2005 and has been commercially available in Europe for 35 years, is currently the only free-floating meniscal bearing unicompartmental knee system approved by the U.S. Food and Drug Administration, or “FDA,” for use in the United States. Our offering of minimally-invasive partial knee systems also includes the Alpina™ Unicompartmental Knee (which is not currently available in the United States); the Vanguard M™ Series Unicompartmental Knee System, a modified version of the Oxford® Partial Knee that incorporates a fixed-bearing tibial component as opposed to a free-floating tibial bearing; and the Repicci II® Knee System.

Hip Systems. A total hip replacement involves the replacement of the head and neck of the femur and the acetabulum and may occur as an initial joint replacement procedure, or as a revision procedure, which may be required to replace, repair or enhance the initial implant. A femoral hip prosthesis consists of a femoral head and stem, which can be cast, forged or wrought, depending on the design and material used. Many of our femoral prostheses utilize our proprietary PPS® Porous Plasma Spray coating, which enables cementless fixation.

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

From our broad product platform of hip stem offerings, the Taperloc® Hip System has become our best-selling component. The Taperloc® Stem is marketed for non-cemented use in patients undergoing primary or revision hip replacement surgery as a result of noninflammatory degenerative joint disease. The Taperloc® femoral component is a collarless, flat, wedge-shaped device that is relatively simple to implant and is particularly well-suited for minimally-invasive procedures. During the fourth quarter of fiscal 2011, we initiated the rollout of the Taperloc® Complete stem, which combines the proven clinical data of the Taperloc stem with subtle design changes to better address the fit and biomechanics of patients. We also offer the Taperloc® Microplasty® and Taperloc® Complete Microplasty® stems that address the demand for a minimally-invasive, bone-conserving total hip implant. The shorter length of the Microplasty® Stem, compared to a traditional hip stem, allows for preservation of distal bone, while maintaining proximal femoral bone fixation.

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

The Echo® Bi-Metric® stem, which is a cementless press-fit stem for primary total hip procedures, utilizes proven features of the Integral® and Bi-Metric® stems, while integrating new design features to further enhance clinical performance by accommodating a wider range of femoral canals, allowing for increased range of motion, and providing standard and lateralized offset options to restore biomechanics.

In our acetabular portfolio, our M2a-Magnum™ Articulation System incorporates large diameter metal-on-metal components to more closely resemble the natural anatomy, offering joint mechanic restoration designed to improve range of motion and joint stability. We market ArComXL® polyethylene, which is a highly crosslinked polyethylene bearing material based on our proven ArCom® polyethylene. ArComXL® polyethylene has demonstrated excellent wear characteristics without measurable oxidation after accelerated aging. We market acetabular hip liners manufactured from E1® material. Vitamin E is a natural antioxidant and is expected to provide optimal oxidation resistance for the implant bearings used in our total joint replacements.

We introduced our Active Articulation™ E1® System and our Active Articulation™ ArcomXL® System during fiscal 2011. These systems are dual-mobility acetabular systems that are designed to provide the benefits of a large head design, including the potential for increased range of motion and low risk of dislocation.

The Regenerex® Construct unites the proven clinical history of titanium with an enhanced interconnecting pore structure, resulting in an innovative material that provides for biologic fixation and provides design flexibility and solutions for difficult primary and revision procedures. The advanced titanium scaffold structure of the Regenerex® Construct is a continuous three-dimensional matrix comprised of industry-standard Ti-6AL-4V. Titanium is a clinically proven material in the orthopedic market, with optimal biological fixation, and the Regenerex® construct is expected to be the material of choice for porous metal constructs.

We introduced our Arcos® Modular Femoral Revision System in fiscal year 2011, which contributed to our revision hip sales growth for fiscal year 2012. The Arcos® System offers surgeons the ability to select from a range of interchangeable components intraoperatively, using a single set of instruments.

Bone Cements and Accessories, and Other Large Joint Reconstructive Products and Services. We offer a wide range of acrylic bone cements and cementing systems for various clinical applications including primary and revision reconstructive joint procedures. Our broad portfolio of high, medium and low viscosity cements, with or without antibiotics, along with our cementing systems provide solutions for most clinical situations where bone cement is required.

We have broadened the range of our internally developed and manufactured bone cement product offerings with both Cobalt™ HV (High Viscosity) Bone Cement and Cobalt™ MV (Medium Viscosity) Bone Cement, which are particularly well suited for use in minimally-invasive surgery, but may be used in all applicable joint replacement procedures. In addition, we maintain a market leading position in Europe with our Refobacin and Biomet Bone Cement lines. The excellent handling characteristics and high optical contrast of our cements are well suited to the current trends in orthopedic surgery. In the United States, the SoftPac™ monomer packaging offers the only alternative to glass vial packaging, which is inherently less safe due to the necessity to break the glass vial to deliver the monomer. In Europe, we introduced the OptiPac™ pre-loaded, all-in-one bone cement and delivery system during fiscal 2008. OptiPac™ is a closed vacuum mixing system prepacked with both polymer and monomer, which eliminates several steps in the mixing procedure. During fiscal year 2012, the OptiPac™ closed vacuum system continued to receive strong market demand, reinforcing our position as the leader in the European bone cement market. In addition, during fiscal year 2012 we launched OptiPac™ Knee, specifically designed to address partial, hybrid and two-step total knee procedures.

Our portfolio of cementing systems includes the Optivac® Mixing System, which provides mixing and collection under vacuum for optimal porosity reduction. In addition to improving bone cement quality, these systems are also designed to reduce the level of monomer exposure in the operating room and minimize direct contact with the cement, thereby creating a safer working environment.

During fiscal year 2011 we increased focus on strengthening our position in the revision market, including the launch of our StageOne™ Select Hip Cement Spacer Molds, which are single-use molds designed to create a temporary cement spacer for patients undergoing a two-stage revision. Design features of StageOne™ Select Hip Cement Spacer Molds provide the surgeon with more options and help enhance patient fit during the first-stage of a two-stage revision. During fiscal year 2012 we initiated the launch of StageOne™ Select Hip Cement Spacer Molds in Europe. We offer cement spacer mold options for both hip and knee revision procedures.

Sports, Extremities, Trauma (“S.E.T.”) Devices

Our S.E.T. product category includes sports medicine products, extremity devices, and trauma hardware.

Sports Medicine Products. We manufacture and market a line of arthroscopy products. Arthroscopy is a minimally-invasive orthopedic surgical procedure in which an arthroscope is inserted through a small incision to allow the surgeon direct visualization of the joint. This market is comprised of five product categories: power instruments, manual instruments, visualization products, soft tissue anchors, and procedure-specific instruments and implants.

We market several sports medicine products that feature ZipLoop™ Technology, a weave in which a single strand of braided polyethylene is woven through itself twice in opposite directions. This construct allows the production of innovative products that can vary in length and compression/tension, addressing the individual needs of each patient. Since the surgeon has the ability to vary the length of the implant, this eliminates the need for multiple sizes and requires minimal instrumentation. The technology is now being utilized to repair injuries in the shoulder, elbow, knee and foot and ankle.

In the fourth quarter of fiscal year 2010, we launched the 1.4mm JuggerKnot™ Soft Anchor for labral repair. This product represents the next generation of suture anchor technology, as it is completely suture-based and the first of its kind. The key to a labral repair is to remove the least amount of bone possible, and the smaller anchor diameter allows multiple anchors to be placed without removing large amounts of bone. During fiscal year 2012, we launched four additional sizes of JuggerKnot™ products, including the 1.5mm JuggerKnot™ Soft Anchor for labral repair, the 2.9mm JuggerKnot™ Soft Anchor double loaded for rotator cuff repair, and the 1.0mm JuggerKnot™ Soft Anchor and the 1.4mm JuggerKnot™ Short Soft Anchor for extremity repair.

In the third quarter of fiscal year 2011, we launched the TunneLoc® Tibial Fixation Device. This device has a hands-free tensioner that maintains tension during the insertion of the implant, which we believe is a unique feature. This allows the surgeon to set the tension on the inserter as needed and once locked, the surgeon is able to cycle the knee. In addition, the graft tensioner and inserter eliminate the need for reusable instruments, saving costly preparation time for the surgeon.

Extremity Systems. We offer a variety of shoulder systems including the Absolute® Bi-Polar, Bi-Angular®, Bio-Modular®, Comprehensive®, T.E.S.S., Copeland™, Integrated™ and Mosaic™ Shoulder Systems, as well as uniquely-designed elbow replacement systems.

The Comprehensive® Primary Shoulder System includes the standard and mini length Comprehensive® Primary Stems and the Versa-Dial® Heads, as well as the Hybrid® glenoids.

The Comprehensive® Reverse Shoulder System offers improved intraoperative flexibility and is our first reverse shoulder that will utilize the Comprehensive® platform stems, providing for cemented or cementless use. This system was designed to eliminate scapular notching by incorporating a more anatomic center of rotation utilizing our Versa-Dial® glenospheres.

The T.E.S.S. shoulder system, commercially available in Europe, was developed to provide a less-invasive, bone conserving solution for all shoulder arthroplasty indications. The T.E.S.S. was the first system to introduce the concept of stem-less shoulder arthroplasty to the market.

The Copeland™ Humeral Resurfacing Head was developed to minimize bone removal in shoulder procedures and has approximately 20 years of positive clinical results in the United Kingdom. This system was expanded to include the Copeland™ EAS™ Extended Articular Surface Humeral Resurfacing Head designed to address rotator cuff arthropathy.

Trauma Internal Fixation Devices. Internal fixation devices include products such as intramedullary (IM) nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries. These devices are used by orthopedic surgeons to provide an accurate means of setting and stabilizing fractures and for other acute reconstructive procedures. By holding and stabilizing alignment of the reduced fracture, internal fixation products are intended to aid in the healing process, which may be removed when healing is complete. Internal fixation devices are not intended to replace normal body structures.

Biomet develops, manufactures and distributes innovative products for the internal fixation market. On June 15, 2012, we acquired the worldwide trauma business of DePuy Orthopaedics, Inc. for approximately $280.0 million broadening and deepening our trauma product portfolio. We now offer a complete product line of low-profile, locked periarticular plates and hub-and-spoke mini and small fragment sets, which utilize platform technologies.

The Biomet® DVR® offers a market leading innovative volar approach for treating fractures of the distal radius. Our F.A.S.T. Guide® Technology is designed to improve intraoperative efficiencies and is a platform technology shared in the S3® proximal humeral, elbow and all ALPS mini and small low profile locking plates. All plates, including the POLYAX® distal femoral and proximal tibial periarticular plates, are strengthened by a proprietary type II titanium alloy anodizing process branded TiMAX®.

The Biomet® PTN and Phoenix™ femoral and tibial IM nail product portfolio is now deepened with the addition of AFFIXUS® hip fracture and VersaNail® IM nails, which utilize TiMAX® technology. The AFFIXUS® nail utilizes highly intuitive, efficient, streamlined instrumentation and offers both intraoperative and post operative rotational control/stability of the femoral head, providing a competitive hip fracture solution.

Trauma External Fixation Devices. External fixation devices are used to stabilize fractures when alternative methods of fixation are not suitable, due to a variety of clinical indications, including treatment of open fractures. We offer a complete line of solutions for various segments of the fracture and reconstructive external fixation markets.

Our external fixation products are modular devices intended for use in simple and/or complex fractures of upper extremities, the pelvis and lower extremities. The Biomet® Vision™ Unilateral Fixator is a carbon-based external fixation device intended for use in the treatment of bone conditions including leg lengthening, osteotomies, arthrodesis and fracture fixation addressing periarticular, diaphyseal and other fractures amenable to temporary, or to definitive external fixation measures. This device offers serrated mechanical locks that allow for up to 120 degrees of articulation for controlled fracture reduction and radiolucency for unobstructed radiographic imaging of the fracture site.

The Biomet® Vision™ Pin-to-Bar system offers an MRI/CT safe modality for stabilization of long bone and pelvic fractures. This versatile system allows for independent pin placement and can be used as both temporary and definitive fixation.

Spine and Bone Healing Products

Our spinal products include spinal fixation systems, implantable and non-invasive electrical stimulation devices for spinal applications, orthobiologics (including allograft services). Our bone healing products include implantable and non-invasive electrical stimulation devices for long bone and pelvic fractures, as well as soft goods and bracing products for orthopedic applications. These products and services are primarily marketed in the United States under the Biomet Spine & Bone Healing Technologies trade name.

Spinal Fixation Systems. We market spinal fixation devices for various spinal fusion applications. In the thoracolumbar market segment, we offer the Polaris™ Spinal System, a low profile, top-loading, thoracolumbar system utilizing a Helical Flange® (a registered trademark of Roger P. Jackson) closing mechanism, among other systems. This feature minimizes the potential for cross-threading and seat splay, simplifying the implant closing procedure for the surgeon. The Polaris™ System is available in titanium or stainless steel in 6.35mm or 5.5mm rod diameters, with various screw, hook and rod options. With the 5.5mm diameter rod system, we market titanium, stainless steel and cobalt chrome rod material options. These multiple rod materials and diameters provide surgeons with treatment options for various types of deformity patients. Additionally, the Polaris™ system features the Trivium™ instrumentation permitting direct vertebral body rotation and correction.

We also offer a variety of spacer products for the thoracolumbar market segment. The Solitaire™ Anterior Spinal System is a stand-alone device with numerous implantation options for intraoperative flexibility when performing an Anterior Lumbar Interbody Fusion (ALIF) procedure. This system is available with implants manufactured from titanium or PEEK-OPTIMA® (a registered trademark of Invibio® Limited) polymer, an implant option for increased radiographic fusion assessment. We also offer the ESL®, C-Thru™ and Zyston® interbody spacers. All three of these spacers feature open designs to permit ample space for bone graft placement. The ESL® System has an elliptical shape, offering optimal surface contact with the vertebral body endplates. The Zyston® System is available in straight and curved models to conform to the anterior shape of the adjacent vertebral body. The ESL® and Zyston® spacers are utilized for Posterior Lumbar Interbody Fusion (PLIF) and/or Transforaminal Interbody Fusion (TLIF) procedures. The C-Thru™ spacer is indicated for Cervical Interbody Fusion. All three interbody spacers are available in PEEK-OPTIMA® (a registered trademark of Invibio® Limited) polymer for increased radiographic fusion assessment.

For cervical fixation applications, the open design of the VueLock® Anterior Cervical Plate System provides surgeons with enhanced visualization of the bone graft both during the actual surgical procedure and postoperatively on x-ray. We also offer the C-TEK® Anterior Cervical Plate, which provides a non-constrained, semi-constrained or a completely rigid construct, depending on the surgeon’s preference. Made of titanium, the C-TEK® Plate offers both fixed and variable screws in a wide variety of diameters and lengths, and features a unique locking mechanism to prevent screw back out. The MaxAn® Anterior Cervical Plate System, which incorporates technology developed by Gary K. Michelson, M.D., has a unique design that allows for maximum angulation of the screws. This technology permits the surgeon to utilize a shorter plate, which helps optimize plate placement to potentially prevent impingement of the adjacent healthy disc.

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

Minimally-invasive surgery is of growing interest in the practices of many spine surgeons. In the minimally-invasive surgery market, we offer the Ballista® Percutaneous Pedicle Screw Placement System and the AccuVision® Minimally Invasive Access System. These systems address both the mini-open and percutaneous screw placement minimally invasive approaches.

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

Spine Fusion Stimulation Systems. Spinal fusions are surgical procedures undertaken to establish bony union between adjacent vertebrae. We distribute both non-invasive and implantable electrical stimulation devices that surgeons can use as options to provide an appropriate adjunct to surgical intervention in the treatment of spinal fusion applications. We have assembled extensive preclinical research, documenting the mechanism of action for the technology utilized in our spine fusion stimulation systems.

The SpinalPak® II Spine Fusion Stimulator and Biomet® SpinalPak® Non-Invasive Spine Fusion Stimulator System are noninvasive bone growth stimulators for use as an adjunct electrical treatment to primary lumbar spinal fusion surgery for one or two levels. Both utilize Capacitive Coupling technology that involves the upregulation of factors that modulate bone healing, which may lead to successful fusion incorporation. These devices consist of a small, lightweight generator worn outside the body that is connected to wafer-thin electrodes applied over the fusion site. Both devices are patient-friendly and are designed to optimize compliance with the treatment regimen to help fusion success.

The SpF® Implantable Spine Fusion Stimulator is an established clinical treatment for posterolateral lumbar spine fusions and it is the only implantable spine fusion stimulator on the market, providing a constant dose of electrical stimulation for up to six months. The surgically-implanted SpF® Spine Fusion Stimulator consists of a generator that provides a constant direct current to titanium cathodes placed where bone growth is required. The SpF® Implantable Spine Fusion Stimulator is a Class III device and is indicated as a spinal fusion adjunct that increases the probability of fusion success in one or two levels or three or more levels.

Osteobiologics. The InterGro® DBM (Demineralized Bone Matrix) portfolio includes InterGro® DBM Paste, InterGro® DBM Putty and InterGro® DBM Plus, each providing an osteoconductive and osteoinductive matrix that may be used as an autograft extender in the spine. All InterGro® DBM forms contain human tissue or allograft bone, which has been granulated, demineralized and mixed with lecithin, a natural lipid carrier that is resistant to breakdown by bodily fluids, temperature or aggressive irrigation. InterGro® DBM has the highest DBM content by weight with validated osteoinductivity, and excellent handling and performance characteristics. InterGro® DBM Plus contains InterGro® DBM Paste pre-mixed with Pro Osteon® 500R granules, which provide an osteoconductive scaffold that resorbs in 6-18 months and an interconnected porosity that is similar to cancellous bone that provides continuous pathways for bony ingrowth.

Pro Osteon® 500R and Pro Osteon® 200R are resorbable, biocompatible, and osteoconductive bone graft substitutes made from marine coral, which has a distinct chemical composition and exhibits fully interconnected porosity. The unique pore structure in Pro Osteon® 500R provides continuous pathways for bony ingrowth that are similar to human cancellous bone. The architecture and chemical composition in Pro Osteon® 200R is similar to human bi-cortical bone. Both are a resorbable combination of hydroxyapatite and calcium carbonate that is intended to be replaced with natural bone during the healing process. Pro Osteon® 500R is available in granules and blocks, whereas Pro Osteon® 200R is available in granules.

The Indux™ Cortical Strip, machined from a single piece of human cortical bone, is fully demineralized for optimal osteoinductivity. The design allows for increased osteoinductivity, when compared to demineralized cancellous bone, and its unique cross-hatched texture creates a structure that provides both strength and flexibility. The Indux™ Cortical Strip may be rehydrated with blood, bone marrow aspirate (BMA) or saline solution and then shaped to fit a void or placed in the gutters of the posterolateral spine with local bone, DBM, and/or a bone graft substitute. Rehydration with BMA allows for the introduction of osteogenic cells and completion of the bone growth triad.

The Indux™ Cancellous Strip and Sponge are machined from human cancellous bone that is fully demineralized to expose the inherent growth factors and bone morphogenetic proteins that are essential for new bone formation (osteoinductive). The Indux™ Cancellous Strip and Sponge maintain the natural interconnected porosity of cancellous bone providing an ideal scaffold for cellular infiltration and bone formation (osteoconductive). The Indux™ Cancellous Strip and Sponge are available in various shapes and sizes for multiple applications. In addition, they may be rehydrated with blood, bone marrow aspirate (BMA) or saline solution, and they expand to fill the contours of any void, thereby minimizing the space between the graft and the host bone. Rehydration with BMA allows for the introduction of osteogenic cells and completion of the bone growth triad.

Traditional allografts, derived from donated human tissue, are used in a number of different applications and are available in a variety of forms, including cross-sections, iliac crest wedges, cortical and cancellous chips, granules, and powder. The advantages of traditional allografts include elimination of the need for a second procedure to harvest graft material and, thus, minimization of operating time; minimization of pain, complications, and morbidity; lower supply restrictions than autograft; and availability in various shapes and forms to suit specific anatomical indications.

Precision Machined Allograft Services. Many spinal procedures, in both the lumbar and cervical spine, involve spinal fusion. Surgeons often utilize precision machined allograft spacers to fuse the interbody space. We provide services related to the OsteoStim® Cervical Allograft Spacer for anterior cervical interbody fusions, the OsteoStim® ALIF Allograft Spacer for anterior lumbar interbody fusions and the OsteoStim® PLIF Allograft Spacer for posterior lumbar interbody fusions, depending on the surgical approach. All three systems are lordotic in shape, have serrated teeth on the top and bottom for added stability, are offered in various heights and have specific instrumentation to facilitate implantation.

Motion Preservation Products. In order to address the cervical artificial disc opportunity, we are developing next-generation designs utilizing innovative materials and geometries.

Electrical Stimulation Systems (for use within the appendicular system). Bone growth stimulation is a method of delivering a low level electrical current or ultrasound to a nonunion fracture site to promote bone growth.

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

We also offer an implantable option when bone growth stimulation is required in conjunction with, or subsequent to, surgical intervention. The Biomet® OsteoGen™ surgically implanted bone growth stimulator is indicated for the treatment of long bone nonunions. Specifically, the device is only to be used to treat multiple nonunions or a severely comminuted nonunion where a single cathode cannot span the entire breadth of the nonunion site.

Bracing (orthopedic support products). We distribute a line of orthopedic support products under the Biomet Bracing name, including back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces, ankle supports and a variety of other orthopedic splints.

Dental Reconstructive Devices

Through our subsidiary, Biomet 3i, LLC, or Biomet 3i, we develop, manufacture and market products designed to enhance oral rehabilitation through the replacement of teeth and the repair of hard and soft tissues. These products include dental reconstructive devices and related instrumentation, bone substitute materials, regenerative products and materials, as well as crowns and bridges. A dental implant is a small screw, normally constructed of titanium or titanium alloy, which is surgically placed in the bone of the jaw to replace the root of a missing tooth and to provide an anchor for an artificial tooth.

Our historical flagship implant system, the OSSEOTITE® product line, features a micro-roughened surface technology, which allows for early/immediate loading and improved bone integration to the surface of the implant as compared to machined surfaced implants. In fiscal year 2007, we further enhanced implant surface technology with the introduction of the NanoTite™ Implant. The surface features the application of nanometer scale crystals of calcium phosphate to the existing OSSEOTITE® surface. The NanoTite™ Implant was initially introduced in the Certain® Implant configuration, which is an internal connection system that, through the use of the QuickSeat® connection, provides audible and tactile feedback when restorative abutments and ancillary components are seated into the implant. In addition, the 6 / 12 point hex connection design of the Certain® Implant System offers enhanced flexibility in placing the implant when pre-angled abutments are used. The NanoTite™ Certain® Tapered PREVAIL® Implant with integrated platform switching is designed for crestal bone preservation and aesthetic results by limiting hard and soft tissue recession. This is our first tapered geometry implant available commercially that integrates the platform switching concept.

Launched in fiscal year 2011, the OSSEOTITE® 2 Implant is an enhancement to the legacy OSSEOTITE® Implant. With more surface area in direct contact with the osteotomy wall, this implant is designed for greater bone-to-implant contact for primary stability, an important clinical consideration when pursuing more challenging surgical protocols such as immediate loading or immediate extraction and placement cases. Also in fiscal year 2011, the Tapered Certain® Implant manufactured from commercially pure titanium was introduced. Complementing the titanium alloy Tapered Certain® Implant, the commercially pure titanium tapered implant line extension is intended for markets (particularly Europe) where there is a strong preference for implant systems made from this material.

In the site preparation category of the dental product portfolio, we offer our Navigator® Instrumentation for guided surgery, including guided instrumentation for use with our Tapered Implant line. This open architecture instrumentation is designed to interface with the software and surgical guide solutions offered by existing entities in the marketplace. As planning and guide fabrication are based upon computed tomography scans, this may result in more accurate implant placement when combined with the depth and rotational control offered by our instrumentation. As implant placement position can be replicated as planned, this may also provide the opportunity for fabrication of a provisional prosthesis in advance of surgery, thereby allowing for a complete implant restoration in one patient visit.

On the regenerative side of the site preparation portfolio, we have continued to expand and improve our comprehensive bone grafting product and service offering. The portfolio now offers a variety of grafting materials (i.e., allografts, allograft putty, xenografts, and synthetics) and a resorbable collagen membrane, the OsseoGuard® Membrane. We also provide a larger granule size (1000—2000µm) for Endobon® Xenograft Granules. This larger particle size range of bovine-derived particulate bone grafting material is suitable for use in large defects, such as sinus augmentation procedures. In addition, we offer an irradiated version of RegenerOss® Allograft particulate. RegenerOss® Allograft Irradiated material undergoes the same processing as aseptic RegenerOss® Allograft items, with the addition of a step for sterilization.

In our restorative portfolio, we launched the Low Profile Abutment for screw-retained restorations in fiscal year 2011. Screw-retained abutments are designed to provide clearer access to, and retrievability of, single and multiple-unit implant restorations. In addition, certain patient situations may require the benefits of screw-retained restorations such as full mouth reconstruction and immediate loading techniques.

Within Digital Dentistry, we offer our Encode® Impression System patient-specific abutment technology. This technology is an enhancement of the baseline Encode® Abutment offering, allowing us to fabricate an abutment and orient implant body analogs into the proper position in a stone master model. This can enable the complete fabrication of a restoration from one supragingival impression, which is significantly easier than present techniques and a potential opportunity for more general dentists to become involved in implant therapy. The quality of these abutments and the ability to save significant chair time are also potential benefits to experienced restorative dentists. The material choice for Encode® Impression System abutment fabrication also includes Zirconia options for the fabrication of aesthetic, all-ceramic restorations. In fiscal year 2012, the digital dental brand name BellaTek™ was introduced and incorporated into the product portfolio. The impressioning system is now referred to as the BellaTek™ Encode® Impression System and the patient specific definitive abutments are now referred to as BellaTek™ Abutments.

Other Products

We also manufacture and distribute numerous other products, including craniomaxillofacial fixation devices, cardiothoracic fixation devices, autologous therapy products and services, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products. Our craniomaxillofacial fixation and cardiothoracic products are marketed by our subsidiary, Biomet Microfixation, LLC, or Biomet Microfixation.

Neurosurgical solutions: We offer products used in cranial reconstructive and cranial closure procedures. We focus on providing a complete product offering for complex cases and products for standardized procedures. Products include the HTR®-PMI Hard Tissue Replacement implants for severe cranial defects and the iQ™ Intelligent System for faster screw delivery.

Craniomaxillofacial solutions: We offer plating systems for reconstruction of the face and skull due to tumor and trauma procedures. These products are used by oral surgeons, reconstructive plastic surgeons, and ear, nose and throat surgeons. Products include the TraumaOne™ Plating System, a Total Mandibular Joint Replacement System and Lactosorb® Resorbable Fixation Systems.

Cardiothoracic solutions: We offer devices for sternal closure and chest wall reconstruction. Products include SternaLock® Blu and the Pectus Bar.

SternaLock® Blu is our primary sternal closure system. Cardiothoracic surgeons use our implants to close the sternum after a midline sternotomy or a mini-sternotomy. The system also offers a plating solution for a mini-thoracotomy.

The Pectus Bar is an implant used to correct pectus excavatum, a chest wall deformity. Biomet Microfixation owns the patent for this product, which is commonly used during the Nuss Procedure.

Autologous Therapy Products and Services. We manufacture and market a line of autologous therapy products through our subsidiary, Biomet Biologics, LLC, or Biomet Biologics, including autologous blood processing disposables. Our portfolio is comprised of core technologies including the GPS® III System, the Plasmax® Plasma Concentration System, the BioCUE™ Platelet Concentration System and the Clotalyst® Autologous Serum Collection System.

The GPS® III System is a device that collects platelet concentrate from a small volume of the patient’s blood using a fast, single centrifuge cycle process. The GPS® III System is designed to provide a high percentage of platelet concentrate.

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

For fiscal years 2012, 2011 and 2010, we invested $126.8 million, $119.4 million and $106.6 million, respectively, on research and development. We expect that our research and development investments will continue to increase. Our research and development expenses primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Patents and Trademarks

We believe patents and other intellectual property will continue to be of importance in the musculoskeletal industry. Accordingly, we continue to protect technology developed internally and to acquire intellectual property rights associated with technology developed outside the Company. We enforce our intellectual property rights consistent with our strategic business objectives. We do not believe that we own any single patent or hold any single license (or series of patents or licenses) that is material to our operations, consolidated revenues or earnings.

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

In the United States, the development, testing, marketing and manufacturing of medical devices are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe

Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002, the FDA Amendments Act of 2007, the FDA Safety and Innovation Act of 2012, and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and efficacy of medical devices and related medical products.

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

We are subject to various federal and foreign laws that govern our international business practices, particularly with respect to payments to government officials. The U.S. Foreign Corrupt Practices Act, or FCPA, has been used with some frequency to prosecute companies in the United States. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. Refer to “Note 16—Contingencies” under Part II, Item 8 of this report for a description of the outcome of the FCPA investigation of the Company by the SEC and DOJ. On July 1, 2011, the U.K. Bribery Act 2010 became effective, which prohibits active and passive bribery, including commercial bribery, and bribery of a foreign public official for a business purpose. The Act also imposes attribution liability on companies that fail to prevent “associated persons” from committing acts of bribery and includes far-reaching jurisdiction for prosecution.

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

Inventory and Trade Accounts Receivable

We have inventory located throughout the world with our customers, our distributors and direct salespersons for their use in marketing our products and in filling customer orders. As of May 31, 2012, inventory of approximately $242.5 million was located with these distributors, salespersons and customers. We maintain trade accounts receivable balances based on credit terms that are generally consistent with industry and local market practices.

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

Competition

Our business is highly competitive. Competition within the industry is primarily based on service, clinical results and product design, although price competition is an important factor as healthcare providers continue to be concerned with costs. Major competitors in our five product categories are set forth below by market category.

Large Joint Reconstructive Products

Our large joint orthopedic reconstructive devices compete primarily with those offered by DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker Orthopaedics (a division of Stryker Corp.) and Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.). Management believes these four companies, together with Biomet, have the predominant share of the global large joint orthopedic reconstructive device market. We believe that our prices for large joint orthopedic reconstructive devices are competitive with those in the industry. We believe that our future success will depend upon, among other things, our service and responsiveness to our distributors and orthopedic specialists, the continued strong clinical results of our products, and upon our ability to design and market innovative and technologically-advanced products that meet the needs of the marketplace.

Sports, Extremities, Trauma (“S.E.T.”) Devices

Our sports medicine products compete primarily in the areas of procedure-specific implants and instruments, manual instruments and power instruments. Our principal competitors include Smith & Nephew Endoscopy (a division of Smith & Nephew plc), Stryker Corp., Linvatec Corp. (a subsidiary of CONMED Corporation), Mitek (a division of Ethicon, a Johnson & Johnson company), Arthrocare Corp. and Arthrex, Inc.

Our extremity devices primarily compete with those offered by DePuy, Inc. (a Johnson & Johnson company), Tornier, Inc., Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Wright Medical, Exactech and Stryker Orthopaedics (a division of Stryker Corp.)

Our internal and external fixation devices compete with other such devices primarily on the basis of price, ease of application and clinical results. Our internal fixation product lines compete principally with those of DePuy Synthes (a Johnson & Johnson company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.), Smith & Nephew plc and Stryker Trauma (a division of Stryker Corp.). The principal competitors in the external fixation market are Smith & Nephew plc, Stryker Trauma (a division of Stryker Corp.), DePuy Synthes (a Johnson & Johnson Company), Zimmer, Inc. (a subsidiary of Zimmer Holdings, Inc.) and Orthofix, Inc. (a subsidiary of Orthofix International N.V.).

Spine and Bone Healing Products

Our spinal fixation systems compete with other spinal fixation systems primarily on the basis of breadth of product line, product recognition and price. The principal spinal fixation competitors are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes (a Johnson & Johnson Company), Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.

Our osteobiologic products compete with other osteobiologics primarily on the basis of breadth of product line, product recognition and price. The principal competitors in osteobiologics are Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Synthes (a Johnson & Johnson Company), Stryker Spine (a division of Stryker Corp.), Zimmer Spine (a subsidiary of Zimmer Holdings, Inc.) and others.

Our electrical stimulation devices primarily compete with those offered by Orthofix, Inc. (a subsidiary of Orthofix International N.V.), DJO, Inc. (formerly ReAble Therapeutics, Inc.) and Smith & Nephew plc. Competition in the electrical stimulation market is on the basis of product design, service, price and success rates of various treatment alternatives.

Our bracing products consist primarily of back braces, knee braces and immobilizers, wrist and forearm splints, cervical collars, shoulder immobilizers, slings, abdominal braces and ankle supports that compete principally with those offered by Breg, Inc., DJO, Inc. and Össur hf.

Dental Reconstructive Devices

Our dental reconstructive devices compete in the areas of dental reconstructive implants and related products. The primary competitors in the dental implant market include Nobel Biocare AB, Straumann AG, DENTSPLY International, Inc., and Zimmer Dental (a subsidiary of Zimmer Holdings, Inc.).

Other Products

Our craniomaxillofacial fixation products, specialty surgical instrumentation and neurosurgical cranial flap fixation products compete with those offered by DePuy Synthes (a Johnson & Johnson Company), Stryker

Leibinger Micro Implants (a division of Stryker Corp.), KLS-Martin, L.P., Osteomed Corp., Aesculap, Inc., Medtronic, Inc. and Codman & Shurtleff, Inc. (a Johnson & Johnson company).

Raw Materials and Supplies

Our suppliers are a critical element of Biomet’s supply chain. We have established strategic partnerships with key suppliers. This has enabled us to leverage our buying power, establish vendor managed inventory arrangements, enhance product innovation and reduce our risk. Long-term contracts allow us to develop mutually advantageous relationships with our suppliers by providing them with more visibility into our future demand and new product needs. Our Sales, Inventory and Operations Planning (“SIOP”) process balances our inventory position and supply capacity with our forward looking sales plan via an integrated reconciliation process. On a monthly basis, our SIOP process in each business unit reviews demand, supply, and inventory, and identifies potential future capacity or material gaps so that the proper corrective actions can be put in place.

The raw materials used in the manufacture of our orthopedic large joint reconstructive, S.E.T., spine & bone healing and dental devices are principally nonferrous metallic alloys, stainless steel and polyethylene powder. With a few exceptions, none of our raw material requirements are limited to any material extent by critical supply or single origins. The demand for certain raw materials used by us, such as cobalt-chromium alloy and titanium may vary. The primary buyers of these metallic alloys are in the aerospace industry. If the demands of the aerospace industry should increase dramatically, we could experience complications in obtaining these raw materials.

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

Employees

As of May 31, 2012, our domestic operations (including Puerto Rico) employed 3,403 persons, of whom 1,764 were engaged in production and 1,639 in research and development, sales, marketing, administrative and clerical efforts. Our international subsidiaries employed 4,601 persons, of whom 2,306 were engaged in production and 2,295 in research and development, sales, marketing, administrative and clerical efforts. None of our principal domestic manufacturing employees are represented by a labor union. The production employees at our Bridgend, South Wales facility are organized. Employees working at the facilities in Berlin, Germany; Valence, France; Swindon, United Kingdom and Valencia, Spain are represented by Workers’ Councils. We believe that our relationship with our employees is satisfactory.

The establishment of our domestic orthopedic reconstructive manufacturing operations in north central Indiana, near other members of the orthopedic industry, provides access to the highly skilled machine operators required for the manufacture of our products. Our European manufacturing locations in South Wales, England, France, Spain, Switzerland and Germany also provide good sources for skilled manufacturing labor. Our Puerto Rican operations principally involve the assembly of purchased components into finished products using a skilled labor force. Our manufacturing operations in Jinhua, Zhejiang Province, and Changzhou, Jiangsu Province, China are growing and currently include approximately 870 persons who are included in the numbers above.

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

Risks Relating to Our Business

Our future profitability depends on the success of our large joint reconstructive products.

Sales of our large joint reconstructive products accounted for approximately 60% for each of the three years ended May 31, 2012, 2011 and 2010. We expect sales of reconstructive products to continue to account for a significant portion of our aggregate sales. Any event adversely affecting the sale of reconstructive products may, as a result, adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to continue to develop and market new products and technologies in a timely manner or at all, the demand for our products may decrease or our products could become obsolete, and our revenue and profitability may decline.

The market for our products is highly competitive and dominated by a small number of large companies. We are continually engaged in product development, research and improvement efforts. New products and line extensions of existing products represent a significant component of our growth rate. Our ability to continue to grow sales effectively depends on our capacity to keep up with existing or new products and technologies in the musculoskeletal products market. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals and clearances might not be granted for future products on a timely basis, if at all. On July 29, 2011, the Institute of Medicine (“IoM”) published a report of its review of the 510(k) clearance program to FDA. The IoM report recommended that the FDA pursue a legislative change from the current 510(k) process to an integrated premarket and post-market regulatory framework. It is uncertain if these recommendations will ultimately be pursued. If they are pursued, it is possible we will be required to submit additional clinical and manufacturing information with respect to premarket applications in the future, resulting in increased costs and increased delay in introducing products to the market. Other devices we develop and market fall into a class of products for which the FDA has implemented stringent clinical investigation and PMA requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA relating to design, materials, bench and animal testing and human clinical data constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use. In addition, if our competitors’ new products and technologies reach the market before our products, they may gain a competitive advantage or render our products obsolete. The ultimate success of our product development efforts will depend on many factors, including, but not limited to, our ability to create innovative designs and materials, provide innovative surgical techniques, accurately anticipate and meet customers’ needs, commercialize new products in a timely manner, and manufacture and deliver products and instrumentation in sufficient volumes on time. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Even in the event that we are able to successfully develop innovations, they may not produce revenue in excess of the costs of development and may be quickly rendered obsolete as a result of changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other healthcare providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, we may be unable to sell certain products on a profitable basis, thereby materially adversely impacting our results of operations. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of our products.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive healthcare reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Healthcare and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. The law was upheld by a Supreme Court decision that was announced on June 28, 2012. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

In general, the development, testing, manufacturing and marketing of our products are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. The regulatory process requires the expenditure of significant time, effort and expense to bring new products to market. In addition, we are required to implement and maintain stringent reporting, labeling and record keeping procedures. The medical device industry also is subject to a myriad of complex laws and regulations governing Medicare and Medicaid reimbursement and healthcare fraud and abuse laws, with these laws and regulations being subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

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

•

the exclusion of our products from being reimbursed by federal and state health care programs (such as Medicare, Medicaid, Veterans Administration health programs and Civilian Health and Medical Program Uniformed Service (“CHAMPUS”); and

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

As both the U.S. and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the ISO. If we fail to adequately address any of these regulations, our business will be harmed.

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

We, like other companies in the orthopedic industry, are involved in governmental investigations, the results of which may adversely impact our business and results of operations.

In September 2010, we received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice Civil Division pursuant to the False Claims Act. The CID requests that we provide documents and testimony related to allegations that we and OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee™ (a registered trademark of Otis Med) knee replacement system. We have produced responsive documents and are fully cooperating in the investigation. We can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

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

In April 2009, we became aware of a qui tam complaint alleging violations of the federal and various state False Claims Acts filed in the United States District Court for the District of Massachusetts, where it is currently pending. Biomet, LVB and several of our competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The allegations in the complaint are similar in nature to certain categories of requested documents in the above-referenced administrative subpoenas. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this investigation or its final outcome.

On September 25, 2007, we received a letter from the SEC informing us that it was conducting an informal investigation regarding possible violations of the Foreign Corrupt Practices Act (“FCPA”), in the sale of medical devices in certain foreign countries by companies in the medical devices industry. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. On November 9, 2007, we received a letter from the Department of Justice (“DOJ”) requesting any information provided to the SEC be provided to the Department of Justice on a voluntary basis.

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.

The Company contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million.

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

As part of the resolution of this matter, we entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG-HHS”). The agreement requires us for five years subsequent to September 27, 2007 to continue to adhere to our Code of Business Conduct and Ethics and certain other provisions, including reporting requirements.

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement with the DOJ related to the DOJ’s FCPA investigation. Pursuant to the Deferred Prosecution Agreement, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the Deferred Prosecution Agreement, an independent external compliance monitor has been appointed to review the Company’s compliance with the Deferred Prosecution Agreement, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the Deferred Prosecution Agreement.

Refer to “Note 16—Contingencies” under Part II, Item 8 of this report for a description of the outcome of the FCPA investigation of the Company by the SEC and DOJ.

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

We are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. These laws are administered by, among others, the DOJ, the OIG-HHS and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

As a result of our settlement with the DOJ and SEC related to the FCPA investigation described above, we may be subject to further governmental investigations by foreign governments or other claims by third parties arising from the conduct subject to the investigation.

We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure you that the costs of defending or fines imposed in resolving those civil or criminal investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

The current global economic uncertainties may adversely affect our results of operations.

Our results of operations could be substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may result in actions that adversely affect our margins, constrain our operating flexibility or result in charges which are unusual or non-recurring. Certain macroeconomic events, such as the current adverse conditions in the global economy, including most recently with the market disruptions caused by the economic and political challenges facing specific Eurozone countries such as Greece, Ireland, Italy, Portugal, and Spain, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. These economic developments could affect us in numerous ways, many of which we cannot predict. Among the potential effects could be an increase in our variable interest rates, an inability to access credit markets should we require external financing, and further impairments of our goodwill and other intangible assets. In addition, it is possible that further deteriorating economic conditions, and resulting federal budgetary concerns, could prompt the federal government to make significant changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

We have a significant amount of trade receivables with national healthcare systems in many countries. We continue to monitor the collectability of such receivables in view of the current economic state of many foreign countries as payment is dependent upon the financial stability of the economies of those countries. For instance, we believe the credit and economic conditions within Greece, Ireland, Italy, Portugal and Spain, among other members of the European Union, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of May 31, 2012, our orthopedic net accounts receivable in these countries totaled over $70.0 million. During fiscal year 2010 we did recognize $9.3 million of expense to adjust our public accounts receivable in Greece to its expected net realizable value based upon the Greek government’s settlement of certain past due healthcare liabilities with long-term zero coupon bonds. We currently hold Greek bonds with a fair value of $6.3 million at May 31, 2012. Further, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing the Eurozone countries described above. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect our revenues, financial condition or results of operations.

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

During the year ended May 31, 2012, we derived approximately 40% of our net sales from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures, import or export licensing requirements and compliance with economic sanctions laws and regulations;

•	the application of U.S. and U.K. regulatory and anti-corruption laws to our international operations;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potential taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.

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

Recently, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing several Eurozone countries, including Greece, Ireland, Italy, Portugal and Spain. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect our revenues, financial condition or results of operations.

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

As of the fourth quarter of fiscal year 2011, we commenced a global reconstructive products reorganization program. The program includes the reorganization of our domestic and international reconstructive products corporate structure. Projected costs and savings associated with this program are subject to a variety of risks.

There can be no assurance that we will be able to continue to implement the reorganization successfully or that we will realize the projected benefits of this initiative. If we are unable to realize the anticipated benefits and efficiencies of the reorganization program, our business may be adversely affected. Moreover, our continued implementation of our reorganization program may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products and provide a provision for excess and obsolete inventory. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would adversely affect our business, financial condition, results of operations and cash flows.

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

We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating expenses, research and development costs and capital expenditures and service our debt requirements as they become due. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We recorded a goodwill and intangible asset impairment charge of $529.8 million in the fourth quarter of fiscal year 2012 that was primarily related to the Company’s spine and bone healing reporting unit and dental reporting unit, principally driven by a reduction in management’s expectations of long-term industry growth rates compared to prior estimates.

A natural or man-made disaster could have a material adverse effect on our business.

We have 14 manufacturing operations located throughout the world. However, a significant portion of our products are produced at and shipped from our facility in Warsaw, Indiana. In the event that this facility is severely damaged or destroyed as a result of a natural or man-made disaster, we would be forced to shift production to our other facilities and/or rely on third-party manufacturers. Our existing business interruption insurance coverage may be inadequate to satisfy liabilities we might incur in such a situation. If a business interruption claim or series of claims is in excess of our insurance coverage limits, or is not otherwise covered in whole or in part by our insurance coverage, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

Failure to successfully integrate acquired businesses into our operations or to otherwise successfully execute strategic transactions could adversely affect our business.

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

On June 15, 2012, we announced the initial closing of the previously announced $280.0 million acquisition of the worldwide trauma business of DePuy Orthopaedics, Inc. Our integration of the operations of the acquired business requires significant efforts, including the coordination of complex information technology environments, research and development, sales and marketing, operations, manufacturing and finance.

On June 4, 2012, we disclosed our intention to pursue strategic exploratory work to separate our Biomet 3i dental business (“Biomet 3i”) in a tax-free spin-off. There can be no assurance that the evaluation of a potential separation of Biomet 3i will result in a separation. Any such transaction would be subject to customary conditions, including receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service to ensure the tax-free status of the spin-off, execution of intercompany agreements, further due diligence as appropriate, and final approval by our board of directors. We are in the process of developing detailed plans for the board of directors’ further consideration and final approval. To execute such a separation requires further work on structure, management, governance, transition services and other matters, which is expected to take several months. Any such separation of a business of the size and complexity as Biomet 3i is subject to a variety of risks, including our inability to effectively separate the operations and personnel of Biomet 3i, any adverse impact on our financial statements from the reduction in assets, revenues and earnings of the separated business or failing to identify and effectively address any contingent liabilities resulting from the separation of the acquired business.

The integration efforts related to the DePuy Trauma acquisition and the strategic exploratory work to separate Biomet 3i require significant expenses and involve significant amounts of management’s time that cannot be dedicated to other initiatives. We may not be able to adequately meet these challenges, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology upgrades, recently enacted regulations, improvements in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and keep information technology systems current. In addition, our obligations to protect patient and customer information have increased significantly. Third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under the notes, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

We are highly leveraged. As of May 31, 2012, we had total indebtedness of $5,827.8 million. The following chart shows our level of indebtedness as of May 31, 2012:

(in millions)
Non-U.S. facility	$3.5
Term loan facilities	3,274.3
Cash flow revolving credit facilities	—
Asset-based revolving credit facility	—
Senior cash pay notes	761.0
Senior PIK toggle notes	771.0
Senior subordinated notes	1,015.0
Premium on debt	3.0

Total	$5,827.8

As of May 31, 2012, we had outstanding approximately $3,274.3 million in aggregate principal amount of indebtedness under our senior secured credit facilities that bears interest at a floating rate. The principal amount outstanding under our term loan facilities will be due and payable in full at maturity, seven and a half years from September 25, 2007. The principal amount outstanding under our senior secured cash flow revolving credit facilities will be due and payable in full at maturity, six years from September 25, 2007. The principal amount under our senior secured asset-based revolving credit facility will be due and payable in full at maturity, six years from September 25, 2007. On August 2, 2012, we entered into an amendment and restatement agreement that amended our existing senior secured credit facilities. The amendment (i) extends the maturity of approximately $1,007.2 million of our U.S. dollar-denominated term loans and approximately €631.3 million of our euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinances and replaces the existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinances and replaces the existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

On August 8, 2012 we completed our offering of $1.0 billion aggregate principal amount of new 6.500% senior notes. We expect to use the net proceeds of this offering to fund a tender offer for any and all of our outstanding senior toggle notes, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness.

We have also entered into a series of interest rate swap agreements to fix the interest rates on approximately 50% of the borrowings under our senior secured credit facilities.

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

The agreements governing our indebtedness, including the indentures governing the notes, contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us. The agreements governing our indebtedness, including the indentures governing the notes, restrict our and our restricted subsidiaries’ ability, among other things, to:

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

The terms of our senior secured credit facilities also restrict LVB from conducting any business or operations other than, among others, (i) owning Biomet, Inc., (ii) maintaining its legal existence, (iii) performing its obligations with respect to the senior secured credit facilities and the indentures governing the notes, (iv) publicly offering its common stock, (v) financing activities, including the issuance of securities, incurrence of debt, payment of dividends, making contributions to the capital of its subsidiaries and guaranteeing the obligations of its subsidiaries, or (vi) providing indemnification to its officers and directors.

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

Subject to the restrictions in our senior secured credit facilities and the indentures governing the notes, we, including our subsidiaries, may incur significant additional indebtedness. As of May 31, 2012:

•	we and the guarantors had approximately $377.8 million available for borrowing under our cash flow revolving credit facilities, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors had $336.1 million available for borrowing under our asset-based revolving credit facility, subject to borrowing base limitations, which, if borrowed, would be senior secured indebtedness;

•

we and the guarantors have the option to incur additional incremental term loans or increase the cash flow revolving credit facilities commitments under our senior secured credit facilities up to an amount that would cause our Senior Secured Leverage Ratio (as defined in our senior secured credit facilities) to be equal to or less than 4.50 to 1.00, which, if borrowed, would be senior secured indebtedness; and

•

we and the guarantors have the option to increase the asset-based revolving credit facility commitments under our asset-based revolving credit facility by up to $100.0 million, which, if borrowed, would be senior secured indebtedness.

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

For the years ended May 31, 2012, 2011 and 2010, our non-guarantor subsidiaries accounted for $1,068.3 million, or 38% of our consolidated net sales, $1,015.7 million, or 37% of our consolidated net sales, and $987.6 million, or 37% of our consolidated net sales, respectively. As of May 31, 2012 and 2011, our non-guarantor subsidiaries accounted for approximately $2,734.3 million, or 26%, of our consolidated assets and $3,236.1 million, or 28% of our consolidated assets, respectively, and approximately $413.1 million, or 5.3%, of our consolidated liabilities and $587.9 million, or 7.2% of our consolidated liabilities, respectively. All amounts are presented after giving effect to intercompany eliminations.

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

An adverse rating of the notes may cause their trading price to fall.

If a rating agency rates the notes, it may assign a rating that is lower than the rating expected by the noteholders. Ratings agencies also may lower ratings on the notes or any of our other debt in the future. If rating agencies assign a lower than expected rating or reduce, or indicate that they may reduce, their ratings of our debt in the future, the trading price of the notes could significantly decline.

Certain covenants under the indentures will be suspended for so long as the notes are rated investment grade by both Standard & Poor’s and Moody’s and no default has occurred and is continuing. These covenants restrict, among other things, our and our restricted subsidiaries’ ability to incur or guarantee debt or issue certain stock, pay dividends, make distributions on, or redeem or repurchase, capital stock and enter into transactions with affiliates. Because these restrictions will not apply when the notes are rated investment grade, we will be able to incur additional debt and consummate transactions that may impair our ability to satisfy our obligations with respect to the notes. In addition, we will not have to make certain offers to repurchase the notes. These covenants will be reinstated if the credit ratings assigned to the notes later decline below investment grade or a default occurs and is continuing.

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

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair value of all its assets;

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

Risks Related to Our Common Stock

There are risks associated with an investment in our common stock given the generally illiquid nature of our common stock.

There is no public market for our common stock and the common stock, options and restricted stock units are subject to significant restrictions on transfer, including restrictions under the federal and state securities laws, the Management Stockholders’ Agreement for Senior Executives among LVB and the stockholders party thereto, dated as of September 13, 2007 and the Management Stockholders’ Agreement among LVB and the stockholders party thereto, dated as of November 6, 2007 (collectively, the “Stockholders Agreement”), which substantially restrict the liquidity of the securities described herein. See “Description of Registrant’s Securities to be Registered.” In addition, there are no assurances that a liquidity event as described in the Stockholders Agreement will occur, and if it does so when such event occurs or on what terms and conditions. Therefore investors must be prepared to bear the economic risk of holding such securities for an indefinite period of time and without any assurance that the options, restricted stock units or the common stock will generate any investment return.

We do not expect to pay dividends on our common stock in the foreseeable future.

We are a holding company with no business operations of our own. As a result, we depend on our operating subsidiaries for cash to make dividend payments. Deterioration in the financial conditions, earnings or cash flow of our significant subsidiaries for any reason could limit or impair their ability to pay cash dividends or other distributions to LVB. We may also need to contribute additional capital to improve the capital ratios of certain of our subsidiaries, which could also affect the ability of these subsidiaries to pay dividends.

In addition, the terms of certain of the outstanding indebtedness of subsidiaries of LVB substantially restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Our Financial Condition and Results of Operations—Credit Facilities and Notes.” There cannot be any assurance that agreements governing the current and future indebtedness of LVB or its subsidiaries will permit LVB or its subsidiaries to provide LVB’s stockholders with sufficient dividends, distributions or loans. Accordingly, the restrictions above would limit our ability to make dividend payments to our stockholders, and investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur, particularly in view of our transfer restrictions applicable to our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, cash flows, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the board deems relevant.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our Facilities

Our principal executive offices are at 56 East Bell Drive, Warsaw, Indiana. In addition, we maintain more than 50 other manufacturing facilities, offices and warehouse facilities in various countries, including Canada and numerous countries within Europe, Asia Pacific and Latin America. We believe that all of our facilities are adequate, well maintained and suitable for the development, manufacture, distribution and marketing of all our products. The following is a list of our principal properties as of July 31, 2012:

FACILITY	LOCATION	SQUARE FEET	OWNED/ LEASED

Corporate headquarters of Biomet, Inc.; manufacturing, storage and research and development facilities of Biomet Manufacturing Corporation; manufacturing & storage facilities of Biomet Microfixation, LLC; distribution center and offices of Biomet Orthopedics, LLC; distribution center and offices of Biomet Sports Medicine, LLC; distribution center and offices of Biomet Biologics, LLC and distribution center of EBI, LLC

	(1) Warsaw, Indiana (2) Warsaw, Indiana (3) Milford, Indiana	541,699 13,300 54,880	Owned Leased Leased

Administrative, manufacturing and distribution facility of EBI, LLC and administrative offices of Electro-Biology, LLC	(1) Parsippany, New Jersey (2) Parsippany, New Jersey	22,035 213,750	Leased Leased

Administrative, manufacturing and distribution facility of Biomet Microfixation, LLC	Jacksonville, Florida	82,500	Owned

Office, manufacturing and distribution facility of Biomet 3i, LLC	(1) Palm Beach Gardens, Florida (2) Palm Beach Gardens, Florida (a)	117,000 69,000	Owned Owned

Office, manufacturing and distribution facility of Citra Labs, LLC	Braintree, Massachusetts	32,150	Leased

Manufacturing facility of Biomet Fair Lawn, LLC	Fair Lawn, New Jersey	40,000	Owned

Office and manufacturing facility of Electro-Biology, LLC	Guaynabo, Puerto Rico	34,700	Owned

Office, manufacturing and distribution facilities of Interpore Spine Ltd.	(1) Irvine, California (2) Irvine, California	36,800 2,700	Leased Leased

Office and warehouse facilities of Biomet Europe B.V.	Hazeldonk, The Netherlands	131,320	Leased

Office and research and development facilities for Trauma operations	Miami, Florida	30,850	Leased

Office, manufacturing and warehouse facility of Biomet France Sarl	Valence, France	86,100	Owned

Office, manufacturing and warehouse facilities of Biomet Deutschland GmbH	Berlin, Germany	49,900	Owned

Administrative offices of Biomet Europe B.V. and office and warehouse facility of Biomet Nederland B.V. and Biomet Microfixation Europe B.V.	Dordrecht, The Netherlands	37,700	Owned

Office and manufacturing facility of Biomet Spain Orthopedics S.L.	Valencia, Spain	69,600	Owned

Manufacturing and administrative facilities of Biomet UK Ltd.	(1) Bridgend, South Wales (2) Swindon, England	111,956 54,800	Owned Owned

Manufacturing, administrative and warehouse facilities of Zhejiang Biomet	Jinhua, China	110,000	Owned

Manufacturing, administrative and warehouse facilities of Changzhou Biomet	Changzhou, China	82,000	Owned

Administrative office facilities for China operations	Shanghai, China	6,100	Leased

Manufacturing facility for Trauma operations	Le Locle, Switzerland	115,240	Leased

(a)	Includes 23,000 square feet of space in this facility that is leased to other parties.

Our properties in Warsaw, Indiana and Palm Beach Gardens, Florida secure our obligations under our senior secured cash flow facilities. We believe our headquarters, manufacturing and other facilities are suitable for their respective uses and are, in all material respects, adequate for our present needs. Our properties are subject to various federal, state, foreign and local laws and regulations regulating their operation. We do not believe that compliance with such laws and regulations will materially affect our financial position or results of operations.

Item 3.	Legal Proceedings.

Information with respect to legal proceedings can be found in Note 16, Contingencies, to the consolidated financial statements contained in Part II, Item 8 of this report and is hereby incorporated by reference herein.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market and other information

We are a privately-owned company with no established public trading market for our common stock.

Holders

As of July 31, 2012, there was one holder of Biomet, Inc.’s common stock, LVB Acquisition, Inc., and 202 holders of LVB Acquisition, Inc.’s common stock (or 517 holders on a fully diluted basis). See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividends

We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our credit facilities and the indentures governing the notes issued by Biomet, Inc. and did not declare or pay any dividends to our shareholders during the fiscal years ended May 31, 2012 and May 31, 2011. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations our Board of Directors deems relevant.

Securities authorized for issuance under equity compensation plans

As of May 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Stock options	34,751,708	$10.00		3,768,292
Restricted Stock Units	3,665,000	$10.00	*	335,000
Equity compensation plans not approved by security holders	—	—		—

Total	38,416,708			4,103,292

*	Value of shares underlying the restricted stock units as of date of grant

Item 6.	Selected Financial Data.

The Transactions

On December 18, 2006, Biomet, Inc. entered into the Merger Agreement with LVB and Purchaser. Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced the Offer to purchase all of our outstanding Shares, without par value, at the Offer Price without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal. The Offer expired on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At a special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the Merger, and LVB acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company. Subsequent to the acquisition, Biomet, Inc. became a subsidiary of LVB, which is controlled by Holding, an entity controlled by the Sponsors and their Co-Investors.

The Offer for Biomet, Inc.’s Shares was completed successfully on July 11, 2007. Although Biomet, Inc. continues as the same legal entity after the Merger, LVB’s cost of acquiring Biomet, Inc. was used to establish a new accounting basis for Biomet, Inc. Accordingly, the financial information in the tables and discussion below for the year ended May 31, 2008 is presented separately for the period prior to the completion of the Offer (the fiscal period from June 1, 2007 through July 11, 2007, the “Predecessor Period”) and the period after the completion of the Offer (July 12, 2007 through May 31, 2008 and the fiscal years ended May 31, 2012, 2011, 2010 and 2009, or the “Successor Period”). In connection with the Transactions, we received significant equity contributions from Holding and incurred significant indebtedness and became highly leveraged; see “Liquidity and Capital Resources.” In addition, the purchase price paid in connection with the acquisition was allocated to state the acquired assets and liabilities at fair value. We allocated the purchase price to the fair value of the assets and liabilities of Biomet, Inc. based on estimated fair values utilizing generally accepted valuation methodologies. Both assets and liabilities were valued as of July 11, 2007. As noted in the purchase price allocation, in-process research and development projects were acquired. The most significant projects acquired occurred in the hip, knee and spine divisions. The purchase accounting adjustments increased the carrying value of our property and equipment, inventory and established intangible assets for the Successor Period (such as corporate and product trade names, core and completed technology and customer relationships), among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our financial statements for the Successor Period are not comparable to our financial statements for the Predecessor Period.

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

Statement of Operations Data

Fiscal Years Ended 2012, 2011, 2010 and 2009 and Periods July 12, 2007 to May 31, 2008 and June 1, 2007 to July 11, 2007

	Fiscal Year Ended May 31,				July 12, 2007	June 1, 2007
					to	to
(in millions)	2012 (Successor)	2011 (Successor)	2010 (Successor)	2009 (Successor)	May 31, 2008 (Successor)	July 11, 2007 (Predecessor) (1)
Net sales	$2,838.1	$2,732.2	$2,698.0	$2,504.1	$2,134.5	$248.8
Cost of sales	894.4	838.7	819.9	828.4	814.7	102.3

Gross profit	1,943.7	1,893.5	1,878.1	1,675.7	1,319.8	146.5
Selling, general and administrative expense	1,053.3	1,041.7	1,042.3	1,003.6	1,097.6	194.2
Research and development expense	126.8	119.4	106.6	93.5	82.2	34.0
In-process research and development	—	—	—	—	479.0	—
Amortization	327.2	367.9	372.6	375.8	329.3	0.5
Goodwill and intangible assets impairment charge	529.8	941.4	—	551.1	—	—

Operating income (loss)	(93.4)	(576.9)	356.6	(348.3)	(668.3)	(82.2)
Interest expense	479.8	498.9	516.4	550.3	516.3	0.3
Other (income) expense	17.6	(11.2)	(18.1)	21.8	9.7	(0.6)

Loss before income taxes	(590.8)	(1,064.6)	(141.7)	(920.4)	(1,194.3)	(81.9)
Benefit from income taxes	(132.0)	(214.8)	(94.1)	(171.2)	(230.1)	(27.3)

Net loss	$(458.8)	$(849.8)	$(47.6)	$(749.2)	$(964.2)	$(54.6)

(1)	The amounts disclosed for the predecessor period are for Biomet, Inc. Prior to July 12, 2007, LVB existed as a shell acquisition company but did not have any material financial or operational activity until the completion of the Offer. The successor and predecessor periods together are not comparable to the preceding Predecessor period presented above due to a new basis of accounting as of the completion of the Offer on July 12, 2007.

Balance Sheet Data

(in millions)	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008
Current assets less current liabilities	$1,200.8	$1,079.0	$786.5	$756.9	$785.2
Total assets	10,420.4	11,357.0	11,969.0	12,600.9	13,781.8
Total debt	5,827.8	6,020.3	5,896.5	6,212.7	6,300.8
Shareholders’ equity	2,682.1	3,175.1	3,733.5	3,840.3	4,836.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reflects the results of operations and financial condition of Biomet, Inc., which are materially the same as the results of operations and financial condition of LVB. Therefore, the discussions provided are applicable to each of LVB and Biomet, Inc., unless otherwise noted. The principal difference in the financial statements of LVB and Biomet, Inc. relates to the fact that while LVB is a guarantor under our senior secured credit facilities, it is not a guarantor under the indentures governing the notes.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which are subject to numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” and “Forward-Looking Statements” of this annual report. Actual results may differ materially from those contained in any forward-looking statements.

Executive Overview

Our net sales increased 4% for the year ended May 31, 2012 to $2,838.1 million, compared to $2,732.2 million for the year ended May 31, 2011. The effect of foreign currency fluctuations positively impacted reported net sales for fiscal 2012 by $15.3 million, with Europe reported net sales positively impacted by $2.9 million and International reported net sales positively impacted by $12.4 million. Global pricing was slightly negative with volume being favorable. The following represents key sales growth statistics for the year ended May 31, 2012 compared to the year ended May 31, 2011:

•	Large Joint Reconstructive product sales increased 4% worldwide and 3% in the U.S.

•	Sports, Extremities and Trauma (“S.E.T.”) product sales increased 13% worldwide and 13% in the U.S.

•	Spine & Bone Healing product sales decreased 4% worldwide and 5% in the U.S.

•	Dental product sales decreased 1% worldwide and increased 8% in the U.S.

•	Other product sales increased 6% worldwide and increased 1% in the U.S.

Net cash provided by operating activities was $377.3 million for the year ended May 31, 2012, as compared to net cash provided of $380.1 million for the year ended May 31, 2011. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The decrease in cash provided by operating activities of $2.8 million was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and an increase in accounts receivable due to increased sales with an increase in days sales outstanding, which was partially offset by favorability in inventory and accounts payable.

Our Business

We design, manufacture and market a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. We operate in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in five major product categories: Large Joint Reconstructive, S.E.T., Spine & Bone Healing, Dental and Other Products. We have three geographic markets: United States, Europe and International. Our current product categories include:

Large Joint Reconstructive Products, which represented 60% of our net sales for the fiscal year ended May 31, 2012, include knees and hips. We also produce some of the associated instruments required by orthopedic surgeons to implant our reconstructive products, as well as bone cements and cement delivery systems. Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement.

S.E.T. Products, which represented 12% of our net sales for the fiscal year ended May 31, 2012, include sports medicine, extremity, and trauma products. Our sports medicine products are used in minimally-invasive orthopedic surgical procedures. Extremity products include reconstructive implants that are used to replace joints, other than hips and knees, that have deteriorated as a result of disease or injury. Our primary reconstructive joint in this product category is the shoulder, but we produce other joints as well. Trauma devices are used for setting and stabilizing damaged bones to support and/or augment the body’s natural healing process. Trauma products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries) and external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable).

Spine & Bone Healing Products, which represented 11% of our net sales for the fiscal year ended May 31, 2012, include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; implantable and non-invasive electrical stimulation devices for spinal applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone Healing products include electrical stimulation devices used for trauma indications, offering implantable and non-invasive options to stimulate bone growth, as well as orthopedic support products (also referred to as bracing products).

Dental Products, which represented 9% of our net sales for the fiscal year ended May 31, 2012, include dental reconstructive devices and associated instrumentation that are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. We also offer crown and bridge products.

Other Products, which represented 8% of our net sales for the fiscal year ended May 31, 2012, include microfixation products, autologous therapies, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

We have operations in over 50 locations, distribute our products in approximately 90 countries throughout the world and manage our operations through three geographic markets mentioned above. We are the fourth largest competitor in the U.S. orthopedic reconstructive market and have maintained this position for over a decade. We supply products to over 60% of U.S. hospitals performing joint replacement surgery. In addition, we are a leading provider in manufacturing and marketing of dental reconstructive devices worldwide, electrical stimulation and craniomaxillofacial fields. We have a long history of innovation, engineering quality and successful new product launches.

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

In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Except for the excise tax, which will impact results of operations following December 31, 2012, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Ireland, Italy, Portugal and Spain, among other European Union countries, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of May 31, 2012, our orthopedic net accounts receivable in these six countries totaled over $70.0 million. We currently hold Greek bonds with a fair value of $6.3 million at May 31, 2012. Further, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing the Eurozone countries described above. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect the Company’s revenues, financial condition or results of operations.

Seasonality

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months, particularly in European countries, and the winter holiday season.

Impact of Inflation

We attempt to minimize the annual effects of inflation through appropriate planning, operating practices, and product pricing. Inflation during fiscal years 2012, 2011 and 2010 was not material to our results of operations.

Results of Operations

For the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

(in millions, except percentages)	Year Ended May 31, 2012	Percentage of Net Sales	Year Ended May 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,838.1	100%	$2,732.2	100%	4%
Cost of sales	894.4	32	838.7	31	7

Gross profit	1,943.7	68	1,893.5	69	3
Selling, general and administrative expense	1,053.3	37	1,041.7	38	1
Research and development expense	126.8	4	119.4	4	6
Amortization	327.2	12	367.9	13	(11)
Goodwill & intangible assets impairment charge	529.8	19	941.4	34	*

Operating loss	(93.4)	(3)	(576.9)	(21)	*
Interest expense	479.8	17	498.9	18	(4)
Other (income) expense	17.6	1	(11.2)	—	*

Other expense, net	497.4	18	487.7	18	2

Loss before income taxes	(590.8)	(21)	(1,064.6)	(39)	*
Benefit from income taxes	(132.0)	(5)	(214.8)	(8)	*

Net loss	$(458.8)	(16)%	$(849.8)	(31)%	*

*	The percentage change is not as meaningful as the change in the dollar value.

Sales

Net sales were $2,838.1 million for the year ended May 31, 2012, and $2,732.2 million for the year ended May 31, 2011. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2012	Percentage of Net Sales	Year Ended May 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,713.3	60%	$1,659.2	61%	3%
Europe	702.7	25	697.8	26	1
International (1)	422.1	15	375.2	13	13

Total	$2,838.1	100%	$2,732.2	100%	4%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2012	Percentage of Net Sales	Year Ended May 31, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,698.8	60%	$1,630.6	60%	4%
Sports, Extremities, Trauma (S.E.T.)	354.4	12	312.3	11	13
Spine & Bone Healing	314.0	11	327.4	12	(4)
Dental	267.7	9	269.5	10	(1)
Other	203.2	8	192.4	7	6

Total	$2,838.1	100%	$2,732.2	100%	4%

(1)	New product categories were adopted in order to more closely represent the way we report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the year ended May 31, 2012 was $1,698.8 million, or 60% of net sales, representing a 4% increase compared to net sales of $1,630.6 million, also 60% of net sales, during the year ended May 31, 2011.

Knee product sales increased 3% worldwide and increased 1% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. The worldwide knee sales growth was primarily due to increased sales in Europe and our International countries. Europe knee sales increased primarily due to sales growth of primary and revision components of our Vanguard® Knee, as well as demand for the Orthopaedic Salvage System. Knee sales grew in our International countries principally from increased demand for our Vanguard® Complete Knee System. Worldwide knee sales growth was partially offset by decreased partial knee sales. We believe partial knee sales have declined due to macroeconomic conditions impacting patients and competitive activities with partial knee product offerings in the market place the last several years.

Hip product sales increased 6% worldwide and in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. We believe the sales increase was primarily driven by the strong market acceptance of the new Arcos® Modular Femoral Revision System, our Taperloc® Complete Hip Stem, E1® Antioxidant Infused Acetabular Liners and the new Active Articulation™ E1® Hip System. Our worldwide hip sales growth was impacted by the industry-wide erosion of metal-on-metal hip sales.

Sales of bone cement and other reconstructive products increased 5% worldwide and 8% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. Sales of Cobalt™ Bone Cement with Gentamicin, the Optipac™ Pre-packed Vacuum Mixing System (not available in the U.S.) and our StageOne™ Hip and Knee Cement Spacer Molds, particularly the StageOne™ Select Modular Hip Spacer Molds, contributed to our sales growth in the bone cement and other reconstructive product category.

S.E.T.

Worldwide net sales of S.E.T. products for the year ended May 31, 2012 were $354.4 million, or 12% of net sales, representing a 13% increase compared to net sales of $312.3 million, or 11% of net sales, during the year ended May 31, 2011.

Sports medicine sales increased 18% worldwide, with a 12% sales increase in the United States, during the year ended May 31, 2012, compared to the year ended May 31, 2011. The primary contributor of sales growth was the JuggerKnot™ Soft Anchor due to increased volumes from strong market acceptance. During the fourth fiscal quarter, we completed the commercial launch of the JuggerKnot™ Short Soft Anchor used for foot and ankle repair, which also contributed to the growth.

Extremity product sales increased 18% worldwide and 22% in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011. The Comprehensive® Primary and Reverse Shoulder Systems continued to drive strong sales growth for the extremity product category. During the fourth fiscal quarter we launched a couple of line extensions, including a small base plate for the reverse shoulder and E1® bearings which contributed to our extremity sales.

Trauma product sales decreased 2% worldwide, with a 4% sales decrease in the United States, during the year ended May 31, 2012, compared to the year ended May 31, 2011. External fixation sales declined due to a continued market shift from external fixation to internal fixation products and competitive pressures, partially offset by increased internal fixation sales. The increased internal fixation sales were primarily due to sales growth for the OptiLock® VL Distal Radius Plating System, the OptiLock® Humeral Plating System, and the Phoenix™ Ankle Arthrodesis Nail System.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the year ended May 31, 2012 were $314.0 million, or 11% of net sales, representing a 4% decrease compared to net sales of $327.4 million, or 12% of net sales, for the year ended May 31, 2011. We believe the spine market continued to be affected by mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and a trend toward physician-owned distributorships.

Spine product sales decreased 3% both worldwide and in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011.

Sales of bone healing products decreased 7% both worldwide and in the United States during the year ended May 31, 2012, compared to the year ended May 31, 2011.

Dental

Worldwide net sales of dental products for the year ended May 31, 2012 were $267.7 million, or 9% of net sales, representing a 1% decrease compared to net sales of $269.5 million, or 10% of net sales, during the year ended May 31, 2011. The decreased dental sales were primarily due to weakness in the European market due to the economic uncertainty in the regions where we currently have the largest market share, which were partially offset by sales growth in the U.S. driven, in part, by increased average selling prices.

Other

Worldwide net sales of other products for the year ended May 31, 2012 were $203.2 million, or 8% of net sales, representing a 6% increase compared to net sales of $192.4 million, or 7% of net sales, during the year ended May 31, 2011. Our microfixation product sales increased both worldwide and in the United States during fiscal year 2012, and were partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the year ended May 31, 2012 increased to $1,943.7 million, compared to gross profit for the year ended May 31, 2011 of $1,893.5 million, or 68% and 69% of net sales, respectively. Gross profit as a percentage of net sales was slightly down compared to the year ended May 31, 2011 primarily due to a decrease in average selling prices, unfavorable manufacturing variances as production volumes were lower, higher instrument depreciation expense related to new product launches and costs related to the closure of the Swindon, United Kingdom plant that commenced during the second quarter of fiscal 2012, which were partially offset by our ability to leverage fixed costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ended May 31, 2012 and May 31, 2011 was $1,053.3 million and $1,041.7 million, respectively, or 37% and 38% of net sales, respectively. The expense increased during the year ended May 31, 2012 primarily due to costs to implement the restructuring plan that commenced in the first quarter of fiscal 2012 and costs related to settlement of the FCPA investigation as compared to the year ended May 31, 2011, which were partially offset by a legal settlement related to the Heraeus litigation described in “Note 16 —Contingencies” to the consolidated financial statements contained in Part II, Item 8 of this report.

Research and Development Expense

Research and development expense during the year ended May 31, 2012 and May 31, 2011 was $126.8 million and $119.4 million, respectively, or 4% of net sales for both periods. The slight increase in research and development expense for the year ended May 31, 2012 primarily related to our ongoing commitment to increase investment in clinical research and regulatory affairs within our business. Our principal research and development efforts relate to primary and revision large joint reconstructive devices, S.E.T. products, spinal products, dental products, resorbable technologies, biomaterial products and autologous therapies.

Amortization

Amortization expense for the year ended May 31, 2012 was $327.2 million, or 12% of net sales, compared to $367.9 million for the year ended May 31, 2011, or 13% of net sales. This decrease was primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2012 related to our spine & bone healing and dental reconstructive reporting units and the intangible asset impairment charge taken in the fourth quarter of fiscal 2011 related to our Europe business, both described below.

Goodwill and Intangible Assets Impairment Charge

During the fourth quarter of fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible assets impairment charge primarily related to our spine & bone healing and dental reconstructive reporting units, due primarily to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from changes in product mix in our dental reconstructive reporting unit and growth rate declines as compared to the original purchase accounting assumptions at the time of the Merger for our spine & bone healing reporting unit. During the fourth quarter of fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible assets impairment charge primarily related to our Europe business due to the continued market slowdown in Europe relative to our original purchase accounting assumptions at the time of the Merger due to the continued financial and credit challenges in some European countries, which continue to impact our sales growth.

Interest Expense

Interest expense was $479.8 million for the year ended May 31, 2012, compared to interest expense of $498.9 million for the year ended May 31, 2011. The change in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature, moving more of our term loan facilities from fixed to floating rate debt.

Other (Income) Expense

Other (income) expense was expense of $17.6 million for the year ended May 31, 2012, compared to income of $11.2 million for the year ended May 31, 2011. The decrease is primarily due to an other-than-temporary impairment that was recorded on the Greek bonds of $20.1 million for the year ended May 31, 2012 and $7.1 million of expense was due to revaluation of our foreign cash accounts.

Benefit from Income Taxes

The effective income tax rate was 22.3% for the year ended May 31, 2012 compared to 20.2% for the year ended May 31, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective tax rate was also impacted by non-deductible goodwill impairment. In fiscal 2012 and fiscal 2011, $291.9 million and $422.8 million of goodwill impairment charges, respectively, were treated as non-deductible permanent differences and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Other items impacting the effective tax rate for the year ended May 31, 2012 include decreases due to income inclusions related to U.S. anti-deferral provisions and updated assertions regarding the permanent reinvestment of earnings of foreign operations, offset by settlements relating to uncertain tax benefits and changes in statutory tax rates (particularly in the United Kingdom). The May 31, 2011 effective tax rate was decreased due to an increase in valuation allowance relating to state and foreign net operating loss carryforwards and an increase in liabilities for uncertain tax benefits, offset by reductions to the company’s state effective tax rate (primarily due to New Jersey’s change to single-sales factor) as well as the reduction in United Kingdom corporate tax rates.

For the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010

(in millions, except percentages)	Year Ended May 31, 2011	Percentage of Net Sales	Year Ended May 31, 2010	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,732.2	100%	$2,698.0	100%	1%
Cost of sales	838.7	31	819.9	30	2

Gross profit	1,893.5	69	1,878.1	70	1
Selling, general and administrative expense	1,041.7	38	1,042.3	39	—
Research and development expense	119.4	4	106.6	4	12
Amortization	367.9	13	372.6	14	(1)
Goodwill & intangible assets impairment charge	941.4	34	—	—	*

Operating income (loss)	(576.9)	(21)	356.6	13	*
Interest expense	498.9	18	516.4	19	(3)
Other (income) expense	(11.2)	—	(18.1)	(1)	(38)

Other expense, net	487.7	18	498.3	18	(2)

Loss before income taxes	(1,064.6)	(39)	(141.7)	(5)	*
Benefit from income taxes	(214.8)	(8)	(94.1)	(3)	*

Net loss	$(849.8)	(31)%	$(47.6)	(2)%	*

*	The percentage change is not as meaningful as the change in the dollar value.

Sales

Net sales were $2,732.2 million for the year ended May 31, 2011, and $2,698.0 million for the year ended May 31, 2010. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Year Ended May 31, 2011	Percentage of Net Sales	Year Ended May 31, 2010 (1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,659.2	61%	$1,644.1	61%	1%
Europe	697.8	26	724.5	27	(4)
International (2)	375.2	13	329.4	12	14

Total	$2,732.2	100%	$2,698.0	100%	1%

(1)	Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $4.3 million for the year ended May 31, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Year Ended May 31, 2011 (1)	Percentage of Net Sales	Year Ended May 31, 2010 (1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,630.6	60%	$1,615.7	60%	1%
Sports, Extremities, Trauma (S.E.T.)	312.3	11	283.7	11	10
Spine & Bone Healing	327.4	12	345.3	13	(5)
Dental	269.5	10	265.2	10	2
Other	192.4	7	188.1	6	2

Total	$2,732.2	100%	$2,698.0	100%	1%

(1)	New product categories were adopted in order to more closely represent the way we currently report sales and market products. Certain amounts have been reclassified to conform to the current presentation.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the year ended May 31, 2011 was $1,630.6 million, or 60% of net sales, representing a 1% increase compared to net sales of $1,615.7 million, also 60% of net sales, during the year ended May 31, 2010.

Our growth rates for knee and hip product sales were in the low single digits during the year ended May 31, 2011, compared to high single to low double-digit growth rates in prior periods. Certain events, such as the current adverse conditions in the global economy, including high unemployment rates, employed patients’ concerns about taking medical leave during the slow economy, increased deductibles and co-pays and the expiration of COBRA subsidies have contributed to the decelerating growth rates. In addition, the litigious environment in the industry surrounding metal-on-metal hips, as well as our inability to market our Signature™ Personalized Patient Care System to new customers for most of the first three quarters of fiscal 2011, also impacted growth rates. In July 2010, we received a Warning Letter from the FDA regarding the Signature™ Personalized Patient Care system, alleging that we did not have appropriate clearance or approval to market the system in the United States. In September 2010, we met with the FDA and we agreed on a course of corrective action and an additional 510(k) application for our Signature™ Personalized Patient Care System was submitted to the FDA in September 2010. During the FDA’s review of the 510(k), we ceased all promotional activities regarding the system as well as sales to new customers in the United States. The FDA granted the 510(k) clearance in a letter sent to Materialise NV, the manufacturer of the Signature™ system, on February 8, 2011, which resolved the warning letter sent to Biomet in July 2010.

Knee product sales increased 1% worldwide and were flat in the United States during the year ended May 31, 2011, compared to the year ended May 31, 2010. Increased knee sales, including sales growth of primary and revision components of the Vanguard® Knee, along with E1® Antioxidant Infused Tibial Bearings, were partially offset by decreased sales of our partial knee systems.

Hip product sales increased 1% worldwide and in the United States during the year ended May 31, 2011, compared to the year ended May 31, 2010. Strong market acceptance of the new Arcos® Modular Femoral Revision System and sales growth of E1® Antioxidant Infused Acetabular Liners were key contributors to hip sales growth, partially offset by decreased metal-on-metal hip sales.

S.E.T.

Worldwide net sales of S.E.T. products for the year ended May 31, 2011 were $312.3 million, or 11% of net sales, representing a 10% increase compared to net sales of $283.7 million, or 11% of net sales, during the year ended May 31, 2010.

The contributors of our double digit sales growth in sports medicine during the year ended May 31, 2011 primarily consisted of procedure specific devices, including the JuggerKnot™ Soft Anchor, the ComposiTCP™ Interference Screw, the MaxFire™ MarXmen™ Meniscal Repair Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ALLthread™ Knotless Suture Anchor.

Extremity product sales increased 20% worldwide, with a 30% sales increase in the United States, during the year ended May 31, 2011, compared to the year ended May 31, 2010. The Comprehensive® Primary, Reverse and Fracture Shoulder Systems continued to drive strong growth for the extremity product category.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the year ended May 31, 2011 were $327.4 million, or 12% of net sales, representing a 5% decrease compared to net sales of $345.3 million, or 13% of net sales, for the year ended May 31, 2010. We believe the spine market continued to be affected by mid-single-digit price erosion, the slowdown in volumes due to the general economy, a challenging reimbursement environment for some fusion procedures, and the continued trend toward physician-owned distributorships.

Dental

Worldwide net sales of dental products for the year ended May 31, 2011 were $269.5 million, or 10% of net sales, representing a 2% increase compared to net sales of $265.2 million, also 10% of net sales, during the year ended May 31, 2010. The OSSEOTITE® product line, our flagship dental reconstructive implant system, was a key contributor to our fiscal year dental sales growth.

Other

Worldwide net sales of other products for the year ended May 31, 2011 were $192.4 million, or 7% of net sales, representing a 2% increase compared to net sales of $188.1 million, or 6% of net sales, during the year ended May 31, 2010. Our microfixation product sales grew both worldwide and in the United States during fiscal year 2011, and were partially offset by a decrease in sales of autologous therapies.

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

Selling, General and Administrative Expense

Selling, general and administrative expense during the years ended May 31, 2011 and 2010 was $1,041.7 million and $1,042.3 million, respectively, or 38% and 39% of net sales, respectively. The expense was slightly down year over year due to continued cost containment strategies worldwide.

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

Benefit from Income Taxes

Our effective income tax rate decreased to 20.2% for the year ended May 31, 2011 compared to 66.4% for the year ended May 31, 2010. The fiscal 2011 tax rate is lower than statutory tax rates due to amounts deducted for financial reporting purposes that are not deductible for tax purposes. In fiscal 2011, $422.8 million of the $941.4 million impairment charge taken on the European business unit was a non-deductible permanent difference. This rate also decreased due to an increase in valuation allowance relating to state and foreign net operating loss carryforwards and an increase in uncertain tax benefits, offset by reductions to our state effective tax rate (primarily due to New Jersey’s change to single-sales factor) as well as the reduction in United Kingdom corporate tax rates. The Company’s effective tax rate in fiscal 2010 was higher than statutory rates primarily due to the Company’s mix of profits and losses in certain foreign and domestic jurisdictions, specifically a higher pre-tax loss in the United States as a percent of the total worldwide loss before income taxes.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents were $492.4 million as of May 31, 2012 compared to $327.8 million as of May 31, 2011. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $302.3 million as of May 31, 2012. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.

The following is a summary of the cash flows by activity for the years ended May 31, 2012, 2011, and 2010:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010

Net cash from (used in):
Operating activities	$377.3	$380.1	$321.5
Investing activities	(144.0)	(205.0)	(182.0)
Financing activities	(38.1)	(51.4)	(159.9)
Effect of exchange rate changes on cash	(30.6)	15.0	(6.1)

Change in cash and cash equivalents	$164.6	$138.7	$(26.5)

For the Year Ended May 31, 2012 Compared to the Year Ended May 31, 2011

Our cash and cash equivalents were $492.4 million as of May 31, 2012 compared to $327.8 million as of May 31, 2011. We maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. We are exposed to interest rate risk on certain debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $377.3 million for the year ended May 31, 2012, compared to cash flows provided of $380.1 million for the year ended May 31, 2011. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The decrease in cash provided by operating activities of $2.8 million was primarily due to an increase in cash paid for taxes due to net operating losses being fully utilized in the United States and an increase in accounts receivable due to increased sales with an increase in days sales outstanding, which was offset by favorability in inventory and accounts payable.

Investing Cash Flows

Net cash used in investing activities was $144.0 million for the year ended May 31, 2012 and $205.0 million for the year ended May 31, 2011. The decrease in cash used in investing activities year-over-year was primarily related to the investment in time deposits. During the fiscal year ended May 31, 2011 we invested in $78.7 million in time deposits and received proceeds of $44.3 million also related to the time deposits. During the fiscal year ended May 31, 2012 we received $33.4 million in proceeds related to the time deposits, but did not make any additional investments.

Financing Cash Flows

Net cash used in financing activities was $38.1 million for the year ended May 31, 2012, compared to $51.4 million for the year ended May 31, 2011. The decrease in cash used in financing activities year-over-year was primarily related to a discretionary repurchase of $10.0 million par value of senior cash pay notes for $11.2 million in the fiscal year ended May 31, 2011.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	May 31, 2012	May 31, 2011
Days Sales Outstanding (1)	62.5	62.3
Inventory Turns (2)	1.59	1.54

(1)	DSO is calculated by dividing the year-over-year average accounts receivable balance by the last twelve months net sales multiplied by 365 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. Our higher DSO is the result of a global slowdown in customer payments, specifically in Europe. We are unable to continue factoring receivables in Spain as we have reached our limit on our current factoring facility, which is causing our DSO to increase. We use inventory turns as a measure that places emphasis on how efficiently we are managing our inventory levels. These measures may not be computed the same as similarly titled measures used by other companies.

We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. The favorability when comparing May 31, 2012 to May 31, 2011 was primarily driven by continued improvements in our global supply chain and field inventory management.

For the Year Ended May 31, 2011 Compared to the Year Ended May 31, 2010

Our cash and cash equivalents were $327.8 million as of May 31, 2011 compared to $189.1 million as of May 31, 2010. We maintain our cash and cash equivalents and investments in money market funds, time deposits, corporate bonds and debt instruments. We are exposed to interest rate risk on certain debt instruments.

Operating Cash Flows

Net cash provided by operating activities was $380.1 million for the year ended May 31, 2011, compared to cash flows provided of $321.5 million for the year ended May 31, 2010. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth. The increase in cash provided by operating activities of $58.6 million was primarily due to working capital improvement initiatives and the prior year being negatively impacted by $53.0 million related to a previously disclosed litigation settlement. Net cash provided by operating activities for the year ended May 31, 2011 included a net loss of $849.8 million, offset by non-cash amounts of $1,222.1 million (primarily goodwill and intangible asset impairment charge, depreciation and amortization, and partially offset by deferred income taxes), and cash provided by working capital of $7.8 million. Net cash provided by operating activities for the year ended May 31, 2010 included a net loss of $47.6 million, offset by non-cash amounts of $460.4 million (primarily depreciation and amortization and stock based compensation, partially offset by deferred income taxes), and cash used in working capital of $91.3 million.

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

Financing Cash Flows

Net cash used in financing activities was $51.4 million for the year ended May 31, 2011, compared to $159.9 million for the year ended May 31, 2010. Net cash used in financing activities for the year ended May 31, 2011 primarily related to required payments under the senior secured credit facilities of $34.8 million and a discretionary repurchase of $10.0 million par value of senior cash pay notes for $11.2 million. Net cash used in financing activities for the year ended May 31, 2010 primarily related to required payments under the senior secured credit facilities of $35.8 million, discretionary payments under the revolving credit facilities of $68.9 million, and discretionary payments under the asset-based revolving credit facility of $65.2 million, partially offset by proceeds under the revolving credit facilities of $20.4 million.

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

(in millions, except ratios)	May 31, 2012	May 31, 2011	May 31, 2010
USD Term Loan B	$2,234.7	$2,258.1	$2,281.5
EUR Term Loan B	1,039.6	1,206.3	1,047.3

Consolidated Senior Secured Debt	3,274.3	3,464.4	3,328.8
Cash and Cash Equivalents (1)	492.4	360.9	189.1

Consolidated Senior Secured Debt Net of Cash and Cash Equivalents (1)	$2,781.9	$3,103.5	$3,139.7

LTM Adjusted EBITDA	$1,031.1	$1,010.4	$1,000.0
“Run Rate” Cost Savings (2)	—	—	12.6

LTM Adjusted EBITDA, plus cost savings	$1,031.1	$1,010.4	$1,012.6
Senior Secured Leverage Ratio (3)	2.70	3.07	3.10

(1)	Cash and cash equivalents as defined by the credit agreement includes $33.1 million of time deposits at May 31, 2011.

(2)	As defined by the Credit Agreement dated September 25, 2007.

(3)	Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA, plus cost savings.

The decrease in the senior secured leverage ratio at May 31, 2012 as compared to May 31, 2011 is primarily due to the weakening of the euro against the U.S. dollar, debt service payments and an increased Adjusted EBITDA in fiscal year 2012.

The decrease in the senior secured leverage ratio at May 31, 2011 as compared to May 31, 2010 is primarily due to debt service payments and an increase in cash and cash equivalents, partially offset by the strengthening of the euro against the U.S. dollar.

We use Adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, other (income) expense and/or exclude certain expenses as defined by our credit agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation, new business development, litigation costs and settlements, and other related charges.

Adjusted EBITDA for the fiscal years ended May 31, 2012, 2011 and 2010 is calculated as follows:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Operating income (loss)	$(93.4)	$(576.9)	$356.6
Depreciation	182.2	181.1	175.0
Amortization	327.2	367.9	372.6
Special items adjustments:
Stock-based compensation expense (1)	16.0	12.7	22.4
Litigation settlements and reserves and other legal fees (2)	8.6	12.5	10.7
DePuy trauma acquisition (3)	4.6
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs) (4)	45.8	61.6	43.3
Sponsor fee (5)	10.3	10.1	10.1
Greece bad debt expense (6)	—	—	9.3
Goodwill and intangible assets impairment charge (7)	529.8	941.4	—

Adjusted EBITDA (8)	$1,031.1	$1,010.4	$1,000.0

(1)	Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.

(2)	We exclude certain litigation-related expenses and settlements from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(3)	We exclude acquisition-related expenses for the DePuy trauma acquisition from non-GAAP financial measures that are not reflective of the Company’s ongoing operational performance. The Company further believes this information is useful to investors in that it provides period-over-period comparability.

(4)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(5)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance.

(6)	This charge is related to the proposal the Greek government announced on June 15, 2010 to settle their outstanding debts from 2007 through 2009 primarily by issuing zero-coupon bonds. We exclude this charge from non-GAAP measures primarily because it is not reflective of ongoing operating results.

(7)	During fiscal 2012, we recorded at $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine & bone healing reporting units and in fiscal 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability

(8)	As defined in our credit agreement.

Adjusted EBITDA growth has historically generally been in line with the growth in net sales. The fall through from net sales to Adjusted EBITDA has slowed due to a decline in gross margin percentage.

Credit Facilities and Notes

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

We borrowed the full amount available under our term loan facilities on September 25, 2007. During the year ended May 31, 2012 and 2011, we repaid $23.4 million and $23.4 million, respectively, of outstanding loans under our U.S. dollar-denominated term loan facility and $12.0 million and $11.4 million, respectively, of outstanding loans under the euro-denominated term loan facility.

The cash flow revolving credit facilities include a $100.0 million sub-facility for letters of credit and a $100.0 million sub-capacity for borrowings on same-day notice, referred to as swingline loans. We borrowed approximately $131.0 million under our cash flow revolving credit facilities on September 25, 2007 to pay a portion of the Transactions. As of May 31, 2012, we had no outstanding borrowings under our cash flow revolving credit facilities.

Borrowings under our cash flow revolving credit facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the higher of (a) the prime rate of Bank of America, N.A. and (b) the federal funds effective rate plus 1/2 of 1.00% or (2) a LIBOR or Eurocurrency rate determined by reference to the cost of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At May 31, 2012, the applicable margin for borrowings under our term loan facilities was 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR or Eurocurrency borrowings, and our cash flow revolving credit facilities were 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR or Eurocurrency borrowings. In connection with our term loan facilities, we entered into a series of interest rate swap agreements and at May 31, 2012 had (1) an aggregate notional amount of $1,295.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated term loan facility and (2) an aggregate notional amount of €270.0 million (approximately $335.9 million outstanding at May 31, 2012) to fix the interest rates on a portion of the borrowings under the €875.0 million (approximately $1,039.6 million outstanding at May 31, 2012) euro-denominated term loan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

The credit agreement governing our senior secured credit facilities requires us to prepay outstanding term loans, subject to certain exceptions: (1) after our first full fiscal year after the Closing Date, 50% (which percentage may be reduced to 25% if our senior secured leverage ratio is less than a specified ratio and may be further reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in our senior secured credit facilities); (2) if our senior secured leverage ratio is greater than a specified ratio, 100% (which percentage may be reduced to 50% if our senior secured leverage ratio is less than a specified ratio and may be further reduced to 0% if our senior secured leverage ratio is less than a specified ratio) of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, if we do not reinvest those proceeds in assets to be used in our business or to make certain other permitted investments; and (3) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under our senior secured credit facilities. All obligations under our senior secured credit facilities are unconditionally guaranteed by LVB, and, subject to certain exceptions, each of Biomet, Inc.’s existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of LVB and the subsidiary guarantors. No prepayments on the above mentioned debt were required under the credit agreement in fiscal 2012.

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

(6) sell assets, including capital stock of our subsidiaries; (7) consolidate or merge; (8) create liens; and (9) enter into sale and lease-back transactions. The credit agreement governing our senior secured credit facilities does not require us to comply with any financial ratio maintenance covenants. As of May 31, 2012, we were in compliance with our covenants and intend to maintain compliance.

The credit agreement governing our senior secured credit facilities also contains certain customary affirmative covenants and events of default.

On August 2, 2012, we entered into an amendment and restatement agreement that amended our existing senior secured credit facilities. The amendment (i) extends the maturity of approximately $1,007.2 million of our U.S. dollar-denominated term loans and approximately €631.3 million of our euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinances and replaces the existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinances and replaces the existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

Asset-based Revolving Credit Facility. On September 25, 2007, we entered into a credit agreement and related security and other agreements for an asset-based revolving credit facility with Bank of America, N.A. as administrative agent and collateral agent. Our asset-based revolving credit facility provides senior secured financing of up to $350.0 million, subject to borrowing base limitations. The borrowing base at any time will equal the sum of 85% of eligible accounts receivable and 85% of the net orderly liquidation value of eligible inventory (not to exceed 65% of the borrowing base), less certain reserves and subject to certain limitations on consigned inventory and accounts receivable owed by non-U.S. persons. Our asset-based revolving credit facility includes a $100.0 million sub-facility for letters of credit and a $35.0 million sub-facility for borrowings on same-day notice, referred to as swingline loans. We did not draw on our asset-based revolving credit facility at the closing of the Transactions. As of May 31, 2012, the amount available under our asset-based revolving credit facility was $336.1 million, which is net of borrowing base limitations relating to the asset-based revolving credit facility.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under our asset-based revolving credit facility exceeds the lesser of (1) the commitment amount and (2) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the aggregate amount available under our asset-based revolving credit facility and our cash flow revolving credit facilities is less than $75.0 million plus 10% of any additional commitments under this facility or certain events of default have occurred under our asset-based revolving credit facility, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the facility. All obligations under our asset-based revolving credit facility are unconditionally guaranteed by LVB. All obligations under our asset-based revolving credit facility are secured, subject to certain exceptions, by a first-priority security interest in substantially all of our assets and the assets of the subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts and certain related intangible assets and proceeds of the foregoing.

Like our senior secured credit facilities described above, our asset-based revolving credit facility contains a number of covenants that restrict us, Biomet, Inc. and its restricted subsidiaries. The covenants limiting (1) dividends and other restricted payments, (2) investments, loans, advances and acquisitions and (3) prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $112.5 million plus 15% of any additional commitments under this facility of pro forma excess availability under our asset-based revolving credit facility and our cash flow revolving credit facilities in the aggregate, and that Biomet, Inc. must be in pro forma compliance with the fixed charge coverage ratio described in the next sentence. Although the credit agreement governing our asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if less than $35.0 million plus 10% of any additional commitments under this facility were available under our asset-based revolving credit facility at any time, we would not be permitted to borrow any additional amounts unless Biomet, Inc.’s pro forma ratio of (a) Consolidated adjusted EBITDA minus Capital Expenditures minus Cash Taxes to (b) Fixed Charges (as such terms are defined in the credit agreement and in each case for the most recently ended four quarter period) were at least 1.0 to 1.0. The credit agreement governing our asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. As of May 31, 2012, we were in compliance with our covenants and intend to maintain compliance.

Notes. We issued an aggregate of $2,348.0 million of original notes on September 25, 2007 and an aggregate of $217.0 million of original notes on October 16, 2007 (which were issued at a premium above par of $6.0 million). The notes are our unsecured obligations, with $1,550.0 million being our senior obligations (consisting of $775.0 million of senior cash pay notes and $775.0 million of senior PIK toggle notes) and $1,015.0 million being our senior subordinated obligations. All of the notes were issued by Biomet, Inc. and are guaranteed by each of its existing and future wholly-owned domestic subsidiaries that guarantee our obligations under our senior secured credit facilities. Interest is payable in cash.

On August 8, 2012 we completed our offering of $1.0 billion aggregate principal amount of new 6.500% senior notes. We expect to use the net proceeds of this offering to fund a tender offer for any and all of our outstanding senior toggle notes, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness.

The indentures governing the notes, among other things, limit Biomet, Inc.’s and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock, pay dividends and make other restricted payments, make certain investments, sell assets, create liens, consolidate, merge or sell all or substantially all of our assets, enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to important exceptions during any period of time for which (i) the respective notes have received investment grade ratings from certain specified rating agencies and (ii) no default has occurred and is continuing under the indentures that govern the respective notes. As of May 31, 2012, we were in compliance with our covenants and intend to maintain compliance.

Non-U.S. Facility. As of May 31, 2012, we had a loan in Spain referred to as the non-U.S. facility. During the month of November 2011, ABN AMRO Bank terminated the European revolver facility due to the limited use of the facility. As of May 31, 2012, we had $3.5 million in outstanding borrowings under our non-U.S. facility.

Future Financing Activities

As of May 31, 2012, we had (1) approximately $377.8 million available for borrowing under our cash flow revolving credit facilities, (2) $336.1 million available for borrowing under our asset-based revolving credit facility, (3) the option to incur additional incremental term loans or increase the cash flow revolving credit facilities commitments under our senior secured credit facilities of up to an amount that would cause our senior secured leverage ratio (as defined in our senior secured credit facilities) to be equal to or less than 4.50 to 1.00 and (4) the option to increase the asset-based revolving credit commitments under our asset-based revolving credit facility by up to $100.0 million. However, our ongoing ability to meet our substantial debt service and other obligations will be dependent upon our future performance, which will be subject to business, financial and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flows will be sufficient to allow us to pay principal and interest on our debt, support our operations and meet our other obligations. If we do not have sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

We intend to use the net proceeds from the offering of our new senior notes to fund the tender offer for any and all of our $771.0 million principal amount outstanding senior toggle notes, including related fees, expenses, and to purchase, redeem, defease or otherwise acquire or retire our outstanding indebtedness.

Capital Expenditures and Investments

We maintain our cash and investments in money market funds, certificates of deposit, equity securities and Greek bonds. We are exposed to interest rate risk on our corporate bonds and debt instruments. We see the growth prospects in our markets and intend to invest in an effort to improve our worldwide market position. We expect to spend in excess of $500.0 million over the next two fiscal years for capital expenditures (including instrumentation issued to the field) and research and development costs in an effort to develop products and technologies that further enhance musculoskeletal procedures. Funding of these and other activities is expected to come from currently available funds, cash flows generated from operations, and currently available credit lines.

Contractual Obligations

Summarized in the table below are our long-term obligations and commitments as of May 31, 2012. We have issued notes, entered into senior secured credit facilities, including term loan facilities and cash flow revolving credit facilities, and an asset-based revolving facility, all of which are primarily classified as long-term obligations. There were no borrowings under our asset-based revolving facility as of May 31, 2012. Our term loan facilities require payments each year in an amount equal to 1% of the original principal in equal quarterly installments for the first seven years and three months. As of May 31, 2012, required principal payments of $34.3 million are due within the next twelve months.

Our revolving borrowing base available under all debt facilities at May 31, 2012 was $713.9 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. (which we expect will not be funded) and borrowing base limitations relating to the asset-based revolving credit facility.

(in millions)	Total	2013	2014 and 2015	2016 and 2017	2018 and Thereafter
Contractual obligations (1)
Projected future pension benefit payments	$60.9	$4.9	$10.9	$11.7	$33.4
Long-term debt (including current maturities)	5,827.8	35.6	3,240.0	—	2,552.2
Interest payments (2)	1,924.1	441.1	797.8	548.2	137.0
Material purchase commitments	86.6	38.5	23.2	17.9	7.0
Outsourcing contract obligation	6.0	5.5	0.5	—	—
DePuy trauma acquisition purchase price commitment	280.0	280.0	—	—	—

Total contractual obligations	$8,185.4	$805.6	$4,072.4	$577.8	$2,729.6

(1)	The total amounts of capital lease obligations and operating lease obligations are not significant.

(2)	Amounts include the effect of interest rate swaps currently in place.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at May 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $63.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Please refer to our subsequent events section in “Note 6—Debt” in Part II, Item 8 of this report for more information on our debt offering and amendment of our existing secured senior cash flow credit facility.

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

Excess and Obsolete Inventory

In our industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. We make estimates regarding the future use of these products, which are used to adjust inventory to the lower of cost or market. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

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

During the fourth quarter of fiscal year 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our spine & bone healing and dental reconstructive reporting units. As of February 29, 2012, we concluded that certain indicators were present that suggested impairment may exist for our dental reconstructive reporting unit’s goodwill and intangible assets. The indicators of impairment in our dental reconstructive reporting unit included evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix. The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 29, 2012. However, the preliminary result of this interim test of impairment for the dental reconstructive reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2012. We finalized impairment test during the fourth quarter of fiscal year 2012. During the annual impairment test, described below, our spine and bone healing reporting unit failed step one. The indicators were primarily due to growth rate declines as compared to prior assumptions.

During the fourth quarter of fiscal year 2011, we recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our Europe reporting unit. As of February 28, 2011, we concluded that certain indicators were present that suggested impairment may exist for our Europe reporting unit’s goodwill and intangibles. The indicators of potential impairment in our Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.

The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 28, 2011. However, the preliminary result of this interim test of impairment for the Europe reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2011. We finalized the impairment tests during the fourth quarter of fiscal year 2011.

We used only the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine & bone healing and Europe reporting units and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how we estimate the fair value of our reporting units during our annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the dental reconstructive, spine & bone healing and Europe reporting units, we used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. We based this determination on estimates of the weighted-average costs of capital of market participants. We performed a peer company analysis and considered the industry the weighted-average return on debt and equity from a market participant perspective.

To calculate the amount of the impairment charge related to the dental reconstructive, spine & bone healing and Europe reporting units, we allocated the reporting unit’s fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of our dental reconstructive, spine & bone healing and Europe reporting unit’s assets and liabilities as if the reporting units had been acquired in a business combination.

We also performed our annual assessment for impairment as of March 31, 2012 for all six reporting units. We utilized discount rates ranging from 9.2% to 13.5%. Based on the discount rate used in our most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.3 billion and a decrease in the discount rate of 1% results in an increase in fair value of $1.8 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2012. The only reporting unit that failed step one and was required to complete a step two analysis was the spine & bone healing reporting unit.

The estimates and assumptions underlying the fair value calculations used in our annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, royalty rates and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in our impairment tests are consistent with those we use in our internal planning. These estimates and assumptions may change from period to period. If we use different estimates and assumptions in the future, future impairment charges may occur and could be material.

We have identified a total of four reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include our U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), our International reporting unit ($555.5 million of goodwill), our dental reconstructive reporting unit ($298.6 million of goodwill) and our Europe reporting unit ($223.0 million). The level of excess fair value over carrying value for these higher risk reporting units were each less than 10% for the latest step one impairment test.

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

Income Taxes

There are inherent risks that could create uncertainties related to our income tax estimates. We adjust estimates based on normal operating circumstances and conclusions related to tax audits. While we do not believe any audit finding could materially affect our financial position, however, there could be a material impact on our consolidated results of operations and cash flows of a given period.

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

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax benefits (“UTBs”) based on a two-step process. We recognize the tax benefit from an UTB only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTBs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe our estimates for UTBs are appropriate and sufficient for any assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties, where appropriate, related to UTBs as a component of income tax expense.

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

We have not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non-U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the Merger, adjusted for subsequent accumulation of earnings and losses. It is our practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of our non-U.S. subsidiaries in non-U.S. operations. Currently, there are no plans to divest any of our investments in non-U.S. subsidiaries. It is not practicable to estimate the amount of deferred tax liability related to excess of financial reporting basis over tax basis in these non-U.S. subsidiaries. Our non-U.S. subsidiaries have not accumulated positive reported earnings subsequent to the Merger. However, to the extent it is determined that any amounts of excess cash will be repatriated, we will record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such repatriation. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results.

Recent Accounting Pronouncements

Comprehensive Income—In June 2011, the FASB issued an update to Topic 220, Comprehensive Income, which will supersede some of the guidance in Topic 220. This update requires companies to present comprehensive income in either one or two consecutive financial statements and eliminates the option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity. In December 2011, the FASB issued an additional update to Topic 220 that defers certain disclosure requirements originally included in the June update. In particular, the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income has been deferred. Early adoption is permitted. We adopted the provisions of this new guidance in May 2012. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Goodwill Impairment Testing—In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The changes to Topic 350 will be effective for us beginning June 1, 2012 and will be applied prospectively. The changes are not expected to have a material impact on our consolidated financial statements.

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

During January 2012, we entered into four additional interest rate swap agreements with a total notional amount of $1,160.0 million to fix the interest rates on a portion of the borrowings under the $2,340.0 million U.S. dollar-denominated term loan facility and we entered into two additional interest rate swap agreements with a total notional amount of €400.0 million to fix the interest rates on a portion of the borrowings under the €875.0 million euro-denominated term loan facility. As of May 31, 2012, the fair value of the interest rate swap agreements relating to our U.S. dollar-denominated term loan facility was a $53.3 million net unrealized loss, and the fair value of the interest rate swap agreements relating to our euro-denominated term loan facility was a €19.1 million (approximately $23.7 million) net unrealized loss. Net of our $0.8 million credit valuation adjustment, we have a liability of $76.2 million.

Our trading securities are invested in equity securities. Our non-trading investments, excluding cash and cash equivalents, are equity securities and Greek bonds. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments.

Based on our overall interest rate exposure at May 31, 2012, including variable rate debt, a hypothetical 10% increase or decrease in interest rates applied to the fair value of the financial instruments discussed above as of May 31, 2012 would cause a $5.5 million increase in or savings in interest expense.

Foreign Currency Risk

Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or the Company itself) enter into transactions, primarily on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We have hedged a portion of our net investment in our European subsidiaries with the issuance of €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. Our net investment in our European subsidiaries at the hedging date of September 25, 2007 was $1,690.0 million (€1,238.0 million). As of May 31, 2012, the Company’s net investment in European subsidiaries totaled €1,808.9 million ($2,250.4 million) and the outstanding principal balance of the euro term loan was €835.6 million ($1,039.6 million). The difference of €973.3 million ($1,210.8 million) is unhedged as of May 31, 2012. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. We test effectiveness on this net investment hedge by determining if the net investment in our European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Based on our overall exposure for foreign currency at May 31, 2012, a hypothetical 10% change up or down in foreign currency rates would have a $5.0 million effect on interest expense. We do not consider this effect material to our consolidated financial position, results of operations or cash flows.

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

LVB ACQUISITION, INC. AND BIOMET, INC.

Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LVB Acquisition, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of LVB Acquisition, Inc. and subsidiaries (the “Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of LVB Acquisition, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

August 20, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Biomet, Inc.

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Biomet, Inc. and subsidiaries (the “Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholder’s equity, and cash flows for each of the three years in the period ended May 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Biomet, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

August 20, 2012

LVB Acquisition, Inc. and Subsidiaries Consolidated Balance Sheets.

(in millions)

	May 31, 2012	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$492.4	$327.8
Accounts receivable, less allowance for doubtful accounts receivables of $36.5 ($38.2 at May 31, 2011)	491.6	480.1
Investments	2.5	41.4
Income tax receivable	5.0	5.4
Inventories	543.2	582.5
Deferred income taxes	52.5	71.5
Prepaid expenses and other	124.1	109.7

Total current assets	1,711.3	1,618.4
Property, plant and equipment, net	593.6	638.4
Investments	13.9	33.1
Intangible assets, net	3,930.4	4,534.4
Goodwill	4,114.4	4,470.1
Other assets	56.8	62.6

Total assets	$10,420.4	$11,357.0

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.6	$37.4
Accounts payable	116.2	91.1
Accrued interest	56.5	64.1
Accrued wages and commissions	122.0	105.0
Other accrued expenses	180.2	241.8

Total current liabilities	510.5	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,792.2	5,982.9
Deferred income taxes	1,257.8	1,487.6
Other long-term liabilities	177.8	172.0

Total liabilities	7,738.3	8,181.9
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,308,376 and 552,531,316 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,623.3	5,608.6
Accumulated deficit	(3,069.6)	(2,610.8)
Accumulated other comprehensive income	122.9	171.8

Total shareholders’ equity	2,682.1	3,175.1

Total liabilities and shareholders’ equity	$10,420.4	$11,357.0

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss.

(in millions)

	For the Year Ended May 31,
	2012	2011	2010
Net sales	$2,838.1	$2,732.2	$2,698.0
Cost of sales	894.4	838.7	819.9

Gross profit	1,943.7	1,893.5	1,878.1
Selling, general and administrative expense	1,053.3	1,041.7	1,042.3
Research and development expense	126.8	119.4	106.6
Amortization	327.2	367.9	372.6
Goodwill and intangible assets impairment charge	529.8	941.4	—

Operating income (loss)	(93.4)	(576.9)	356.6
Interest expense	479.8	498.9	516.4
Other (income) expense	17.6	(11.2)	(18.1)

Other expense, net	497.4	487.7	498.3

Loss before income taxes	(590.8)	(1,064.6)	(141.7)
Benefit from income taxes	(132.0)	(214.8)	(94.1)

Net loss	(458.8)	(849.8)	(47.6)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	4.3	(6.0)	1.8
Interest rate swap unrealized gain	13.1	19.5	11.3
Foreign currency related gains (losses)	(62.1)	264.4	(96.5)
Unrecognized actuarial gain (loss) on pension assets	(4.2)	4.5	3.5

Net loss	(48.9)	282.4	(79.9)

Comprehensive loss	$(507.7)	$(567.4)	$(127.5)

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Shareholders’ Equity.

(in millions, except for share data)

	Common Shares	Common Stock	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2009	553,255,717	$5.5	$5,578.9	$(1,713.4)	$(30.7)	$3,840.3
Net loss		—	—	(47.6)	—	(47.6)
Change in unrealized holding value on available for sale securities, net of $1.3 tax effect		—	—	—	1.8	1.8
Interest rate swap unrealized gain, net of $7.2 tax effect		—	—	—	11.3	11.3
Foreign currency related losses		—	—	—	(96.5)	(96.5)
Unrecognized actuarial gain on pension assets, net of $2.9 tax effect		—	—	—	3.5	3.5

Comprehensive loss		—	—	—	—	(127.5)

Stock-based compensation expense		—	22.4	—	—	22.4
Repurchase of LVB Acquisition, Inc. shares	(184,667)	—	(1.7)	—	—	(1.7)

Balance at May 31, 2010	553,071,050	5.5	5,599.6	(1,761.0)	(110.6)	3,733.5
Net loss		—	—	(849.8)	—	(849.8)
Change in unrealized holding value on available for sale securities, net of ($0.9) tax effect		—	—	—	(6.0)	(6.0)
Interest rate swap unrealized gain, net of $13.6 tax effect		—	—	—	19.5	19.5
Foreign currency related gains		—	—	—	264.4	264.4
Unrecognized actuarial gain on pension assets, net of $0.2 tax effect		—	—	—	4.5	4.5

Comprehensive loss						(567.4)

Stock-based compensation expense		—	12.7	—	—	12.7
Repurchase of LVB Acquisition, Inc. shares	(539,734)	—	(3.7)	—	—	(3.7)

Balance at May 31, 2011	552,531,316	5.5	5,608.6	(2,610.8)	171.8	3,175.1
Net loss		—	—	(458.8)	—	(458.8)
Change in unrealized holding value on available for sale securities		—	—	—	4.3	4.3
Interest rate swap unrealized gain, net of $7.8 tax effect		—	—	—	13.1	13.1
Foreign currency related losses		—	—	—	(62.1)	(62.1)
Unrecognized actuarial loss on pension assets, net of $0.8 tax effect		—	—	—	(4.2)	(4.2)

Comprehensive loss						(507.7)

Stock-based compensation expense		—	16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares	(229,940)	—	(1.3)	—	—	(1.3)

Balance at May 31, 2012	552,308,376	$5.5	$5,623.3	$(3,069.6)	$122.9	$2,682.1

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Consolidated Statements of Cash Flows.

(in millions)

	For the Year Ended May 31,
	2012	2011 (1)	2010 (1)
Cash flows provided by (used in) operating activities:
Net loss	$(458.8)	$(849.8)	$(47.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	509.4	549.0	547.6
Amortization of deferred financing costs	11.1	11.2	11.3
Stock-based compensation expense	16.0	12.7	22.4
Recovery of doubtful accounts receivable	(5.3)	(6.2)	(7.0)
Realized gain on investments	(2.0)	(4.9)	(4.3)
Loss on impairment of investments	20.1	—	—
Goodwill and intangible assets impairment charge	529.8	941.4	—
Property, plant and equipment impairment charge	0.4	17.0	7.8
Deferred income taxes	(204.3)	(271.3)	(120.1)
Loss on extinguishment of debt	—	1.2	—
Other	(4.5)	(28.0)	2.7
Changes in operating assets and liabilities:
Accounts receivable	(36.6)	14.5	(5.6)
Inventories	13.4	(43.9)	(29.4)
Prepaid expenses	(12.3)	(4.5)	6.2
Accounts payable	28.9	(0.8)	(9.5)
Income taxes	(29.0)	46.0	9.0
Accrued interest	(7.6)	(6.1)	(2.9)
Accrued expenses and other	8.6	2.6	(59.1)

Net cash provided by operating activities	377.3	380.1	321.5
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.1	59.3	24.9
Purchases of investments	(0.4)	(78.7)	(13.3)
Net proceeds from sale of property and equipment	14.7	6.8	3.0
Capital expenditures	(179.3)	(174.0)	(186.4)
Acquisitions, net of cash acquired	(21.1)	(18.4)	(10.2)

Net cash used in investing activities	(144.0)	(205.0)	(182.0)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under European facilities	—	0.3	—
Payments under European facilities	(1.4)	(2.0)	—
Proceeds under revolving credit agreements	—	—	20.4
Payments under revolving credit agreements	—	—	(134.1)
Payments under senior secured credit facilities	(35.4)	(34.8)	(35.8)
Repurchases of senior notes	—	(11.2)	(8.7)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.3)	(3.7)	(1.7)

Net cash used in financing activities	(38.1)	(51.4)	(159.9)
Effect of exchange rate changes on cash	(30.6)	15.0	(6.1)

Increase (decrease) in cash and cash equivalents	164.6	138.7	(26.5)
Cash and cash equivalents, beginning of period	327.8	189.1	215.6

Cash and cash equivalents, end of period	$492.4	$327.8	$189.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$477.1	$494.1	$508.6

Income taxes	$95.0	$42.3	$29.3

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Balance Sheets.

(in millions)

	May 31, 2012	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$492.4	$327.8
Accounts receivable, less allowance for doubtful accounts receivables of $36.5 ($38.2 at May 31, 2011)	491.6	480.1
Investments	2.5	41.4
Income tax receivable	5.0	5.4
Inventories	543.2	582.5
Deferred income taxes	52.5	71.5
Prepaid expenses and other	124.1	109.7

Total current assets	1,711.3	1,618.4
Property, plant and equipment, net	593.6	638.4
Investments	13.9	33.1
Intangible assets, net	3,930.4	4,534.4
Goodwill	4,114.4	4,470.1
Other assets	56.8	62.6

Total assets	$10,420.4	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.6	$37.4
Accounts payable	116.2	91.1
Accrued interest	56.5	64.1
Accrued wages and commissions	122.0	105.0
Other accrued expenses	180.2	241.8

Total current liabilities	510.5	539.4
Long-term liabilities:
Long-term debt, net of current portion	5,792.2	5,982.9
Deferred income taxes	1,257.8	1,487.6
Other long-term liabilities	177.8	172.0

Total liabilities	7,738.3	8,181.9
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, par value $0.00 per share; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,628.8	5,614.1
Accumulated deficit	(3,069.6)	(2,610.8)
Accumulated other comprehensive income	122.9	171.8

Total shareholder’s equity	2,682.1	3,175.1

Total liabilities and shareholder’s equity	$10,420.4	$11,357.0

The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss.

(in millions)

	For the Year Ended May 31,
	2012	2011	2010
Net sales	$2,838.1	$2,732.2	$2,698.0
Cost of sales	894.4	838.7	819.9

Gross profit	1,943.7	1,893.5	1,878.1
Selling, general and administrative expense	1,053.3	1,041.7	1,042.3
Research and development expense	126.8	119.4	106.6
Amortization	327.2	367.9	372.6
Goodwill and intangible assets impairment charge	529.8	941.4	—

Operating income (loss)	(93.4)	(576.9)	356.6
Interest expense	479.8	498.9	516.4
Other (income) expense	17.6	(11.2)	(18.1)

Other expense, net	497.4	487.7	498.3

Loss before income taxes	(590.8)	(1,064.6)	(141.7)
Benefit from income taxes	(132.0)	(214.8)	(94.1)

Net loss	(458.8)	(849.8)	(47.6)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	4.3	(6.0)	1.8
Interest rate swap unrealized gain	13.1	19.5	11.3
Foreign currency related gains (losses)	(62.1)	264.4	(96.5)
Unrecognized actuarial gain (loss) on pension assets	(4.2)	4.5	3.5

Net loss	(48.9)	282.4	(79.9)

Comprehensive loss	$(507.7)	$(567.4)	$(127.5)

The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Shareholder’s Equity.

(in millions, except for the share data)

	Common Shares	Contributed and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at May 31, 2009	1,000	$5,584.4	$(1,713.4)	$(30.7)	$3,840.3
Net loss		—	(47.6)	—	(47.6)
Change in unrealized holding value on available for sale securities, net of $1.3 tax effect		—	—	1.8	1.8
Interest rate swap unrealized gain, net of $7.2 tax effect		—	—	11.3	11.3
Foreign currency related losses		—	—	(96.5)	(96.5)
Unrecognized actuarial gain on pension assets, net of $2.9 tax effect		—	—	3.5	3.5

Comprehensive loss		—	—	—	(127.5)

Stock-based compensation expense		22.4	—	—	22.4
Repurchase of LVB Acquisition, Inc. shares		(1.7)	—	—	(1.7)

Balance at May 31, 2010	1,000	5,605.1	(1,761.0)	(110.6)	3,733.5
Net loss		—	(849.8)	—	(849.8)
Change in unrealized holding value on available for sale securities, net of ($0.9) tax effect		—	—	(6.0)	(6.0)
Interest rate swap unrealized gain, net of $13.6 tax effect		—	—	19.5	19.5
Foreign currency related gains		—	—	264.4	264.4
Unrecognized actuarial gain on pension assets, net of $0.2 tax effect		—	—	4.5	4.5

Comprehensive loss					(567.4)

Stock-based compensation expense		12.7	—	—	12.7
Repurchase of LVB Acquisition, Inc. shares		(3.7)	—	—	(3.7)

Balance at May 31, 2011	1,000	5,614.1	(2,610.8)	171.8	3,175.1
Net loss		—	(458.8)	—	(458.8)
Change in unrealized holding value on available for sale securities		—	—	4.3	4.3
Interest rate swap unrealized gain, net of $7.8 tax effect		—	—	13.1	13.1
Foreign currency related losses		—	—	(62.1)	(62.1)
Unrecognized actuarial loss on pension assets, net of $0.8 tax effect		—	—	(4.2)	(4.2)

Comprehensive loss					(507.7)

Stock-based compensation expense		16.0	—	—	16.0
Repurchase of LVB Acquisition, Inc. shares		(1.3)	—	—	(1.3)

Balance at May 31, 2012	1,000	$5,628.8	$(3,069.6)	$122.9	$2,682.1

The accompanying notes are an integral part of the consolidated financial statements.

Biomet, Inc. and Subsidiaries Consolidated Statements of Cash Flows.

(in millions)

	For the Year Ended May 31,
(in millions)	2012	2011 (1)	2010 (1)
Cash flows provided by (used in) operating activities:
Net loss	$(458.8)	$(849.8)	$(47.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	509.4	549.0	547.6
Amortization of deferred financing costs	11.1	11.2	11.3
Stock-based compensation expense	16.0	12.7	22.4
Recovery of doubtful accounts receivable	(5.3)	(6.2)	(7.0)
Realized gain on investments	(2.0)	(4.9)	(4.3)
Loss on impairment of investments	20.1	—	—
Goodwill and intangible assets impairment charge	529.8	941.4	—
Property, plant and equipment impairment charge	0.4	17.0	7.8
Deferred income taxes	(204.3)	(271.3)	(120.1)
Loss on extinguishment of debt	—	1.2	—
Other	(4.5)	(28.0)	2.7
Changes in operating assets and liabilities:
Accounts receivable	(36.6)	14.5	(5.6)
Inventories	13.4	(43.9)	(29.4)
Prepaid expenses	(12.3)	(4.5)	6.2
Accounts payable	28.9	(0.8)	(9.5)
Income taxes	(29.0)	46.0	9.0
Accrued interest	(7.6)	(6.1)	(2.9)
Accrued expenses and other	8.6	2.6	(59.1)

Net cash provided by operating activities	377.3	380.1	321.5
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	42.1	59.3	24.9
Purchases of investments	(0.4)	(78.7)	(13.3)
Net proceeds from sale of property and equipment	14.7	6.8	3.0
Capital expenditures	(179.3)	(174.0)	(186.4)
Acquisitions, net of cash acquired	(21.1)	(18.4)	(10.2)

Net cash used in investing activities	(144.0)	(205.0)	(182.0)
Cash flows provided by (used in) financing activities:
Debt:
Proceeds under European facilities	—	0.3	—
Payments under European facilities	(1.4)	(2.0)	—
Proceeds under revolving credit agreements	—	—	20.4
Payments under revolving credit agreements	—	—	(134.1)
Payments under senior secured credit facilities	(35.4)	(34.8)	(35.8)
Repurchases of senior notes	—	(11.2)	(8.7)
Equity:
Repurchase of LVB Acquisition, Inc. shares	(1.3)	(3.7)	(1.7)

Net cash used in financing activities	(38.1)	(51.4)	(159.9)
Effect of exchange rate changes on cash	(30.6)	15.0	(6.1)

Increase (decrease) in cash and cash equivalents	164.6	138.7	(26.5)
Cash and cash equivalents, beginning of period	327.8	189.1	215.6

Cash and cash equivalents, end of period	$492.4	$327.8	$189.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$477.1	$494.1	$508.6

Income taxes	$95.0	$42.3	$29.3

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the consolidated financial statements.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies and Nature of Operations.

The accompanying consolidated financial statements include the accounts of LVB Acquisition, Inc. (“LVB” or “Parent”) and Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, and together with LVB, the “Company”, “we”, “us”, or “our”). Biomet is a wholly-owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.

Transactions with the Sponsor Group

On December 18, 2006, Biomet, Inc. entered into an Agreement and Plan of Merger with LVB Acquisition, LLC, a Delaware limited liability company, which was subsequently converted to a corporation, LVB Acquisition, Inc., and LVB Acquisition Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of Parent (“Purchaser”), which agreement was amended and restated as of June 7, 2007 and which we refer to as the “Merger Agreement.” Pursuant to the Merger Agreement, on June 13, 2007, Purchaser commenced a cash tender offer (the “Offer”) to purchase all of Biomet, Inc.’s outstanding common shares, without par value (the “Shares”) at a price of $46.00 per Share (the “Offer Price”) without interest and less any required withholding taxes. The Offer was made pursuant to Purchaser’s offer to purchase dated June 13, 2007 and the related letter of transmittal, each of which was filed with the SEC on June 13, 2007. In connection with the Offer, Purchaser entered into a credit agreement dated as of July 11, 2007 for a $6,165.0 million senior secured term loan facility (the “Tender Facility”), maturing on June 6, 2008, and pursuant to which it borrowed approximately $4,181.0 million to finance a portion of the Offer and pay related fees and expenses. The Offer expired at midnight, New York City time, on July 11, 2007, with approximately 82% of the outstanding Shares having been tendered to Purchaser. At Biomet, Inc.’s special meeting of shareholders held on September 5, 2007, more than 91% of Biomet, Inc.’s shareholders voted to approve the proposed merger, and Parent acquired Biomet, Inc. on September 25, 2007 through a reverse subsidiary merger with Biomet, Inc. being the surviving company (the “Merger”). Subsequent to the acquisition, Biomet, Inc. became a subsidiary of Parent, which is controlled by LVB Acquisition Holding, LLC, or “Holding”, an entity controlled by a consortium of private equity funds affiliated with The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., and TPG Global, LLC (each a “Sponsor” and collectively, the “Sponsors”), and certain investors who agreed to co-invest with the Sponsors (the “Co-Investors”). These transactions, including the Merger and the Company’s payment of any fees and expenses related to these transactions, are referred to collectively as the “Transactions.”

General—Biomet, Inc. is the wholly owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. The authorized capital of LVB consists of 750,000,000 shares, par value $0.01 per share, consisting of 740,000,000 shares of common stock and 10,000,000 shares of preferred stock, all of which are presently undesignated to a series. The Company is one of the largest orthopedic medical device companies in the United States and worldwide with operations in over 50 locations throughout the world and distribution in approximately 90 countries. The Company designs, manufactures and markets a comprehensive range of both surgical and non-surgical products used primarily by orthopedic surgeons and other musculoskeletal medical specialists. For over 30 years, the Company has applied advanced engineering and manufacturing technology to the development of highly durable joint replacement systems.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of LVB and its subsidiaries (individually and collectively referred to as “Biomet” or the “Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Products—The Company operates in one reportable business segment, musculoskeletal products, which includes the design, manufacture and marketing of products in five major categories: Large Joint Reconstructive,

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations, Continued.

Sports, Extremities, Trauma (“S.E.T.”), Spine & Bone Healing, Dental and Other Products. The Company has three geographic markets: United States, Europe and International.

Large Joint Reconstructive—Orthopedic reconstructive implants are used to replace joints that have deteriorated as a result of disease (principally osteoarthritis) or injury. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the implantation of one or more manufactured components, and may involve the use of bone cement. The Company’s large orthopedic reconstructive joints are knees and hips. The Company also produces bone cements and cement delivery systems.

S.E.T.—The Company manufactures and distributes a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. The Company’s key reconstructive joint in this product category is the shoulder, but it produces other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body’s natural healing process. Trauma products include internal fixation devices (such as nails, plates, screws, pins and wires designed to stabilize traumatic bone injuries) and external fixation devices (utilized to stabilize fractures when alternative methods of fixation are not suitable).

Spine & Bone Healing—The Company’s spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; implantable and non-invasive electrical stimulation devices for spinal applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone healing products include electrical stimulation devices used for trauma indications, offering implantable and non-invasive options to stimulate bone growth, as well as orthopedic support products (also referred to as bracing products).

Dental—Dental reconstructive devices and associated instrumentation are used for oral rehabilitation through the replacement of teeth and repair of hard and soft tissues. The Company also offers crown and bridge products.

Other—The Company manufactures and distributes a number of other products, including microfixation products, autologous therapies, operating room supplies, casting materials, general surgical instruments, wound care products and other surgical products.

Effect of Foreign Currency—Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of their calendar month end. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are accumulated within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in other (income) expense.

Cash and Cash Equivalents—The Company considers all investments that are highly liquid at the date acquired and have original maturities of three months or less to be cash equivalents.

Investments—The Company invests the majority of its excess cash in money market funds. The Company also holds Greek bonds, time deposits, corporate securities, and common stocks. The Company accounts for its investments in equity securities in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. The Company also accounts for its investments under guidance for fair value measurements, which establishes a framework for measuring fair value, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. Available-for-sale securities are carried at fair value with unrealized

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations, Continued.

gains and losses, net of tax, recorded within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company has no held-to-maturity investments. Trading securities are carried at fair value with the realized gains and losses, recorded within other (income) expense. The cost of investment securities sold is determined by the specific identification method. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in fair value that are other-than-temporary. Investments that have declined in market value that are determined to be other-than-temporary are charged to other (income) expense, by writing that investment down to fair value. Investments are classified as short-term for those expected to mature or be sold within twelve months and the remaining portion is classified in long-term investments.

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2012, the Company had swap liabilities of $76.2 million, which consisted of $36.0 million short-term, and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment. As of May 31, 2011, the Company had swap liabilities of $96.8 million, which consisted of $62.6 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes net loss, currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments. As of May 31, 2012, foreign investments were all permanent in nature.

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

Revenue Recognition—The Company sells product through four principal channels: (1) direct to healthcare institutions, referred to as direct channel accounts, (2) through stocking distributors and healthcare dealers, (3) indirectly through insurance companies and (4) directly to dental practices and dental laboratories. Sales through the direct and distributor/dealer channels account for a majority of net sales. Through these channels, inventory is consigned to sales agents or customers so that products are available when needed for surgical procedures. Revenue is not recognized upon the placement of inventory into consignment as the Company retains

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations, Continued.

title and maintains the inventory on the balance sheet; rather, it is recognized upon implantation and receipt of proper purchase order and/or purchase requisition documentation. Pricing for products is predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

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

Excess and Obsolete Inventory—In the Company’s industry, inventory is routinely placed at hospitals to provide the healthcare provider with the appropriate product when needed. Because product usage tends to follow a bell curve, larger and smaller sizes of inventory are provided, but infrequently used. In addition, the musculoskeletal market is highly competitive, with new products, raw materials and procedures being introduced continually, which may make those products currently on the market obsolete. The Company makes estimates regarding the future use of these products which are used to adjust inventory to the lower of cost or market. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Accounting for Shipping and Handling Revenue, Fees and Costs—The Company classifies amounts billed for shipping and handling as a component of net sales. The related shipping and handling fees and costs are included in cost of sales.

Research and Development—Research and development costs are charged to expense as incurred.

Income Taxes—There are inherent risks that could create uncertainties related to the Company’s income tax estimates. The Company adjusts estimates based on normal operating circumstances and conclusions related to

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations, Continued.

tax audits. While the Company does not believe any audit finding could materially affect its financial position, there could be a material impact on its consolidated results of operations and cash flows of a given period.

The Company’s operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which it does business. The Company must make estimates and judgments in determining the provision for taxes for financial reporting purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The calculation of the Company’s tax liabilities involves accounting for uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax benefits (“UTBs”) based on a two-step process. The Company recognizes the tax benefit from an UTB only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The amount of UTBs is measured as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company believes its estimates for UTBs are appropriate and sufficient for any assessments that may result from examinations of its tax returns. The Company recognizes both accrued interest and penalties, where appropriate, related to UTBs as a component of income tax expense.

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

The Company has not historically provided for U.S. or additional foreign taxes on the excess of the amount of financial reporting over the tax basis of investments in non-U.S. subsidiaries. A company is not required to recognize a deferred tax liability for the outside basis difference of an investment in a non-U.S. subsidiary or a non-U.S. corporate joint venture that is essentially permanent in duration, unless it becomes apparent that such difference will reverse in the foreseeable future. The excess of financial reporting basis over tax basis of investments in non-U.S. subsidiaries is primarily attributable to the financial restatement of the carrying amount of these investments due to the Merger, adjusted for subsequent accumulation of earnings and losses. It is the Company’s practice and intention to continue to permanently reinvest a substantial portion of the reported earnings of its non-U.S. subsidiaries in non-U.S. operations. Currently, there are no plans to divest any of the Company’s investments in non-U.S. subsidiaries. It is not practicable to estimate the amount of deferred tax liability related to excess of financial reporting basis over tax basis in these non-U.S. subsidiaries. The

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 1—Summary of Significant Accounting Policies and Nature of Operations, Continued.

Company’s non-U.S. subsidiaries have not accumulated positive reported earnings subsequent to the Merger. However, to the extent it is determined that any amounts of excess cash will be repatriated, the Company will record a deferred tax liability reflecting the estimated amount of tax that will be payable due to such repatriation. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate repatriation of portions of the earnings currently treated as permanently reinvested, under current tax laws an additional tax provision may be required which could have a material effect on our financial results.

Goodwill and Other Intangible Assets—The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. Effective September 1, 2011, in connection with the Company’s global reorganization, the Company made changes to its reporting unit structure. The reorganization eliminated three reporting units (U.S. Orthopedics, Sports Medicine and Biologics) and established a new reporting unit (U.S. Reconstructive). The Company formerly had eight, and now has six, identified reporting units for the purpose of testing goodwill for impairment. The reporting units are based on the Company’s current administrative organizational structure and the availability of discrete financial information.

The Company tests its goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. The Company tests these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the FASB for goodwill and other intangible assets. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified six in total, to the fair value of these units. The Company generally uses the income approach to determine the fair value of each reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns assets and liabilities, including goodwill, to the reporting units. These would include corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

The Company determines the fair value of intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

If events or circumstances change, a determination is made by management to ascertain whether property and equipment and finite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted net cash flows are less than the carrying

LVB Acquisition, Inc.

Biomet, Inc.

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

Recent Accounting Pronouncements

Comprehensive Income-In June 2011, the FASB issued an update to Topic 220, Comprehensive Income, which will supersede some of the guidance in Topic 220. This update requires companies to present comprehensive income in either one or two consecutive financial statements and eliminates the option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity. Subsequently in December 2011, the FASB issued an additional update to Topic 220 that defers certain disclosure requirements originally included in the June update. In particular, the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income has been deferred. Early adoption is permitted. The Company adopted the provisions of this new guidance in May 2012. The adoption of the new provisions did not have any impact on our financial condition or results of operations.

Goodwill Impairment Testing-In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The changes to Topic 350 will be effective for the Company beginning June 1, 2012 and will be applied prospectively. The changes are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	May 31, 2012	May 31, 2011
Raw materials	$78.3	$85.0
Work-in-process	42.4	44.8
Finished goods	422.5	452.7

Inventories	$543.2	$582.5

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 3—Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life. Depreciation of instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.

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

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	May 31, 2012	May 31, 2011
Land and land improvements	$40.2	$43.5
Buildings and leasehold improvements	89.9	110.9
Machinery and equipment	342.3	328.6
Instruments	633.3	573.0
Construction in progress	29.1	30.8

Total property, plant and equipment	1,134.8	1,086.8
Accumulated depreciation	(541.2)	(448.4)

Total property, plant and equipment, net	$593.6	$638.4

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

Note 4—Investments.

At May 31, 2012, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.4	$—	$(0.2)	$0.2
Time deposit	9.5	—	—	9.5
Greek bonds	6.3	—	—	6.3

Total available-for-sale investments	$16.2	$—	$(0.2)	$16.0

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 4—Investments, Continued.

		Realized
	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$0.4	$—	$—	$0.4

Total trading investments	$0.4	$—	$—	$0.4

At May 31, 2011, the Company’s investment securities were classified as follows:

		Unrealized
(in millions)	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
Equity securities	$0.5	$0.1	$(0.2)	$0.4
Money market funds	9.5	—	—	9.5
Time deposit	33.1	—	—	33.1
Greek bonds	35.6	—	(4.5)	31.1
Other investments	0.3	—	—	0.3

Total available-for-sale investments	$79.0	$0.1	$(4.7)	$74.4

		Realized
	Amortized Cost	Gains	Losses	Fair Value
Trading:
Equity securities	$0.1	$—	$—	$0.1

Total trading investments	$0.1	$—	$—	$0.1

The Company recorded proceeds on the sales/maturities of investments of $42.1 million, $59.3 million and $24.9 million for the years ended May 31, 2012, 2011 and 2010, respectively. The Company recorded realized gains of $2.0 million, $4.9 million and $4.3 million for the years ended May 31, 2012, 2011 and 2010, respectively, which was included in other (income) expense.

The Company received $45.5 million face value zero coupon bonds in December 2010 from the Greek government as payment for an outstanding accounts receivable balance from calendar years 2007-2009 related to certain government sponsored institutions in a non-cash transaction. Upon receipt, the bonds had a fair value of $33.8 million, with maturity dates of one to three years. The bonds are designated as available-for-sale securities. The Company recorded realized losses of $20.1 million on the Greek bonds related to other-than-temporary impairment for the year ended May 31, 2012, which is included in other (income) expense with no other-than-temporary impairment recorded for the year ended May 31, 2011. The one year bonds matured in December 2011 and the Company received the full par value of approximately $8.4 million. On March 9, 2012 the Greek government finalized the private sector involvement in the Greek debt restructuring. All holders of Greek government bonds were required to exchange the existing bonds to new bonds. The new bonds have maturities ranging from 1 to 30 years. At May 31, 2012 the face value of the bonds was $15.7 million.

The Company reviews impairments to investment securities quarterly to determine if the impairment is “temporary” or “other-than-temporary.” The Company reviews several factors to determine whether losses are other-than-temporary, including but not limited to (1) the length of time each security was in an unrealized loss

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 4—Investments, Continued.

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

Investment income on available-for-sale securities (included in other (income) expense) consists of the following:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Interest income	$0.4	$0.6	$0.3
Dividend income	0.2	0.1	0.1
Net realized gains	2.0	2.6	4.3

Total investment income	$2.6	$3.3	$4.7

Note 5—Goodwill and Other Intangible Assets.

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

During the fourth quarter of fiscal year 2012, the Company recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with its spine & bone healing and dental reconstructive reporting units. As of February 29, 2012, the Company concluded that certain indicators were present that suggested impairment may exist for its dental reconstructive reporting unit’s goodwill and intangible assets. The indicators of impairment in the Company’s dental reconstructive reporting unit included evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix. The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 29, 2012. However, the preliminary result of this interim test of impairment for the dental reconstructive reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2012. The Company finalized the impairment test during the fourth quarter of fiscal year 2012. During the annual impairment test, described below, the Company’s spine and bone healing reporting unit failed step one. The indicators were primarily due to growth rate declines as compared to prior assumptions.

During the fourth quarter of fiscal year 2011, the Company recorded a $941.4 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with its Europe reporting unit. As of February 28, 2011, the Company concluded that certain indicators were present that suggested impairment may exist for its Europe reporting unit’s goodwill and intangibles. The indicators of potential impairment in the Company’s Europe reporting unit included:

•	recent reductions in revenue growth rates for the reporting unit’s knee and hip products;

•	recent market pressure resulting in reduced average selling prices of the reporting unit’s products;

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Goodwill and Other Intangible Assets, Continued.

•	evidence of declining industry market growth rates for many countries; and

•	certain European governments actively pursuing healthcare spend restructuring programs.

The impact of these recent items resulted in management initiating an interim preliminary impairment test as of February 28, 2011. However, the preliminary result of this interim test of impairment for the Europe reporting unit’s goodwill and intangibles was inconclusive during the third quarter of fiscal year 2011. The Company finalized the impairment tests during the fourth quarter of fiscal year 2011.

The Company used only the income approach, specifically the discounted cash flow method, to determine the fair value of the dental reconstructive, spine & bone healing and Europe reporting units and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the dental reconstructive, spine & bone healing and Europe reporting units, the Company used assumptions about future revenue contributions and cost structures. In addition, the application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of the weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry the weighted-average return on debt and equity from a market participant perspective.

To calculate the amount of the impairment charge related to the dental reconstructive, spine & bone healing and Europe reporting units, the Company allocated the reporting unit’s fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company’s dental reconstructive, spine & bone healing and Europe reporting unit’s assets and liabilities as if the reporting units had been acquired in a business combination.

The Company determines the fair value of intangible assets using an income based approach to determine the fair value. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

The Company also performed its annual assessment for impairment as of March 31, 2012 for all six reporting units. The Company utilized discount rates ranging from 9.2% to 13.5%. Based on the discount rate used in its most recent test for impairment, if the discount rate increased by 1% the fair value of the consolidated company could be lower by approximately $1.3 billion and a decrease in the discount rate of 1% results in an increase in fair value of $1.8 billion. The step one test also includes assumptions derived from competitor market capitalization and beta values as well as the twenty year Treasury bill rate as of March 31, 2012. The only reporting unit that failed step one and was required to complete a step two analysis was the spine & bone healing reporting unit.

The Company tested goodwill of these two reporting units with a carrying value of $597.1 million and under step two recorded an impairment charge of $291.9 million. The implied fair value of the goodwill of these two reporting units was $305.2 million. The Company tested definite-lived intangibles that failed step 1 with a carrying value of $432.4 million and under step two recorded an impairment charge of $229.8 million as the fair value of these definite-lived intangible assets was $202.6 million. The Company tested indefinite-lived intangibles with a carrying value of $75.1 million and under step two took an impairment charge of $8.1 million

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Goodwill and Other Intangible Assets, Continued.

as the fair value of these indefinite-lived assets was $67.0 million. All of these fair values would be classified as Level 3 in the fair value hierarchy.

The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, royalty rates and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company use in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, future impairment charges may occur and could be material.

The Company has identified a total of four reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include its U.S. Reconstructive reporting unit ($2,971.9 million of goodwill), its International reporting unit ($555.5 million of goodwill), its dental reconstructive reporting unit ($298.6 million of goodwill) and its Europe reporting unit ($223.0 million). The level of excess fair value over carrying value for these higher risk reporting units were each less than 10% for the latest step one impairment test.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The decrease in the net intangible asset balance during fiscal year 2012 is primarily due to the impairment charge, amortization and the weakening of the euro against the U.S. dollar.

The following tables summarize the changes in the carrying amount of goodwill:

(in millions)	May 31, 2012	May 31, 2011	May 31, 2010
Beginning of period	$4,470.1	$4,707.5	$4,780.5
Goodwill acquired	—	—	—
Currency translation	(63.8)	185.4	(73.0)
Impairment charge	(291.9)	(422.8)	—

End of period	$4,114.4	$4,470.1	$4,707.5

(in millions)	May 31, 2012	May 31, 2011	May 31, 2010
Gross carrying amount	$5,324.7	$5,388.5	$5,203.1
Accumulated impairment losses	(1,210.3)	(918.4)	(495.6)

Net carrying amount	$4,114.4	$4,470.1	$4,707.5

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Goodwill and Other Intangible Assets, Continued.

Intangible assets consist of the following at May 31, 2012 and 2011:

(in millions)	May 31, 2012
	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$1,856.1	$(185.7)	$1,670.4	$(457.7)	$74.3	$1,287.0
Completed technology	594.2		594.2	(206.7)	—	387.5
Product trade names	184.5	—	184.5	(52.6)	—	131.9
Customer relationships	2,666.1	(306.8)	2,359.3	(859.3)	191.6	1,691.6
Non-compete contracts	4.6	—	4.6	(3.1)	—	1.5

Sub-total	5,305.5	(492.5)	4,813.0	(1,579.4)	265.9	3,499.5
Corporate trade names	323.5	(11.3)	312.2	—	—	312.2
Currency translation	147.2	—	147.2	(28.5)	—	118.7

Total	$5,776.2	$(503.8)	$5,272.4	$(1,607.9)	$265.9	$3,930.4

(in millions)	May 31, 2011
	Gross Carrying Amount	Impairment Charge	New Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
Core technology	$2,092.6	$(243.1)	$1,849.5	$(416.9)	$53.4	$1,486.0
Completed technology	664.9	(70.7)	594.2	(183.9)	21.8	432.1
Product trade names	183.7	—	183.7	(41.0)	—	142.7
Customer relationships	2,944.6	(300.4)	2,644.2	(778.5)	94.5	1,960.2
Non-compete contracts	4.6	—	4.6	(2.1)	—	2.5

Sub-total	5,890.4	(614.2)	5,276.2	(1,422.4)	169.7	4,023.5
Corporate trade names	397.6	(74.1)	323.5	—	—	323.5
Currency translation	232.4	—	232.4	(45.0)	—	187.4

Total	$6,520.4	$(688.3)	$5,832.1	$(1,467.4)	$169.7	$4,534.4

The weighted average useful life of the intangibles at May 31, 2012 is as follows:

Weighted Average Useful Life
Core technology	17 Years
Completed technology	11 Years
Product trade names	15 Years
Customer relationships	16 Years
Non-compete contracts	3 Years
Corporate trade names	Indefinite life

Expected amortization expense, for the intangible assets stated above, for the years ending May 31, 2013 through 2017 is $305.4 million, $295.1 million, $277.4 million, $268.9 million, and $263.7 million, respectively.

DePuy Trauma Acquisition

On May 24, 2012, DePuy Orthopaedics, Inc. accepted the Company’s binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business, which involves researching,

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Goodwill and Other Intangible Assets, Continued.

developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body, including certain intellectual property assets, and to assume certain liabilities, for approximately $280.0 million in cash. The Company acquired the DePuy worldwide trauma business to strengthen its trauma business and to continue to build a stronger presence in the global trauma market.

On June 15, 2012, the Company announced the initial closing of the transaction, acquiring DePuy’s trauma operations in the U.S., the United Kingdom, Australia, New Zealand and Japan, as well as DePuy’s trauma manufacturing operations in Le Locle, Switzerland. On July 13, 2012, the Company closed in Belgium, France, Germany, Luxembourg, The Netherlands, Portugal, South Africa, Spain (except for 5 hospitals which will be transferred subsequently) and the Switzerland non-manufacturing unit. Subsequent closings for the remaining countries will occur on a staggered basis and, in general, are expected to be completed within six months of the initial closing. DePuy affiliates will serve as the Company’s interim distributors in these countries until these operations are fully transitioned to the Company.

The pro forma information required under Accounting Standards Codification 805 is impracticable to include due to different fiscal year ends. The carve out financial statements are not aligned to Biomet’s May 31, 2012 fiscal year end and the complexity of the sales information makes the information unavailable.

Note 6—Debt.

The senior secured credit facilities and all of the notes are guaranteed by Biomet, Inc., and subject to certain exceptions, each of its existing and future wholly-owned domestic subsidiaries. The asset-based revolving credit facility is guaranteed by the Company and secured, subject to certain exceptions, by a first-priority security interest in substantially all of the Company’s assets and the assets of subsidiary borrowers that consist of all accounts receivable, inventory, cash, deposit accounts, and certain intangible assets. The facilities and notes bear interest at the rates set forth below. Interest is payable in cash. The terms and carrying value of each debt instrument at May 31, 2012 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	May 31, 2012			May 31, 2011
Debt Instruments
Non-U.S. facility	No Maturity Date	Interest Free	EUR		€2.8			€3.9
					$3.5			$5.6
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$2,234.7			$2,258.1
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€835.6			€844.4
					$1,039.6			$1,206.3
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.00%	USD		—			—
Cash flow revolving credit facility	September 25, 2013	LIBOR + 2.00%	USD/EUR	$/		€ —	$/		€ —
Asset-based revolving credit facility	September 25, 2013	LIBOR + 1.25%	USD		—			—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0			$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% / 11 1/8%	USD		$771.0			$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0			$1,015.0
Premium on notes					$3.0			$3.3

Total debt					$5,827.8			$6,020.3

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 6—Debt, Continued.

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of May 31, 2012 was 0.47%. The euro term loan had a 3-month LIBOR rate of 0.72% as of May 31, 2012. The Company’s term loan facilities require payments each year in an amount equal to 1% of the original principal in equal calendar quarterly installments until maturity of the loan on March 25, 2015. Through May 31, 2012, the total amount of required payments under the Company’s term loan facilities was $35.4 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal pay downs. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.2441 and $1.4284, which represents the currency exchange rate from euros to U.S. dollars on May 31, 2012 and May 31, 2011, respectively.

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each calendar quarter. The remaining term loan interest is paid monthly. Interest on the notes is paid semiannually in October and April.

The Company’s revolving borrowing base available under all debt facilities at May 31, 2012 was $713.9 million, which is net of the remaining $22.3 million commitment of the subsidiaries of Lehman Brothers Holding Inc. and borrowing base limitations relating to the asset-based revolving credit facility. During November 2011, ABN AMRO Bank terminated the European revolver facility due to the limited use of the facility.

As of May 31, 2012, $34.5 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement.

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

As of May 31, 2012 and 2011, short-term borrowings consisted of the following:

(in millions)	May 31, 2012	May 31, 2011
Senior secured credit facilities	$34.3	$35.9
Non-U.S. facility	1.3	1.5

Total	$35.6	$37.4

Summarized in the table below are the Company’s long-term obligations as of May 31, 2012:

(in millions)	Total	2013	2014 and 2015	2016 and 2017	2018 and thereafter
Long-term debt (including current maturities)	$5,827.8	$35.6	$3,240.0	$—	$2,552.2

The Company currently is restricted in its ability to pay dividends under various covenants of its debt agreements, including its credit facilities and the indentures governing its notes. The Company does not expect

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 6—Debt, Continued.

for the foreseeable future to pay dividends on its common stock, and did not during fiscal 2012 or fiscal 2011. Any future determination to pay dividends will depend upon, among other factors, its results of operations, financial condition, cash flows, capital requirements, any contractual restrictions and any other considerations the Company’s Board of Directors deems relevant.

Subsequent Events

On August 8, 2012, Biomet, Inc. completed its offering of $1.0 billion aggregate principal amount of new 6.500% senior notes due 2020. The Company expects to use the net proceeds of this offering to fund a tender offer for any and all of its outstanding 103/8% / 11 1/8% Senior Toggle Notes due 2017, including related fees and expenses, and to purchase, redeem, defease or otherwise acquire or retire its outstanding indebtedness.

On August 2, 2012, the Company entered into an amendment and restatement agreement that amended its existing senior secured credit facilities. The amendment (i) extends the maturity of approximately $1,007.2 million of its U.S. dollar-denominated term loans and approximately €631.3 million of its euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinances and replaces the existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinances and replaces the existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

Note 7—Fair Value Measurements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurements are principally applied to (1) financial assets and liabilities such as marketable equity securities and debt securities, (2) investments in equity and other securities, and (3) derivative instruments consisting of interest rate swaps. These items are marked-to-market at each reporting period to fair value. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market investments and marketable equity securities.

•

Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include Greek bonds, time deposits, interest rate swaps, pension plan assets (equity securities, debt securities and other) and foreign currency exchange contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 – Inputs are unobservable for the asset or liability. The Company’s Level 3 assets include other equity investments. See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at May 31, 2012 and May 31, 2011:

	Fair Value at May 31, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$303.1	$303.1	$—	$—
Time deposits	36.3	—	36.3	—
Greek bonds	6.3	—	6.3	—
Pension plan assets	108.7	—	108.7	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.2	—	—	0.2

Total assets	$454.8	$303.1	$151.5	$0.2

Liabilities:
Interest rate swaps	$76.2	$—	$76.2	$—
Foreign currency exchange contracts	0.2	—	0.2	—

Total liabilities	$76.4	$—	$76.4	$—

	Fair Value at May 31, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$0.3	$—	$0.3	$—
Money market funds	132.5	132.5	—	—
Time deposit	47.4	—	47.4	—
Greek bonds	31.1	—	31.1	—
Pension plan assets	104.1	—	104.1	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.5	0.3	—	0.2

Total assets	$316.1	$132.8	$183.1	$0.2

Liabilities:
Interest rate swaps	$96.8	$—	$96.8	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$96.9	$—	$96.9	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of May 31, 2012 and May 31, 2011, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Fair Value Measurements, Continued.

and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) as of May 31, 2012 and May 31, 2011:

(in millions)
Balance at June 1, 2010	$5.7
Total net gains included in earnings	2.6
Total unrealized gains included in other comprehensive income	(2.6)
Total proceeds from sale of Level 3 investments	(5.5)

Balance at May 31, 2011	$0.2

Total net gains included in earnings	—
Total unrealized gains included in other comprehensive income	—
Total proceeds from sale of Level 3 investments	—

Balance at May 31, 2012	$0.2

The estimated fair value of the Company’s long-term debt, including the current portion, at May 31, 2012 was $6,009.1 million, compared to a carrying value of $5,827.8 million. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the year ended May 31, 2012, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairment of the spine & bone healing and dental reporting units. The Company used the income approach to measure the fair value of the reporting units and related intangible assets. See Note 5 for a full description of key assumptions. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value. During the year ended May 31, 2011, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairment of the Europe reporting unit. The Company used the income approach to measure the fair value of the Europe reporting unit and related intangible assets. Please refer to Note 5 for more information. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 8—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of May 31, 2012, the Company’s net investment in European subsidiaries totaled €1,808.9 million ($2,250.4 million) and the outstanding principal balance of the euro term loan was €835.6 million ($1,039.6 million). The difference of €973.3 million ($1,210.8 million) is unhedged as of May 31, 2012. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of May 31, 2012, the Company had a swap liability of $76.2 million, which consisted of $36.0 million short-term, and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment. As of May 31, 2011, the Company had a swap liability of $96.8 million, which consisted of $62.6 million short-term, and $34.8 million long-term, partially offset by a $0.6 million credit valuation adjustment.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions) Structure	Currency	Notional Amount	Effective Date	Termination Date	Fair Value at May 31, 2012 Asset (Liability)	Fair Value at May 31, 2011 Asset (Liability)
4 year	EUR	€75.0	September 25, 2007	September 25, 2011	$—	$(1.7)
4 year	EUR	40.0	March 25, 2008	March 25, 2012	—	(1.4)
5 year	EUR	230.0	September 25, 2007	September 25, 2012	(3.5)	(13.6)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(1.4)	(2.5)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(9.5)	—
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(9.3)	—
4 year	USD	$195.0	September 25, 2007	September 25, 2011	—	(3.1)
4 year	USD	140.0	March 25, 2008	March 25, 2012	—	(3.0)
5 year	USD	585.0	September 25, 2007	September 25, 2012	(8.9)	(37.3)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(4.2)	(9.3)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(9.0)	(13.3)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(10.5)	(12.2)
2 year	USD	190.0	March 25, 2013	March 25, 2015	(1.0)	—
3 year	USD	270.0	December 27, 2013	September 25, 2016	(3.8)	—
5 year	USD	350.0	September 25, 2012	September 25, 2017	(8.0)	—
5 year	USD	350.0	September 25, 2012	September 25, 2017	(7.9)	—
Credit valuation adjustment					0.8	0.6

Total interest rate instruments					$(76.2)	$(96.8)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the years ended May 31, 2012 and 2011:

(in millions) Derivatives in cash flow hedging relationship	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$20.5	$33.1	$18.5
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—	—

As of May 31, 2012, the effective interest rate, including the applicable lending margin, on 57.95% ($1,295.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 6.84%

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 8—Derivative Instruments and Hedging Activities, Continued.

through the use of interest rate swaps. The effective interest rate on 32.31% (€270.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 7.36% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.24% and 3.34%, respectively. As of May 31, 2012 and May 31, 2011, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.80% and 7.96%, respectively.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of May 31, 2012, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.2 million recorded in prepaid expenses and other and liabilities of $0.2 million recorded in other accrued expenses.

Note 9—Retirement and Pension Plans.

The Company has a defined contribution profit sharing plan which covers substantially all of the employees, or team members, within the continental U.S. and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently matches 100% of the team member’s contribution, up to a maximum amount equal to 6% of the team member’s compensation. The amounts expensed under this profit sharing plan for the years ended May 31, 2012, 2011 and 2010 were $11.6 million, $10.9 million and $8.1 million, respectively.

During fiscal year 2012 the Company’s European executive officers in certain countries were eligible to participate in Europe’s defined contribution plan. Each year, in the Company’s sole discretion, the Company may contribute a percentage of employees’ pensionable salaries based on their age at January 1st. The amounts expensed under this profit sharing plan for the years ended May 31, 2012, 2011 and 2010 were $7.2 million, $6.9 million and $5.7 million, respectively.

The Company sponsors various retirement and pension plans, including defined benefit plans, for some of its foreign operations. Many foreign employees are covered by government sponsored programs for which the direct cost to the Company is not significant. Retirement plan benefits are primarily based on the employee’s compensation during the last several years before retirement and the employee’s number of years of service for the Company. Some foreign subsidiaries have plans under which funds are deposited with trustees, annuities are purchased under group contracts or reserves are provided. The Company used May 31, 2012 and 2011 as the measurement date for the foreign pension plans.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans, Continued.

Net periodic benefit costs for the Company’s defined benefit plans include the following components:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Net periodic benefit costs:
Service costs	$0.6	$0.8	$0.6
Interest costs	6.3	6.8	6.9
Expected return on plan assets	(5.6)	(5.1)	(3.9)
Recognized actuarial losses	1.6	1.1	3.3

Net periodic benefit costs:	$2.9	$3.6	$6.9

The following table sets forth information related to the benefit obligation and the fair value of plan assets at May 31, 2012 and 2011 for the Company’s defined benefit retirement plans. The Company maintains no post-retirement medical or other post-retirement plans in the United States.

(in millions)	May 31, 2012	May 31, 2011
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$125.3	$111.6
Service costs	0.6	0.8
Interest costs	6.3	6.8
Actuarial (gains)/losses	10.2	(7.7)
Benefits paid from plan	(5.2)	(2.2)
Effect of exchange rates	(9.1)	16.0

Projected benefit obligation—end of year	$128.1	$125.3

Accumulated benefit obligation	$127.2	$124.2

Change in Plan Assets
Plan assets at fair value—beginning of year	$104.1	$82.1
Actual return on plan assets	10.2	6.2
Company contribution	6.3	6.1
Plan participant contribution	—	—
Benefits paid from plan	(5.0)	(2.1)
Effect of exchange rates	(6.9)	11.8

Plan assets at fair value—end of year	$108.7	$104.1

Unfunded status at end of year	$19.4	$21.2

Amounts recognized in the Company’s consolidated balance sheets consist of the following:

(in millions)	May 31, 2012	May 31, 2011
Deferred income tax asset	$6.3	$(0.9)
Employee related obligations	19.4	21.2
Other comprehensive income (loss)	(3.0)	1.2

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 9—Retirement and Pension Plans, Continued.

Year Ended May 31, 2013
Amounts expected to be recognized in Net Periodic Cost in the coming year for the Company’s defined benefit retirement plans (in millions)
Amortization of net actuarial losses	$1.0

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for periods presented and also the net periodic benefit cost for the following years.

	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Discount rate	4.57%	5.50%	5.46%
Expected long-term rate of return on plan assets	4.51%	5.57%	5.54%
Rate increase in compensation levels	2.58%	2.89%	2.89%

The projected future benefit payments from the Company’s defined benefit retirement plans are $4.9 million for fiscal 2013, $5.1 million for fiscal 2014, $5.8 million for fiscal 2015, $5.6 million for fiscal 2016, $6.1 million for fiscal 2017 and $33.4 million for fiscal 2018 to 2021. The Company expects to pay $2.4 million into the plans during fiscal 2013. In certain countries, the funding of pension plans is not a common practice. Consequently, the Company has several pension plans which are not funded.

The Company’s retirement plan asset allocation at May 31, 2012 was 48% to debt securities, 40% to equity securities, and 12% to other. The Company’s retirement plan asset allocation at May 31, 2011 was 48% to debt securities, 40% to equity securities, and 12% to other.

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

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 10—Accumulated Other Comprehensive Income (Loss), Continued.

Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	May 31, 2012	May 31, 2011
Unrecognized actuarial gain (loss) on pension assets, net of tax	$(3.0)	$1.2
Foreign currency translation adjustments	173.7	235.8
Unrealized gain (loss) on interest rate swaps, net of tax	(47.3)	(60.4)
Unrealized loss on available-for-sale securities, net of tax	(0.5)	(4.8)

Accumulated other comprehensive income	$122.9	$171.8

Note 11—Share-based Compensation and Stock Plans.

The Company expenses all share-based payments to employees and non-employee distributors, including stock options and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Share-based compensation expense recognized for the years ended May 31, 2012, 2011 and 2010 was $16.0 million, $12.7 million and $22.4 million, respectively.

Stock Options

The Company grants stock option awards under the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”). When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. During the year ended May 31, 2012, stock options were granted with an exercise price of $10.00 and a fair value of the underlying stock of $7.88 on the date of the grant and have 10-year terms. The fair value is determined by taking the average value assigned to the Company on a quarterly basis by its Sponsors, three of which have SEC periodic reporting requirements. Vesting of employee stock options are split into two categories: 1) time based options-75% of option grants generally vesting ratably over 5 years and 2) performance based options-25% of stock option grants generally vesting over 5 years, contingent upon the Company achieving certain Adjusted EBITDA targets in each of those years. As of May 31, 2012, there were 3,768,292 shares available for issuance under the 2007 LVB Plan.

In 2008, the Board of Directors of LVB adopted an addendum to the 2007 LVB Plan, which provides for the grant of leveraged equity awards in LVB under the 2007 LVB Plan (the “LVB Leveraged Awards,” and together with the LVB Options, the “LVB Awards”) to certain of the Company’s European employees. LVB Leveraged Awards permit participants to purchase shares of LVB common stock using the proceeds of non-recourse loans from LVB, which shares remain subject to forfeiture and other restrictions prior to the participant’s repayment of the loan. LVB leveraged award shares outstanding were 504,500 shares, 504,500 shares and 769,500 shares as of May 31, 2012, 2011 and 2010, respectively. All changes to the outstanding shares are due to forfeitures.

Upon termination of a participant’s employment, the 2007 LVB Plan provides that any unvested portion of a participant’s LVB Award will be forfeited, and that the vested portion of his or her LVB Award will expire on

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Share-based Compensation and Stock Plans, Continued.

the earliest of (1) the date the participant’s employment is terminated for cause, (2) 30 days following the date the participant resigns without good reason, (3) 90 days after the date the participant’s employment is terminated either by us for any reason other than cause, death or disability or by the participant with good reason, (4) one year after the date the participant’s employment is terminated by reason of death or disability, or (5) the tenth anniversary of the grant date of the LVB Award.

In May 2009, the Board of Directors of LVB authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by the Company’s named executive officers). Outstanding distributor options were not included in the exchange offer. The exchange offer was expected to provide the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which were (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options were modified in the replacement options as follows:

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

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Share-based Compensation and Stock Plans, Continued.

The following table summarizes stock option activity for the years ended May 31, 2012, 2011 and 2010:

	Stock Options	Weighted Average Exercise Price
Outstanding, May 31, 2009	32,989,833	$10.00
Granted	4,296,500	10.00
Forfeitures	(1,999,833)	10.00

Outstanding, May 31, 2010	35,286,500	$10.00
Granted	2,274,000	10.00
Forfeitures	(2,535,875)	10.00

Outstanding, May 31, 2011	35,024,625	$10.00
Granted	2,594,500	10.00
Forfeitures	(2,867,417)	10.00

Outstanding, May 31, 2012	34,751,708	$10.00

The weighted average fair value of options granted during the years ended May 31, 2012, 2011 and 2010, was $1.76, $3.21 and $3.28, respectively. The Company estimates the fair value of each option primarily using the Black-Scholes option pricing model. Expected volatilities for grants are generally based on historical volatility of the Company’s competitors’ stock. The risk-free rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. As of May 31, 2012, there was approximately $7.8 million of unrecognized share-based compensation expense related to nonvested employee stock options granted under the Company’s plan and is expected to be recognized over a weighted average period of 1.6 years.

The fair value estimates are based on the following weighted average assumptions:

	May 31, 2012	May 31, 2011
Risk-free interest rate	0.87%	1.85%
Dividend yield	—	—
Expected volatility	30.55%	31.58%
Expected life in years	6.00	6.00

The following table summarizes information about outstanding stock options, as of May 31, 2012 and 2011, that were (a) vested and (b) exercisable:

	Outstanding Stock Options Already Vested and Expected to Vest		Options that are Exercisable
	2012	2011	2012	2011
Number of outstanding options	34,751,708	35,024,625	21,266,528	19,488,874
Weighted average remaining contractual life	6.1 years	7.1 years	5.7 years	6.8 years
Weighted average exercise price per share	$10.00	$10.00	$10.00	$10.00
Intrinsic value	$—	$—	$—	$—

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Share-based Compensation and Stock Plans, Continued.

Restricted Stock Units

Effective February 10, 2011, the Board of Directors of LVB adopted and approved a Restricted Stock Unit Plan (the “RSU Plan”). The purpose of the RSU Plan is to provide executives and certain key employees with the opportunity to receive stock-based performance incentives to retain qualified individuals and to align their interests with the interests of the stockholders. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the RSU Plan is 4,000,000, subject to adjustment as described in the RSU Plan. Under the terms of the RSU Plan, the Compensation Committee of the Board of Directors may grant participants restricted stock units each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. Once granted, the restricted stock units will be expensed over the required award service period. The restricted stock units vest under certain time-vesting and liquidity event conditions.

The following table summarizes RSU activity for the years ended May 31, 2012 and 2011:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at June 1, 2010	—	$—
Granted	3,835,000	10.00
Vested	—	—
Forfeited	—	—

Oustanding at May 31, 2011	3,835,000	10.00
Granted	30,000	10.00
Vested	—	—
Forfeited	(200,000)	10.00

Oustanding at May 31, 2012	3,665,000	$10.00

The restricted stock units are measured at their grant date fair value. The expense is recognized for the restricted stock units ultimately expected to vest, using the straight line method over the service period, which is estimated at approximately five years from the initial grant date for the grants made in the year ended May 31, 2011. As of May 31, 2012, there was approximately $29.3 million of unrecognized share-based compensation expense related to nonvested restricted stock units granted under the RSU Plan and is expected to be recognized over a weighted average period of 4.0 years.

Subsequent Events

On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and restricted stock units held by such employees for new stock options and restricted stock units. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,532,500 shares of common stock of LVB and eligible restricted stock units underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,532,500 new options and 10,795,000 new restricted stock units in exchange for the cancellation of such tendered options and restricted stock units.

The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of the Company’s equity

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Share-based Compensation and Stock Plans, Continued.

incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

•	Exercise Price—The exercise price for the new stock options was lowered to the current fair value of $7.88 per share.

•

Vesting Periods—All prior options that were vested as of the completion date of the tender offer remain vested. All time-vesting options which were unvested as of the completion date of the tender offer will continue to vest on the same schedule on which they were originally granted. All unvested replacement extended time vesting options and modified performance options will vest on a schedule which is generally two years longer than the original vesting schedule, but in no case will the vesting schedule be extended past 2017.

•

Performance Vesting Threshold—The new modified performance options will vest over the new vesting period if, as of the end of the Company’s most recent fiscal year ending on or prior to such vesting date, Biomet, Inc. has achieved the EBITDA target for such fiscal year determined by the Compensation Committee of the Board of Directors of the Company on or before the ninetieth (90th) day of such fiscal year and consistent with the Company’s business plan.

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units will be granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units will not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new restricted stock units will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards will be paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units will be granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan.

Note 12—Income Taxes

The components of loss before income taxes are as follows:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Domestic	$(796.1)	$(238.2)	$(201.7)
Foreign	205.3	(826.4)	60.0

Total	$(590.8)	$(1,064.6)	$(141.7)

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 12—Income Taxes, Continued.

The income tax benefit is summarized as follows:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
Current:
Federal	$(9.5)	$(13.3)	$3.9
State	3.0	11.1	0.9
Foreign	42.6	53.9	50.2

Subtotal	36.1	51.7	55.0
Deferred:
Federal	(83.6)	(43.1)	(98.7)
State	(0.9)	(51.2)	(15.7)
Foreign	(83.6)	(172.2)	(34.7)

Subtotal	(168.1)	(266.5)	(149.1)

Total income tax benefit	$(132.0)	$(214.8)	$(94.1)

A reconciliation of the statutory federal income tax rate to the Company’s U.S. effective tax rate is as follows:

	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal deduction	(0.5)	(0.6)	(8.4)
Effect of foreign taxes	(1.1)	(2.8)	(19.8)
Tax credits and other carryovers	0.1	(0.1)	(4.3)
Change in liability for uncertain tax positions	(3.7)	1.7	9.6
Adjustment of prior estimates, net of valuation allowance	(4.1)	5.2	(5.6)
Goodwill impairment	17.3	13.9	—
Change in tax laws and rates	(2.6)	(4.4)	(7.1)
Nondeductible / nontaxable items	(3.0)	2.6	7.0
Tax on foreign earnings, net of foreign tax credits	8.9	0.5	(0.4)
Other	1.4	(1.2)	(2.4)

Effective tax rate	(22.3)%	(20.2)%	(66.4)%

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 12—Income Taxes, Continued.

The components of the net deferred income tax assets and liabilities at May 31, 2012 and 2011 are as follows:

(in millions)	2012	2011
Deferred income tax assets:
Accounts receivable	$22.5	$19.1
Inventories	62.8	47.5
Accrued expenses	48.9	50.1
Tax benefit of net operating losses, tax credits and other carryforwards	74.9	41.5
Future benefit of uncertain tax positions	12.1	20.3
Stock-based compensation	39.1	33.3
Swap liability	29.0	36.9
Other	0.7	33.5

Deferred income tax assets	$290.0	$282.2
Less: Valuation allowance	(45.7)	(38.1)

Total deferred income tax assets	$244.3	$244.1
Deferred income tax liabilities:
Property, plant, equipment and Intangibles	(1,390.4)	(1,642.0)
Unremitted foreign earnings	(36.6)	—
Other	(22.6)	(18.2)

Total deferred income tax liabilities	(1,449.6)	(1,660.2)

Total net deferred income tax liabilities	$(1,205.3)	$(1,416.1)

The Company’s deferred tax assets include federal, state, and foreign net operating loss carryforwards of $5.9 million, $57.1 million ($37.1 million, net of federal benefit) and $4.8 million, respectively. Federal net operating loss carryforwards available are $16.7 million, which begin to expire in 2029. The Company believes it is more likely than not that it will be able to utilize the federal net operating loss carryforwards. The state and foreign net operating loss carryforwards are from various jurisdictions with various carryforward periods.

Deferred tax assets related to tax credits and other carryforwards total $27.1 million as of May 31, 2012. This includes a deferred tax asset for foreign tax credit carryforwards in the amount of $21.3 million, which begin to expire in 2018. The Company believes it is more likely than not that it will be able to utilize the foreign tax credit carryforwards.

As of May 31, 2012, the Company has a $45.7 million valuation allowance against deferred tax assets. This valuation allowance consists of $5.6 million relating to net deferred tax assets for unrealized losses on investments and $40.1 million for net deferred tax assets related to state and foreign net operating losses that management believes, more likely than not, will not be realized.

A deferred tax liability is required to be established for the U.S. tax impact of undistributed earnings of non-U.S. subsidiaries unless management asserts that these earnings will be indefinitely reinvested outside the U.S. or will be remitted in a tax-free liquidation. During the fiscal year ended May 31, 2012, the Company accumulated additional cash of $136.7 million at its non-U.S. subsidiaries for which it has no specific plans for permanent reinvestment. This cash is expected to be repatriated to the United States in the form of a taxable

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 12—Income Taxes, Continued.

distribution. Accordingly, the Company established a deferred tax liability of $36.6 million at May 31, 2012. As of May 31, 2012 and May 31, 2011, all other undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested. It is not practicable to estimate the amount of deferred tax liability related to these permanently reinvested earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	May 31, 2012	May 31, 2011	May 31, 2010
Unrecognized tax benefits, beginning of period	$90.9	$73.8	$63.1
Addition based on tax positions related to the current year	10.9	20.0	13.8
Addition (Reduction) for tax positions of prior periods	(14.8)	5.2	(2.7)
Reduction related to settlements with tax authorities	(0.1)	—	(0.2)
Reduction related to lapse of statute of limitations	(23.9)	(8.1)	(0.2)

Unrecognized tax benefits, end of period	$63.0	$90.9	$73.8

Included in the amount of unrecognized tax benefits at May 31, 2012 and 2011 are $61.5 million and $82.9 million, respectively, of tax benefits that would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to unrecognized tax benefits noted above, the Company accrued interest of $(1.7) million and $3.1 million during the years ended May 31, 2012 and 2011, respectively. The interest benefit for the year ended May 31, 2012 is primarily due to the reduction in accrued interest from the decrease in unrecognized tax benefits due to the lapse of statute of limitations. As of May 31, 2012 and 2011, the Company has recognized a liability for interest of $10.6 million and $12.3 million, respectively. The Company accrued and recognized an immaterial amount of penalties for the years disclosed.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2002, as well as May 31, 2005 through May 31, 2008.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of May 31, 2012, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

LVB Acquisition, Inc.

Biomet, Inc.

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

Note 13—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive; sports, extremities and trauma (“S.E.T.”); spine & bone healing; dental and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific region.

Net sales by product category for the years ended May 31, 2012, 2011 and 2010 were as follows:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011(1)	Year Ended May 31, 2010(1)
Net sales by product:
Large Joint Reconstructive	$1,698.8	$1,630.6	$1,615.7
Sports, Extremities, Trauma (S.E.T.)	354.4	312.3	283.7
Spine & Bone Healing	314.0	327.4	345.3
Dental	267.7	269.5	265.2
Other	203.2	192.4	188.1

Total	$2,838.1	$2,732.2	$2,698.0

(1)	New product categories were adopted in order to more closely represent the way the Company reports sales and markets products. Certain amounts have been reclassified to conform to the current presentation.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 13—Segment Reporting, Continued.

Net sales by geography for the years ended May 31, 2012, 2011 and 2010 were as follows:

(in millions)	Year Ended May 31, 2012	Year Ended May 31, 2011	Year Ended May 31, 2010(1)
Net sales by geography:
United States	$1,713.3	$1,659.2	$1,644.1
Europe	702.7	697.8	724.5
International(2)	422.1	375.2	329.4

Total	$2,838.1	$2,732.2	$2,698.0

(1)	Certain amounts have been adjusted to conform to the current presentation. Specifically, International net sales increased, and Europe net sales decreased, $4.3 million for the year ended May 31, 2010. The current presentation aligns with how the Company presently manages and markets its products.

(2)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of May 31, 2012 and 2011 were as follows:

(in millions)	May 31, 2012	May 31, 2011
Long-term assets (1) by geography:
United States	$6,817.5	$7,199.7
Europe	722.7	1,233.7
International	1,098.2	1,209.5

Total	$8,638.4	$9,642.9

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 14—Guarantor and Non-guarantor Financial Statements.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described in Note 6.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 14—Guarantor and Non-guarantor Financial Statements, Continued.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$190.1	$302.3	$—	$492.4
Accounts receivable, net	—	227.6	264.0	—	491.6
Investments	—	—	2.5	—	2.5
Income tax receivable	—	2.1	2.9	—	5.0
Inventories, net	—	288.7	254.5	—	543.2
Deferred income taxes	—	42.3	10.2	—	52.5
Prepaid expenses and other	—	48.8	75.3	—	124.1

Total current assets	—	799.6	911.7	—	1,711.3
Property, plant and equipment, net	—	320.1	273.5	—	593.6
Investments	—	10.1	3.8		13.9
Investment in subsidiaries	8,562.9	—	—	(8,562.9)	—
Intangible assets, net	—	3,239.3	691.1	—	3,930.4
Goodwill	—	3,271.4	843.0	—	4,114.4
Other assets	—	45.6	11.2	—	56.8

Total assets	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.3	$—	$1.3	$—	$35.6
Accounts payable	—	71.5	44.7	—	116.2
Accrued interest	56.5	—	—	—	56.5
Accrued wages and commissions	—	69.5	52.5	—	122.0
Other accrued expenses	—	106.1	74.1	—	180.2

Total current liabilities	90.8	247.1	172.6	—	510.5
Long-term debt	5,790.0	—	2.2	—	5,792.2
Deferred income taxes	—	1,065.7	192.1	—	1,257.8
Other long-term liabilities	—	131.6	46.2	—	177.8

Total liabilities	5,880.8	1,444.4	413.1	—	7,738.3
Shareholder’s equity	2,682.1	6,241.7	2,321.2	(8,562.9)	2,682.1

Total liabilities and shareholder’s equity	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 14—Guarantor and Non-guarantor Financial Statements, Continued.

	May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$176.4	$151.4	$—	$327.8
Accounts receivable, net	—	221.6	258.5	—	480.1
Investments	—	33.4	8.0	—	41.4
Income tax receivable	—	4.1	1.3	—	5.4
Inventories, net	—	292.1	290.4	—	582.5
Deferred income taxes	—	60.3	11.2	—	71.5
Prepaid expenses and other	—	57.1	52.6	—	109.7

Total current assets	—	845.0	773.4	—	1,618.4
Property, plant and equipment, net	—	332.2	306.2	—	638.4
Investments	—	10.0	23.1	—	33.1
Investment in subsidiaries	9,253.9	—	—	(9,253.9)	—
Intangible assets, net	—	3,416.6	1,117.8	—	4,534.4
Goodwill	—	3,460.8	1,009.3	—	4,470.1
Other assets	—	56.3	6.3	—	62.6

Total assets	$9,253.9	$8,120.9	$3,236.1	$(9,253.9)	$11,357.0

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.9	$—	$1.5	$—	$37.4
Accounts payable	—	48.1	43.0	—	91.1
Accrued interest	64.1	—	—	—	64.1
Accrued wages and commissions	—	56.7	48.3	—	105.0
Other accrued expenses	—	153.5	88.3	—	241.8

Total current liabilities	100.0	258.3	181.1	—	539.4
Long-term debt	5,978.8	—	4.1	—	5,982.9
Deferred income taxes	—	1,126.1	361.5	—	1,487.6
Other long-term liabilities	—	130.8	41.2	—	172.0

Total liabilities	6,078.8	1,515.2	587.9	—	8,181.9
Shareholder’s equity	3,175.1	6,605.7	2,648.2	(9,253.9)	3,175.1

Total liabilities and shareholder’s equity	$9,253.9	$8,120.9	$3,236.1	$(9,253.9)	$11,357.0

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 14—Guarantor and Non-guarantor Financial Statements, Continued.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,769.8	$1,068.3	$—	$2,838.1
Cost of sales	—	491.9	402.5	—	894.4

Gross profit	—	1,277.9	665.8	—	1,943.7
Goodwill and intangible asset impairment charge	—	264.3	265.5	—	529.8
Operating expenses	—	1,023.7	483.6	—	1,507.3

Operating income (loss)	—	(10.1)	(83.3)	—	(93.4)
Other (income) expense, net	477.1	3.1	17.2	—	497.4

Income (loss) before income taxes	(477.1)	(13.2)	(100.5)	—	(590.8)
Tax expense (benefit)	(181.3)	86.8	(37.5)	—	(132.0)
Equity in earnings of subsidiaries	(163.0)	—	—	163.0	—

Net income (loss)	$(458.8)	$(100.0)	$(63.0)	$163.0	$(458.8)

Other comprehensive income (loss)	$13.1	$—	$(62.0)	$—	$(48.9)
Total comprehensive income (loss)	$(445.7)	$(100.0)	$(125.0)	$163.0	$(507.7)

	Year Ended May 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,716.5	$1,015.7	$—	$2,732.2
Cost of sales	—	399.7	439.0	—	838.7

Gross profit	—	1,316.8	576.7	—	1,893.5
Goodwill and intangible asset impairment charge	—	—	941.4	—	941.4
Operating expenses	—	1,002.3	526.7	—	1,529.0

Operating income (loss)	—	314.5	(891.4)	—	(576.9)
Other (income) expense, net	493.9	(9.8)	3.6	—	487.7

Income (loss) before income taxes	(493.9)	324.3	(895.0)	—	(1,064.6)
Tax expense (benefit)	(187.2)	101.0	(128.6)	—	(214.8)
Equity in earnings of subsidiaries	(543.1)	—	—	543.1	—

Net income (loss)	$(849.8)	$223.3	$(766.4)	$543.1	$(849.8)

Other comprehensive income (loss)	$19.5	$(4.0)	$266.9	$—	$282.4
Total comprehensive income (loss)	$(830.3)	$219.3	$(499.5)	$543.1	$(567.4)

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 14—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2010
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,710.4	$987.6	$—	$2,698.0
Cost of sales	—	405.2	414.7	—	819.9

Gross profit	—	1,305.2	572.9	—	1,878.1
Operating expenses	—	996.4	525.1	—	1,521.5

Operating income (loss)	—	308.8	47.8	—	356.6
Other (income) expense, net	514.1	(4.0)	(11.8)	—	498.3

Income (loss) before income taxes	(514.1)	312.8	59.6	—	(141.7)
Tax expense (benefit)	(200.5)	98.5	7.9	—	(94.1)
Equity in earnings of subsidiaries	266.0	—	—	(266.0)	—

Net income (loss)	$(47.6)	$214.3	$51.7	$(266.0)	$(47.6)

Other comprehensive income (loss)	$11.3	$1.8	$(93.0)	$—	$(79.9)
Total comprehensive income (loss)	$(36.3)	$216.1	$(41.3)	$(266.0)	$(127.5)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(455.6)	$384.9	$285.0	$163.0	$377.3
Proceeds from sales/maturities of investments	—	42.1	—	—	42.1
Capital expenditures	—	(89.9)	(89.4)	—	(179.3)
Other	492.3	(323.2)	(12.9)	(163.0)	(6.8)
Cash flows provided by (used in) investing activities	492.3	(371.0)	(102.3)	(163.0)	(144.0)
Payments under senior secured credit facilities	(35.4)	—	—	—	(35.4)
Other	(1.3)	—	(1.4)	—	(2.7)
Cash flows used in financing activities	(36.7)	—	(1.4)	—	(38.1)
Effect of exchange rate changes on cash	—	—	(30.6)	—	(30.6)

Increase in cash and cash equivalents	—	13.9	150.7	—	164.6
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$190.3	$302.1	$—	$492.4

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 14—Guarantor and Non-guarantor Financial Statements, Continued.

	Year Ended May 31, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(844.6)	$432.7	$244.9	$543.1	$380.1
Proceeds from sales/maturities of investments	—	59.3	—	—	59.3
Purchases of investments	—	(78.7)	—	—	(78.7)
Capital expenditures	—	(81.4)	(92.6)	—	(174.0)
Other	894.3	(263.0)	(99.8)	(543.1)	(11.6)
Cash flows provided by (used in) investing activities	894.3	(363.8)	(192.4)	(543.1)	(205.0)
Payments under senior secured credit facilities	(34.8)	—	—	—	(34.8)
Other	(14.9)	—	(1.7)	—	(16.6)
Cash flows used in financing activities	(49.7)	—	(1.7)	—	(51.4)
Effect of exchange rate changes on cash	—	—	15.0	—	15.0

Increase in cash and cash equivalents	—	72.9	65.8	—	138.7
Cash and cash equivalents, beginning of period	—	103.5	85.6	—	189.1

Cash and cash equivalents, end of period	$—	$176.4	$151.4	$—	$327.8

	Year Ended May 31, 2010
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(40.0)	$457.2	$170.3	$(266.0)	$321.5
Capital expenditures	—	(94.7)	(91.7)	—	(186.4)
Other	151.4	(437.9)	24.9	266.0	4.4
Cash flows provided by (used in) investing activities	151.4	(532.6)	(66.8)	266.0	(182.0)
Payments under revolving credit agreements	(65.2)	—	(68.9)	—	(134.1)
Payments under senior secured credit facilities	(35.8)	—	—	—	(35.8)
Other	(10.4)	—	20.4	—	10.0
Cash flows used in financing activities	(111.4)	—	(48.5)	—	(159.9)
Effect of exchange rate changes on cash	—	—	(6.1)	—	(6.1)

Increase (decrease) in cash and cash equivalents	—	(75.4)	48.9	—	(26.5)
Cash and cash equivalents, beginning of period	—	178.9	36.7	—	215.6

Cash and cash equivalents, end of period	$—	$103.5	$85.6	$—	$189.1

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 15—Restructuring

The Company recorded $17.9 million, $10.0 million and $6.2 million in employee severance costs during the years ended May 31, 2012, 2011 and 2010, respectively. The expense during fiscal 2012 resulted primarily from the global reconstructive products reorganization program and the planned closure of the Swindon, United Kingdom manufacturing facility. The expense during fiscal 2011 resulted primarily from the transition of our trauma hardware business from our Parsippany, New Jersey operations to our Warsaw, Indiana-based U.S. Orthopedics division. The expense during fiscal 2010 resulted primarily from the global cost savings program to better manage the Company’s cost base in response to the slowdown in consumer spending which was negatively affecting sales and operating margins that was initiated in fiscal 2009. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2009	$5.6
Costs incurred and charged to expense	6.2
Costs paid or otherwise settled	(8.6)
Non-cash adjustments (1)	(0.4)

Balance at May 31, 2010	2.8
Costs incurred and charged to expense	10.0
Costs paid or otherwise settled	(7.0)
Non-cash adjustments (1)	0.1

Balance at May 31, 2011	5.9
Costs incurred and charged to expense	17.9
Costs paid or otherwise settled	(14.2)
Non-cash adjustments (1)	(1.7)

Balance at May 31, 2012	$7.9

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at May 31, 2012 and May 31, 2011 of $25.5 million and $30.6 million, respectively, primarily relate to product liability claims, the Massachusetts U.S. Department of Justice EBI products investigation and the Foreign Corrupt Practices Act (“FCPA”) investigation discussed below for which the Company is subject to self-insured limits and has estimated a probable settlement amount, and in the case of the FCPA investigation has settled as described below.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 16—Contingencies, Continued.

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

In April 2009, Biomet received an administrative subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting various documents relating primarily to the Medicare reimbursement of and certain business practices related to the Company’s EBI subsidiary’s non-invasive bone growth stimulators. It is the Company’s understanding that competitors in the non-invasive bone growth stimulation market received similar subpoenas. The Company received subsequent subpoenas in connection with the investigation in September 2009, June 2010, February 2011 and March 2012 along with several informal requests for information. Biomet has produced responsive documents and is fully cooperating in the investigation.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 16—Contingencies, Continued.

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

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor will be appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company has also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ, which was paid in the fourth fiscal quarter of 2012. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.

The Company has contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet has agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million, which was paid in the fiscal fourth quarter of 2012.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 16—Contingencies, Continued.

Other Matters

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its new lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. The Company is vigorously defending this matter and intends to continue to do so.

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

Note 17—Related Parties.

Management Services Agreement

Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $10.3 million, $10.1 million and $10.1 million for the years ended May 31, 2012, 2011 and 2010, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 17—Related Parties, Continued.

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

Registration Rights Agreements

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

On October 16, 2007, Goldman, Sachs & Co. and the other initial purchasers of the existing senior notes entered into a registration rights agreement with Biomet. Pursuant to this agreement, Biomet is obligated, for the sole benefit of Goldman, Sachs & Co. in connection with its market-making activities with respect to the existing senior notes, to file a registration statement under the Securities Act in a form approved by Goldman, Sachs & Co. and to keep such registration statement continually effective for so long as Goldman, Sachs & Co. may be required to deliver a prospectus in connection with transactions in the existing senior notes and to supplement or make amendments to such registration statement as when required by the rules and regulations applicable to such registration statement. On August 8, 2012, Goldman, Sachs & Co. and the other initial purchasers of the new senior notes entered into a registration rights agreement with Biomet providing for similar registration rights with respect to the new senior notes.

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 17—Related Parties, Continued.

Management Stockholders’ Agreements

On September 13, 2007 and November 6, 2007, Holding, LVB and the Sponsor Funds entered into stockholders agreements with certain of the Company’s senior executives and other management stockholders. Pursuant to the terms of the LVB Acquisition, Inc. Management Equity Incentive Plan, LVB Acquisition, Inc. Restricted Stock Unit Plan and LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan, participants who exercise their vested options or settle their vested RSUs are required to become parties to the agreement dated November 6, 2007. The stockholder agreements contain agreements among the parties with respect to restrictions on the transfer and issuance of shares, including preemptive, drag-along, tag-along, and call/put rights.

Consulting Agreements

On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.4 million, $0.25 million and $0.4 million for the years ended May 31, 2012, 2011 and 2010, respectively.

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

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 17—Related Parties, Continued.

Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of May 31, 2012, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.

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

There were payments of $0.1 million and $0.1 million made during the years ended May 31, 2012 and 2011, respectively, and no payments made during the fiscal year ended May 31, 2010.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG were $0.5 million, $0.2 million and $0.2 million for the years ended May 31, 2012, 2011 and 2010, respectively.

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

LVB Acquisition, Inc.

Biomet, Inc.

Notes to Consolidated Financial Statements (continued)

Note 17—Related Parties, Continued.

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

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $1.9 million and $0.7 million during the years ended May 31, 2012 and 2011, respectively, with no payments during the fiscal year ended May 31, 2010.

Capital Contributions and Share Repurchases

At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $1.3 million, $3.7 million and $1.7 million for the years ended May 31, 2012, 2011 and 2010, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the years ended May 31, 2012, 2011 and 2010.

Note 18—Subsequent Events

Biomet 3i Dental Business

On June 4, 2012, the Company announced its decision to pursue strategic exploratory work to separate the Biomet 3i dental business in a tax-free spin-off. Any such transaction would be subject to customary conditions, including receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service to ensure the tax-free status of the spin-off, execution of intercompany agreements, further due diligence as appropriate, and final approval by the board of directors. There can be no assurance that the evaluation of a potential separation of the Company’s Biomet 3i dental business will result in a separation.

Financial Statement Schedules

LVB Acquisition, Inc. and Biomet, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts

For the years ended May 31, 2012, 2011 and 2010:

		Additions
(in millions) Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful receivables:
For the year ended
May 31, 2012	$38.2	$15.7		$(16.2	)(B)	$(1.2	)(A)	$36.5

For the year ended
May 31, 2011	$40.6	$13.8		$(12.3	)(B)	$(3.9	)(A)	$38.2

For the year ended
May 31, 2010	$48.9	$22.8	(C)	$(11.3	)(B) (C)	$(19.8	)(A)	$40.6

Notes:

(A)	Uncollectible accounts written off.

(B)	Primarily effect of foreign currency translation.

(C)	For the year ended May 31, 2010, $38.9 million of net accounts receivables related to Greece were reclassified to long-term assets due to the proposal of the Greek government to settle certain debts with the issuance of zero-coupon bonds not expected to be settled in the next twelve months. These net accounts receivables included $8.4 million of Greece allowance for doubtful receivables, which is included above in the effect of foreign currency translation amount, and also included above in the deductions amount.

Quarterly Results (Unaudited)

Fiscal 2012

•

Net loss for the fourth quarter of fiscal 2012 was impacted by a goodwill and intangible asset impairment charge of $529.8 million primarily related to evidence of declining industry market growth rates in certain European and Asia Pacific markets and unfavorable margin trends resulting from change in product mix in our dental reconstructive reporting unit and declining growth rates as compared to the original merger assumptions for our spine & bone healing reporting unit.

	Quarter ended
(in millions)	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012	Fiscal year ended May 31, 2012
Fiscal 2012
Net sales	$664.6	$725.1	$708.9	$739.5	$2,838.1
Gross profit	449.3	490.2	489.2	515.0	1,943.7
Net loss	(39.2)	(14.0)	(16.5)	(389.1)	(458.8)

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

(a) Evaluation of Disclosure Controls and Procedures. Each of LVB Acquisition, Inc. and Biomet, Inc. maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) that are designed to provide reasonable assurance that information required to be disclosed by LVB Acquisition, Inc. and Biomet, Inc., including LVB Acquisition, Inc. and Biomet, Inc.’s consolidated entities, in the reports that LVB Acquisition, Inc. and Biomet, Inc. files or submits under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, LVB Acquisition, Inc. and Biomet, Inc. each completed an evaluation under the supervision and with the participation of senior management, including LVB Acquisition, Inc. and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective disclosure controls and procedures as of May 31, 2012. Based on this evaluation, LVB Acquisition, Inc.’s and Biomet, Inc.’s Principal Executive Officer and its Principal Financial Officer concluded that LVB Acquisition, Inc.’s and Biomet, Inc.’s disclosure controls and procedures were effective as of May 31, 2012.

(b) Management’s Report on Internal Control over Financial Reporting. Management of each of LVB Acquisition, Inc. and Biomet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of LVB Acquisition, Inc. and Biomet, Inc., respectively; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of LVB Acquisition, Inc. and Biomet, Inc., respectively are being made only in accordance with authorizations of management and directors of LVB Acquisition, Inc. and Biomet, Inc. as the case may be; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of LVB Acquisition, Inc.’s and Biomet, Inc.’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Each of LVB Acquisition, Inc.’s and Biomet, Inc.’s management conducted an assessment of the effectiveness of LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria established in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). LVB Acquisition, Inc.’s and Biomet, Inc.’s management concluded that each of LVB Acquisition, Inc. and Biomet, Inc. did maintain effective internal control over financial reporting as of May 31, 2012, based on the criteria established in the COSO Report.

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

(c) Changes in Internal Control. There were no changes in either LVB Acquisition, Inc. or Biomet, Inc.’s internal control over financial reporting in the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, LVB Acquisition, Inc.’s and Biomet, Inc.’s respective internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following information sets forth, with respect to each individual, the name, age as of July 31, 2012, business address and current principal occupation or employment, and business experience for the past five years of Biomet’s Board of Directors.

Jeffrey R. Binder, age 49	Director since 2007

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

Jonathan J. Coslet, age 47	Director since 2007

Mr. Coslet has been a Partner of TPG since 1993 and is currently a senior partner and member of the firm’s Executive, Management and Investment Committees. Mr. Coslet serves on the board of directors of IASIS Healthcare Corp., The Neiman Marcus Group, Inc., PETCO Animal Supplies, Inc. and Quintiles Transnational Corp.

Michael Dal Bello, age 41	Director since 2007

Mr. Dal Bello is a Managing Director in the Private Equity Group of The Blackstone Group and has been with Blackstone since 2002. Mr. Dal Bello serves on the board of directors of Alliant, Apria Healthcare Group, Catalent Pharma Solutions, Inc., Emdoen, Team Health Finance LLC and Vanguard Health Systems, Inc.

Adrian Jones, age 48	Director since 2007

Mr. Jones has been a Managing Director of Goldman, Sachs & Co. since 2002 and has worked at Goldman, Sachs & Co. since 1994. Mr. Jones serves on the board of directors of Dollar General Corporation, Education Management Corporation, HealthMarkets, Inc. and Michael Foods, Inc.

Max C. Lin, age 31	Director since 2011

Mr. Lin is a Principal in the health care industry team at Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR”). Mr. Lin joined KKR in 2005 and has been involved with the firm’s investments in HCA Holdings, Inc. and The Nielsen Company. Prior to working at KKR, he was with Morgan Stanley in its Financial Sponsors Group.

David McVeigh, age 45	Director since 2007

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

Michael Michelson, age 61	Director since 2007

Mr. Michelson has been a member of KKR Management LLC, the general partner of KKR & Co. L.P. since October 1, 2009. Previously, he was a member of the limited liability company, which served as the general partner of Kohlberg Kravis Roberts & Co. L.P. He has been employed by KKR since 1981. Mr. Michelson serves on the board of directors of HCA Holdings, Inc.

Dane A. Miller, Ph.D., age 66	Director since 2007

Dr. Miller is one of our four founders and served as our President, Chief Executive Officer and a director from 1977 until 2006. Dr. Miller serves on the board of directors of ForeTravel, Inc., the Indiana Economic Development Corporation, the University of Chicago Health Systems and the World Craniofacial Foundation.

Andrew Y. Rhee, age 35	Director since 2009

Mr. Rhee is a Vice President in the Merchant Banking Division of Goldman, Sachs & Co., and has been with Goldman since 1998. Mr. Rhee serves on the board of directors of AssuraMed, Inc. and Drayer Physical Therapy Institute, LLC.

Todd Sisitsky, age 40	Director since 2007

Mr. Sisitsky has been a Partner of TPG since 2007. From 2003 until 2007, he was an Investor at TPG. From 2001 until 2003, he was an Investor/Associate at Forstmann Little & Co. Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates, IMS Health, Immucor, Healthscope and Aptalis Pharma.

LVB’s Board of Directors consists of ten directors. Pursuant to the amended and restated limited liability company agreement of Holding, each of Biomet’s Sponsors has the right to nominate, and have nominated, two directors to serve on the Board of Directors. Following Purchaser’s purchase of the Biomet’s shares tendered in the Offer, the Sponsors jointly appointed Dr. Miller and Jeffrey R. Binder to the Board of Directors in addition to the two directors appointed by each of the Sponsors. Biomet’s Board of Directors presently considers none of our directors to be independent (as independence is defined by Rule 4200(a)(15) of the NASDAQ Stock Market LLC marketplace rules). As discussed in “Executive Compensation” below, following the Transactions Biomet’s common stock was no longer listed on the NASDAQ National Market. For more information regarding the rights of the Sponsors to nominate directors and other related arrangements, see “Certain Relationships and Related Party Transactions—Amended and Restated Limited Liability Company Operating Agreement of LVB Acquisition Holding, LLC.” Because of these requirements, together with Parent’s 100% ownership of our common stock, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

Each of Messrs. Coslet, Dal Bello, Jones, Lin, McVeigh, Michelson, Rhee and Sisitsky is a partner, member or employee of an entity affiliated with one of the investment funds that indirectly own the majority of the equity interests in LVB Acquisition Holding, LLC and generally is entitled to be indemnified by such entity for his service on LVB’s Board pursuant to such entities’ governing documents or other arrangements, in each case in accordance with such entities’ policies.

None of the directors (other than Mr. Binder) currently holds any position with LVB or Biomet. Except as described below, none of the directors or any of their affiliates (1) has a familial relationship with any directors or executive officers of LVB or Biomet or (2) has been involved in any transactions with LVB or Biomet or any of its directors, officers or affiliates which are required to be disclosed pursuant to the rules and regulations of the SEC, except as may be disclosed herein.

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

Audit Committee Financial Expert

Our Audit Committee is composed of Max C. Lin, David McVeigh, Dane A. Miller, Ph.D., Andrew Rhee and Todd Sisitsky. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our Board has not designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the NASDAQ National Market, the national securities exchange upon which our common stock was listed prior to the Merger, we do not believe that any of Messrs. Lin, McVeigh, Rhee or Sisitsky would be considered independent because of their relationships with certain affiliates of the Sponsors which hold significant interests in Holding, which owns 97% of our outstanding common stock, and, in the case of Dr. Miller, other relationships with us. See Item 13, “Certain Relationships and Related Transactions.”

Executive Officers

The following table sets forth the name, age and position of our executive officers as of July 31, 2012.

Name	Age	Position
Jeffrey R. Binder	49	President and Chief Executive Officer
Daniel P. Florin	48	Senior Vice President and Chief Financial Officer
Adam Johnson	35	Senior Vice President; President of EBI, LLC
Jon C. Serbousek	51	Senior Vice President; Group President of Biomet Orthopaedics
Maggie Anderson	47	Senior Vice President; President of Biomet 3i
Renaat Vermeulen	55	Senior Vice President; President of Biomet Europe, Middle East and Africa
Bradley J. Tandy	53	Senior Vice President; General Counsel and Secretary
Daniel P. Hann	57	Senior Vice President; Business Development
Margaret M. Taylor	56	Senior Vice President; Human Resources
Robert E. Durgin	53	Senior Vice President; Quality, Regulatory and Clinical Affairs
Robin T. Barney	51	Senior Vice President; World Wide Operations
Sujata Dayal	49	Corporate Vice President and Chief Compliance Officer

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

Daniel P. Florin has been Senior Vice President and Chief Financial Officer since June 2007 and is currently serving as the Company’s principal accounting officer. Prior thereto, Mr. Florin served as Vice President and Corporate Controller for Boston Scientific Corporation since 2001. Prior to being appointed as Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units since July 1995.

Adam Johnson has been Senior Vice President; President of EBI, LLC since June 2012 and is currently serving as the President of Biomet Microfixation and has been in that role since August 2007. Mr. Johnson served as the Vice President of Global Marketing for Biomet Microfixation from 2006 until his promotion in August 2007. Prior to that Mr. Johnson was the Director of Global Marketing for RTI Biologics.

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

Margaret L. Anderson has been Senior Vice President; President of Biomet 3i, LLC since August 2009. Prior to that she was a Director at TPG Capital from 2006 to 2009 and a Director at AlixPartners from 2001 to 2006. Ms. Anderson started her career as an engineer at General Motors Powertrain Division, and took roles of increasing responsibility there in operations and new product development from 1988 to 1998.

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

Daniel P. Hann has been Senior Vice President, Business Development since January 2011. Prior thereto, Mr. Hann served as an independent consultant to Biomet, Inc. from March 2007 to January 2011. Mr. Hann previously served as Executive Vice President of Administration of Biomet, Inc. from February 2007 to March 2007, Interim President and Chief Executive Officer of Biomet, Inc. from March 2006 to February 2007 and as Senior Vice President, General Counsel and Secretary of Biomet, Inc. from 1989 to March 2006.

Margaret M. Taylor has been Senior Vice President, Human Resources since August 2007. Prior thereto, Ms. Taylor served as Vice President of Human Resources for the Diagnostics Division of Abbott Laboratories from April 2000 to August 2007.

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

Sujata T. Dayal has been Corporate Vice President and Chief Compliance Officer since February 2009. Prior thereto, Ms. Dayal was a Partner at Karmact, LLC, a regulatory and compliance consulting firm from July 2008 to February 2009. Prior thereto, she was an Ethics and Compliance Officer—Pharmaceutical Products, Abbot Laboratories from September 2003 to May 2008.

Code of Ethics

We have a Code of Business Conduct and Ethics which applies to all employees of Biomet, Inc. and its subsidiaries and is applicable to all of our directors, officers and team members (the “Code of Conduct”). The Code of Conduct is available on the Corporate Compliance pages of Biomet, Inc.’s website at www.biomet.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers of our Code of Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on Biomet, Inc.’s website or report the same on a Current Report on Form 8-K. Our Code of Conduct is available free of charge upon request to our Investor Relations Department at 56 East Bell Drive, Warsaw, IN 46582.

Item 11.	Executive Compensation.

Introduction

Compensation and related matters during the 2012 fiscal year were reviewed and approved by the Compensation Committees of LVB and Biomet, Inc. which we refer to, collectively or individually as the context requires, as the Compensation Committee.

Compensation Discussion and Analysis

This section includes information regarding, among other things, the overall objectives of our compensation programs and each element of compensation that we provided, in each case with respect to the 2012 fiscal year. The goal of this section is to provide a summary of our executive compensation practices and the decisions that we made during this period concerning the compensation package payable to our executive officers, including the five executives in the Summary Compensation Table. Each of the five executives listed in the Summary Compensation Table is referred to herein as a “named executive officer.” This “Compensation Discussion and Analysis” should be read in conjunction with the detailed tables and narrative descriptions under “Executive Compensation Tables” below.

Compensation Methodology

During the 2012 fiscal year, the Compensation Committee was responsible for administering the compensation and benefit programs for our team members, including our named executive officers. The Compensation Committee annually reviews and evaluates cash compensation and equity award recommendations for our executive officers along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to our executive officers. The Compensation Committee examines these recommendations in relation to our overall objectives and risk profile. Our President and Chief Executive Officer was not a member of the Compensation Committee during the 2012 fiscal year and did not participate in the decisions as to his compensation package.

The most significant development in our executive compensation philosophy following the consummation of the Transactions, including during the 2012 fiscal year, has been a greater emphasis on correlating compensation to long-term equity growth. The Compensation Committee has provided significant equity investment opportunities in LVB tied to financial objectives through (1) offering certain of our employees one-time opportunities to purchase shares of LVB at a purchase price equal to the higher of fair market value and $10.00 per share (subject to the employee’s execution of a Management Stockholders’ Agreement, as described below under “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units”), (2) granting of options to purchase shares of LVB, and modifying the structure of non-equity awards to provide greater incentives for management performance and (3) granting of restricted stock units of LVB. The philosophy and target levels of each of the other compensation elements, including base salary, perquisites, health and welfare and retirement benefits during the 2012 fiscal year have largely continued to correspond to the levels of such awards, for periods prior to the Transactions. The Compensation Committee’s decisions for the 2012 fiscal year, specifically with respect to merit increases for base salary amounts for the Chief Executive Officer and his reports, including the other named executive officers, were made after considering input from the Sponsors on their general experience of current compensation practices with their respective portfolio companies of similar size and other companies in the orthopedics industry, including Zimmer Holdings, Inc., Stryker Corp. and Medtronic, Inc. This consideration was not made in the context of any benchmarking process. We refer to this group of companies throughout this annual report on Form 10-K as our “informal peer group”, which we use as an anecdotal tool and not for purposes of quantitative benchmarking.

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

Our executive compensation policies and practices during the 2012 fiscal year reflected the compensation philosophies of our founders and were designed to help achieve the superior performance of our executive officers and management team by accomplishing the following goals:

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

This compensation methodology was based upon one of our founding philosophies: equity incentives in the form of stock options and RSUs are an excellent motivation for all team members, including executive officers, and serve to align the interests of team members, management and our equity investors.

Based on these objectives, the compensation package of our executive officers during the 2012 fiscal year was intended to meet each of the following three criteria: (1) market levels competitive with companies of similar size and performance to us; (2) performance based, “at risk” pay that is based on both short and long-term goals; and (3) incentives that are structured to create alignment between our equity investors and executives.

The Elements of Biomet’s Compensation Program

As a result of our compensation philosophies and objectives, the compensation package of our executive officers during the 2012 fiscal year consisted of five primary elements: (1) base salary, (2) non-equity incentive plan awards, (3) stock options and restricted stock units, (4) participation in employee benefit plans, and (5) deferred compensation elections. Consistent with prior fiscal years, our practice during the 2012 fiscal year was to provide total cash compensation (consisting of base salary plus annual cash incentive awards) at amounts we believed to be generally comparable with, or average to, the amounts paid to executives with companies of similar size and performance to us, in each case with responsibilities similar to the responsibilities of our executives.

Base Salary. The Compensation Committee reviewed our performance, the executive officers’ performance, our future objectives and challenges and the current competitive environment and set the base salary for each executive officer at the beginning of the fiscal year. Mr. Binder’s base salary for fiscal year 2012 remained constant by his election. The Chief Executive Officer was given relatively broad latitude by the Compensation Committee to adjust the merit increase percentage upward or downward for his direct reports on the basis of Mr. Binder’s assessment of job performance for the preceding fiscal year. All named executive officer merit increases were deferred in fiscal year 2012. One named executive officer received a base pay adjustment to maintain market competitiveness as identified by quantitative analysis of market data for orthopedic medical device (SIRS®) and global top executive markets (Towers Watson).

Non-equity Incentive Plan. Annual cash incentive awards to our named executive officers for the 2012 fiscal year were paid under the terms of a non-equity incentive plan approved by our Compensation Committee following consummation of the Transactions. The principal objective sought to be achieved by our non-equity incentive plan is to align awards with predetermined objectives and thereby improve performance in specific areas. Payments under the plan are calculated based upon a target percentage of the executive’s base salary determined by position at the Company. Potential payments under the non-equity incentive plan for the 2012 fiscal year could have ranged from 0% to 180% of each named executive officer’s base salary based on corporate, business unit and individual performance with Mr. Binder’s target bonus set at 100% of base salary and the target bonus of each of the other named executive officers set at a range of 60% to 80% of base salary.

For fiscal year 2012, the Compensation Committee chose corporate and business unit incentive metrics that it considered important valuation metrics that would effectively measure our performance. Corporate and business unit criteria for the 2012 fiscal year consisted of (i) adjusted EBITDA, (ii) net sales, (iii) adjusted operating free cash flow as a percentage of net sales (“FCF/Net Sales %”), (iv) value creation, (v) service level and (vi) health hazard evaluation (“HHE”)/field actions targets. For these purposes, adjusted EBITDA is defined as net income/loss before interest expense, income tax, depreciation and amortization, and adjusted for certain expenses as defined by our bank agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation and payments, payments to distributors that are not in the ordinary course of business, litigation costs and settlements and other related charges. All adjustments are reviewed and approved by the Compensation Committee. See table below for additional definitions.

The Compensation Committee also established the weighting for each financial metric and approved a grid for each metric to determine the percentage of the target bonus that would be paid in respect of such metric (“percentage payout”) based upon the percentage of target performance actually achieved. Target performance goals for each financial metric were generally established consistent with the Company’s operating plan for the fiscal year 2012.

The following table details the percentage payouts by bonus metric:

Bonus Pay out Percentages (1)
(percentage of business plan target)	0%	200% (2)
Jeffrey R. Binder
Daniel P. Florin
Bradley J. Tandy
Company Adjusted EBITDA	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Company FCF/Company Sales	below 95%	107.5% or greater

Jon C. Serbousek
Company Adjusted EBITDA	below 95%	107.5% or greater
Orthopedics Adjusted EBITDA	below 95%	107.5% or greater
Orthopedics Sales	below 95%	107.5% or greater
Global Orthopedics FCF/Global Orthopedic Sales	below 95%	107.5% or greater

Robin T. Barney
Company Adjusted EBITDA	below 95%	107.5% or greater
Company Sales	below 95%	107.5% or greater
Value Creation	below 95%	115.0% or greater
Service Level	below 97%	102.0% or greater
Field Actions	less than a 17% reduction	66% or greater reduction(3)
Free Cash Flow	below 90%	120.0% or greater

(1)	The payments are calculated based on straight line interpolation from (a) 0%, for performance below the threshold set forth in the 0% bonus payout percentage column above, to 100%, for achievement of 100% of the applicable performance metric, and (b) 100% to 200%, for performance at or above the threshold set forth in the 200% bonus payout percentage column above.

(2)	The maximum payout for the service level metric and field actions metric is 120%.

(3)	The field actions metric is based on decreasing the level of field actions and as such it is presented differently in the table.

The Compensation Committee also set quantitative and qualitative individual goals for Mr. Binder for fiscal year 2012, the achievement of which would equal 20% of Mr. Binder’s target bonus. Similarly, Mr. Binder established twenty (20) quarterly, or five goals per fiscal quarter, for each of the other executive officers, including the other named executive officers. The achievement of each such goal at target would equal 1% (or less) of such executive’s officer’s target bonus, or 20% (or less) in the aggregate. The individual performance of Mr. Binder was determined by the Compensation Committee after considering his leadership ability and contributions to the business during the 2012 fiscal year, including by reference to such individual goals. With respect to named executive officers other than the Chief Executive Officer, the Compensation Committee reviewed and approved the Chief Executive Officer’s assessment of their individual performance in determining an individual named executive officer’s performance for fiscal 2012. The Compensation Committee does not consider any one individual goal as material to the determination of any named executive officer’s annual cash award.

The Compensation Committee established different weightings for corporate, business unit and individual performance for each named executive officer in recognition of his or her role in driving the Company’s overall performance. The Compensation Committee also retained the authority to reduce or award an additional bonus amount at its discretion (a “leadership/discretionary” award). The Company awarded additional bonus amounts to both Mr. Florin and Mr. Tandy to increase their bonus payouts to 100% of their targets, which amounted to $11,995 and $7,265, respectively. The Company reduced a portion of Mr. Serbosek’s bonus to decrease his bonus payout to 100% of his target, which amounted to $18,381.

The following chart shows the financial metrics and their weighting, targets, actual performance against the targets and resulting payout percentage for each of the Company and business unit performance goals discussed above:

(in millions, except percentages)	Target Performance (1)	Actual Performance (1)		Financial Metrics Payout
Jeffrey R. Binder
Daniel P. Florin
Bradley J. Tandy
Company Adjusted EBITDA (40%)	$1,028.4	$1,023.6	(2)	38.13%
Company Sales (25%)	$2,802.2	$2,785.5		23.51%
Company FCF(3)/Company Sales (15%)	27.0%	27.1%		15.81%
Total (taking into account weighting)				77.45%

Jon C. Serbousek
Company Adjusted EBITDA (10%)	$1,028.4	$1,023.6	(2)	9.53%
Global Orthopedics Adjusted EBITDA (30%)	$907.5	$921.1		35.96%
Global Orthopedics Sales (25%)	$2,049.5	$2,072.2		27.77%
Global Orthopedics FCF(4)/Global Orthopedic Sales (15%)	36.2%	35.9%		13.54%
Total (taking into account weighting)				86.80%

Robin T. Barney
Company Adjusted EBITDA (15%)	$1,028.4	$1,023.6	(2)	14.30%
Company Sales (15%)	$2,802.2	$2,785.5		14.11%
Value Creation(5) (10%)	$134.6	$154.2		19.70
Service Level(6) (5%)	$93.6	$94.6		6.00%
Field Actions(7) (5%)	19-38	35		5.00%
Free Cash Flow(8) (15%)	$177.9	$146.3		26.91%
Total (taking into account weighting)				86.02%

(1)	All dollar targets and actual performance at budget foreign exchange rates except actual Company adjusted EBITDA.

(2)	Includes a reduction of $7.5 million due to foreign currency exchange benefits.

(3)	Free Cash Flow represents adjusted EBITDA at actual foreign currency rates less capital expenditures at actual foreign currency rates plus or minus the change in working capital less special charges both at actual foreign currency rates.

(4)	Free Cash Flow represents adjusted EBITDA at budget foreign currency rates less capital expenditures at budget foreign currency rates plus or minus the change in working capital at budget foreign currency rates.

(5)	Value creation is defined as manufacturing cost savings generated through strategic sourcing, cost reductions and plant optimization initiatives.

(6)	Service level is defined as the timely order fulfillment ensuring that inventory that is needed is not on back order.

(7)	Health hazard evaluations are product evaluation that identifies a potential manufacturing related issue requiring further investigation to determine whether action is necessary. The evaluations may result in no action or a variety of actions such as advisory notices, field corrections or recalls. Field actions do not necessarily reflect a determination that the issue poses a risk to health as field actions are taken for a variety of reasons.

(8)	Free Cash Flow represents capital expenditures at budget foreign currency rates plus or minus the change in inventory at budget foreign currency rates.

The following chart shows the weighting assigned to the various corporate, business unit and individual performance goals discussed above as percentage of base salary for each named executive officer:

	Jeffrey R. Binder		Daniel P. Florin		Jon C. Serbousek		Bradley J. Tandy		Robin T. Barney
Goals	Target	Max	Target	Max	Target	Max	Target	Max	Target	Max
Company Financials	80%	160%	64%	128%	16%	29%	48%	96%	24%	43%
Business Unit Financials	—	—	—	—	48%	86%	—	—	40%	72%
Individual Performance Objectives	20%	20%	16%	16%	16%	29%	12%	12%	16%	29%

TOTAL	100%	180%	80%	144%	80%	144%	60%	108%	80%	144%

Leadership /Discretionary	+/-10%		+/-10%		+/-10%		+/-10%		+/-10%

The chart below includes information about the named executive officers’ 2012 fiscal year non-equity incentive plan target and maximum award opportunities and actual payouts including as a percentage of base salary.

	Non-Equity Incentive Plan Target		Non-Equity Incentive Plan Maximum		Non-Equity Incentive Plan Payout (Paid in July 2012)
	% of Base Salary	Amounts ($)	% of Base Salary	Amount ($)	% of Base Salary	Amount ($)
Jeffrey R. Binder	100%	$717,036	180%	$1,290,665	96%	$687,982
Daniel P. Florin	80%	337,694	144%	607,850	80%	337,695
Jon C. Serbousek	80%	331,065	144%	595,917	80%	331,065
Bradley J. Tandy	60%	238,040	108%	428,472	60%	238,040
Robin T. Barney	80%	252,346	144%	454,224	85%	267,933

The Compensation Committee and management believe that the metrics for the non-equity incentive plan align well with our objective of relating compensation to company, business unit and individual performance.

Stock Options and Restricted Stock Units. In 2007, the Board of Directors of LVB adopted the LVB Acquisition, Inc. 2007 Management Equity Incentive Plan (the “2007 LVB Plan”), which provides for the grant of non-qualified stock options to purchase shares of common stock of LVB (the “LVB Options”) to our and our affiliates’ key employees, directors, service providers and consultants. Prior to the exchange offer relating to employee options described below, 50% of the LVB Options granted to employees vested based on continued employment, 25% vested based on continued employment and had an exercise price that increased by 10% per annum, and 25% vested based on the achievement of annual adjusted EBITDA-performance criteria established by the Compensation Committee. Following the exchange offer, generally 75% of the LVB Options granted to employees vest based on continued employment and 25% vest based on the achievement of annual adjusted EBITDA-performance criteria established by the Compensation Committee. We have also granted LVB Options to certain of our distributors, which are eligible to vest based on the achievement of specified sales targets.

In May 2009, the Board of Directors of LVB authorized an exchange offer relating to employee options outstanding at May 6, 2009 (including the options held by our named executive officers). Outstanding distributor options were not included in the exchange offer. The exchange offer provided the holders of such options with the opportunity to surrender the options for cancellation in exchange for replacement options, the terms of which were (1) different from the surrendered options with respect to the performance based and accreting exercise price options, and (2) the same as the surrendered options with respect to the time based options. The terms of the performance based and accreting exercise price options were modified in the replacement options as follows:

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

The goal of the exchange offer was to provide employees who elected to participate with new options, the terms of which preserved the original incentive effect of our option program in light of current market-wide economic conditions. Although the Board of Directors of LVB authorized the option exchange program in May 2009, we did not conduct the exchange offer until our 2010 fiscal year. Therefore, the exchange offer is reflected in the 2010 fiscal year compensation tables below and the financial information contained in this annual report on Form 10-K. All of our employees elected to participate in the exchange offer.

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

Prior to receiving shares of LVB’s common stock, participants must execute a Management Stockholders’ Agreement, which provides that the shares are subject to certain transfer restrictions, put and call rights, and tag-along and drag-along rights (and, with respect to certain senior members of management, limited registration and preemptive rights).

The Compensation Committee is responsible for administering the 2007 LVB Plan and authorizing the grant of LVB Awards pursuant thereto, and may amend the 2007 LVB Plan (and any LVB Awards) at any time. LVB Awards may not be granted under the 2007 LVB Plan on or after November 16, 2017. When the 2007 LVB Plan became effective, there were 37,520,000 shares of LVB common stock reserved for issuance in connection with LVB Awards to be granted thereunder. Effective December 31, 2010, the 2007 LVB Plan was amended to increase the authorized share pool by 1,000,000 shares. As of May 31, 2012, there were 2,916,750 shares available for issuance under the 2007 LVB Plan.

The Company does not have a regular program of annual equity grants. The Compensation Committee makes awards to team members in its discretion as it deems necessary or appropriate. While the Company has historically granted stock options as its equity incentives, the Board of Directors and stockholders of LVB adopted and approved a Restricted Stock Unit Plan effective December 31, 2010, for executives and other key team members. In consultation with management, the Compensation Committee determined that such a plan would provide a valuable retention tool in the context of challenging market conditions and the resulting decrease in value of previously granted stock options, while at the same time continuing to align the interests of management and stockholders. In deciding to expand its equity incentives to include restricted stock units (“RSUs”), the Compensation Committee also noted the market trend toward RSUs in light of its need to continue to attract and retain talented people from competitors. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under this plan is 4,000,000, subject to adjustment as described in the plan. Under the terms of the plan, the Compensation Committee may grant participants RSUs, each of which represents the right to receive one share of common stock, subject to certain vesting restrictions and risk of forfeiture. The restricted stock units vest under certain time-vesting and liquidity event conditions. RSUs representing substantially all of the shares available under the plan were granted to recipients in a one-time retention award to participants on February 10, 2011, and as of May 31, 2011, there were 335,000 restricted stock units remaining available for issuance.

The number of RSUs granted to the Chief Executive Officer was determined by the Compensation Committee, which based its determination on the size of the available pool of RSUs and the retention benefit of the award amount. With respect to the other named executive officers and other recipients, the Compensation Committee delegated to the Chief Executive Officer broad latitude to determine the number of RSUs to be granted to such individuals, subject to the final review and approval by the Compensation Committee. The Chief Executive Officer, in consultation with the Senior Vice President—Human Resources, made his determination of the number of RSUs granted to the other named executive officers based on the size of the available pool of RSUs and several subjective factors, including level of responsibility, job performance, importance to the future success of the Company and retention risk.

On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and restricted stock units held by such employees for new stock options and restricted stock units. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,532,500 shares of common stock of LVB and eligible restricted stock units underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,532,500 new options and 10,795,000 new restricted stock units in exchange for the cancellation of such tendered options and restricted stock units.

The new plan offered a one-for-one exchange on the existing options. The new RSUs for the named executive officers is included in the table below:

		New RSU Plan
	Original RSUs	Time	Performance
Jeffrey R. Binder	850,000	1,880,000	920,000
Daniel P. Florin	175,000	380,000	185,000
Jon C. Serbousek	175,000	240,000	120,000
Bradley J. Tandy	110,000	230,000	110,000
Robin T. Barney	140,000	260,000	130,000

The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of our equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

•	Exercise Price—The exercise price for the new stock options was lowered to the current fair value of $7.88 per share.

•

Vesting Periods—All prior options that were vested as of the completion date of the tender offer remain vested. All time-vesting options which were unvested as of the completion date of the tender offer will continue to vest on the same schedule on which they were originally granted. All unvested replacement extended time vesting options and modified performance options will vest on a schedule which is generally two years longer than the original vesting schedule, but in no case will the vesting schedule be extended past 2017.

•

Performance Vesting Threshold—The new modified performance options will vest over the new vesting period if, as of the end of the Company’s most recent fiscal year ending on or prior to such vesting date, Biomet, Inc. has achieved the EBITDA target for such fiscal year determined by the Compensation Committee of the Board of Directors of the Company on or before the ninetieth (90th) day of such fiscal year and consistent with the Company’s business plan.

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units will be granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units will not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any of our competitors. In addition, participants holding new restricted stock units will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards will be paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units will be granted under LVB’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan.

We paid a special bonus amount during the fourth quarter of fiscal year 2012 to our employees who were allocated restricted stock units under LVB’s 2012 Restricted Stock Unit Plan in recognition of the delayed rollout of the Plan.

Retirement Plans. During the 2012 fiscal year our executive officers in the U.S. were eligible to participate in our 401(k) plan (the “401(k) Plan”). Each year we, in our sole discretion, may match 100% of each team member’s contributions, up to a maximum amount equal to 6% of the team member’s annual cash compensation. All contributions to the 401(k) Plan are allocated to accounts maintained on behalf of each participating team member and, to the extent vested, are available for distribution to the team member or beneficiary upon retirement, death, disability or termination of service.

During the 2012 fiscal year our European executive officers in certain countries were eligible to participate in a defined contribution plan. Each year we contribute a percentage of employees’ pensionable salaries based on their age at January 1st.

We do not sponsor or maintain any pension plans applicable to our named executive officers.

Deferred Compensation. We maintain the Biomet, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a non-qualified deferred compensation plan, which is available for our senior management. The Deferred Compensation Plan allows eligible participants to defer pre-tax compensation to reduce current tax liability and assist those team members in their planning for retirement and other long-term savings goals in a tax effective manner. We do not make any contributions to the Deferred Compensation Plan. Under the Deferred Compensation Plan, eligible participants may defer up to 100% of their base salary and annual cash incentive award. Participants receive scheduled distributions from the Deferred Compensation Plan, which are treated as ordinary income subject to federal and state income taxation at the time of distribution. Except in circumstances of hardship, unscheduled withdrawals are not permitted. Amounts contributed to the Deferred Compensation Plan are at the participant’s election and are treated as “deemed investments,” which means that the participants have no ownership interest in the investment alternative selected. The participants’ deferrals and any notional investment gains thereon are reflected on our financial statements and are part of our unsecured general assets. The Deferred Compensation Plan is an unfunded “future promise to pay” by us. Neither Biomet nor the Deferred Compensation Plan record keeper provides any guarantee of investment return. We do not pay above-market interest rates on deferred amounts of compensation. None of our named executive officers participates in the current Deferred Compensation Plan.

Perquisites. We believe that our approach to perquisites has historically been, and continues to be, generally comparable to other companies in our informal peer group discussed above. Our President and Chief Executive Officer and other named executive officers generally have been permitted, when practical and consistent with historical practice, to use company aircraft for business and personal travel for security reasons. On a case by case basis, we have historically reimbursed certain executives for social club dues, offered to provide a travel allowance in connection with Biomet related travel, and offered to provide relocation assistance to certain members of our senior management team who relocate their principal residence at our request. For example, we have historically, at times, provided reimbursement of moving expenses and protection against a loss on the sale of the executive’s home.

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

Policy with Respect to Deductibility of Compensation over $1 Million. Section 162(m) of the Code generally limits to $1.0 million the tax deductibility of annual compensation paid by publicly held corporations (as defined in the Code) to certain executives. However, performance based compensation can be excluded from this limit if it meets certain requirements. Prior to the Transactions, Biomet’s Compensation Committee’s policy was historically to consider the impact of Section 162(m) in establishing compensation for our senior executives. However, the committee historically retained the discretion to establish compensation, even if such compensation was not deductible under Section 162(m), if, in the committee’s judgment, such compensation was in our best interest and was reasonably expected to increase shareholder value. Following the Transactions and through the 2012 fiscal year, because we were not a publicly held corporation (as defined in the Code) with publicly held equity, the restrictions of Section 162(m) have not applied to us. During fiscal year 2012, LVB filed a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 because there were more than 500 holders of stock options representing the right to acquire shares of LVB common stock, par value $0.01 per share, as of the end of LVB’s fiscal year ended May 31, 2011, which means that LVB is now a publicly held corporation for purposes of Section 162(m) of the Code. The Compensation Committee will therefore consider the impact of Section 162(m) of the Internal Revenue Code in the design of its compensation strategies going forward. We have determined, however, that we will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if we believe such limitation is not in the best interests of our stockholders. While considering the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain and motivate executives and to align the executives’ interests with those of our stakeholders. Other than with respect to the grandfather period for existing performance based compensation arrangements, until such time as the Compensation Committee or a designated subcommittee is comprised of a majority of outside directors (as defined in the Code), we will not be able to qualify for the exclusions of performance based compensation from the $1 million limit.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee

Jonathan J. Coslet

Adrian Jones

Michael Dal Bello

Michael Michelson

Executive Compensation Tables

Summary Compensation Table

The following narrative, tables and footnotes describe the “total compensation” earned during the 2010, 2011 and 2012 fiscal years by our named executive officers. The total compensation presented below does not reflect the actual compensation received by our named executive officers or the target compensation of our named executive officers during the 2010, 2011 and 2012 fiscal years.

The individual components of the total compensation calculation reflected in the Summary Compensation Table with respect to fiscal 2012 are broken out below:

Salary. Base salary earned during the 2012 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Base Salary” above for further information concerning this element of our compensation program.

Bonus. Each named executive officer earned an annual performance-based cash incentive award as described under “Non-equity Incentive Plan Compensation” below.

Equity-Based Awards. The awards disclosed under the heading “Stock Awards” consist of restricted stock units granted under the Restricted Stock Unit Plan and the awards disclosed under the heading “Option Awards” consist of grants of stock options awarded under the 2007 LVB Plan. For further information about our equity-based award programs, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units” above. In addition, details about equity-based awards made during the 2012 fiscal year are included in the Grants of Plan-Based Awards Table below. The dollar amounts for the awards in the Summary Compensation Table below reflect the grant date fair value of award grants made in the fiscal year. The increase in the value of the equity awards in fiscal 2011 is reflective of the fact that grants are determined by number of shares, not dollar amounts and a different valuation for our restricted stock units as compared to our stock options, primarily due to the absence of an exercise price for our restricted stock units. A description of the valuation methodology for our restricted stock units and stock options is included in Note 11, Share-based Compensation and Stock Plans, to our consolidated financial statements for each of the three years in the period ended May 31, 2012 contained in Item 8 of this annual report. The recognized compensation expense of the equity-based awards for financial reporting purposes will likely vary from the actual amount ultimately realized by the named executive officer based on a number of factors. The factors include our actual operating performance, common share price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.

Non-equity Incentive Plan Compensation. Our named executive officers earned annual cash incentive awards for the 2012 fiscal year. Refer to “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan” above for further information concerning this element of our compensation program.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Jeffrey R. Binder,	2012	$717,036	$—	$—	$687,982	$689,205	$2,094,223
President and Chief Executive Officer	2011	717,036	8,500,000	—	416,310	393,875	10,027,221
	2010	696,150	—	3,026,988	649,949	413,218	4,786,305

Daniel P. Florin,	2012	422,118	—	—	337,695	65,876	825,689
Senior Vice President and	2011	422,118	1,750,000	—	208,054	33,216	2,413,388
Chief Financial Officer	2010	409,824	—	714,420	305,280	13,063	1,442,587

Jon C. Serbousek	2012	413,831	—	—	331,065	53,468	798,364
Group President	2011	413,831	1,750,000	—	180,066	19,430	2,363,327
Biomet Orthopedics	2010	401,778	—	465,423	357,686	164,358	1,389,245

Bradley J. Tandy	2012	396,733	—	—	238,040	51,395	686,168
Senior Vice President; General Counsel and Secretary

Robin T. Barney	2012	315,433	—	—	267,933	53,576	636,942
Senior Vice President, World Wide Operations

(1)	For each named executive officer listed in the Summary Compensation Table above, the Stock Award’s and Option Award’s value reflects the grant date fair value of grants made in the fiscal year.

(2)	The table below presents an itemized account of “All Other Compensation” provided during the 2010, 2011 and 2012 fiscal years. For each named executive officer listed below, the sum of the amounts listed in the columns in the table below reflects the total value included under the “All Other Compensation” heading in the table above.

	Year	Life Insurance Premiums ($)	Retirement Plan Contributions ($)	Travel Allowance ($) (1)	Personal Use of Company Aircraft ($) (2)	Other ($)		Total ($)
Jeffrey R. Binder	2012	$176	$13,200	$13,000	$474,829	$188,000	(a)	$689,205
	2011	63	14,700	13,000	366,112	—		393,875
	2010	63	—	13,000	400,155	—		413,218

Daniel P. Florin	2012	176	14,700	13,000	—	38,000	(a)	65,876
	2011	63	14,033	13,000	6,120	—		33,216
	2010	63	—	13,000	—	—		13,063

Jon C. Serbousek	2012	176	16,292	13,000	—	24,000	(a)	53,468
	2011	63	6,367	13,000	—	—	(c)	19,430
	2010	63	—	13,000	1,295	150,000	(b)	164,358

Bradley J. Tandy	2012	176	15,219	13,000	—	23,000	(a)	51,395

Robin T. Barney	2012	176	14,400	13,000	—	26,000	(a)	53,576

(1)	Represents the cost to us of providing a car allowance to Messrs. Binder, Florin, Serbousek and Tandy and Ms. Barney.

(2)	Represents our incremental costs incurred for personal use of our aircraft. This amount is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time used for an empty return flight. Variable operating costs are based on industry standard rates of our variable operating costs, including fuel and oil costs, maintenance and repairs, landing/ramp fees and other miscellaneous variable costs. On certain occasions, a spouse or other family member may accompany one of our named executive officers on a flight. No additional operating cost is incurred in such situations under the foregoing methodology. We do not pay our named executive officers any amounts in connection with taxes on income imputed to them for personal use of our aircraft.

Pursuant to the employment agreement between us and Mr. Binder, dated June 11, 2008, we agreed to arrange, at our expense, for Mr. Binder to fly once per week to and from Mr. Binder’s Texas home and our headquarters or such other location as may be reasonably specified by us during the term of the employment agreement. We will not provide Mr. Binder with a “gross up” for taxes incurred in connection with these benefits. If, however, Mr. Binder uses a commercial flight and the income imputed in connection with the commercial flight exceeds the amount that would have been imputed to Mr. Binder if he had used our aircraft, we will provide to Mr. Binder a “gross up” for taxes incurred on the amount of such excess. No gross ups were paid for the periods presented. Our incremental costs associated with extending these benefits to Mr. Binder are capped at $500,000 in any twelve-month period. For the purposes of applying this limitation, our incremental cost for commercial flights shall be the cost of Mr. Binder’s tickets, and for flights on Biomet-operated aircraft shall be the incremental per-hour cost associated with Mr. Binder’s flights and other incremental costs related to such flights, such as landing fees, transportation and housing costs of aircrew and other similar costs. The amount that appears under the Personal Use of Company Aircraft heading reflects the amount of this rolling twelve-month allowance that Mr. Binder used during fiscal 2012, 2011 and 2010.

During fiscal 2010, pending Mr. Serbousek’s relocation to the Warsaw, Indiana area, we arranged for him to fly, at our expense, between his Tennessee home and our headquarters. Our incremental cost associated with providing this benefit to Mr. Serbousek were calculated as described above with respect to Mr. Binder.

(a)	We paid a special bonus amount to our employees who were allocated restricted stock units under LVB’s 2012 Restricted Stock Unit Plan in recognition of the delayed rollout of the Plan.

(b)	We paid Mr. Serbousek a $150,000 relocation bonus in June 2010.

(c)	Also pursuant to Mr. Serbousek’s employment agreement dated March 3, 2008, we agreed to purchase Mr. Serbousek’s prior residence in Tennessee at its appraised value, as determined by an independent appraiser, up to $650,000. As a result of the independent appraisal, we purchased Mr. Serbousek’s prior residence on June 25, 2010 for less than the maximum amount specified above, and Mr. Serbousek has not recognized any gain on the sale of his prior residence to us. As a result, the amount paid by us to Mr. Serbousek is not reflected in the amount shown in the table above for Mr. Serbousek under the “All Other Compensation” heading. In addition, because Mr. Serbousek recognized a loss on the sale of his house, we have not paid any “gross up” amounts to Mr. Serbousek in connection with the sale of his house.

Grants of Plan-Based Awards Table

During the 2012 fiscal year, we granted cash incentive awards to our named executive officers under our non-equity incentive plan. Information with respect to each of these payments is set forth in the table below. For additional discussion of our non-equity incentive plan, refer to “The Elements of Biomet’s Compensation Program—Non-Equity Incentive Plan.” During the 2012 fiscal year, no grants of equity-based awards were made to our named executive officers.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(1) (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant-Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey R. Binder		—	$717,036	$1,290,665	—	—	—	—	—	$—	$—

Daniel P. Florin		—	337,694	607,850	—	—	—	—	—	—	—

Jon C. Serbousek		—	331,065	595,917	—	—	—	—	—	—	—

Bradley J. Tandy		—	238,040	428,472	—	—	—	—	—	—	—

Robin T. Barney		—	252,346	454,224	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End Table

For further information on our equity-based awards and their material terms, refer to “The Elements of Biomet’s Compensation Program—Stock Options and Restricted Stock Units.”

The following table shows the equity awards granted to our named executive officers, which are comprised of stock option awards under the 2007 LVB Plan (vested and unvested) and restricted stock units under the Restricted Stock Unit Plan (vested and unvested) that were outstanding as of the end of the 2012 fiscal year prior to the tender offer in July 2012 described above under “—Stock Options and Restricted Stock Units.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)		Option Exercise Price ($) (4)	Option Expiration Date (5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey R. Binder	2,415,000	735,000	(a)	—		$10.00	July 11, 2017	850,000	$6,693,750	—	$—
	577,500	—		472,500	(b)	10.00	July 11, 2017	—	—	—	—

Daniel P. Florin	382,376	116,374	(a)	—		10.00	July 11, 2017	175,000	1,378,125	—	—
	91,438	—		74,812	(b)	10.00	July 11, 2017	—	—	—	—
	25,500	38,250	(a)	—		10.00	October 5, 2019	—	—	—	—
	4,250	—		17,000	(b)	10.00	October 5, 2019	—	—	—	—

Jon C. Serbousek	484,500	153,000	(a)	—		10.00	May 1, 2018	175,000	1,378,125	—	—
	76,500	—		136,000	(b)	10.00	May 1, 2018	—	—	—	—

Bradley J. Tandy	287,500	87,500	(a)	—		10.00	July 11, 2017	110,000	866,250	—	—
	68,750	—		56,250	(b)	10.00	July 11, 2017	—	—	—	—

Robin T. Barney	382,374	116,376	(a)	—		10.00	July 11, 2017	140,000	1,102,500	—	—
	91,437	—		74,813	(b)	10.00	July 11, 2017	—	—	—	—

(1)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are exercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(2)	On an award-by-award basis, reflects the number of common shares underlying unexercised options that are unexercisable and that are not reported in Column 3—“Number of Securities Underlying Unexercised Unearned Options.” The vesting schedules of the outstanding unvested options are listed below:

With respect to Mr. Binder, represents the outstanding unvested portion of the time-based option granted on October 5, 2009. The unvested portion is scheduled to vest in increments of 577,500 common shares on July 11, 2012, and 157,500 on July 11, 2013.

With respect to Mr. Florin, represents the outstanding unvested portion of the time-based option granted on October 5, 2009 and October 16, 2009. The unvested portion is scheduled to vest in increments of 91,438 common shares on July 11, 2012, 24,936 on July 11, 2013, and 12,750 on October 1 in each of 2012, 2013 and 2014.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the time-based option granted on October 5, 2009. The unvested portion is scheduled to vest in increments of 119,000 common shares on May 1, 2013, and 34,000 on May 1, 2014.

With respect to Mr. Tandy, represents the outstanding unvested portion of the time-based option granted on October 5, 2009. The unvested portion is scheduled to vest in increments of 68,750 common shares on July 11, 2012 and 18,750 on July 11, 2013.

With respect to Ms. Barney, represents the outstanding unvested portion of the time-based option granted on October 5, 2009. The unvested portion is scheduled to vest in increments of 91,437 common shares on July 11, 2012 and 24,939 on July 11, 2013.

(3)	Represents, on an award-by-award basis, the total number of common shares underlying unexercised options awarded under any equity incentive plan that have not been earned. Performance awards vest based on our achievement of adjusted EBITDA targets established by the Compensation Committee.

With respect to Mr. Binder, represents the outstanding unvested portion of the performance-based option granted on October 5, 2009. The unvested portion is eligible to vest in increments of 157,500 common shares on July 11 in each of 2012 and 2013.

With respect to Mr. Florin, represents the outstanding unvested portion of the performance-based option granted on October 5, 2009 and October 16, 2009. The unvested portion is eligible to vest in increments of 91,438 common shares on July 11, 2012, 24,936 common shares on July 11, 2013, and 4,250 common shares on October 1 in each of 2012, 2013 and 2014.

With respect to Mr. Serbousek, represents the outstanding unvested portion of the performance-based option granted on October 5, 2009. The unvested portion is eligible to vest in increments of 34,000 common shares on July 11 in each of 2013 and 2014.

With respect to Mr. Tandy, represents the outstanding unvested portion of the performance-based option granted on October 5, 2009. The unvested portion is eligible to vest in increments of 18,750 common shares on July 11 in each of 2012 and 2013.

With respect to Ms. Barney, represents the outstanding unvested portion of the performance-based option granted on October 5, 2009. The unvested portion is eligible to vest in increments of 24,937 common shares on July 11, 2012 and 24,939 on July 11, 2013.

(4)	The exercise price, as it was recorded in the applicable stock option award agreement at the time of grant, for each option reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.”

(5)	Represents the tenth year anniversary for each option award reported in Columns 1 and 2—“Number of Securities Underlying Unexercised Options” and Column 3—“Number of Securities Underlying Unexercised Unearned Options.” For information on the vesting schedule of unvested portions of outstanding option awards, see sub-footnotes (a)-(b) of footnote (2), and footnote (3), above.

(6)	The market value of shares or units of stock that have not vested is calculated by multiplying the number of shares or units of stock that have not vested by $7.875, which was the fair value of each common share underlying each option or stock unit.

(a)	Represents time-based options, which generally vest ratably over 5 years or 6 years for modified accreting exercise price options.

(b)	Represents performance-based options, which generally vest ratably over 5 years. The performance criteria for options vesting based on the fiscal 2011 and 2012 results did not meet the target and did not vest.

Option Exercises and Stock Vested Table

During the 2012 fiscal year, no equity-based awards were exercised by, and no stock awards vested to, Biomet’s named executive officers.

Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans

Nonqualified Deferred Compensation

Our frozen Deferred Compensation Plan is a non-qualified deferred compensation plan, which was available for members of our senior management. The Plan allowed eligible participants to defer pre-tax compensation to reduce current tax liability and assisted those team members in their plan for retirement and other long-term savings goals in a tax-effective manner. Under the Plan, eligible participants deferred up to 100% of their base salary and annual cash incentive payments, as well as Board fees for non-employee Directors, as applicable. We did not make any contributions to the Plan.

During the 2012 fiscal year, three of our named executive officers had earnings and maintained a balance in a nonqualified deferred compensation plan. The Plan was frozen during the fiscal year 2011, so there were no contributions by either the employee or Biomet.

Name	Executive contributions ($)	Registrant contributions ($)	Aggregate earnings ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance ($)
Jeffrey R. Binder	$—	$—	$(40,602)	$—	$435,684
Daniel P. Florin	—	—	—	—	—
Jon C. Serbousek	—	—	—	—	—
Bradley J. Tandy	—	—	(7,494)	—	118,649
Robin T. Barney	—	—	66	—	175,307

Employment Agreements and Potential Post-Termination Payments

We have employment agreements with each of Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney, which agreements contain severance and change in control provisions.

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

Employment Agreement with Daniel P. Florin

On February 28, 2008, we entered into an employment agreement with Mr. Florin, our Senior Vice President and Chief Financial Officer. Mr. Florin’s agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Florin will receive a base salary at a rate no less than $395,850 per year which shall be increased at our discretion. Mr. Florin will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of his base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

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

Employment Agreement with Bradley J. Tandy

On February 28, 2008, we entered into an employment agreement with Mr. Tandy, our Senior Vice President, General Counsel and Secretary. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Mr. Tandy will receive a base salary at a rate no less than $345,050 per year, which shall be increased at our discretion. Mr. Tandy will also have the opportunity to earn an annual cash incentive award in an amount no less than 60% of his base salary for on-target performance, with the possibility of exceeding 60% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreement further provides that Mr. Tandy could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in his employment agreement) or within two years of a change in control. See “—Severance Benefits” below.

Employment Agreement with Robin T. Barney

On September 2, 2008, we entered into an employment agreement with Ms. Barney, our Senior Vice President of Worldwide Operations. The agreement has an initial three-year term that provides for automatic twelve-month extensions, beginning on the first anniversary of the date of the agreement, unless either party gives prior notice of termination. Ms. Barney will receive a base salary at a rate no less than $275,000 per year, which shall be increased at our discretion. Ms. Barney will also have the opportunity to earn an annual cash incentive award in an amount no less than 80% of her base salary for on-target performance, with the possibility of exceeding 80% for high achievement. For a further discussion of our non-equity incentive plan, see “The Elements of Biomet’s Compensation Program—Non-equity Incentive Plan.”

The agreement further provides that Ms. Barney could be entitled to certain severance benefits following termination of employment prior to a change in control (as defined in her employment agreement) or within two years of a change in control. See “—Severance Benefits” below.

Severance Benefits

Each of our employment agreements with Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney contains provisions which entitle the executive to certain severance benefits following termination of employment prior to a change in control (as defined in each of their employment agreements) or within two years following a change in control.

The following summary provides a description of the severance arrangements contained in our employment agreements with Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney. Other than with respect to Mr. Binder as described in “Termination Within Two Years Following a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason,” the following summary does not discuss the executives’ rights with respect to any equity related awards, as such awards are governed by the applicable terms of the related plan or award agreement.

Termination Prior to a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney, in the event of a termination of the executive’s employment prior to a change in control either (1) by us for any reason other than for “cause” (which generally includes the executive’s failure to substantially perform the executive’s duties, willful misconduct or gross negligence, willful or grossly negligent breach of the executive’s fiduciary duties to Biomet, commission of any felony or other serious crime involving moral turpitude, material breach of any agreement between the executive and Biomet or material breach of our written policies), executive’s death or executive’s disability, or (2) by executive for “good reason” (which generally includes any material diminution in duties and responsibilities (but does not include, in the case of Mr. Serbousek, Mr. Tandy and Ms. Barney, a change in duties and responsibilities that results from becoming a part of a larger organization following a change in control), reduction in base salary or bonus opportunity or relocation of primary work location by more than 50 miles), our employment agreements with Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney, provide that such executive would be entitled to the following:

•

An amount equal to (a) 1.5 times the executive’s base salary in effect at the date of termination (with respect to Messrs. Florin, Serbousek and Tandy, and Ms. Barney, the “Severance Benefit,” and with respect to Mr. Binder, the “Base Component”) plus, with respect to Mr. Binder, (b) 1.5 times the average of (x) the annual cash incentive award earned by Mr. Binder for the preceding fiscal year and (y) the annual cash incentive award Mr. Binder would have received for the current fiscal year had his employment not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of such fiscal year (the “Bonus Component,” and with respect to Mr. Binder, together with the Base Component, the “Severance Benefit”). The total amount of the Severance Benefit will be paid in equal, ratable installments in accordance with our regular payroll policies over the course of the 18 month non-compete period provided for in the agreement. If Mr. Binder becomes employed by another employer during that period, the Bonus Component will cease and his Severance Benefit will be limited to the Base Component;

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

•

Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and

•	With respect to Mr. Binder, continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date.

Termination Within Two Years After a Change in Control by Biomet Other Than For Cause, Death or Disability, or by Executive for Good Reason

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney, in the event of a termination of the executive’s employment within two years after a change in control either (1) by us for any reason other than for cause, executive’s death or executive’s disability, or (2) by executive for good reason, such executive would be entitled to the following:

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

•

Any “accrued benefits” (as defined in the respective agreement), which generally include any vested compensation deferred by the executive and not yet paid by the Company, any amounts or benefits owing to the executive under the then applicable benefit plans of the Company, and any amounts owing to the executive for reimbursement of expenses properly incurred by the executive; and

•

With respect to Mr. Binder, continued payment of Mr. Binder’s company-provided car allowance, if any, for a period of 12 months from the termination date and immediate vesting of any unvested options held by Mr. Binder as of the date his employment is terminated.

To receive the severance benefits provided under the agreement, the executive must sign a general release of claims. The agreement contains customary confidentiality, non-competition and non-solicitation provisions. Messrs. Binder’s, Florin’s, Serbousek’s and Tandy’s, and Ms. Barney’s non-competition period is 18 months following the date of termination of employment.

Furthermore, in the event that any payments made to Mr. Binder in connection with a termination of employment would be subject to excise taxes under the Code, subject to certain conditions, Biomet will “gross up” his compensation to fully offset such excise taxes.

Termination Due to Death or Disability

If any of Messrs. Binder, Florin, Serbousek or Tandy’s, or Ms. Barney’s employment is terminated due to the executive’s death or disability, the executive is entitled to receive the following:

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

•	any “accrued benefits” (as defined in the respective employment agreement).

Termination With Cause or Without Good Reason

If any of Messrs. Binder, Florin, Serbousek or Tandy’s, or Ms. Barney’s employment is terminated with “cause” or without “good reason” (as defined in the employment agreement) we will pay such executive’s base salary in effect through the termination date and any “accrued benefits” (as defined in the respective employment agreement) when due.

Potential Payments Upon Certain Terminations

This table shows the potential compensation that we would have to pay to certain named executive officers upon a termination of employment—related or unrelated to a change in control—by us without “cause” or by the executive with “good reason” (as defined in the applicable agreements), due to the executive’s death or disability, and by us with “cause” or by the executive without “good reason” (as defined in the applicable agreements). The table excludes certain amounts payable pursuant to plans that are available generally to all salaried employees. In the event of the death or disability of any of the named executive officers listed in the following table, the deceased or disabled named executive officer, or his designated beneficiaries, would also receive a payment pursuant to the terms of Biomet-funded life or disability plans, respectively, in addition to the amounts set forth below. The amounts shown assume that termination of employment was effective May 31, 2012. The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible termination event were to occur.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Payments Upon Termination or Termination in Connection With a Change in Control

	Termination in Connection with a Change in Control				Termination in Absence of a Change in Control
Name of Executive Officer	Termination without Cause or with Good Reason (1)	Termination with Cause or Resignation without Good Reason (2)	Disability (3)	Death (4)	Termination without Cause or with Good Reason (5)	Termination with Cause or Resignation without Good Reason (6)	Disability (7)	Death (8)
Jeffrey R. Binder
Estimated Value of Non-Equity Benefits and Accrued Obligations	$3,255,185	$—	552,146	552,146	$2,620,594	$—	552,146	552,146

Estimated Value of Options & Equity Awards	6,693,750	—	—	—	—	—	—	—
Total	9,948,935	—	552,146	552,146	2,620,594	—	552,146	552,146

Daniel P. Florin
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,743,520	—	272,875	272,875	986,712	—	272,875	272,875

Estimated Value of Options & Equity Awards	1,378,125	—	—	—	—	—	—	—
Total	3,121,645	—	272,875	272,875	986,712	—	272,875	272,875

Jon C. Serbousek
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,685,698	—	255,566	255,566	967,651	—	255,566	255,566

Estimated Value of Options & Equity Awards	1,378,125	—	—	—	—	—	—	—
Total	3,063,823	—	255,566	255,566	967,651	—	255,566	255,566

Bradley J. Tandy
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,424,975	—	188,911	188,911	848,786	—	188,911	188,911

Estimated Value of Options & Equity Awards	866,250	—	—	—	—	—	—	—
Total	2,291,225	—	188,911	188,911	848,786	—	188,911	188,911

Robin T. Barney
Estimated Value of Non-Equity Benefits and Accrued Obligations	1,376,631	—	234,455	234,455	750,005	—	234,455	234,455

Estimated Value of Options & Equity Awards	1,102,500	—	—	—	—	—	—	—
Total	2,479,131	—	234,455	234,455	750,005	—	234,455	234,455

(1)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012 and the value of their RSUs as of May 31, 2012.

(2)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

(3)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012.

(4)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Non-Equity Benefits and Accrued Obligations represents the payments as described in footnote 3 of this table.

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012.

(5)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012.

(6)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

(7)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

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

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012.

(8)	With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Non-Equity Benefits and Accrued Obligations represents the payments described in footnote 4 of this table.

With respect to Messrs. Binder, Florin, Serbousek and Tandy, and Ms. Barney:

Options and Equity Awards represents the difference between the exercise price and the value of LVB’s common stock on May 31, 2012 with respect to any vested options held by the executive as of May 31, 2012.

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

Non-Employee Directors’ Compensation Table

The following table shows information regarding the compensation of our non-employee directors for the 2012 fiscal year. Mr. Binder is not included in the table below because, as President and Chief Executive Officer, disclosure in respect of his compensation is presented in the Summary Compensation Table. Furthermore, as an employee director, Mr. Binder did not receive compensation in his capacity as a director.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathon J. Coslet(2)	$—	$—	$—	$—	$—	$—	$—
Michael Dal Bello(2)	—	—	—	—	—	—	—
Adrian Jones(2)	—	—	—	—	—	—	—
Michael Michelson(2)	—	—	—	—	—	—	—
Dane A. Miller, Ph.D.(1)	—	—	—	—	—	387,500	387,500
Max Lin(2)	—	—	—	—	—	—	—
Todd Sisitsky(2)	—	—	—	—	—	—	—
David McVeigh(2)	—	—	—	—	—	—	—
Andrew Y. Rhee(2)	—	—	—	—	—	—	—

(1)

On January 14, 2010, the Company entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. Dr. Miller received $0.4 million of payment, under the consulting agreement during the year ended May 31, 2012. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control.

(2)	Table excludes payments of an annual fee of $2.575 million that was paid to each of our Sponsors (or one or more of their affiliates) pursuant to our management services agreement for the fiscal year ended May 31, 2012 for services provided thereunder by employees of the Sponsors, which, may from time to time include the directors. No such services required substantial time or resources, nor were any employees specifically identified in the agreement as a service provider. Certain of our directors have relationships with the Sponsor entities which received such fees as follows: Messrs. Coslet and Sisitsky are partners of TPG Capital; Messrs. Dal Bello and McVeigh are officers of certain affiliates of The Blackstone Group L.P.; Mr. Jones is a Managing Director and Mr. Rhee is a Vice President of Goldman, Sachs & Co.; and Messrs. Michelson and Lin are executives of Kohlberg Kravis Roberts & Co. L.P. None of the directors are compensated directly on the basis of fees received by the Sponsors under the management services agreement. Please see “Note 17-Related Parties—Management Services Agreement” in Part II, Item 8 of this report.

In addition, the Company has certain other relationships with the Sponsors from time to time, including a consulting engagement with KKR Capstone (a related party of Kohlberg Kravis Roberts & Co) as described under “Note 17—Related Parties” in Part II, Item 8 of this report. Neither Mr. Michelson nor Mr. Lin is employed by or is a director or officer of KKR Capstone.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Holding owns 97.0% of the issued and outstanding capital stock of LVB. All equity interests in Holding are owned, directly or indirectly, by the Sponsor Funds and the Co-Investors.

The following table sets forth information with respect to the ownership of as of July 31, 2012 for (a) each person known by us to own beneficially more than a 5% equity interest in LVB, (b) each member of our board of directors, (c) each of our named executive officers, and (d) all of our executive officers and directors as a group. LVB has 552.3 million shares of common stock outstanding as of July 31, 2012. Share amounts indicated below reflect beneficial ownership of LVB.

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

Based solely on its review of the copies of the reports it has received, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended May 31, 2012, except for late Form 3s filed by its executive officers, directors and beneficial owners of more than 10% of LVB’s common stock.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o Biomet, Inc., 56 East Bell Drive, Warsaw, Indiana 46582.

Name and Address of Beneficial Owner	Beneficial Ownership of LVB Common Shares	Percentage Owned
LVB Acquisition Holding, LLC(1)(2)(3)(4)(5)	536,034,330	97.66%
Jeffrey R. Binder(6)	3,905,500	0.71%
Daniel P. Florin(7)	703,250	0.13%
Jon C. Serbousek(8)	600,000	0.11%
Bradley J. Tandy(9)	560,500	0.10%
Robin T. Barney(10)	646,250	0.12%
Jonathan J. Coslet(11)	0	0.00%
Michael Dal Bello(12)	0	0.00%
Adrian Jones(13)	0	0.00%
Max Lin(14)	0	0.00%
David McVeigh(12)	0	0.00%
Michael Michelson(14)	0	0.00%
Dane A. Miller(15)	12,000,000	2.19%
Andrew Y. Rhee(13)	0	0.00%
Todd Sisitsky(11)	0	0.00%
All executive officers and directors as a group (21 persons)(16)	557,008,593	100.00%

(1)	95.93% of the membership units of Holding are held by The Blackstone Funds (as defined below), The Goldman Sachs Group, Inc., KKR Biomet LLC and TPG Funds (as defined below).

(2)	The Blackstone Funds beneficially own 1,308,419.15815 membership units of Holding, including (i) 610,123.16500 membership units of Holding held by Blackstone Capital Partners V, L.P., (ii) 97,734.55100 membership units of Holding held by Blackstone Capital Partners V-AC L.P., (iii) 289,050.00000 membership units of Holding held by BCP V-S L.P., (iv) 13,731.75000 membership units of Holding held by Blackstone Family Investment Partnership V L.P., (v) 21,712.55300 membership units of Holding held by Blackstone Family Investment Partnership V-SMD L.P., (vi) 2,291.27315 membership units of Holding held by Blackstone Participation Partnership V L.P., and (vii) 273,775.86600 membership units of Holding held by BCP V Co-Investors L.P., (collectively, the “Blackstone Funds”).

Blackstone Management Associates V L.L.C is the general partner of each of Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., and BCP V Co-Investors L.P. BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C. BCP V Side-By-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership V L.P. and Blackstone Participation Partnership V L.P. Blackstone Family GP L.L.C. is the general partner of Blackstone Family Investment Partnership V-SMD L.P.

Blackstone Holdings III L.P. is the managing member and the owner of a majority in interest of BMA V L.L.C. and the sole member of BCP V Side-By-Side GP L.L.C. Blackstone Holdings III GP L.P is the general partner of Blackstone Holdings III L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Blackstone Family GP L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Mr. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the membership units beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such membership units except to the extent of its or his indirect pecuniary interest therein. The address of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)	The Goldman Sachs Group, Inc. beneficially owns 1,308,419.15815 membership units of Holding, including (i) 433,679.15808 membership units of Holding held by GS Capital Partners VI Fund, L.P., (ii) 15,413.18755 membership units of Holding held by GS Capital Partners VI GmbH & Co. KG, (iii) 360,718.75833 membership units of Holding held by GS Capital Partners VI Offshore Fund, L.P., (iv) 119,253.84819 membership units of Holding held by GS Capital Partners VI Parallel, L.P., (v) 61,875.99000 membership units of Holding held by GS LVB Co-Invest, L.P., (vi) 63,137.95000 membership units of Holding held by Goldman Sachs BMET Investors, L.P., (vii) 184,785.45000 membership units of Holding held by Goldman Sachs BMET Investors Offshore Holdings, L.P., (viii) 44,463.81600 membership units of Holding held by GS PEP Bass Holdings, L.L.C., (ix) 6,309.80000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2004-Direct Investment Fund, L.P., (x) 9,013.20000 membership units of Holding held by Goldman Sachs Private Equity Partners, 2005-Direct Investment Fund, L.P., and (xi) 9,768.00000 membership units of Holding held by Goldman Sachs Private Equity Partners IX-Direct Investment Fund, L.P. (collectively, the “GS Entities”) Affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner, managing partner or manager of the GS Entities. Goldman, Sachs & Co. is the investment manager for certain of the GS Entities. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The GS Entities share voting power and dispositive power with respect to the membership units of Holding beneficially owned by them with certain of their respective affiliates. Adrian Jones is a managing director and Andrew Y. Rhee is a vice president of Goldman, Sachs & Co. Each of Mr. Jones, Mr. Rhee and these entities disclaims beneficial ownership of these membership units, except to the extent of their pecuniary interest therein, if any. The address of the GS Entities and The Goldman Sachs Group, Inc. is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(4)	KKR Biomet LLC beneficially owns 1,340,085.82482 membership units of Holding. The address of KKR Biomet, LLC is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. KKR Biomet LLC is owned by the following entities (with percentage ownership of KKR Biomet LLC): KKR 2006 Fund L.P. (83.4%) (the “KKR 2006 Fund”), KKR PEI Investments, L.P. (11.3%)(“PEI Investments”), 8 North America Investor L.P. (3.6%)(“8 North America”), OPERF Co-Investment, LLC (0.7%)(“OPERF”), and KKR Partners III, L.P. (1.0%)(“KKR Partners III”).

As the sole general partner of the KKR 2006 Fund and as the manager of OPERF, KKR Associates 2006 L.P. may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such membership units . As the sole general partner of KKR Associates 2006 L.P., KKR 2006 GP LLC may also be deemed to share voting and dispositive power with respect to any membership units beneficially owned by the KKR 2006 Fund and by OPERF but disclaims beneficial ownership of such membership units.

As the sole general partner of PEI Investments, KKR PEI Associates, L.P. may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by PEI Investments but disclaims beneficial ownership of such membership units . As the sole general partner of KKR PEI Associates, L.P., KKR PEI GP Limited may also be deemed to share voting and dispositive power with respect to any membership units beneficially owned by PEI Investments but disclaims beneficial ownership of such membership units.

As the sole general partner of 8 North America, KKR Associates 8 NA L.P. may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by 8 North America but disclaims beneficial ownership of such membership units. As the sole general partner of KKR Associates 8 NA L.P., KKR 8 NA Limited may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by 8 North America but disclaims beneficial ownership of such membership units.

Each of KKR Fund Holdings L.P. (as the designated member of KKR 2006 GP LLC and the sole shareholder of KKR PEI GP Limited and KKR 8 NA Limited); KKR Fund Holdings GP Limited (as a

general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by the KKR 2006 Fund, OPERF , PEI Investments and 8 North America . KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P. and KKR Management LLC disclaim beneficial ownership of such membership units.

As the sole general partner of KKR Partners III, KKR III GP LLC may be deemed to share voting and dispositive power with respect to any membership units beneficially owned by KKR Partners III but disclaims beneficial ownership of such membership units.

As the designated members of KKR Management LLC and the managers of KKR III GP LLC, Henry R. Kravis and George R. Roberts may be deemed to share voting and dispositive power with respect to the membership units beneficially owned by the KKR 2006 Fund, OPERF, 8 North America, PEI Investments and KKR Partners III but disclaim beneficial ownership of such membership units.

(5)	The TPG Funds (as defined below) beneficially owns 1,308,419.15815 membership units of Holding, including (i) 50,000.00000 membership units held by TPG Partners IV, L.P., a Delaware limited partnership (“TPG Partners IV”), whose general partner is TPG GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership (“TPG Holdings”), (ii) 1,015,020.30532 membership units held by TPG Partners V, L.P., a Delaware limited partnership (“TPG Partners V”), whose general partner is TPG GenPar V, L.P., a Delaware limited partnership (“TPG GenPar V”), whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings, (iii) 2,655.60483 membership units held by TPG FOF V-A, L.P., a Delaware limited partnership (“TPG FOF A”), whose general partner is TPG GenPar V, (iv) 2,141.61680 membership units held by TPG FOF V-B, L.P., a Delaware limited partnership (“TPG FOF B”), whose general partner is TPG GenPar V, (v) 235,843.63020 membership units held by TPG LVB Co-Invest LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is TPG GenPar V, (vi) 2,758.00100 membership units held by TPG LVB Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II”, and together with TPG Partners IV, TPG Partners V, TPG FOF A, TPG FOF B and TPG Co-Invest I, the “TPG Funds”), whose managing member is TPG GenPar V. The general partner of TPG Holdings is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“TPG Advisors”). David Bonderman and James G. Coulter are directors, officers and sole shareholders of TPG Advisors and may therefore be deemed to be the beneficial owners of the membership units held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(6)	LVB common shares shown as beneficially owned by Mr. Binder reflect an aggregate of the following: (i) 147,500 common shares owned outright and (ii) 3,758,000 shares issuable upon (a) exercise of vested options and options that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing.

(7)	LVB common shares shown as beneficially owned by Mr. Florin reflect an aggregate of the following: (i) 60,000 common shares owned outright and (ii) 643,250 shares issuable upon (a) exercise of vested options and options that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing.

(8)

LVB common shares shown as beneficially owned by Mr. Serbousek reflect an aggregate of the following: (i) 15,000 common shares owned outright and (ii) 585,000 shares issuable upon (a) exercise of vested options and options that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing.

(9)	LVB common shares shown as beneficially owned by Mr. Tandy reflect an aggregate of the following: (i) 112,500 common shares owned outright and (ii) 448,000 shares issuable upon (a) exercise of vested options and options that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing.

(10)	LVB common shares shown as beneficially owned by Ms. Barney reflect an aggregate of the following: (i) 55,000 common shares owned outright and (ii) 591,250 shares issuable upon (a) exercise of vested options and options that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing.

(11)	Jonathan J. Coslet and Todd Sisitsky are each partners of TPG Global, LLC, which is an affiliate of the TPG Funds. Neither Mr. Coslet or Mr. Sisitsky have voting or investment power over and each disclaim beneficial ownership of the membership units held by the TPG Funds and the LVB common shares held by Holding. The address of Messrs. Coslet and Sisitsky is c/o TPG Global, LLC is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12)	Michael Dal Bello and David McVeigh are officers of affiliates of the Blackstone Funds and each such person disclaims beneficial ownership of the membership units held by the Blackstone Funds and the LVB common shares held by Holding. The address of each of Mr. Dal Bello and Mr. McVeigh is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(13)	Each of Adrian Jones, managing director, and Andrew Y. Rhee, Vice President, may be deemed to be a beneficial owner of the membership units of Holding held by the GS Entities and the LVB common shares held by Holding due to his status with Goldman, Sachs & Co., and each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest. The address of Mr. Jones and Mr. Rhee is c/o Goldman, Sachs & Co., 200 West Street, New York, NY 10282.

(14)	Michael M. Michelson and Max C. Lin are executives of Kohlberg Kravis Roberts & Co. L.P. Affiliates of Kohlberg Kravis Roberts & Co. L.P. may be deemed to have beneficial ownership of 1,340,085.82482 membership units of Holdings and/or the LVB common shares held by Holding. Messrs. Michelson and Lin disclaim beneficial ownership of such membership units and common shares. The address of Messrs. Michelson and Lin is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(15)	The business address of Dane A. Miller, Ph.D. is 700 Park Avenue, Suite G, Winona Lake, IN 46590.

(16)	Inclusive of 8,112,750 shares issuable upon (a) exercise of vested options and options held by all executive officers and directors as a group that will vest within 60 days of this filing and (b) settlement of vested RSUs and RSUs that will settle within 60 days of this filing held by all executive officers and directors as a group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

A description of our Company’s transactions with related persons is included in Note 17 to the consolidated financial statements.

Pursuant to our Code of Business Conduct and Ethics, all employees and directors (including our named executives) are required to avoid any personal or business influences or relationships that affect their ability to act in the best interests of the Company. If any matter exists that might be or creates the appearance of being a conflict of interest, the matter is required to be referred to our Compliance Department for interpretation and resolution. The Compliance Department reviews all such matters under the standard set forth in our Code of Business Conduct and Ethics as described above and does not approve any related party transaction unless it is in, or not inconsistent with, our best interests and, where applicable, the terms of such transaction are at least as favorable to us as could be obtained from an unrelated third party. As part of the resolution of such matters, the Compliance Department may determine that (i) no actual conflict exists, (ii) a conflict does exist which cannot be remediated, resulting in the cessation of the proposed transaction or arrangement, or (iii) a potential conflict does exist but the risk of the potential conflict can be remediated practically by imposing certain limitations on the affected employees or business transaction to ensure that the conflict does not materialize. Additionally, the LLC Agreement requires that affiliated party transactions involving the Sponsors to be approved by a super-majority of Sponsors not involved in the affiliated party transaction.

Other than as described under this heading, we have not adopted any formal policies or procedures for the review, approval or ratification of related-party transactions that may be required to be reported under the SEC’s disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by one or more of the Board of Directors, the Audit Committee or the Compensation Committee (other than the directors or committee members involved, if any) on a case-by-case basis, depending on whether the nature of the transaction would otherwise be under the purview of the Audit Committee, Compensation Committee or the Board of Directors.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by Biomet’s independent accountants in each of the last two fiscal years, in each of the following categories are:

(in millions)	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
Audit fees	$2.9	$2.4
Audit-related fees	—	0.5

Total audit and audit related fees	2.9	2.9
Tax fees	1.8	1.4
All other fees	1.2	—

Total fees	$5.9	$4.3

Fees for audit services above include those from Deloitte & Touche LLP (audit and consulting related). Fees for audit services include fees associated with the annual audit of consolidated financial statements, the reviews of the Company’s quarterly reports on Form 10-Q and SEC registration statements, audit-related accounting consultations, audit-related acquisition accounting and statutory audits required internationally. Audit-related fees principally included assistance with implementation of various rules and standards. Tax fees included tax compliance, tax advice and tax planning. All other fees primarily related to due diligence in connection with acquisitions. The Audit Committee has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for the Company by its independent accountants, subject to certain de minimis exceptions approved by the Audit Committee. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Audit Committee for approval an aggregate request for services expected to be rendered during that year for various categories of services.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following financial statements and financial statement schedules are included in Item 8 herein.

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2012 and 2011

Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Shareholder’s Equity for the years ended May 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Quarterly Results (Unaudited)

(3) Exhibits:

Refer to the Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on August 20, 2012.

LVB ACQUISITION, INC. BIOMET, INC.

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LVB Acquisition, Inc. and Biomet, Inc. and in the capacities indicated on August 20, 2012.

By:	/S/ JONATHAN J. COSLET
Jonathan J. Coslet, Director

By:	/S/ MICHAEL DAL BELLO
Michael Dal Bello, Director

By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder, President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ ADRIAN JONES
Adrian Jones, Director

By:	/S/ MAX C. LIN
Max C. Lin, Director

By:	/S/ DAVID MCVEIGH
David McVeigh, Director

By:	/S/ MICHAEL MICHELSON
Michael Michelson, Director

By:	/S/ DANE A. MILLER
Dane A. Miller, Director

By:	/S/ ANDREW Y. RHEE
Andrew Y. Rhee, Director

By:	/S/ TODD SISITSKY
Todd Sisitsky, Director

By:	/S/ DANIEL P. FLORIN
Daniel P. Florin, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 2006, amended and restated as of June 7, 2007, among Biomet, Inc., LVB Acquisition, LLC and LVB Acquisition Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007.

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007.

4.1	Senior Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.1	First Supplemental Senior Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.2	Form of 10% Senior Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.1.3	Form of 10 3/8% / 11 1/8% Senior Toggle Notes due 2017, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2	Senior Subordinated Notes Indenture, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2.1	First Supplemental Senior Subordinated Notes Indenture, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.2.2	Form of 11 5/8% Senior Subordinated Notes due 2017, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of September 25, 2007, among LVB Acquisition Merger Sub, Inc., Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.4	Registration Rights Agreement, dated as of October 16, 2007, among Biomet, Inc., the Guarantors listed therein, and Banc of America Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Bear, Stearns & Co. Inc., filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

4.5*	Senior Notes Indenture, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein and Wells Fargo Bank, National Association, as Trustee.

Exhibit No.	Exhibit

4.5.1*	Form of Regulation S Global Note, representing up to $1,000,000,000, 6.500% Senior Notes due 2020.

4.5.2*	Form of Rule 144A Global Note, Certificate No. A-1, representing up to $1,000,000,000, 6.500% Senior Notes due 2020.

4.5.3*	Form of Rule 144A Global Note, Certificate No. A-2, representing up to $1,000,000,000, 6.500% Senior Notes due 2020.

4.6*	Registration Rights Agreement, dated as of August 8, 2012, among Biomet, Inc., the Guarantors listed therein, and Goldman, Sachs & Co., Barclays Capital Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, HSBC Securities (USA) Inc., ING Financial Markets LLC, Natixis Securities Americas LLC, RBC Capital Markets, LLC, SMBC Nikko Capital Markets Limited, and UBS Securities LLC.

10.1	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.1	Guaranty (Cash Flow), dated as of September 25, 2007, among LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.2	Pledge and Security Agreement (Cash Flow), dated as of September 25, 2007, among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein, and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.3	Intercreditor Agreement, dated as of September 25, 2007, by and among Bank of America, N.A., as ABL Collateral Agent, and Bank of America, N.A., as CF Collateral Agent, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.4	Patent Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.1.5	Trademark Security Agreement, dated as of September 25, 2007, among LVB Acquisition, Inc., Biomet, Inc., Certain Subsidiaries of Biomet, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2	Credit Agreement, dated as of September 25, 2007, among Biomet, Inc., the Several Subsidiary Borrowers Party thereto, LVB Acquisition, Inc., Bank of America, N.A. and the Other Lenders Party thereto, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.2.1	Guaranty (ABL), dated as of September 25, 2007 between LVB Acquisition, Inc. and Bank of America, N.A., filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.2.2	Pledge and Security Agreement (ABL), dated as of September 25, 2007 among Biomet, Inc., LVB Acquisition, Inc., Certain Subsidiaries of Biomet, Inc. identified therein and Bank of America, N.A., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3	Corporate Integrity Agreement, dated as of September 27, 2007, by and between the Office of Inspector General of the Department of Health and Human Services and Biomet, Inc., filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.3.1	Settlement Agreement, dated as of September 27, 2007, by and between Biomet, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.4†	Biomet, Inc. Deferred Compensation Plan (Post-409A Plan), effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009 and incorporated herein by reference.

10.5†	LVB Acquisition Management Stockholders’ Agreement for Senior Executives, dated as of September 13, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5 in the Company’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.5.1†	LVB Acquisition Management Stockholders’ Agreement, dated as of November 6, 2007, by and among LVB Acquisition, Inc. and the stockholders party thereto, filed as Exhibit 10.5.1 in the Company’s Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference.

10.6	Governance Acknowledgement, dated as of September 25, 2007, by and between LVB Acquisition Holding, LLC, LVB Acquisition, Inc. and Biomet, Inc, filed as Exhibit 10.6 in the Company’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.7	Amended and Restated Registration Rights Agreement, dated as of September 27, 2007, by and among LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Biomet, Inc. and the stockholders party thereto, filed as Exhibit 10.7 in the Company’s Annual Report on Form 10-K filed on August 25, 2010 and incorporated herein by reference.

10.8†	LVB Acquisition, Inc. 2007 Management Equity Incentive Plan, adopted November 16, 2007, filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 dated May 6, 2008 and incorporated herein by reference.

10.8.1†	LVB Acquisition, Inc 2007 Management Equity Incentive Plan Amendment No. 1, adopted December 31, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K on January 6, 2011 and incorporated herein by reference.

10.9†	Biomet, Inc. Executive Annual Cash Incentive Plan, effective June 1, 2008, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

10.10†	Employment Agreement, dated as of June 11, 2008, by and among Biomet, Inc. and Jeffrey R. Binder, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008 and incorporated herein by reference.

10.10.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jeffrey R. Binder, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2009.

10.11†	Employment Agreement, dated as of February 28, 2008, by and among Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on August 28, 2008 and incorporated herein by reference.

Exhibit No.	Exhibit

10.11.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Daniel P. Florin, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on January 14, 2009 and incorporated herein by reference.

10.14†	Employment Agreement, dated as of March 3, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference.

10.14.1†	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Jon Serbousek, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on August 21, 2009 and incorporated herein by reference.

10.15†*	Employment Agreement, dated as of February 28, 2008, by and between Biomet, Inc. and Brad Tandy.

10.15.1†*	First Amendment to Employment Agreement, dated as of December 31, 2008, by and between Biomet, Inc. and Bradley J. Tandy.

10.16†	Consulting Agreement dated as of January 14, 2010 between Company and Dane A. Miller, Ph. D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.16.1†*	First Amendment to Consulting Agreement, dated September 6, 2011 between the Company and Dane A. Miller, Ph. D.

10.17	Indemnification Priority Agreement, dated as of January 11, 2010, among the Company, LVB Acquisition, Inc., The Blackstone Group, L.P., The Goldman Sachs Group, Inc., Kohlberg Kravis Roberts & Co., L.P. and TPG Capital, L.P. filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 14, 2010 and incorporated herein by reference.

10.18†*	Employment Agreement, dated September 2, 2008, by and between Biomet, Inc. and Robin T. Barney.

10.18.1†*	First Amendment to Employment Agreement, dated December 31, 2008, by and between Biomet, Inc. and Robin T. Barney.

10.20†	LVB Acquisition, Inc. Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2011 and incorporated herein by reference.

10.20.1†	LVB Acquisition, Inc. Form Restricted Stock Unit Grant Agreement, filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 15, 2011 and incorporated herein by reference.

10.21	Deferred Prosecution Agreement, dated March 26, 2012, between Biomet, Inc. and the United States Department of Justice, Criminal Division, Fraud Section, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 28, 2012 and incorporated herein by reference.

10.22	Asset Purchase Agreement, dated April 2, 2012, between Biomet, Inc. and DePuy Orthopaedics, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 5, 2012 and incorporated herein by reference.

10.22.1	Amendment No. 1 dated June 1, 2012, between DePuy Orthopaedics, Inc. and Biomet, Inc., to the Asset Purchase Agreement, dated as of April 2, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 5, 2012 and incorporated herein by reference.

10.23†*	LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan dated July 31, 2012.

10.23.1†	LVB Acquisition, Inc. 2012 Form Restricted Stock Unit Grant Agreement, filed as Exhibit (d)(2) to the Company’s Schedule TO on July 2, 2012 and incorporated herein by reference.

Exhibit No.	Exhibit

10.24†	Form of Management Equity Incentive Plan Stock Option Grant Agreement, filed as Exhibit (d)(3) to the Company’s Schedule TO on July 2, 2012 and incorporated herein by reference.

10.25	Amendment and Restatement Agreement dated as of August 2, 2012, among Biomet, Inc., LVB Acquisition, Inc., Bank of America, N.A., and each of the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on form 8-K on August 6, 2012 and incorporated herein by reference.

10.26†*	Management Services Agreement dated September 25, 2007, by and among LVB Acquisition Merger Sub, Inc., LVB Acquisition Holding, LLC, LVB Acquisition, Inc., Blackstone Management Partners V L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P. and TPG Capital, L.P.

12*	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, as amended on May 6, 2009, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.

21*	Subsidiaries of Biomet, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.