Form 10-Q
period 2012-08-31
BIOMET INC; LVB Acquisition, Inc.
filed 2012-10-15
CIK 351346, 1402366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012.

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

                             LVB ACQUISITION, INC.        Yes  ☐    No  ☑

                             BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of September 30, 2012:

LVB ACQUISITION, INC.              552,361,917 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended August 31, 2012 and August 31, 2011	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2012 and August 31, 2011	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended August 31, 2012 and August 31, 2011	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2012 and August 31, 2011	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
	Item 4.	Controls and Procedures	44

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	44
	Item 1A.	Risk Factors	44
	Item 6.	Exhibits	44

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

Item 1.	Condensed Consolidated Financial Statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
	August 31, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$619.2	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $37.2 ($36.5 at May 31, 2012)	487.7	491.6
Investments	2.5	2.5
Income tax receivable	5.6	5.0
Inventories	650.2	543.2
Deferred income taxes	53.4	52.5
Prepaid expenses and other	145.0	124.1

Total current assets	1,963.6	1,711.3
Property, plant and equipment, net	668.2	593.6
Investments	15.2	13.9
Intangible assets, net	3,940.9	3,930.4
Goodwill	4,182.2	4,114.4
Other assets	81.1	56.8

Total assets	$10,851.2	$10,420.4

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.7	$35.6
Accounts payable	107.7	116.2
Accrued interest	108.4	56.5
Accrued wages and commissions	99.0	122.0
Other accrued expenses	169.7	180.2

Total current liabilities	520.5	510.5
Long-term liabilities:
Long-term debt, net of current portion	6,246.2	5,792.2
Deferred income taxes	1,192.4	1,257.8
Other long-term liabilities	200.5	177.8

Total liabilities	8,159.6	7,738.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,361,917 and 552,308,376 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,642.9	5,623.3
Accumulated deficit	(3,101.1)	(3,069.6)
Accumulated other comprehensive income	144.3	122.9

Total shareholders’ equity	2,691.6	2,682.1

Total liabilities and shareholders’ equity	$10,851.2	$10,420.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss.

(in millions)

	(Unaudited)
	For the Three Months Ended August 31,
	2012	2011
Net sales	$707.4	$664.6
Cost of sales	228.1	215.3

Gross profit	479.3	449.3
Selling, general and administrative expense	296.1	261.6
Research and development expense	35.8	32.0
Amortization	78.4	83.0

Operating income (loss)	69.0	72.7
Interest expense	117.1	125.4
Other (income) expense	37.5	7.2

Other expense, net	154.6	132.6

Loss before income taxes	(85.6)	(59.9)
Benefit from income taxes	(54.1)	(20.7)

Net loss	(31.5)	(39.2)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	0.8	4.7
Interest rate swap unrealized gain (loss)	(2.6)	5.9
Foreign currency related gains (losses)	23.2	12.4
Unrecognized actuarial gain (loss) on pension assets	—	0.1

Other comprehensive income	21.4	23.1

Comprehensive loss	$(10.1)	$(16.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Three Months Ended
(in millions)	August 31, 2012	August 31, 2011(1)
Cash flows provided by (used in) operating activities:
Net loss	$(31.5)	$(39.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120.6	129.8
Amortization and write off of deferred financing costs	7.0	2.8
Stock-based compensation expense	19.1	4.7
Loss on extinguishment of debt	38.0	—
Provision for (recovery) of doubtful accounts receivable	1.3	(2.5)
Loss on impairment of investments	—	9.2
Deferred income taxes	(68.9)	(67.0)
Other	(1.3)	(0.6)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	5.8	21.3
Inventories	(21.2)	(2.7)
Prepaid expenses	(4.2)	2.7
Accounts payable	(8.1)	(1.5)
Income taxes	(4.2)	22.4
Accrued interest	51.9	67.8
Accrued expenses and other	(18.8)	(24.1)

Net cash provided by operating activities	85.5	123.1
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	33.7
Purchases of investments	—	(0.2)
Net proceeds from sale of property and equipment	—	0.1
Capital expenditures	(53.1)	(39.2)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(5.9)	(3.9)

Net cash used in investing activities	(339.0)	(9.5)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.4)	(0.5)
Payments under senior secured credit facilities	(8.5)	(8.9)
Proceeds from Senior notes	1,000.0	—
Tender of Senior notes	(581.7)	—
Payment of fees related to refinancing activities	(30.1)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	—	(0.3)

Net cash provided by (used in) financing activities	379.3	(9.7)
Effect of exchange rate changes on cash	1.0	(0.5)

Increase in cash and cash equivalents	126.8	103.4
Cash and cash equivalents, beginning of period	492.4	327.8

Cash and cash equivalents, end of period	$619.2	$431.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$62.5	$55.0

Income taxes	$22.0	$20.7

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets.

(in millions, except shares)

	(Unaudited)
(in millions)	August 31, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$619.2	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $37.2 ($36.5 at May 31, 2012)	487.7	491.6
Investments	2.5	2.5
Income tax receivable	5.6	5.0
Inventories	650.2	543.2
Deferred income taxes	53.4	52.5
Prepaid expenses and other	145.0	124.1

Total current assets	1,963.6	1,711.3
Property, plant and equipment, net	668.2	593.6
Investments	15.2	13.9
Intangible assets, net	3,940.9	3,930.4
Goodwill	4,182.2	4,114.4
Other assets	81.1	56.8

Total assets	$10,851.2	$10,420.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$35.7	$35.6
Accounts payable	107.7	116.2
Accrued interest	108.4	56.5
Accrued wages and commissions	99.0	122.0
Other accrued expenses	169.7	180.2

Total current liabilities	520.5	510.5
Long-term liabilities:
Long-term debt, net of current portion	6,246.2	5,792.2
Deferred income taxes	1,192.4	1,257.8
Other long-term liabilities	200.5	177.8

Total liabilities	8,159.6	7,738.3
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,648.4	5,628.8
Accumulated deficit	(3,101.1)	(3,069.6)
Accumulated other comprehensive income	144.3	122.9

Total shareholder’s equity	2,691.6	2,682.1

Total liabilities and shareholder’s equity	$10,851.2	$10,420.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss.

(in millions)

	(Unaudited) For the Three Months Ended August 31,
	2012	2011
Net sales	$707.4	$664.6
Cost of sales	228.1	215.3

Gross profit	479.3	449.3
Selling, general and administrative expense	296.1	261.6
Research and development expense	35.8	32.0
Amortization	78.4	83.0

Operating income (loss)	69.0	72.7
Interest expense	117.1	125.4
Other (income) expense	37.5	7.2

Other expense, net	154.6	132.6

Loss before income taxes	(85.6)	(59.9)
Benefit from income taxes	(54.1)	(20.7)

Net loss	(31.5)	(39.2)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available for sale securities	0.8	4.7
Interest rate swap unrealized gain (loss)	(2.6)	5.9
Foreign currency related gains (losses)	23.2	12.4
Unrecognized actuarial gain (loss) on pension assets	—	0.1

Other comprehensive income	21.4	23.1

Comprehensive loss	$(10.1)	$(16.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows.

(in millions)

	(Unaudited) Three Months Ended
(in millions)	August 31, 2012	August 31, 2011(1)
Cash flows provided by (used in) operating activities:
Net loss	$(31.5)	$(39.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120.6	129.8
Amortization and write off of deferred financing costs	7.0	2.8
Stock-based compensation expense	19.1	4.7
Loss on extinguishment of debt	38.0	—
Provision for (recovery) of doubtful accounts receivable	1.3	(2.5)
Loss on impairment of investments	—	9.2
Deferred income taxes	(68.9)	(67.0)
Other	(1.3)	(0.6)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	5.8	21.3
Inventories	(21.2)	(2.7)
Prepaid expenses	(4.2)	2.7
Accounts payable	(8.1)	(1.5)
Income taxes	(4.2)	22.4
Accrued interest	51.9	67.8
Accrued expenses and other	(18.8)	(24.1)

Net cash provided by operating activities	85.5	123.1
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	33.7
Purchases of investments	—	(0.2)
Net proceeds from sale of property and equipment	—	0.1
Capital expenditures	(53.1)	(39.2)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(5.9)	(3.9)

Net cash used in investing activities	(339.0)	(9.5)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.4)	(0.5)
Payments under senior secured credit facilities	(8.5)	(8.9)
Proceeds from Senior notes	1,000.0	—
Tender of Senior notes	(581.7)	—
Payment of fees related to refinancing activities	(30.1)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	—	(0.3)

Net cash provided by (used in) financing activities	379.3	(9.7)
Effect of exchange rate changes on cash	1.0	(0.5)

Increase in cash and cash equivalents	126.8	103.4
Cash and cash equivalents, beginning of period	492.4	327.8

Cash and cash equivalents, end of period	$619.2	$431.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$62.5	$55.0

Income taxes	$22.0	$20.7

(1)	Certain amounts have been adjusted to conform to the current presentation.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “2012 Form 10-K”).

The May 31, 2012 balances have been derived from the audited financial statements included in the 2012 Form 10-K.

Recent Accounting Pronouncements

Goodwill Impairment Testing—In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The changes to Topic 350 were effective for the Company beginning June 1, 2012 and will be applied prospectively. The Company is currently evaluating if this accounting pronouncement is expected to have a material impact on the Company’s consolidated financial statements.

Note 2—Acquisition.

Trauma Acquisition

On May 24, 2012, DePuy Orthopaedics, Inc. accepted the Company’s binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business (“Trauma Acquisition”), which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body, including certain intellectual property assets, and to assume certain liabilities, for approximately $280.0 million in cash. The Company acquired the DePuy worldwide trauma business to strengthen its trauma business and to continue to build a stronger presence in the global trauma market. Trauma Acquisition net sales for the three months ended August 31, 2012 was $38.8 million.

On June 15, 2012, the Company announced the initial closing of the transaction, acquiring DePuy’s trauma operations in the U.S., the United Kingdom, Australia, New Zealand and Japan, as well as DePuy’s trauma manufacturing operations in Le Locle, Switzerland. On July 13, 2012, the Company closed in Belgium, France, Germany, Luxembourg, The Netherlands, Portugal, South Africa, Spain, Ireland, Italy and the Switzerland non-manufacturing unit. In August, the Company closed on ten additional countries including China. Subsequent closings for the remaining countries will occur on a staggered basis and, in general, are expected to be completed within six months of the initial closing. DePuy affiliates will serve as the Company’s interim distributors in these countries until these operations are fully transitioned to the Company. The remaining countries to close represent approximately 5% of historical sales levels of the acquired business.

The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of August 31, 2012 certain closings had not yet closed, therefore the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in fiscal year 2013 after all countries have closed and valuations are finalized.

Note 2—Acquisition, Continued.

The preliminary purchase price allocation at August 31, 2012 consisted of the following:

(in millions)	August 31, 2012
Inventory	$105.0
Prepaid expenses and other	8.2
Instruments	31.3
Other property, plant and equipment	23.3
Intangible assets	70.0
Goodwill	42.2

Preliminary purchase price	$280.0

The asset purchase agreement contains a provision requiring an adjustment to the purchase price if the amount of delivered inventory and/or instruments is more or less than the target amount of these items. The Company does not expect an adjustment to the purchase price as a result of this provision. The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three months ended August 31, 2012 were $6.9 million and are recorded in cost of sales and selling, general and administrative expenses. The Company does not expect the goodwill value to be tax deductible.

The pro forma information required under Accounting Standards Codification 805 is impracticable to include due to different fiscal year ends and individual country closings.

Note 3—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	August 31, 2012	May 31, 2012
Raw materials	$85.3	$78.3
Work-in-process	51.5	42.4
Finished goods	513.4	422.5

Inventories, net	$650.2	$543.2

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

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Note 4—Property, Plant and Equipment, Continued.

Property, plant and equipment consisted of the following:

(in millions)	August 31, 2012	May 31, 2012
Land and land improvements	$40.4	$40.2
Buildings and leasehold improvements	92.8	89.9
Machinery and equipment	373.3	342.3
Instruments	717.6	633.3
Construction in progress	32.9	29.1

Total property, plant and equipment	1,257.0	1,134.8
Accumulated depreciation	(588.8)	(541.2)

Total property, plant and equipment, net	$668.2	$593.6

Note 5—Investments.

At August 31, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.2	$—	$0.4
Time deposit	9.5	—	—	9.5
Greek bonds	6.4	0.6	—	7.0

Total available-for-sale investments	$16.1	$0.8	$—	$16.9

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.8	$—	$—	$0.8

Total trading investments	$0.8	$—	$—	$0.8

At May 31, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.4	$—	$(0.2)	$0.2
Time deposit	9.5	—	—	9.5
Greek bonds	6.3	—	—	6.3

Total available-for-sale investments	$16.2	$—	$(0.2)	$16.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.4	$—	$—	$0.4

Total trading investments	$0.4	$—	$—	$0.4

The Company recorded proceeds on the sales/maturities of investments of $33.7 million for the three months ended August 31, 2011, and no proceeds during the three months ended August 31, 2012.

The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 1 to 30 years. At August 31, 2012 the face value of the bonds was $15.8 million. The Company recorded realized losses of $9.2 million on the Greek bonds related to other-than-temporary impairment for the three months ended August 31, 2011, which is included in other (income) expense. There was no other-than-temporary impairment for the three months ended August 31, 2012 as fair value was higher than cost.

Note 6—Goodwill and Other Intangible Assets.

The balance of goodwill as of August 31, 2012 and May 31, 2012 was $4,182.2 million and $4,114.4 million, respectively. The change in goodwill is primarily related to the goodwill recorded related to the trauma acquisition, which is described in Note 2 – Acquisitions. The increase in goodwill was also due to foreign currency fluctuations as the euro strengthened against the U.S. dollar.

The Company uses an accelerated method for amortizing customer relationship intangibles as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization and partially offset by the strengthening of the euro against the U.S. dollar.

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

Intangible assets consisted of the following at August 31, 2012 and May 31, 2012:

(in millions)	August 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,698.1	$(406.3)	$1,291.8
Completed technology	604.2	(218.0)	386.2
Product trade names	192.5	(55.6)	136.9
Customer relationships	2,387.1	(708.0)	1,679.1
Non-compete contracts	4.6	(3.3)	1.3

Sub-total	4,886.5	(1,391.2)	3,495.3
Corporate trade names	312.2	—	312.2
Currency translation	166.8	(33.4)	133.4

Total	$5,365.5	$(1,424.6)	$3,940.9

(in millions)	May 31, 2012
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,856.1	$(185.7)	$1,670.4	$(457.7)	$74.3	$1,287.0
Completed technology	594.2		594.2	(206.7)	—	387.5
Product trade names	184.5	—	184.5	(52.6)	—	131.9
Customer relationships	2,666.1	(306.8)	2,359.3	(859.3)	191.6	1,691.6
Non-compete contracts	4.6	—	4.6	(3.1)	—	1.5

Sub-total	5,305.5	(492.5)	4,813.0	(1,579.4)	265.9	3,499.5
Corporate trade names	323.5	(11.3)	312.2	—	—	312.2
Currency translation	147.2	—	147.2	(28.5)	—	118.7

Total	$5,776.2	$(503.8)	$5,272.4	$(1,607.9)	$265.9	$3,930.4

Note 6—Goodwill and Other Intangible Assets, Continued.

The weighted average useful life of the intangibles at August 31, 2012 is as follows:

Weighted Average Useful Life
Core technology	16 Years
Completed technology	10 Years
Product trade names	14 Years
Customer relationships	15 Years
Non-compete contracts	2 Years
Corporate trade names	Indefinite life

Expected amortization expense for the intangible assets stated above, for the years ending May 31, 2013 through 2017 is $291.7 million, $282.6 million, $273.1 million, $267.7 million, and $263.6 million, respectively.

Note 7—Debt.

The terms and carrying value of each debt instrument at August 31, 2012 and May 31, 2012 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	August 31, 2012		May 31, 2012
Debt Instruments
European facilities	No Maturity Date	Interest Free	EUR		€2.5		€2.8
					$3.1		$3.5
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$1,221.7		$2,234.7
Term loan facility	July 25, 2017	LIBOR + 3.75%	USD		$1,007.2		$—
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€202.1		€835.6
					$253.3		$1,039.6
Term loan facility	July 25, 2017	LIBOR + 4.00%	EUR		€631.3		€—
					$791.1		$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 2.00%	USD		—		—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 2.00%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	September 25, 2013	LIBOR + 1.25%	USD		—		—
Senior cash pay notes	October 15, 2017	10%	USD		$761.0		$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% /11 1/8%	USD		$227.3		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$1,015.0		$1,015.0
Senior notes	August 1, 2020	6 1/2%	USD		$1,000.0		$—
Premium on notes					$2.2		$3.0

Total debt					$6,281.9		$5,827.8

Notes Offerings and Concurrent Tender Offers

On August 8, 2012, Biomet, Inc. completed its offering of $1,000.0 million aggregate principal amount of new 6.500% senior notes due 2020. The Company used the net proceeds of that offering to fund a tender offer for any and all of its outstanding 10 3/8%/11 1 /8% Senior PIK Toggle Notes (“10 3/8%/11 1/8% Senior Toggle Notes”) due 2017 including related fees and expenses, to redeem the remaining 10 3/8%/11 1/8% Senior Toggle Notes not tendered in the tender offer and to redeem $140.0 million aggregate principal amount of the 11 5/8% Senior Subordinated Notes. As of August 31, 2012, approximately 70% of the 10 3/8%/11 1/8% Senior Toggle Notes were tendered. The remaining Senior Toggle Notes and $140.0 million aggregate principal amount of the 11 5/8% Senior Subordinated Notes were redeemed in September 2012.

During the first quarter of fiscal 2013, the Company recorded a loss on the retirement of bonds of $38.0 million, in other (income) expense, related to tendered premium and wrote off $4.1 million, in other (income) expense, of deferred financing fees related to the tender offer described above and the replacement of the existing cash flow revolvers described below.

Note 7—Debt, Continued.

Amendment and Restatement Agreement-Senior Secured Credit Facilities

On August 2, 2012, the Company entered into an amendment and restatement agreement that amended its existing senior secured credit facilities. The amendment (i) extends the maturing of approximately $1,007.2 million of its U.S. dollar-denominated term loans and approximately €631.3 million of its euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinances and replaces the existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinances and replaces the existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

The Company currently elects to use 3-month LIBOR for setting the interest rates on the majority of its U.S. dollar and euro term loans. The 3-month LIBOR rate for the U.S. dollar term loan as of August 31, 2012 was 0.47%. The euro term loan had a 3-month LIBOR rate of 0.56% as of August 31, 2012. The Company’s term loan facilities require payments each year in an amount equal to 0.25% of the product of (i) the aggregate principal amount of all euro term loans and dollar term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro term B loans and dollar term B loans outstanding on the restatement effective date (after giving effect to the conversions to occur on the restatement effective date pursuant to Section 2.01 (a) of the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on the restatement effective date and 0.25% of the aggregate principal amount of all euro term B-1 loans and dollar term B-1 in equal calendar quarterly installments until maturity of the loan. Through August 31, 2012, the total amount of required payments under the Company’s term loan facilities was $8.5 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.2532 and $1.2441, which represents the currency exchange rate from euros to U.S. dollars on August 31, 2012 and May 31, 2012, respectively.

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each calendar quarter. The remaining term loan interest is paid monthly. Interest on the 2017 notes is paid semiannually in October and April. Interest on the new senior notes is paid semiannually in February and August.

The Company’s revolving borrowing base available under all debt facilities at August 31, 2012 was $666.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.

As of August 31, 2012, $27.9 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $28.9 million of new financing fees related to the refinancing referenced above are also in long-term assets and will be amortized through interest expense over the remaining live of the new debt instruments under the effective interest method.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay, the new senior notes and the PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.

Subsequent Events

On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% Senior Notes due 2020 as part of a further issuance of the $1,000.0 million 6.500% Senior Notes offering on August 8, 2012. The Company expects to use the net proceeds of this offering to fund a tender offer for any and all of its 10% Senior Notes due 2017 (“Existing Senior Notes”), including related fees and expenses. Concurrently with this offering the Company also completed it’s offering of $800.0 million aggregate principal amount of 6.500% Senior Subordinated Notes due 2020. The Company expects to use the net proceeds of the Subordinated Notes offering together with cash on hand and other sources, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes due 2017 (“Existing Senior Subordinated Notes”), including related fees and expenses. $343.4 million in aggregate principal amount, or approximately 45.12% of the Existing Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount, or approximately 43.91% of the Existing Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2012. Biomet has called for redemption all outstanding Existing Senior Notes and Existing Senior Subordinated Notes not accepted for purchase in the Tender Offer.

Note 7—Debt, Continued.

The Company estimates that the total loss on extinguishment of debt related to all refinancing activities will be approximately $169.0 million after completion of refinancing activities expected to occur in the second quarter of fiscal 2013.

Joinder Agreement

On October 4, 2012, LVB, Biomet and certain of its subsidiaries entered into a joinder agreement (the “Joinder”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender” on the signature pages thereto. The Joinder was entered into pursuant to that certain Credit Agreement, dated as of September 25, 2007, as amended and restated by that certain Amendment and Restatement Agreement dated as of August 2, 2012 (the “Amendment”), by and among Biomet, LVB, certain subsidiaries of Biomet, Bank of America, N.A. and each lender from time to time party thereto. The Amendment, among other things, provides Biomet with the ability to request an extension of the scheduled maturity dates of its existing term loans in one or more series of tranches.

By entering into the Joinder, the joining lenders party thereto have agreed to extend the maturity of (i) approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and (ii) approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the Joinder are on terms identical to the terms loans that were extended pursuant to the Amendment. The remaining term loans of the lenders who have not elected to extend their loans will continue to mature on March 25, 2015.

In addition, Biomet is required to pay an extension fee of 0.15% of the aggregate amount of each extending lender’s respective term loans as the effective date of the Joinder.

Note 8—Fair Value Measurements.

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

Note 8—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at August 31, 2012 and May 31, 2012:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$481.7	$481.7	$—	$—
Time deposits	36.4	—	36.4	—
Greek bonds	7.0	—	7.0	—
Pension plan assets	111.6	—	111.6	—
Foreign currency exchange contracts	0.1	—	0.1	—
Other	0.4	0.2	—	0.2

Total assets	$637.2	$481.9	$155.1	$0.2

Liabilities:
Interest rate swaps	$80.4	$—	$80.4	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$80.5	$—	$80.5	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$303.1	$303.1	$—	$—
Time deposits	36.3	—	36.3	—
Greek bonds	6.3	—	6.3	—
Pension plan assets	108.7	—	108.7	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.2	—	—	0.2

Total assets	$454.8	$303.1	$151.5	$0.2

Liabilities:
Interest rate swaps	$76.2	$—	$76.2	$—
Foreign currency exchange contracts	0.2	—	0.2	—

Total liabilities	$76.4	$—	$76.4	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of August 31, 2012 and May 31, 2012, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The estimated fair value of the Company’s long-term debt, including the current portion, at August 31, 2012 was $6,453.4 million, compared to a carrying value of $6,281.9 million. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended August 31, 2012 and August 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of August 31, 2012, the Company’s net investment in European subsidiaries totaled €1,806.4 million ($2,263.8 million) and the outstanding principal balance of the euro term loan was €833.4 million ($1,044.4 million). The difference of €973.0 million ($1,219.4 million) is unhedged as of August 31, 2012. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of August 31, 2012, the Company had a swap liability of $80.4 million, which consisted of $30.2 million short-term and $53.2 million long-term, partially offset by a $3.0 million credit valuation adjustment. As of May 31, 2012, the Company had a swap liability of $76.2 million, which consisted of $36.0 million short-term and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment.

The table below summarizes existing swap agreements:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			August 31, 2012	May 31, 2012
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 year	EUR	€230.0	September 25, 2007	September 25, 2012	$(0.8)	$(3.5)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(1.1)	(1.4)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(11.9)	(9.5)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(11.6)	(9.3)
5 year	USD	$585.0	September 25, 2007	September 25, 2012	(1.9)	(8.9)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(3.1)	(4.2)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(8.4)	(9.0)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(10.3)	(10.5)
2 year	USD	190.0	March 25, 2013	March 25, 2015	(2.0)	(1.0)
3 year	USD	270.0	December 27, 2013	September 25, 2016	(6.2)	(3.8)
5 year	USD	350.0	September 25, 2012	September 25, 2017	(13.1)	(8.0)
5 year	USD	350.0	September 25, 2012	September 25, 2017	(13.0)	(7.9)
Credit valuation adjustment					3.0	0.8

Total interest rate instruments					$(80.4)	$(76.2)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three months ended August 31, 2012 and 2011:

(in millions)	Three Months Ended	Three Months Ended
Derivatives in cash flow hedging relationship	August 31, 2012	August 31, 2011
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$(4.2)	$9.0
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—

Note 9—Derivative Instruments and Hedging Activities, Continued.

As of August 31, 2012, the effective interest rate, including the applicable lending margin, on 58.10% ($1,295.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 7.18% through the use of interest rate swaps. The effective interest rate on 32.40% (€270.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 8.12% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.57% and 3.83%, respectively. As of August 31, 2012 and May 31, 2012, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 7.54% and 7.80%, respectively.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of August 31, 2012, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.1 million recorded in prepaid expenses and other and liabilities of $0.1 million recorded in other accrued expenses.

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

Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	August 31, 2012	May 31, 2012
Unrealized loss on available-for-sale securities, net of tax	$0.3	$(0.5)
Unrealized gain (loss) on interest rate swaps, net of tax	(49.9)	(47.3)
Foreign currency translation adjustments	196.9	173.7
Unrecognized actuarial gain (loss) on pension assets, net of tax	(3.0)	(3.0)

	$144.3	$122.9

Note 11—Stock-based Compensation and Stock Plans.

The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $19.1 million and $4.7 million for the three months ended August, 2012 and 2011, respectively. The increase in the expense was related to the modification that is described below.

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

The objective of the tender offer was to provide employees who elected to participate with new options and new restricted stock units, the terms of which preserve the original incentive effect of the Company’s equity incentive programs in light of market and industry-wide economic conditions. The terms of the new stock options differed in respect to the tendered options principally with respect to:

Note 11—Stock-based Compensation and Stock Plans, Continued.

•	Exercise Price—The exercise price for the new stock options was lowered to the current fair value of $7.88 per share.

•

Vesting Periods—All prior options that were vested as of the completion date of the tender offer remain vested. All time-vesting options which were unvested as of the completion date of the tender offer will continue to vest on the same schedule on which they were originally granted. All unvested replacement extended time vesting options and modified performance options will vest on a schedule which is generally two years longer than the original vesting schedule, but in no case past 2017.

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

The terms of the new restricted stock units are different from the tendered restricted stock units with respect to the vesting schedule, performance conditions and settlement. The new restricted stock units are granted subject to either a time-based vesting or a performance-based vesting requirement. Unlike the exchanged restricted stock units, the new restricted stock units do not vest in full on May 31, 2016 regardless of satisfaction of the vesting conditions. In addition, following the termination of employment with the Company, new restricted stock units, whether vested or unvested, will be forfeited if such employee provides services to any competitor of the Company. In addition, participants holding new restricted stock units will also receive new awards called management dividend awards representing the right to receive a cash payment. Management dividend awards vest on a one-to-one basis with each new time-based restricted stock unit. Vested management dividend awards will be paid by cash distributions promptly following each anniversary of the grant date until the earlier of an initial public offering of the Company or the fifth anniversary of the grant date, subject to withholding taxes. Upon termination of employment for any reason, management dividend awards will be forfeited. The new restricted stock units were granted under the Company’s 2012 Restricted Stock Unit Plan, which was adopted by LVB on July 31, 2012. The maximum number of shares of common stock, par value $0.01 per share, that may be issued under the Company’s 2012 Restricted Stock Unit Plan is 14,000,000, subject to adjustment as described in the Plan.

Note 12—Income Taxes.

The Company applies guidance issued by the FASB for uncertainty in income taxes. The Company records the liability for unrecognized tax benefits (“UTBs”) as a long-term liability.

The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as Australia, Canada, France, Germany, Japan, Netherlands, Spain, the United Kingdom and the United States. In addition, certain state and foreign tax returns are under examination by various regulatory authorities. The Company is no longer subject to U.S. federal income tax examinations for the fiscal years prior to and including the year ended May 31, 2008.

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of August 31, 2012, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

The Company’s effective income tax rate was 63.2% for the three months ended August 31, 2012 compared to 34.6% for the three months ended August 31, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The Company’s effective income tax rate for the three months ended August 31, 2012 is higher than the effective income tax rates for the three months ended August 31, 2011 primarily due to updated assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and July 2011, respectively, had the effect of increasing the quarterly income tax benefit by $4.0 million in the three months ended August 31, 2012 and increasing the quarterly income tax benefit by $7.0 million in the three months ended August 31, 2011.

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

Net sales by product category for the three months ended August 31, 2012 and 2011 were as follows:

	Three Months Ended August 31,
(in millions)	2012	2011(1)
Net sales by product:
Large Joint Reconstructive	$393.0	$397.0
S.E.T.	127.3	81.8
Spine & Bone Healing	77.9	74.6
Dental	57.0	59.3
Other	52.2	51.9

Total	$707.4	$664.6

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geography for the three months ended August 31, 2012 and 2011 were as follows:

	Three Months Ended August 31,
(in millions)	2012	2011
Net sales by geography:
United States	$452.2	$414.7
Europe	142.9	148.5
International(1)	112.3	101.4

Total	$707.4	$664.6

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of August 31, 2012 and May 31, 2012 were as follows:

(in millions)	August 31, 2012	May 31, 2012
Long-term assets (1) by geography:
United States	$6,835.2	$6,817.5
Europe	823.9	722.7
International	1,132.2	1,098.2

Total	$8,791.3	$8,638.4

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 14—Guarantor and Non-Guarantor Financial Statements.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior cash pay, new senior notes and PIK toggle notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described in Note 7.

The following financial information illustrates the composition of the combined guarantor subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$410.1	$209.1	$—	$619.2
Accounts receivable, net	—	242.5	245.2	—	487.7
Investments	—	—	2.5	—	2.5
Income tax receivable	—	1.9	3.7	—	5.6
Inventories, net	—	309.2	341.0	—	650.2
Deferred income taxes	—	44.8	8.6	—	53.4
Prepaid expenses and other	—	58.8	86.2	—	145.0

Total current assets	—	1,067.3	896.3	—	1,963.6
Property, plant and equipment, net	—	352.4	315.8	—	668.2
Investments	—	10.7	4.5		15.2
Investment in subsidiaries	9,078.8	—	—	(9,078.8)	—
Intangible assets, net	—	3,176.7	764.2	—	3,940.9
Goodwill	—	3,320.7	861.5	—	4,182.2
Other assets	—	66.7	14.4	—	81.1

Total assets	$9,078.8	$7,994.5	$2,856.7	$(9,078.8)	$10,851.2

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.4	$—	$1.3	$—	$35.7
Accounts payable	—	52.2	55.5	—	107.7
Accrued interest	108.4	—	—	—	108.4
Accrued wages and commissions	—	52.2	46.8	—	99.0
Other accrued expenses	—	113.8	55.9	—	169.7

Total current liabilities	142.8	218.2	159.5	—	520.5
Long-term debt	6,244.4	—	1.8	—	6,246.2
Deferred income taxes	—	999.7	192.7	—	1,192.4
Other long-term liabilities	—	150.5	50.0	—	200.5

Total liabilities	6,387.2	1,368.4	404.0	—	8,159.6
Shareholder’s equity	2,691.6	6,626.1	2,452.7	(9,078.8)	2,691.6

Total liabilities and shareholder’s equity	$9,078.8	$7,994.5	$2,856.7	$(9,078.8)	$10,851.2

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

	May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$190.1	$302.3	$—	$492.4
Accounts receivable, net	—	227.6	264.0	—	491.6
Investments	—	—	2.5	—	2.5
Income tax receivable	—	2.1	2.9	—	5.0
Inventories, net	—	288.7	254.5	—	543.2
Deferred income taxes	—	42.3	10.2	—	52.5
Prepaid expenses and other	—	48.8	75.3	—	124.1

Total current assets	—	799.6	911.7	—	1,711.3
Property, plant and equipment, net	—	320.1	273.5	—	593.6
Investments	—	10.1	3.8		13.9
Investment in subsidiaries	8,562.9	—	—	(8,562.9)	—
Intangible assets, net	—	3,239.3	691.1	—	3,930.4
Goodwill	—	3,271.4	843.0	—	4,114.4
Other assets	—	45.6	11.2	—	56.8

Total assets	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.3	$—	$1.3	$—	$35.6
Accounts payable	—	71.5	44.7	—	116.2
Accrued interest	56.5	—	—	—	56.5
Accrued wages and commissions	—	69.5	52.5	—	122.0
Other accrued expenses	—	106.1	74.1	—	180.2

Total current liabilities	90.8	247.1	172.6	—	510.5
Long-term debt	5,790.0	—	2.2	—	5,792.2
Deferred income taxes	—	1,065.7	192.1	—	1,257.8
Other long-term liabilities	—	131.6	46.2	—	177.8

Total liabilities	5,880.8	1,444.4	413.1	—	7,738.3
Shareholder’s equity	2,682.1	6,241.7	2,321.2	(8,562.9)	2,682.1

Total liabilities and shareholder’s equity	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$464.8	$242.6	$—	$707.4
Cost of sales	—	184.3	43.8	—	228.1

Gross profit	—	280.5	198.8	—	479.3
Operating expenses	—	286.1	124.2	—	410.3

Operating income (loss)	—	(5.6)	74.6	—	69.0
Other (income) expense, net	159.3	(1.3)	(3.4)	—	154.6

Income (loss) before income taxes	(159.3)	(4.3)	78.0	—	(85.6)
Tax expense (benefit)	(60.5)	(1.7)	8.1	—	(54.1)
Equity in earnings of subsidiaries	67.3	—	—	(67.3)	—

Net income (loss)	$(31.5)	$(2.6)	$69.9	$(67.3)	$(31.5)

Other comprehensive income (loss)	$(2.6)	$—	$24.0	$—	$21.4
Total comprehensive income (loss)	$(34.1)	$(2.6)	$93.9	$(67.3)	$(10.1)

	Three Months Ended August 31, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$426.7	$237.9	$—	$664.6
Cost of sales	—	121.3	94.0	—	215.3

Gross profit	—	305.4	143.9	—	449.3
Operating expenses	—	247.8	128.8	—	376.6

Operating income (loss)	—	57.6	15.1	—	72.7
Other (income) expense, net	123.4	1.4	7.8	—	132.6

Income (loss) before income taxes	(123.4)	56.2	7.3	—	(59.9)
Tax expense (benefit)	(39.4)	17.9	0.8	—	(20.7)
Equity in earnings of subsidiaries	44.8	—	—	(44.8)	—

Net income (loss)	$(39.2)	$38.3	$6.5	$(44.8)	$(39.2)

Other comprehensive income (loss)	$5.9	$—	$17.2	$—	$23.1
Total comprehensive income (loss)	$(33.3)	$38.3	$23.7	$(44.8)	$(16.1)

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended August 31, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$65.4	$32.3	$55.1	$(67.3)	$85.5
Capital expenditures	—	(28.4)	(24.7)	—	(53.1)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	(447.8)	493.6	(119.0)	67.3	(5.9)
Cash flows provided by (used in) investing activities	(447.8)	187.7	(146.2)	67.3	(339.0)
Proceeds from Senior notes	1,000.0	—	—	—	1,000.0
Tender of Senior notes	(581.7)	—	—	—	(581.7)
Payment of fees related to refinancing activities	(30.1)	—	—	—	(30.1)
Other	(5.8)	—	(3.1)	—	(8.9)
Cash flows used in financing activities	382.4	—	(3.1)	—	379.3
Effect of exchange rate changes on cash	—	—	1.0	—	1.0

Increase in cash and cash equivalents	—	220.0	(93.2)	—	126.8
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4

Cash and cash equivalents, end of period	$—	$410.1	$209.1	$—	$619.2

	Three Months Ended August 31, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$30.2	$102.2	$35.5	$(44.8)	$123.1
Proceeds from sales/maturities of investments	—	33.7	—	—	33.7
Capital expenditures	—	(16.6)	(22.6)	—	(39.2)
Other	(24.1)	(10.4)	(14.3)	44.8	(4.0)
Cash flows provided by (used in) investing activities	(24.1)	6.7	(36.9)	44.8	(9.5)
Payments under senior secured credit facilities	(5.8)	—	(3.1)	—	(8.9)
Other	(0.3)	—	(0.5)	—	(0.8)
Cash flows used in financing activities	(6.1)	—	(3.6)	—	(9.7)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase in cash and cash equivalents	—	108.9	(5.5)	—	103.4
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$285.3	$145.9	$—	$431.2

Note 15—Restructuring.

The Company recorded $1.0 million and $8.2 million in employee severance costs during the three months ended August 31, 2012 and 2011, respectively. The expense during fiscal 2013 and 2012 resulted primarily from the global reconstructive products reorganization program and the planned closure of the Swindon, United Kingdom manufacturing facility. These restructuring charges were recorded within cost of sales, selling, general and administrative expense, and research and development expense and other accrued expenses. A summary of the severance and benefit costs in the periods presented is as follows:

(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2012	$7.9
Costs incurred and charged to expense	1.0
Costs paid or otherwise settled	(0.3)
Non-cash adjustments(1)	—

Balance at August 31, 2012	$8.6

(1) Primarily related to foreign currency fluctuations.
(in millions)	Employee Severance and Benefit Costs
Restructuring Accrual:
Balance at May 31, 2011	$5.9
Costs incurred and charged to expense	8.2
Costs paid or otherwise settled	(2.2)
Non-cash adjustments(1)	0.2

Balance at August 31, 2011	$12.1

(1)	Primarily related to foreign currency fluctuations.

Note 16—Contingencies.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at August 31, 2012 and May 31, 2012 of $28.2 million and $25.5 million, respectively, primarily relate to product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation.

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

As part of the resolution of this matter, Biomet also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. Biomet intends to submit its final report under the Corporate Integrity Agreement with the Office of the Inspector General within the next 2-3 months.

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

Note 16—Contingencies, Continued.

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ, which was paid in the fiscal fourth quarter of 2012. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.

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

Note 17—Related Parties, Continued.

Management Services Agreement

Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.6 million and $2.0 million for the three months ended August 31, 2012 and 2011, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

Note 17—Related Parties, Continued.

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

On October 16, 2007, Goldman, Sachs & Co. and the other initial purchasers of the existing senior notes entered into a registration rights agreement with Biomet. Pursuant to this agreement, Biomet is obligated, for the sole benefit of Goldman, Sachs & Co. in connection with its market-making activities with respect to the existing senior notes, to file a registration statement under the Securities Act in a form approved by Goldman, Sachs & Co. and to keep such registration statement continually effective for so long as Goldman, Sachs & Co. may be required to deliver a prospectus in connection with transactions in the existing senior notes and to supplement or make amendments to such registration statement as when required by the rules and regulations applicable to such registration statement. On August 8, 2012 and October 2, 2012, Goldman, Sachs & Co. and the other initial purchasers of the new senior notes and new senior subordinated notes entered into registration rights agreements with Biomet providing for similar registration rights with respect to the new senior notes and new senior subordinated notes.

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

Consulting Agreements

On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.1 million for the three months ended August 31, 2012 and 2011, respectively.

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

Note 17—Related Parties, Continued.

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

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of August 31, 2012, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.

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

There were no payments made during the three months ended August 31, 2012 or 2011.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.1 million and $0.1 million for the three months ended August 31, 2012 and 2011, respectively.

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

Refinancing Activities

Goldman Sachs served as a dealer manager for the refinancing activities explained in Note 7 – Debt and received fees of $0.1 million during the three months ended August 31, 2012 for their services. Goldman Sachs also received an underwriting discount of $2.3 million during the three months ended August 31, 2012 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.500% Senior Notes due 2020 described in Note 7 — Debt.

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

Note 17—Related Parties, Continued.

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $0.5 million and $0.6 million during the three months ended August 31, 2012 and 2011, respectively.

Capital Contributions and Share Repurchases

At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.3 million for the three months ended August 31, 2011, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no repurchases for the three months ended August 31, 2012. There were no additional contributions for the three months ended August 31, 2012 and 2011.

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

Executive Overview

Our net sales increased 6% for the three months ended August 31, 2012 to $707.4 million, compared to $664.6 million for the three months ended August 31, 2011, driven primarily by our acquisition of DePuy’s worldwide trauma business (“Trauma Acquisition”) as described below. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended August 31, 2012 by $21.8 million, with Europe reported net sales negatively impacted by $18.3 million, or 13%, and International reported net sales negatively impacted by $3.5 million, or 3%. The following represents key sales growth statistics for the three months ended August 31, 2012 compared to the three months ended August 31, 2011:

•	Large Joint Reconstructive product sales decreased 1% worldwide and increased 1% in the U.S.

•	Sports, Extremities and Trauma (“S.E.T.”) product sales increased 56% worldwide and 52% in the U.S. Excluding the Trauma Acquisition, S.E.T. sales increased 8% worldwide and 11% in the U.S.

•	Spine & Bone Healing product sales increased 4% worldwide and 5% in the U.S.

•	Dental product sales decreased 4% worldwide and increased 4% in the U.S.

•	Other product sales increased 1% worldwide and in the U.S.

On May 24, 2012, DePuy Orthopaedics, Inc. accepted our binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business, which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body. On June 15, 2012, we announced the initial closing of DePuy’s trauma operations in the U.S., the United Kingdom, Australia, New Zealand and Japan, as well as DePuy’s trauma manufacturing operations in Le Locle, Switzerland. As of August 31, 2012 we had closed in 21 additional countries. Subsequent closings for the remaining countries will occur on a staggered basis and, in general, are expected to be completed within six months of the initial closing. The remaining countries to close represent approximately 5% of historical sales levels of the acquired business.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Ireland, Italy, Portugal and Spain, among other European Union countries, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of August 31, 2012, our orthopedic net accounts receivable in these five countries totaled over $70.0 million. We currently hold Greek bonds that had a fair value of $7.0 million at August 31, 2012. Further, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing the Eurozone countries described above. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect our revenues, financial condition or results of operations.

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

S.E.T. – We manufacture and distribute a number of sports medicine products (used in minimally-invasive orthopedic surgical procedures). Extremity reconstructive implants are used to replace joints other than hips and knees that have deteriorated as a result of disease or injury. Our key reconstructive joint in this product category is the shoulder, but we produce other joints as well. Trauma devices are used for setting and stabilizing bone fractures to support and/or augment the body’s natural healing process. Trauma products include plates, screws, nails, pins and wires designed to internally stabilize fractures; devices utilized to externally stabilize fractures when alternative methods of fixation are not suitable; and implantable bone growth stimulation devices for trauma.

Spine & Bone Healing Products – Our spine products include spinal fixation systems for cervical, thoracolumbar, deformity correction and spacer applications; electrical stimulation devices for spinal applications; and osteobiologics, including bone substitute materials, as well as allograft services for spinal applications. Bone healing products include non-invasive bone growth stimulation devices used for trauma indications and orthopedic support products (also referred to as bracing products).

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

Results of Operations

For the Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

(in millions, except percentages)	Three Months Ended August 31, 2012	Percentage of Net Sales	Three Months Ended August 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$707.4	100%	$664.6	100%	6%
Cost of sales	228.1	32	215.3	32	6

Gross profit	479.3	68	449.3	68	7
Selling, general and administrative expense	296.1	42	261.6	39	13
Research and development expense	35.8	5	32.0	5	12
Amortization	78.4	11	83.0	12	(6)

Operating income	69.0	10	72.7	11	(5)
Interest expense	117.1	17	125.4	19	(7)
Other (income) expense	37.5	5	7.2	1	421

Other expense, net	154.6	22	132.6	20	17

Loss before income taxes	(85.6)	(12)	(59.9)	(9)	43
Provison (benefit) from income taxes	(54.1)	(8)	(20.7)	(3)	161

Net loss	$(31.5)	(4)%	$(39.2)	(6)%	(20)%

Sales

Net sales were $707.4 million for the three months ended August 31, 2012, and $664.6 million for the three months ended August 31, 2011. The primary driver for the increase in sales was the Trauma Acquisition. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended August 31, 2012	Percentage of Net Sales	Three Months Ended August 31, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$452.2	64%	$414.7	63%	9%
Europe	142.9	20	148.5	22	(4)
International (1)	112.3	16	101.4	15	11

Total	$707.4	100%	$664.6	100%	6%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended August 31, 2012	Percentage of Net Sales	Three Months Ended August 31, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$393.0	56%	$397.0	60%	(1)%
Sports, Extremities, Trauma (S.E.T.)	127.3	18	81.8	12	56
Spine & Bone Healing	77.9	11	74.6	11	4
Dental	57.0	8	59.3	9	(4)
Other	52.2	7	51.9	8	1

Total	$707.4	100%	$664.6	100%	6%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

We were affected by large unfavorable currency fluctuations during the three months ended August 31, 2012 as compared to the three months ended August 31, 2011. Many of our product categories had increased sales when calculating on a constant currency basis.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the three months ended August 31, 2012 was $393.0 million, or 56% of net sales, representing a 1% decrease compared to net sales of $397.0 million, or 60% of net sales, during the three months ended August 31, 2011.

Knee product sales decreased 1% worldwide and increased 1% in the United States during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. Unfavorable foreign currency translation impacted our knee sales during the quarter. Sales growth for our Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and OSS™, our Orthopaedic Salvage System contributed to our knee sales during the first quarter of fiscal year 2013. Procedure volume growth and positive mix from sales of new products were partially offset by price pressures. Partial knee sales continued to decline during the quarter. We believe partial knee sales declined due to macroeconomic conditions impacting patients and competitive product offerings introduced during the last several years.

Hip product sales decreased 1% worldwide and increased 1% in the United States during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. Unfavorable foreign currency translation during the quarter impacted our hip sales. We continued to see strong market demand for our Arcos® Modular Femoral Revision System, our new Taperloc® Complete Hip Stem and the Microplasty® version of our legacy Taperloc® Hip Stem. In addition, the Microplasty® version of the Taperloc® Complete Hip Stem received strong market acceptance during the quarter. Key acetabular products included the Ringloc® Plus cup, E1® and ArCom XL® bearings, as well as our Active Articulation™ Systems that are available with E1® or ArCom XL® liners. In Europe, our Exceed ABT (Advanced Bearing Technologies) System and our Avantge Double Mobility Acetabular System continued to receive strong market demand. Procedure volume growth and positive mix from sales of new products were partially offset by price pressures.

Sales of bone cement and other reconstructive products decreased 2% worldwide and increased 6% in the United States during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. During the quarter, unfavorable foreign currency translation impacted sales. Demand for our Cobalt™ MV (Medium Viscosity) cement and our Cobalt™ MV and HV (High Viscosity) cements with Gentamicin contributed to our sales in this category. The Optivac® Pre-Packed Cement Mixing System continued to be well received in the Europe market during the quarter. Demand for our knee and modular hip cement spacer molds continued during the first quarter of fiscal 2013.

S.E.T.

Worldwide net sales of S.E.T. products for the three months ended August 31, 2012 was $127.3 million, or 18% of net sales, representing a 56% increase compared to net sales of $81.8 million, or 12% of net sales, during the three months ended August 31, 2011. S.E.T. sales, excluding the Trauma Acquisition, increased 8% worldwide and 11% in the U.S. Unfavorable foreign currency translation impacted our S.E.T. sales.

Sports medicine sales increased 9% worldwide, with an 8% sales increase in the United States, during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. The sales increase was driven by strong demand for our JuggerKnot™ brand, which includes soft anchors to repair the shoulder, hand and wrist, and foot and ankle. Additional products contributing to the sales growth were the Tunneloc® Tibial Fixation Device, the ToggleLoc™ Femoral Fixation Device with ZipLoop™ Technology, and the ZipTight™ Fixation System.

Extremity product sales increased 13% worldwide, with a 20% sales increase in the United States, during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. The increase was driven by strong market demand for our Comprehensive® product lines including Primary, Reverse and our S.R.S. (Segmental Revision System) Shoulder Systems.

Trauma product sales increased 192% worldwide and 190% in the United States, during the three months ended August 31, 2012, compared to the three months ended August 31, 2011, driven by $38.8 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, decreased 2% worldwide and were flat in the U.S. Key products acquired as a result of the Trauma Acquisition include the DVR® Anatomic Volar Plating Systems, the A.L.P.S. Plating Systems, and the AFFIXUS® Hip Fracture Nails.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the three months ended August 31, 2012 was $77.9 million, or 11% of net sales, representing a 4% increase compared to net sales of $74.6 million, or 11% of net sales, for the three months ended August 31, 2011. Spine & Bone Healing sales increased primarily due to increased royalty revenue, which was partially offset by mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and a trend toward physician-owned distributorships.

Spine product sales increased 10% worldwide and 11% in the United States during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. Price declines in spine hardware continue to be in the mid-single digit range. Products and services that contributed to growth during the quarter included the SpF® Implantable Spine Fusion Stimulator; PlatFORM™ CM, an all natural, osteoconductive material; and Cellentra™ VCBM (Viable Cell Bone Matrix), an allogenic stem cell offering.

Sales of bone healing products decreased 10% worldwide and in the United States during the three months ended August 31, 2012, compared to the three months ended August 31, 2011. The need for additional clinical and economic data to support reimbursement continued to challenge the non-invasive stimulation business and price pressure continued to impact our bracing business.

Dental

Worldwide net sales of dental products for the three months ended August 31, 2012 was $57.0 million, or 8% of net sales, representing a 4% decrease compared to net sales of $59.3 million, or 9% of net sales, during the three months ended August 31, 2011. Unfavorable foreign currency translation impacted our dental sales during the quarter. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted.

Other

Worldwide net sales of other products for the three months ended August 31, 2012 was $52.2 million, or 7% of net sales, representing a 1% increase compared to net sales of $51.9 million, or 8% of net sales, during the three months ended August 31, 2011. Our microfixation product sales continued to be strong, driven by continued market acceptance of the iQ Intelligent Delivery System and the SternaLock® rigid fixation, as well as the pectus bar product line. Our microfixation sales growth was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the three months ended August 31, 2012 increased to $479.3 million, compared to gross profit for the three months ended August 31, 2011 of $449.3 million, or 68% of net sales for both periods. Gross profit as a percentage of net sales was slightly favorable for the three months ended August 31, 2012 as we had fewer expenses related to operational restructuring initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended August 31, 2012 was $296.1 million, compared to $261.6 million for the three months ended August 31, 2011, or 42% and 39% of net sales, respectively. The expense was slightly up as a percentage of net sales due to a $9.5 million catch-up expense of stock based compensation expense related to the modification of our existing stock based compensation plan and increased sales force expense related to the Trauma Acquisition.

Research and Development Expense

Research and development expense during the three months ended August 31, 2012 was $35.8 million, compared to $32.0 million for the three months ended August 31, 2011, or 5% of net sales for both periods. The expense was slightly up during the three months ended August 31, 2012 as compared to the three months ended August 31, 2011 due to a $1.9 million catch-up expense of stock based compensation expense related to the modification of our existing stock based compensation plan. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the three months ended August 31, 2012 was $78.4 million or 11% of net sales, compared to $83.0 million for the three months ended August 31, 2011, or 12% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2012 related to our Dental and Spine & Bone Healing reporting units.

Interest Expense

Interest expense was $117.1 million for the three months ended August 31, 2012, compared to interest expense of $125.4 million for the three months ended August 31, 2011. The decrease in interest expense was primarily due to a lower average interest rate on our term loan facilities as our interest rate swaps continue to mature, moving more of our term loan facilities from fixed to floating rate debt and exchange rate favorability on our euro-denominated term loan.

Other (Income) Expense

Other (income) expense was expense of $37.5 million for the three months ended August 31, 2012, compared to expense of $7.2 million for the three months ended August 31, 2011. The expense for the three months ended August 31, 2012 is primarily composed of the loss on retirement of our senior PIK toggle notes of $38.0 million while the three months ended August 31, 2011 included an other-than-temporary impairment loss of $9.2 million related to the Greek bonds.

Provision (Benefit) from Income Taxes

The effective income tax rate was 63.2% for the three months ended August 31, 2012 compared to 34.6% for the three months ended August 31, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective income tax rate for the three months ended August 31, 2012 is higher than the effective income tax rates for the three months ended August 21, 2011 primarily due to updated assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and July 2011, respectively, had the effect of increasing the quarterly income tax benefit by $4.0 million in the three months ended August 31, 2012 and increasing the quarterly income tax benefit by $7.0 million in the three months ended August 31, 2011.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the three months ended August 31, 2012 and August 31, 2011:

(in millions)	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011
Net cash from (used in):
Operating activities	$85.5	$123.1
Investing activities	(339.0)	(9.5)
Financing activities	379.3	(9.7)
Effect of exchange rate changes on cash	1.0	(0.5)

Change in cash and cash equivalents	$126.8	$103.4

For the Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Our cash and cash equivalents were $619.2 million as of August 31, 2012 compared to $431.2 million as of August 31, 2011. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $209.1 million as of August 31, 2012. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.

Operating Cash Flows

Net cash provided by operating activities was $85.5 million for the three months ended August 31, 2012, compared to net cash flows provided of $123.1 million for the three months ended August 31, 2011. Operating cash flows for the three months ended August 31, 2012 were unfavorably impacted by increased inventory levels due to additional inventory needs to the support new product introductions and the Trauma Acquisition. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows

Net cash used in investing activities was $339.0 million for the three months ended August 31, 2012 and $9.5 million for the three months ended August 31, 2011. The investing cash flow decrease period-over-period when comparing the three months ended August 31, 2012 to August 31, 2011 was primarily due to the Trauma Acquisition of $280.0 million and increased capital expenditures of $13.9 million both in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. Additionally, in the first quarter of fiscal 2012 we received proceeds from the sales/maturities of investments of $33.7 million primarily related to the sale of a time deposit.

Financing Cash Flows

Net cash provided by financing activities was $379.3 million for the three months ended August 31, 2012, compared to cash used in financing activities of $9.7 million for the three months ended August 31, 2011. The difference was primarily related to the refinancing activities during the first quarter of fiscal 2013. We received proceeds of $1,000.0 million related to the senior notes bond offering and tendered for $581.7 million of senior notes, additionally related to the refinancing activities we incurred $30.1 million of fees.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	August 31, 2012	May 31, 2012
Days Sales Outstanding(1)	59.9	62.5
Inventory Turns(2)	1.47	1.59

(1)	DSO is calculated by dividing the year-over-year average accounts receivable balance by the last twelve months net sales multiplied by 365 days.
(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The decrease in DSOs was primarily driven by a successful repayment program in Spain and faster collections in our Spine and Bone Healing business unit. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns were slower at August 31, 2012 due to the Trauma Acquisition inventory. These measures may not be computed the same as similarly titled measures used by other companies.

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

(in millions, except ratios)	August 31, 2012		May 31, 2012
USD Term Loan B	$2,228.9		$2,234.7
EUR Term Loan B	1,044.4		1,039.6

Consolidated Senior Secured Debt	3,273.3		3,274.3
Cash and Cash Equivalents	619.2		492.4

Consolidated Senior Secured Debt Net of Cash and Cash Equivalents	$2,654.1		$2,781.9

LTM Adjusted EBITDA	$1,042.3	(2)	$1,031.1
Senior Secured Leverage Ratio(1)	2.55		2.70

(1)

Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

(2)

The LTM Adjusted EBITDA for August 31, 2012 includes three months of Adjusted EBITDA during fiscal year 2013 of $237.8 million, plus the last nine months of Adjusted EBITDA from fiscal year 2012 of $804.5 million.

The decrease in the senior secured leverage ratio at August 31, 2012 as compared to May 31, 2012 is primarily due to the increase in Adjusted EBITDA that was due to the additional sales related to the trauma acquisition and the increase in cash and cash equivalents, as defined by the credit agreement. The cash increase was driven by the refinancing activities that were explained in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report.

We use Adjusted EBITDA, among other measures, to evaluate the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and to evaluate our performance period-over-period, including for incentive program purposes. The term “as adjusted,” a non-GAAP financial measure, refers to financial performance measures that exclude certain income statement line items, such as interest, taxes, depreciation or amortization, other (income) expense and/or exclude certain expenses as defined by our credit agreement, such as restructuring charges, non-cash impairment charges, integration and facilities opening costs or other business optimization expenses, new systems design and implementation costs, certain start-up costs and costs related to consolidation of facilities, certain non-cash charges, advisory fees paid to the private equity owners, certain severance charges, purchase accounting costs, stock-based compensation, litigation costs, acquisition costs and other related charges.

Adjusted EBITDA for the three months ended August 31, 2012 and 2011, the nine months ended May 31, 2012 and the year ended May 31, 2012 is calculated as follows:

(in millions)	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	Nine Months Ended May 31, 2012(1)	Year Ended May 31, 2012
Operating income (loss)	$69.0	$72.7	$(166.1)	$(93.4)
Depreciation	42.1	46.8	135.4	182.2
Amortization	78.4	83.0	244.2	327.2
Special items adjustments:
Stock-based compensation expense(2)	19.1	4.7	11.3	16.0
Litigation settlements and reserves and other legal fees(3)	4.6	1.0	7.6	8.6
Trauma Acquisition(4)	6.9		4.6	4.6
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(5)	6.8	16.4	29.4	45.8
Inventory and property, plant and equipment step-up related to the trauma acquisition(4)	0.2	—	—	—
Excess and obsolete inventory expense related to the Trauma Acquisition(6)	8.1	—	—	—
Sponsor fee(7)	2.6	2.0	8.3	10.3
Goodwill and intangible assets impairment charge(8)	—	—	529.8	529.8

Adjusted EBITDA(9)	$237.8	$226.6	$804.5	$1,031.1

(1)	The nine months ended May 31, 2012 shows the activity from September 1, 2011 to May 31, 2012.
(2)	Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.
(3)	We exclude certain litigation-related expenses and settlements from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.
(4)	We exclude acquisition-related expenses for the trauma acquisition from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(5)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(6)	We exclude expenses for excess and obsolete inventory charges related to the overlap of certain acquired DePuy trauma products with our current trauma products from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(7)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(8)	During fiscal 2012, we recorded at $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine & bone healing reporting units. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(9)	As defined in our credit agreement.

Adjusted EBITDA growth has historically generally been in line with the growth in net sales and has continued the trend for the three months ended August 31, 2012 as compared to the three months ended August 31, 2011.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities and a cash flow revolving credit facility, and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, of which are primarily classified as long-term obligations. There were no borrowings under our cash flow and asset-based revolving credit facilities as of August 31, 2012. Our term loan facilities require payments each year in an amount equal 0.25% of the product of (i) the aggregate principal amount of all euro term loans and dollar term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro term B loans and dollar term B loans outstanding on the restatement effective date (after giving effect to the conversions to occur on the restatement effective date pursuant to Section 2.01 (a)) and the denominator of which is the aggregate principal amount of all outstanding term loans on the restatement effective date and 0.25% of the aggregate principal amount of all euro term B-1 loans and dollar term B-1 in equal calendar quarterly installments until maturity of the loan. As of August 31, 2012, required principal payments of $34.4 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at August 31, 2012 was $666.0 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2012 Form 10-K. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2012.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the corresponding notes contained in this report and with the financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s 2012 Form 10-K. The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for condensed financial information and such principles are applied on a basis consistent with the information reflected in the Company’s 2012 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim periods.

The results of operations for the three months ended August 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict”, “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2012 Form 10-K. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no other material changes from the information about market risk provided in the Company’s 2012 Form 10-K.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2012. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of August 31, 2012.

Changes in internal control over financial reporting

There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 16, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 16 of the Company’s 2012 Form 10-K.

Item 1A.	Risk Factors

As of August 31, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2012 Form 10-K.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LVB ACQUISITION, INC.

BIOMET, INC.

Date: October 15, 2012	By:	/s/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: October 15, 2012	By:	/s/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document