Form 10-Q
period 2012-11-30
BIOMET INC; LVB Acquisition, Inc.
filed 2013-01-14
CIK 351346, 1402366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012.

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

                             LVB ACQUISITION, INC.        Yes  ☐    No  ☑

                             BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of December 31, 2012:

LVB ACQUISITION, INC.              552,361,917 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended November 30, 2012 and 2011	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2012 and 2011	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012	7
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended November 30, 2012 and 2011	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2012 and 2011	9
		Notes to Condensed Consolidated Financial Statements	10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	46
	Item 1A.	Risk Factors	46
	Item 5.	Other Information	47
	Item 6.	Exhibits	49

PART I. FINANCIAL INFORMATION

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by two registrants: LVB Acquisition, Inc. (“LVB”) and Biomet, Inc. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to LVB, Biomet, Inc. and their subsidiaries. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1.	Condensed Consolidated Financial Statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions, except shares)

	(Unaudited)
	November 30, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$167.5	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $39.0 ($36.5 at May 31, 2012)	556.0	491.6
Investments	2.6	2.5
Income tax receivable	5.7	5.0
Inventories	674.1	543.2
Deferred income taxes	55.6	52.5
Prepaid expenses and other	144.9	124.1

Total current assets	1,606.4	1,711.3
Property, plant and equipment, net	693.2	593.6
Investments	23.1	13.9
Intangible assets, net	3,865.9	3,930.4
Goodwill	4,173.4	4,114.4
Other assets	103.1	56.8

Total assets	$10,465.1	$10,420.4

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.3	$35.6
Accounts payable	102.8	116.2
Accrued interest	55.2	56.5
Accrued wages and commissions	112.9	122.0
Other accrued expenses	172.0	180.2

Total current liabilities	477.2	510.5
Long-term liabilities:
Long-term debt, net of current portion	6,005.3	5,792.2
Deferred income taxes	1,158.3	1,257.8
Other long-term liabilities	204.2	177.8

Total liabilities	7,845.0	7,738.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,361,917 and 552,308,376 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,650.2	5,623.3
Accumulated deficit	(3,167.3)	(3,069.6)
Accumulated other comprehensive income	131.7	122.9

Total shareholders’ equity	2,620.1	2,682.1

Total liabilities and shareholders’ equity	$10,465.1	$10,420.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss

(in millions)

	(Unaudited)		(Unaudited)
	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2012	2011	2012	2011
Net sales	$790.1	$725.1	$1,497.5	$1,389.7
Cost of sales	236.0	234.9	464.1	450.2

Gross profit	554.1	490.2	1,033.4	939.5
Selling, general and administrative expense	296.8	270.9	592.9	532.5
Research and development expense	36.4	31.1	72.2	63.1
Amortization	77.7	84.4	156.1	167.4

Operating income	143.2	103.8	212.2	176.5
Interest expense	104.9	120.8	222.0	246.2
Other (income) expense	124.0	4.9	161.5	12.1

Other expense, net	228.9	125.7	383.5	258.3

Loss before income taxes	(85.7)	(21.9)	(171.3)	(81.8)
Benefit from income taxes	(19.5)	(7.9)	(73.6)	(28.6)

Net loss	(66.2)	(14.0)	(97.7)	(53.2)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.3	(0.5)	2.1	4.2
Interest rate swap unrealized gain (loss)	1.9	12.1	(0.7)	18.0
Foreign currency related gains (losses)	(15.5)	(65.0)	7.7	(52.6)
Unrecognized actuarial gain (loss) on pension assets	(0.3)	(0.3)	(0.3)	(0.2)

Other comprehensive income (loss)	(12.6)	(53.7)	8.8	(30.6)

Comprehensive loss	$(78.8)	$(67.7)	$(88.9)	$(83.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited)
	Six Months Ended
	November 30,	November 30,
	2012	2011(1)
Cash flows provided by (used in) operating activities:
Net loss	$(97.7)	$(53.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.1	261.5
Amortization and write off of deferred financing costs	20.0	5.5
Stock-based compensation expense	26.5	8.7
Loss on extinguishment of debt	155.2	—
Provision for (recovery) of doubtful accounts receivable	0.9	(2.5)
Loss on impairment of investments	—	16.5
Property, plant and equipment impairment charge	—	0.4
Deferred income taxes	(105.5)	(87.6)
Other	(3.7)	1.8
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(57.0)	(37.9)
Inventories	(34.6)	5.2
Prepaid expenses	(3.6)	2.0
Accounts payable	(13.8)	6.2
Income taxes	(7.1)	17.8
Accrued interest	(1.3)	(5.4)
Accrued expenses and other	8.2	(5.2)

Net cash provided by operating activities	128.6	133.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	33.7
Purchases of investments	(6.4)	(0.2)
Net proceeds from sale of property and equipment	—	13.1
Capital expenditures	(106.9)	(81.2)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(16.0)	(14.4)

Net cash used in investing activities	(409.3)	(49.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.7)	(0.8)
Payments under senior secured credit facilities	(16.7)	(18.0)
Proceeds under asset based revolver	80.0	—
Payments under asset based revolver	(10.0)	—
Proceeds from senior notes due 2020	2,666.2	—
Tender/retirement of senior notes due 2017	(2,702.2)	—
Payment of fees related to refinancing activities	(67.8)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.1)

Net cash used in financing activities	(51.3)	(19.9)
Effect of exchange rate changes on cash	7.1	(8.8)

Increase (decrease) in cash and cash equivalents	(324.9)	56.1
Cash and cash equivalents, beginning of period	492.4	327.8

Cash and cash equivalents, end of period	$167.5	$383.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$218.0	$246.7

Income taxes	$35.8	$36.8

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

(in millions, except shares)

	(Unaudited)
	November 30, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$167.5	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $39.0 ($36.5 at May 31, 2012)	556.0	491.6
Investments	2.6	2.5
Income tax receivable	5.7	5.0
Inventories	674.1	543.2
Deferred income taxes	55.6	52.5
Prepaid expenses and other	144.9	124.1

Total current assets	1,606.4	1,711.3
Property, plant and equipment, net	693.2	593.6
Investments	23.1	13.9
Intangible assets, net	3,865.9	3,930.4
Goodwill	4,173.4	4,114.4
Other assets	103.1	56.8

Total assets	$10,465.1	$10,420.4

Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.3	$35.6
Accounts payable	102.8	116.2
Accrued interest	55.2	56.5
Accrued wages and commissions	112.9	122.0
Other accrued expenses	172.0	180.2

Total current liabilities	477.2	510.5
Long-term liabilities:
Long-term debt, net of current portion	6,005.3	5,792.2
Deferred income taxes	1,158.3	1,257.8
Other long-term liabilities	204.2	177.8

Total liabilities	7,845.0	7,738.3
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,655.7	5,628.8
Accumulated deficit	(3,167.3)	(3,069.6)
Accumulated other comprehensive income	131.7	122.9

Total shareholders’ equity	2,620.1	2,682.1

Total liabilities and shareholders’ equity	$10,465.1	$10,420.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss

(in millions)

	(Unaudited)		(Unaudited)
	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2012	2011	2012	2011
Net sales	$790.1	$725.1	$1,497.5	$1,389.7
Cost of sales	236.0	234.9	464.1	450.2

Gross profit	554.1	490.2	1,033.4	939.5
Selling, general and administrative expense	296.8	270.9	592.9	532.5
Research and development expense	36.4	31.1	72.2	63.1
Amortization	77.7	84.4	156.1	167.4

Operating income	143.2	103.8	212.2	176.5
Interest expense	104.9	120.8	222.0	246.2
Other (income) expense	124.0	4.9	161.5	12.1

Other expense, net	228.9	125.7	383.5	258.3

Loss before income taxes	(85.7)	(21.9)	(171.3)	(81.8)
Benefit from income taxes	(19.5)	(7.9)	(73.6)	(28.6)

Net loss	(66.2)	(14.0)	(97.7)	(53.2)

Other comprehensive income (loss), net of tax:
Change in unrealized holding value on available-for-sale securities	1.3	(0.5)	2.1	4.2
Interest rate swap unrealized gain (loss)	1.9	12.1	(0.7)	18.0
Foreign currency related gains (losses)	(15.5)	(65.0)	7.7	(52.6)
Unrecognized actuarial gain (loss) on pension assets	(0.3)	(0.3)	(0.3)	(0.2)

Other comprehensive income (loss)	(12.6)	(53.7)	8.8	(30.6)

Comprehensive loss	$(78.8)	$(67.7)	$(88.9)	$(83.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(in millions)

	(Unaudited)
	Six Months Ended
	November 30, 2012	November 30, 2011(1)
Cash flows provided by (used in) operating activities:
Net loss	$(97.7)	$(53.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.1	261.5
Amortization and write off of deferred financing costs	20.0	5.5
Stock-based compensation expense	26.5	8.7
Loss on extinguishment of debt	155.2	—
Provision for (recovery) of doubtful accounts receivable	0.9	(2.5)
Loss on impairment of investments	—	16.5
Property, plant and equipment impairment charge	—	0.4
Deferred income taxes	(105.5)	(87.6)
Other	(3.7)	1.8
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(57.0)	(37.9)
Inventories	(34.6)	5.2
Prepaid expenses	(3.6)	2.0
Accounts payable	(13.8)	6.2
Income taxes	(7.1)	17.8
Accrued interest	(1.3)	(5.4)
Accrued expenses and other	8.2	(5.2)

Net cash provided by operating activities	128.6	133.8
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	—	33.7
Purchases of investments	(6.4)	(0.2)
Net proceeds from sale of property and equipment	—	13.1
Capital expenditures	(106.9)	(81.2)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(16.0)	(14.4)

Net cash used in investing activities	(409.3)	(49.0)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(0.7)	(0.8)
Payments under senior secured credit facilities	(16.7)	(18.0)
Proceeds under asset based revolver	80.0	—
Payments under asset based revolver	(10.0)	—
Proceeds from senior notes due 2020	2,666.2	—
Tender/retirement of senior notes due 2017	(2,702.2)	—
Payment of fees related to refinancing activities	(67.8)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.1)

Net cash used in financing activities	(51.3)	(19.9)
Effect of exchange rate changes on cash	7.1	(8.8)

Increase (decrease) in cash and cash equivalents	(324.9)	56.1
Cash and cash equivalents, beginning of period	492.4	327.8

Cash and cash equivalents, end of period	$167.5	$383.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$218.0	$246.7

Income taxes	$35.8	$36.8

(1)	Certain amounts have been adjusted to conform to the current presentation.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation
S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “2012 Form 10-K”).

The May 31, 2012 balances have been derived from the audited financial statements included in the 2012 Form 10-K.

Recent Accounting Pronouncements

Goodwill Impairment Testing—In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The changes to Topic 350 were effective for the Company beginning June 1, 2012 and will be applied prospectively. The Company implemented the accounting pronouncement and it did not have a material impact on the Company’s consolidated financial statements.

Note 2—Acquisition.

Trauma Acquisition

On May 24, 2012, DePuy Orthopaedics, Inc. accepted the Company’s binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business (the “Trauma Acquisition”), which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body, including certain intellectual property assets, and to assume certain liabilities, for approximately $280.0 million in cash. The Company acquired the DePuy worldwide trauma business to strengthen its trauma business and to continue to build a stronger presence in the global trauma market. Trauma Acquisition net sales for the three and six months ended November 30, 2012 were $52.7 million and $91.5 million, respectively.

On June 15, 2012, the Company announced the initial closing of the transaction. During the first and second quarters of fiscal year 2013, subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012.

The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of November 30, 2012, certain countries had just recently closed and all information was not available; therefore, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. Any changes to the purchase price allocation since the first quarter of fiscal year 2013 were due to subsequent country closings. The Company expects to complete the purchase price allocation in fiscal year 2013 after all countries have closed and valuations are finalized.

Note 2—Acquisition, Continued.

The preliminary purchase price allocation at November 30, 2012 consisted of the following:

(in millions)	November 30, 2012
Inventory	$107.1
Prepaid expenses and other	6.8
Instruments	31.3
Other property, plant and equipment	23.3
Intangible assets	70.0
Goodwill	41.5

Preliminary purchase price	$280.0

The asset purchase agreement contains a provision requiring an adjustment to the purchase price if the amount of delivered inventory and/or instruments is more or less than the target amount of these items. The Company does not expect an adjustment to the purchase price as a result of this provision. The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and six months ended November 30, 2012 were $2.3 million and $9.2 million, respectively, and are recorded in cost of sales and selling, general and administrative expenses. The Company does not expect the goodwill value to be tax deductible.

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

Note 3—Inventories.

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	November 30, 2012	May 31, 2012
Raw materials	$77.4	$78.3
Work-in-process	49.4	42.4
Finished goods	547.3	422.5

Inventories, net	$674.1	$543.2

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

Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Note 4—Property, Plant and Equipment, Continued.

Property, plant and equipment consisted of the following:

(in millions)	November 30, 2012	May 31, 2012
Land and land improvements	$40.9	$40.2
Buildings and leasehold improvements	96.3	89.9
Machinery and equipment	385.1	342.3
Instruments	765.9	633.3
Construction in progress	38.1	29.1

Total property, plant and equipment	1,326.3	1,134.8
Accumulated depreciation	(633.1)	(541.2)

Total property, plant and equipment, net	$693.2	$593.6

Note 5—Investments.

At November 30, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.1	$—	$0.3
Time deposit	15.9	0.1	—	16.0
Greek bonds	6.6	2.0	—	8.6

Total available-for-sale investments	$22.7	$2.2	$—	$24.9

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.7	$0.1	$—	$0.8

Total trading investments	$0.7	$0.1	$—	$0.8

At May 31, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.4	$—	$(0.2)	$0.2
Time deposit	9.5	—	—	9.5
Greek bonds	6.3	—	—	6.3

Total available-for-sale investments	$16.2	$—	$(0.2)	$16.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.4	$—	$—	$0.4

Total trading investments	$0.4	$—	$—	$0.4

The Company recorded proceeds on the sales/maturities of investments of $33.7 million for the six months ended November 30, 2011, and no proceeds during the three and six months ended November 30, 2012 and the three months ended November 30, 2011. The Company purchased investments of $6.4 million during the three and six months ended November 30, 2012 and $0.2 million for the six months ended November 20, 2011 with no purchases during the three months ended November 30, 2011.

The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 1 to 30 years. At November 30, 2012, the face value of the bonds was $16.3 million. The Company recorded realized losses of $7.3 million and $16.5 million on the Greek bonds related to other-than-temporary impairment for the three and six months ended November 30, 2011, respectively, which is included in other (income) expense. There was no other-than-temporary impairment for the three and six months ended November 30, 2012 as fair value was higher than cost.

Note 6—Goodwill and Other Intangible Assets.

The balance of goodwill as of November 30, 2012 and May 31, 2012 was $4,173.4 million and $4,114.4 million, respectively. The change in goodwill is primarily related to the goodwill recorded related to the Trauma Acquisition, which is described in Note 2 – Acquisition, and foreign currency fluctuations.

The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to amortization and partially offset by the intangibles recorded related to the Trauma Acquisition, which is described in Note 2 – Acquisition.

The Company performs its annual assessment for impairment as of March 31 for all reporting units, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The estimates and assumptions underlying the fair value calculations used in the Company’s annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, raw material costs, capital expenditures, working capital changes, cost of capital, and tax rates. These factors are especially difficult to predict when global financial markets are volatile. The estimates and assumptions used in its impairment tests are consistent with those the Company uses in its internal planning. These estimates and assumptions may change from period to period. If the Company uses different estimates and assumptions in the future, impairment charges may occur and could be material.

In performing the test on goodwill, the Company utilizes the two-step approach prescribed under guidance issued by the FASB. The first step under this guidance requires a comparison of the carrying value of the reporting units, of which the Company has identified six in total, to the fair value of these reporting units. The Company uses the income approach to determine the fair value of each reporting unit. The approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. To derive the carrying value of the Company’s reporting units, the Company assigns goodwill to the reporting units. In addition, for purposes of performing the goodwill test, certain corporate assets and liabilities are allocated to the individual reporting units. Assets and liabilities include an allocation of those corporate assets that relate to a reporting unit’s operations, and would be considered in determining fair value. The Company allocates assets and liabilities that are not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

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

As of November 30, 2012, the Company concluded that certain indicators were present that suggested impairment may exist for its Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $299.2 million and intangibles of $231.4 million at November 30, 2012. The indicators of impairment in the Company’s Dental Reconstructive reporting unit include evidence of continued declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends. Management is in the process of completing its evaluation of impairment, including consideration of long-term growth rates, industry information and other valuation assumptions. The Company intends to finalize these impairment tests and record any resulting impairment charges during its third quarter of fiscal year 2013.

Note 6—Goodwill and Other Intangible Assets, Continued.

Intangible assets consisted of the following at November 30, 2012 and May 31, 2012:

(in millions)	November 30, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core technology	$1,700.2	$(429.3)	$1,270.9
Completed technology	604.2	(229.3)	374.9
Product trade names	192.5	(58.5)	134.0
Customer relationships	2,387.3	(748.4)	1,638.9
Non-compete contracts	4.6	(3.5)	1.1

Sub-total	4,888.8	(1,469.0)	3,419.8
Corporate trade names	312.2	—	312.2
Currency translation	166.1	(32.2)	133.9

Total	$5,367.1	$(1,501.2)	$3,865.9

(in millions)	May 31, 2012
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,856.1	$(185.7)	$1,670.4	$(457.7)	$74.3	$1,287.0
Completed technology	594.2	—	594.2	(206.7)	—	387.5
Product trade names	184.5	—	184.5	(52.6)	—	131.9
Customer relationships	2,666.1	(306.8)	2,359.3	(859.3)	191.6	1,691.6
Non-compete contracts	4.6	—	4.6	(3.1)	—	1.5

Sub-total	5,305.5	(492.5)	4,813.0	(1,579.4)	265.9	3,499.5
Corporate trade names	323.5	(11.3)	312.2	—	—	312.2
Currency translation	147.2	—	147.2	(28.5)	—	118.7

Total	$5,776.2	$(503.8)	$5,272.4	$(1,607.9)	$265.9	$3,930.4

The weighted average useful life of the intangibles at November 30, 2012 is as follows:

Weighted Average Useful Life
Core technology	16 Years
Completed technology	10 Years
Product trade names	14 Years
Customer relationships	15 Years
Non-compete contracts	2 Years
Corporate trade names	Indefinite life

Expected amortization expense for the intangible assets stated above, for the years ending May 31, 2013 through 2017 is $307.1 million, $296.1 million, $278.4 million, $269.8 million, and $264.7 million, respectively.

Note 7—Debt.

The terms and carrying value of each debt instrument at November 30, 2012 and May 31, 2012 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	November 30, 2012		May 31, 2012
Debt Instruments
European facilities	No Maturity Date	Interest Free	EUR		€2.2		€2.8
					$2.9		$3.5
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD		$825.9		$2,234.7
Term loan facility	July 25, 2017	LIBOR + 3.75%	USD		$1,397.4		$—
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR		€168.7		€835.6
					$218.7		$1,039.6
Term loan facility	July 25, 2017	LIBOR + 4.00%	EUR		€662.7		€—
					$859.3		$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD		$—		$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$/€	—	$/€	—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD		$70.0		$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR		€—		€—
Senior cash pay notes	October 15, 2017	10%	USD		$—		$761.0
Senior PIK toggle notes	October 15, 2017	10 3/8% / 11 1/8%	USD		$—		$771.0
Senior subordinated notes	October 15, 2017	11 5/8%	USD		$—		$1,015.0
Senior notes	August 1, 2020	6 1/2%	USD		$1,825.0		$—
Senior subordinated notes	October 1, 2020	6 1/2%	USD		$800.0		$—
Premium on notes					$40.4		$3.0

Total debt					$6,039.6		$5,827.8

The Company has the option to choose the frequency with which it resets and pays interest on its term loans. The Company currently pays interest on the majority of its term loans and interest rate swaps each month. The remaining term loan and swap interest is paid quarterly. Interest on the 6.500% senior notes due 2020 is paid semiannually in February and August. Interest on the 6.500% senior subordinated notes due 2020 is paid semiannually in April and October.

The Company currently elects to use 1-month LIBOR for setting the interest rates on 68% of its U.S. dollar-denominated and 95% of its euro-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan as of November 30, 2012 was 0.21%. The majority of the euro-denominated term loan had a 1-month LIBOR rate of 0.06% as of November 30, 2012. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.37% as of November 30, 2012 and the 3-month LIBOR rate for the euro-denominated term loan was 0.15% as of November 30, 2012. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. Through November 30, 2012, the total amount of required payments under the Company’s term loan facilities was $16.7 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.2967 and $1.2441, which represents the currency exchange rate from euros to U.S. dollars on November 30, 2012 and May 31, 2012, respectively.

The Company’s revolving borrowing base available under all debt facilities at November 30, 2012 was $727.9 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and its outstanding balance of $70.0 million.

As of November 30, 2012, $16.7 million of financing fees related to the Company’s credit agreement remained in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $63.6 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

Note 7—Debt, Continued.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the 6.500% senior notes due 2020 on a senior unsecured basis and the 6.500% senior subordinated notes due 2020 on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured credit facilities. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described within this footnote.

Notes Offerings and Concurrent Tender Offers

On August 8, 2012, Biomet, Inc. completed its offering of $1,000.0 million aggregate principal amount of new 6.500% senior notes due 2020. The Company used the net proceeds of that offering to fund a tender offer for any and all of its outstanding 10 3/8%/11 1/8% senior PIK toggle notes due 2017 (“Senior Toggle Notes”) including related fees and expenses, to redeem the remaining Senior Toggle Notes not tendered in the tender offer and to redeem $140.0 million aggregate principal amount of the 11 5/8% senior subordinated notes due 2017 (“11 5/8% Senior Subordinated Notes”). As of August 31, 2012, approximately 70% of the Senior Toggle Notes were tendered. The remaining Senior Toggle Notes and $140.0 million aggregate principal amount of the 11 5/8% Senior Subordinated Notes were redeemed in September 2012.

On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% senior notes due 2020 as part of a further issuance of the $1,000.0 million 6.500% senior notes offering on August 8, 2012. The Company used the net proceeds of this offering to fund a tender offer for any and all of its 10% senior notes due 2017 (“10% Senior Notes”), including related fees and expenses and to redeem 10% Senior Notes not accepted for purchase in such tender offer. Concurrently with this offering, the Company also completed its offering of $800.0 million aggregate principal amount of 6.500% senior subordinated notes due 2020. The Company used the net proceeds of the subordinated notes offering together with cash on hand, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes, including related fees and expenses and to redeem 11 5/8% Senior Subordinated Notes not accepted for purchase in such tender offer, $343.4 million in aggregate principal amount, or approximately 45.12% of the 10% Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount, or approximately 43.91% of the 11 5/8% Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2012. On November 1, 2012, Biomet retired all outstanding 10% Senior Notes and 11 5/8% Senior Subordinated Notes not accepted for purchase in the tender offer using cash on hand and asset-based revolver proceeds.

The Company recorded a loss on the retirement of bonds of $117.2 million and $155.2 million during the three and six months ended November 30, 2012, respectively, in other (income) expense, related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes and wrote off $9.6 million and $13.7 million, respectively, in other (income) expense, of deferred financing fees related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes described above and the replacement of the existing cash flow and asset-based revolvers described below.

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

Joinder Agreement

On October 4, 2012, LVB, Biomet and certain of its subsidiaries entered into a joinder agreement (the “Joinder”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender.” The Joinder was entered into pursuant to that certain Credit Agreement, dated as of September 25, 2007, as amended and restated by that certain Amendment and Restatement Agreement dated as of August 2, 2012 (the “Amendment”), by and among Biomet, LVB, certain subsidiaries of Biomet, Bank of America, N.A. and each lender from time to time party thereto. The Amendment, among other things, provides Biomet with the ability to request an extension of the scheduled maturity dates of its existing term loans in one or more series of tranches.

Note 7—Debt, Continued.

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

Refinancing of Asset-Based Revolving Credit Facility

On November 14, 2012, the Company replaced and refinanced its asset-based revolving credit facility with a new asset-based revolving credit facility that has a U.S. tranche of up to $400.0 million and a European borrower tranche denominated in euros of up to the euro-equivalent of $100.0 million. The European borrower tranche is secured by certain foreign assets of European subsidiary borrowers and the U.S. borrowers under the U.S. tranche guarantee the obligations of any such European subsidiary borrowers (and such guarantees are secured by the current assets collateral that secures the direct obligations of such U.S. borrowers under such U.S. tranche).

Subsequent Events

On December 27, 2012, the Company completed a $730.0 million add-on to the extended U.S. dollar-denominated term loan. The proceeds from the add-on were used to refinance the non-extended U.S. dollar-denominated term B loan, which was net of fees associated with the add-on closing. The terms of the add-on are consistent with the terms in the Amendment and Restatement Agreement-Senior Secured Credit Facilities explanation above.

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

Note 8—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at November 30, 2012 and May 31, 2012:

		Fair Value Measurements
	Fair Value at November 30, 2012	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$82.1	$82.1	$—	$—
Time deposits	22.5	—	22.5	—
Greek bonds	8.6	—	8.6	—
Pension plan assets	114.6	—	114.6	—
Foreign currency exchange contracts	0.3	—	0.3	—
Other	0.3	0.2	—	0.1

Total assets	$228.4	$82.3	$146.0	$0.1

Liabilities:
Interest rate swaps	$77.4	$—	$77.4	$—
Foreign currency exchange contracts	0.1	—	0.1	—

Total liabilities	$77.5	$—	$77.5	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in millions)	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$303.1	$303.1	$—	$—
Time deposits	36.3	—	36.3	—
Greek bonds	6.3	—	6.3	—
Pension plan assets	108.7	—	108.7	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.2	—	—	0.2

Total assets	$454.8	$303.1	$151.5	$0.2

Liabilities:
Interest rate swaps	$76.2	$—	$76.2	$—
Foreign currency exchange contracts	0.2	—	0.2	—

Total liabilities	$76.4	$—	$76.4	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of November 30, 2012 and May 31, 2012, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The estimated fair value of the Company’s long-term debt, including the current portion, at November 30, 2012 was $6,077.9 million, compared to a carrying value of $6,039.6 million. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended November 30, 2012 and 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.

The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.

Derivatives Designated as Hedging Instruments

Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of November 30, 2012, the Company’s net investment in European subsidiaries totaled €1,856.7 million ($2,407.6 million) and the outstanding principal balance of the euro term loan was €831.4 million ($1,078.0 million). The difference of €1,025.3 million ($1,329.6 million) is unhedged as of November 30, 2012. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.

Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of November 30, 2012, the Company had a swap liability of $77.4 million, which consisted of $27.5 million short-term and $52.8 million long-term, partially offset by a $2.9 million credit valuation adjustment. As of May 31, 2012, the Company had a swap liability of $76.2 million, which consisted of $36.0 million short-term and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment.

The table below summarizes existing swap agreements at November 30, 2012 and May 31, 2012:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			November 30, 2012	May 31, 2012
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 year	EUR	€230.0	September 25, 2007	September 25, 2012	$—	$(3.5)
5 year	EUR	40.0	March 25, 2008	March 25, 2013	(0.6)	(1.4)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(12.9)	(9.5)
5 year	EUR	200.0	September 25, 2012	September 25, 2017	(12.7)	(9.3)
5 year	USD	$585.0	September 25, 2007	September 25, 2012	—	(8.9)
5 year	USD	190.0	March 25, 2008	March 25, 2013	(1.8)	(4.2)
5 year	USD	325.0	December 26, 2008	December 25, 2013	(7.0)	(9.0)
5 year	USD	195.0	September 25, 2009	September 25, 2014	(9.2)	(10.5)
2 year	USD	190.0	March 25, 2013	March 25, 2015	(2.0)	(1.0)
3 year	USD	270.0	December 27, 2013	September 25, 2016	(6.8)	(3.8)
5 year	USD	350.0	September 25, 2012	September 25, 2017	(13.7)	(8.0)
5 year	USD	350.0	September 25, 2012	September 25, 2017	(13.6)	(7.9)
Credit valuation adjustment					2.9	0.8

Total interest rate instruments					$(77.4)	$(76.2)

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three and six months ended November 30, 2012 and 2011:

(in millions)	Three Months Ended		Six Months Ended
Derivatives in cash flow hedging relationship	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$3.0	$19.5	$(1.2)	$28.5
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—

As of November 30, 2012, the effective interest rate, including the applicable lending margin, on 63.42% ($1,410.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.46% through the use of interest rate swaps. The effective interest rate on 52.93% (€440.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 5.68% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.85% and 3.73%, respectively. As of November 30, 2012 and May 31, 2012, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 6.94% and 7.80%, respectively.

Note 9—Derivative Instruments and Hedging Activities, Continued.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of November 30, 2012, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.3 million recorded in prepaid expenses and other, and liabilities of $0.1 million recorded in other accrued expenses.

Note 10—Accumulated Other Comprehensive Income (Loss).

Other comprehensive income (loss) includes currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments, and changes in prior service cost from pension plans. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	November 30, 2012	May 31, 2012
Unrealized loss on available-for-sale securities, net of tax	$1.6	$(0.5)
Unrealized gain (loss) on interest rate swaps, net of tax	(48.0)	(47.3)
Foreign currency translation adjustments	181.4	173.7
Unrecognized actuarial gain (loss) on pension assets, net of tax	(3.3)	(3.0)

	$131.7	$122.9

Note 11—Stock-based Compensation and Stock Plans.

The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $7.4 million and $4.0 million for the three months ended November 30, 2012 and 2011 and $26.5 million and $8.7 million for the six months ended November 30, 2012 and 2011, respectively. The increase in the expense was related to the modification that is described below.

On July 2, 2012, LVB launched a tender offer to eligible employees to exchange all of the stock options and restricted stock units held by such employees for new stock options and restricted stock units. Following the expiration of the tender offer on July 30, 2012, LVB accepted for exchange eligible options to purchase an aggregate of 29,532,500 shares of common stock of LVB and eligible restricted stock units underlying an aggregate of 3,665,000 shares of common stock of LVB. In accordance with the terms and conditions of the tender offer, on July 31, 2012, LVB granted 29,821,500 new options and 10,795,000 new restricted stock units in exchange for the cancellation of such tendered options and restricted stock units.

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

Note 11—Stock-based Compensation and Stock Plans, Continued.

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

During the second quarter of fiscal year 2013 the distributor options were modified to lower the exercise price to the current fair value of $7.88 per share.

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

The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of November 30, 2012, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.

The Company’s effective income tax rate was 22.8% and 43.0% for the three and six months ended November 30, 2012 compared to 36.1% and 35.0% for the three and six months ended November 30, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The Company’s effective income tax rate for the six months ended November 30, 2012 is higher than the effective income tax rates for the six months ended November 30, 2011 primarily due to differences in assertions regarding the expected repatriation of earnings of the Company’s foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 had the effect of increasing the income tax benefit by $3.6 million in the six months ended November 30, 2012. The tax benefit for the six months ended November 30, 2011 was increased by $11.1 million due to discrete items consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan and the United Kingdom.

Note 13—Segment Reporting.

The Company operates in one reportable segment, musculoskeletal products, which includes the designing, manufacturing and marketing of large joint reconstructive; sports, extremities and trauma (“S.E.T.”); spine and bone healing; dental; and other products. Other products consist primarily of microfixation products, autologous therapies, general instruments and operating room supplies. The Company operates in various geographies. These geographic markets are comprised of the United States, Europe and International. Major markets included in the International geographic market are Canada, South America, Mexico and the Asia Pacific region.

Net sales by product category for the three and six months ended November 30, 2012 and 2011 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011(1)	2012	2011(1)
Net sales by product:
Large Joint Reconstructive	$444.2	$439.5	$837.2	$836.5
S.E.T.	152.2	87.3	279.5	169.1
Spine & Bone Healing	74.3	75.4	152.2	150.0
Dental	67.1	73.6	124.1	132.9
Other	52.3	49.3	104.5	101.2

Total	$790.1	$725.1	$1,497.5	$1,389.7

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.

Net sales by geography for the three and six months ended November 30, 2012 and 2011 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Net sales by geography:
United States	$470.8	$426.3	$923.0	$841.0
Europe	193.9	195.1	336.8	343.6
International(1)	125.4	103.7	237.7	205.1

Total	$790.1	$725.1	$1,497.5	$1,389.7

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Long-term assets by geography as of November 30, 2012 and May 31, 2012 were as follows:

(in millions)	November 30, 2012	May 31, 2012
Long-term assets (1) by geography:
United States	$6,772.1	$6,817.5
Europe	843.9	722.7
International	1,116.5	1,098.2

Total	$8,732.5	$8,638.4

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 14—Guarantor and Non-Guarantor Financial Statements.

Each of Biomet, Inc.’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet, Inc.’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB Acquisition, Inc. is neither an issuer nor guarantor of the notes described in Note 7.

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

The following financial information presents the composition of the combined guarantor subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 30, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$55.0	$112.5	$—	$167.5
Accounts receivable, net	—	271.2	284.8	—	556.0
Investments	—	—	2.6	—	2.6
Income tax receivable	—	1.9	3.8	—	5.7
Inventories, net	—	312.0	362.1	—	674.1
Deferred income taxes	—	46.3	9.3	—	55.6
Prepaid expenses and other	—	63.1	81.8	—	144.9

Total current assets	—	749.5	856.9	—	1,606.4
Property, plant and equipment, net	—	360.3	332.9	—	693.2
Investments	—	10.7	12.4	—	23.1
Investment in subsidiaries	8,711.9	—	—	(8,711.9)	—
Intangible assets, net	—	3,111.7	754.2	—	3,865.9
Goodwill	—	3,314.3	859.1	—	4,173.4
Other assets	—	90.4	12.7	—	103.1

Total assets	$8,711.9	$7,636.9	$2,828.2	$(8,711.9)	$10,465.1

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.0	$—	$1.3	$—	$34.3
Accounts payable	—	48.1	54.7	—	102.8
Accrued interest	55.1	—	0.1	—	55.2
Accrued wages and commissions	—	60.6	52.3	—	112.9
Other accrued expenses	—	107.5	64.5	—	172.0

Total current liabilities	88.1	216.2	172.9	—	477.2
Long-term debt	6,003.7	—	1.6	—	6,005.3
Deferred income taxes	—	975.9	182.4	—	1,158.3
Other long-term liabilities	—	153.4	50.8	—	204.2

Total liabilities	6,091.8	1,345.5	407.7	—	7,845.0
Shareholder’s equity	2,620.1	6,291.4	2,420.5	(8,711.9)	2,620.1

Total liabilities and shareholder’s equity	$8,711.9	$7,636.9	$2,828.2	$(8,711.9)	$10,465.1

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

	May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$190.1	$302.3	$—	$492.4
Accounts receivable, net	—	227.6	264.0	—	491.6
Investments	—	—	2.5	—	2.5
Income tax receivable	—	2.1	2.9	—	5.0
Inventories, net	—	288.7	254.5	—	543.2
Deferred income taxes	—	42.3	10.2	—	52.5
Prepaid expenses and other	—	48.8	75.3	—	124.1

Total current assets	—	799.6	911.7	—	1,711.3
Property, plant and equipment, net	—	320.1	273.5	—	593.6
Investments	—	10.1	3.8	—	13.9
Investment in subsidiaries	8,562.9	—	—	(8,562.9)	—
Intangible assets, net	—	3,239.3	691.1	—	3,930.4
Goodwill	—	3,271.4	843.0	—	4,114.4
Other assets	—	45.6	11.2	—	56.8

Total assets	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.3	$—	$1.3	$—	$35.6
Accounts payable	—	71.5	44.7	—	116.2
Accrued interest	56.5	—	—	—	56.5
Accrued wages and commissions	—	69.5	52.5	—	122.0
Other accrued expenses	—	106.1	74.1	—	180.2

Total current liabilities	90.8	247.1	172.6	—	510.5
Long-term debt	5,790.0	—	2.2	—	5,792.2
Deferred income taxes	—	1,065.7	192.1	—	1,257.8
Other long-term liabilities	—	131.6	46.2	—	177.8

Total liabilities	5,880.8	1,444.4	413.1	—	7,738.3
Shareholder’s equity	2,682.1	6,241.7	2,321.2	(8,562.9)	2,682.1

Total liabilities and shareholder’s equity	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended November 30, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$486.5	$303.6	$—	$790.1
Cost of sales	—	159.6	76.4	—	236.0

Gross profit	—	326.9	227.2	—	554.1
Operating expenses	—	280.2	130.7	—	410.9

Operating income (loss)	—	46.7	96.5	—	143.2
Other (income) expense, net	229.0	2.1	(2.2)	—	228.9

Income (loss) before income taxes	(229.0)	44.6	98.7	—	(85.7)
Tax expense (benefit)	(87.1)	17.0	50.6	—	(19.5)
Equity in earnings of subsidiaries	75.7	—	—	(75.7)	—

Net income (loss)	$(66.2)	$27.6	$48.1	$(75.7)	$(66.2)

Other comprehensive income (loss)	$1.9	$—	$(14.5)	$—	$(12.6)
Total comprehensive income (loss)	$(64.3)	$27.6	$33.6	$(75.7)	$(78.8)

	Three Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$441.8	$283.3	$—	$725.1
Cost of sales	—	128.5	106.4	—	234.9

Gross profit	—	313.3	176.9	—	490.2
Operating expenses	—	256.5	129.9	—	386.4

Operating income (loss)	—	56.8	47.0	—	103.8
Other (income) expense, net	119.7	0.1	5.9	—	125.7

Income (loss) before income taxes	(119.7)	56.7	41.1	—	(21.9)
Tax expense (benefit)	(38.2)	25.1	5.2	—	(7.9)
Equity in earnings of subsidiaries	67.5	—	—	(67.5)	—

Net income (loss)	$(14.0)	$31.6	$35.9	$(67.5)	$(14.0)

Other comprehensive income (loss)	$12.1	$—	$(65.8)	$—	$(53.7)
Total comprehensive income (loss)	$(1.9)	$31.6	$(29.9)	$(67.5)	$(67.7)

	Six Months Ended November 30, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$951.3	$546.2	$—	$1,497.5
Cost of sales	—	343.9	120.2	—	464.1

Gross profit	—	607.4	426.0	—	1,033.4
Operating expenses	—	566.3	254.9	—	821.2

Operating income (loss)	—	41.1	171.1	—	212.2
Other (income) expense, net	388.3	0.8	(5.6)	—	383.5

Income (loss) before income taxes	(388.3)	40.3	176.7	—	(171.3)
Tax expense (benefit)	(147.6)	15.3	58.7	—	(73.6)
Equity in earnings of subsidiaries	143.0	—	—	(143.0)	—

Net income (loss)	$(97.7)	$25.0	$118.0	$(143.0)	$(97.7)

Other comprehensive income (loss)	$(0.7)	$—	$9.5	$—	$8.8
Total comprehensive income (loss)	$(98.4)	$25.0	$127.5	$(143.0)	$(88.9)

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

	Six Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$868.5	$521.2	$—	$1,389.7
Cost of sales	—	249.8	200.4	—	450.2

Gross profit	—	618.7	320.8	—	939.5
Operating expenses	—	504.3	258.7	—	763.0

Operating income (loss)	—	114.4	62.1	—	176.5
Other (income) expense, net	243.1	1.5	13.7	—	258.3

Income (loss) before income taxes	(243.1)	112.9	48.4	—	(81.8)
Tax expense (benefit)	(77.6)	42.9	6.1	—	(28.6)
Equity in earnings of subsidiaries	112.3	—	—	(112.3)	—

Net income (loss)	$(53.2)	$70.0	$42.3	$(112.3)	$(53.2)

Other comprehensive income (loss)	$18.0	$—	$(48.6)	$—	$(30.6)
Total comprehensive income (loss)	$(35.2)	$70.0	$(6.3)	$(112.3)	$(83.8)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended November 30, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$76.2	$108.2	$87.2	$(143.0)	$128.6
Capital expenditures	—	(53.8)	(53.1)	—	(106.9)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other acquisitions, net of cash acquired	—	(14.8)	(1.2)	—	(16.0)
Other	(31.0)	102.9	(221.3)	143.0	(6.4)
Cash flows provided by (used in) investing activities	(31.0)	(243.2)	(278.1)	143.0	(409.3)
Payments under senior secured credit facilities	(11.4)	—	(5.3)	—	(16.7)
Proceeds under asset based revolver	80.0	—	—	—	80.0
Proceeds from senior notes due 2020	2,666.2	—	—	—	2,666.2
Tender/retirement of senior notes due 2017	(2,702.2)	—	—	—	(2,702.2)
Payment of fees related to refinancing activities	(67.8)	—	—	—	(67.8)
Other	(10.0)	(0.1)	(0.7)	—	(10.8)
Cash flows used in financing activities	(45.2)	(0.1)	(6.0)	—	(51.3)
Effect of exchange rate changes on cash	—	—	7.1	—	7.1

Decrease in cash and cash equivalents	—	(135.1)	(189.8)	—	(324.9)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4

Cash and cash equivalents, end of period	$—	$55.0	$112.5	$—	$167.5

	Six Months Ended November 30, 2011
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(53.2)	$199.1	$100.1	$(112.2)	$133.8
Proceeds from sales/maturities of investments	—	33.7	—	—	33.7
Net proceeds from sale of property and equipment	—	13.1	—	—	13.1
Capital expenditures	—	(42.2)	(39.0)	—	(81.2)
Other acquisitions, net of cash acquired	—	(14.4)	—	—	(14.4)
Other	72.3	(166.7)	(18.0)	112.2	(0.2)
Cash flows provided by (used in) investing activities	72.3	(176.5)	(57.0)	112.2	(49.0)
Payments under senior secured credit facilities	(18.0)	—	—	—	(18.0)
Other	(1.1)	—	(0.8)	—	(1.9)
Cash flows used in financing activities	(19.1)	—	(0.8)	—	(19.9)
Effect of exchange rate changes on cash	—	—	(8.8)	—	(8.8)

Increase in cash and cash equivalents	—	22.6	33.5	—	56.1
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8

Cash and cash equivalents, end of period	$—	$199.0	$184.9	$—	$383.9

Note 15—Contingencies.

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at November 30, 2012 and May 31, 2012 of $30.7 million and $25.5 million, respectively, primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation.

Based on the advice of the Company’s counsel in these matters, it is unlikely that the resolution of any of these matters and any liabilities in excess of amounts provided will be material to the Company’s financial position, results of operations or cash flows.

Other than the Massachusetts U.S. Department of Justice EBI products investigation, for which the estimated loss is included in the accrual referenced above, given the relatively early stages of the other governmental investigations and certain of the metal-on-metal product liability claims described below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.

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

As part of the resolution of this matter, Biomet also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. Biomet submitted its final report under the Corporate Integrity Agreement with the Office of the Inspector General and is awaiting a response.

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

Product Liability

The Company has received claims for personal injury associated with its metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The number of claims continues to increase incrementally, the Company believes due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Management does not believe that the outcome of the currently reported claims will have a material adverse effect on its consolidated financial positions or results of operations. However, the Company is unable to estimate the impact of future potential claims.

Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate. The Company has maintained product liability insurance coverage for a number of years on a claims-made basis. All such insurers have been placed on notice of these claims. To date, the insurance companies have neither accepted nor denied coverage, and an issue may arise as to which policy or policies are to respond. The amounts incurred to date in connection with these claims have not exceeded the Company’s self-insured retention(s).

Note 15—Contingencies, Continued.

Other Matters

In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its new lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and the trial court has ruled as to it that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. The trial court’s decision remains subject to appeal by Heraeus Kulzer and the Company is continuing to vigorously defend this matter.

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

Management Services Agreement

Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million and $2.8 million for the three months ended November 30, 2012 and 2011, respectively, and $5.4 million and $4.8 million for the six months ended November 30, 2012 and 2011, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

On August 8, 2012 and October 2, 2012, Goldman, Sachs & Co. and the other initial purchasers of the new senior notes and new senior subordinated notes entered into registration rights agreements with Biomet. Pursuant to these agreements, Biomet is obligated, for the sole benefit of Goldman, Sachs & Co. in connection with its market-making activities with respect to the new senior notes and new senior subordinated notes, to file a registration statement under the Securities Act in a form approved by Goldman, Sachs & Co. and to keep such registration statement continually effective for so long as Goldman, Sachs & Co. may be required to deliver a prospectus in connection with transactions in the existing senior notes and to supplement or make amendments to such registration statement as when required by the rules and regulations applicable to such registration statement.

Note 16—Related Parties, Continued.

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

Consulting Agreements

On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.1 million for the three months ended November 30, 2012 and 2011, respectively, and $0.2 million and $0.2 million for the six months ended November 30, 2012 and 2011, respectively.

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

Note 16—Related Parties, Continued.

There were no payments made during the three and six months ended November 30, 2012 or 2011.

Core Trust Purchasing Group Participation Agreement

Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.1 million and $0.1 million for the three months ended November 30, 2012 and 2011, respectively, and $0.1 million and $0.2 million for the six months ended November 30, 2012 and 2011, respectively.

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

Refinancing Activities

Goldman Sachs served as a dealer manager for the refinancing activities explained in Note 7 – Debt and received fees of $0.4 million and $0.5 million during the three and six months ended November 30, 2012, respectively, for their services. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.500% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.500% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.500% senior subordinated notes due 2020 described in Note 7 — Debt.

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

The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $1.7 million and $0.5 million during the three months ended November 30, 2012 and 2011, respectively, and $2.2 million and $1.1 million during the six months ended November 30, 2012 and 2011, respectively.

Capital Contributions and Share Repurchases

At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.1 million and $0.8 million during the three months ended November 30, 2012 and 2011, respectively, and $0.1 million and $1.1 million for the six months ended November 30, 2012 and 2011, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three and six months ended November 30, 2012 and 2011.

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

Executive Overview

Our net sales increased 9% for the three months ended November 30, 2012 to $790.1 million, compared to $725.1 million for the three months ended November 30, 2011, driven primarily by our acquisition of DePuy’s worldwide trauma business (the “Trauma Acquisition”) as described below. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended November 30, 2012 by $11.8 million, with Europe reported net sales negatively impacted by $10.3 million, or 6%, and International reported net sales negatively impacted by $1.4 million, or 1%. The following represents key sales growth statistics for the three months ended November 30, 2012 compared to the three months ended November 30, 2011:

•	Large Joint Reconstructive product sales increased 1% worldwide and increased 2% in the U.S.

•

Sports, Extremities and Trauma (“S.E.T.”) product sales increased 74% worldwide and 65% in the U.S. Excluding the Trauma Acquisition, S.E.T. sales increased 14% worldwide and 15% in the U.S. Trauma Acquisition sales of $52.7 million were excluded in order to provide period-over-period comparability.

•	Spine & Bone Healing product sales decreased 1% worldwide and were flat in the U.S.

•	Dental product sales decreased 9% worldwide and increased 4% in the U.S.

•	Other product sales increased 6% worldwide and increased 2% in the U.S.

On May 24, 2012, DePuy Orthopaedics, Inc. accepted our binding offer to purchase certain assets representing substantially all of DePuy’s worldwide trauma business, which involves researching, developing, manufacturing, marketing, distributing and selling products to treat certain bone fractures or deformities in the human body. On June 15, 2012, the Company announced the initial closing of the transaction. During the first and second quarters of fiscal year 2013 subsequent closings in various foreign countries occurred on a staggered basis, with the final closing occurring on December 7, 2012.

We have been active in the capital markets during the first and second quarters of fiscal year 2013. Our objectives included reducing market risk by extending the maturity on the majority of our term loans from March 2015 to July 2017, reducing the cost of our capital structure and retaining access to liquidity through the refinancing of our cash flow and asset-based revolvers.

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

European Sovereign Debt Crisis

We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Ireland, Italy, Portugal and Spain, among other European Union countries, have continued to deteriorate. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of November 30, 2012, our orthopedic net accounts receivable in these five countries totaled over $70.0 million. We currently hold Greek bonds that had a fair value of $8.6 million at November 30, 2012. Further, there have been widely publicized concerns with respect to the overall stability of the Euro as a single currency, given the economic and political challenges facing the Eurozone countries described above. The collapse of the Euro as a common European currency, the withdrawal of one or more member countries from the EU or continuing deterioration in the creditworthiness of the Eurozone countries could adversely affect our revenues, financial condition or results of operations.

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

Results of Operations

For the Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

(in millions, except percentages)	Three Months Ended November 30, 2012	Percentage of Net Sales	Three Months Ended November 30, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$790.1	100%	$725.1	100%	9%
Cost of sales	236.0	30	234.9	32	—

Gross profit	554.1	70	490.2	68	13
Selling, general and administrative expense	296.8	38	270.9	37	10
Research and development expense	36.4	5	31.1	4	17
Amortization	77.7	10	84.4	12	(8)

Operating income	143.2	18	103.8	14	38
Interest expense	104.9	13	120.8	17	(13)
Other (income) expense	124.0	16	4.9	1	2,431

Other expense, net	228.9	29	125.7	17	82

Loss before income taxes	(85.7)	(11)	(21.9)	(3)	291
Provison (benefit) from income taxes	(19.5)	(2)	(7.9)	(1)	147

Net loss	$(66.2)	(8)%	$(14.0)	(2)%	373%

Sales

Net sales were $790.1 million for the three months ended November 30, 2012, and $725.1 million for the three months ended November 30, 2011. The primary driver for the increase in sales was the Trauma Acquisition. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Three Months Ended November 30, 2012	Percentage of Net Sales	Three Months Ended November 30, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$470.8	60%	$426.3	59%	10%
Europe	193.9	25	195.1	27	(1)
International (1)	125.4	15	103.7	14	21

Total	$790.1	100%	$725.1	100%	9%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended November 30, 2012	Percentage of Net Sales	Three Months Ended November 30, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$444.2	56%	$439.5	61%	1%
Sports, Extremities, Trauma (S.E.T.)	152.2	19	87.3	12	74
Spine & Bone Healing	74.3	9	75.4	11	(1)
Dental	67.1	8	73.6	10	(9)
Other	52.3	8	49.3	6	6

Total	$790.1	100%	$725.1	100%	9%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the three months ended November 30, 2012 was $444.2 million, or 56% of net sales, representing a 1% increase compared to net sales of $439.5 million, or 61% of net sales, during the three months ended November 30, 2011. Unfavorable foreign currency translation impacted our large joint reconstructive sales by $7.6 million during the quarter.

Knee product sales increased 1% both worldwide and in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. Unfavorable foreign currency translation impacted our knee sales during the quarter. Sales growth for our Vanguard® Complete Knee System, Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and OSS™ (Orthopaedic Salvage System), contributed to our knee sales during the second quarter of fiscal year 2013. Procedure volume growth and positive mix during the quarter were partially offset by price pressures.

Hip product sales increased 1% worldwide and 2% in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. Unfavorable foreign currency translation during the quarter impacted our hip sales. We continued to see strong market demand for our Arcos® Modular Femoral Revision System and our new Taperloc® Complete Hip Stem. In addition, the Microplasty® version of the Taperloc® Complete Hip Stem and the (GTS) Global Tissue Sparing short stem received strong market acceptance during the quarter. Key acetabular products included the Ringloc® + cup, E1® and ArCom XL® bearings, as well as our Active Articulation™ Systems that are available with E1® or ArCom XL® liners. In Europe, our Exceed ABT (Advanced Bearing Technologies) System continued to receive strong market demand. Procedure volume growth and positive mix during the quarter were partially offset by price pressures.

Sales of bone cement and other reconstructive products increased 2% worldwide and 4% in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. During the quarter, unfavorable foreign currency translation impacted sales. Demand for our Cobalt™ HV (High Viscosity) cement with Gentamicin contributed to our sales growth in this category. The Optipac® Pre-Packed Cement Mixing System continued to be well received in the Europe market during the quarter. Additional key cement products during the quarter included the StageOne™ Knee and Modular Hip Cement Spacer Molds.

S.E.T.

Worldwide net sales of S.E.T. products for the three months ended November 30, 2012 was $152.2 million, or 19% of net sales, representing a 74% increase compared to net sales of $87.3 million, or 12% of net sales, during the three months ended November 30, 2011. S.E.T. sales, excluding the Trauma Acquisition, increased 14% worldwide and 15% in the U.S. Trauma Acquisition sales of $52.7 million were excluded in order to provide period-over-period comparability. Unfavorable foreign currency translation impacted our S.E.T. sales during the quarter by $1.8 million.

Sports medicine sales increased 14% worldwide, with a 3% sales increase in the United States, during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. The sales increase was driven by strong demand for our JuggerKnot™ brand, which includes soft anchors to repair the shoulder, hand and wrist, and foot and ankle. Additional products contributing to the sales growth were the TunneLoc® Tibial Fixation Device, the ToggleLoc™ Femoral Fixation Device, both with and without ZipLoop™ Technology, as well as the Repicci II® Resurfacing Knee System.

Extremity product sales increased 22% worldwide, with a 32% sales increase in the United States, during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. The increase was driven by strong market demand for our Comprehensive® product lines including Primary, Reverse and our S.R.S. (Segmental Revision System) Shoulder Systems.

Trauma product sales increased 268% worldwide and 247% in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011, driven by $52.7 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, were flat worldwide and decreased 1% in the U.S. Key products acquired as a result of the Trauma Acquisition include the DVR® Anatomic Volar Plating Systems, the A.L.P.S. Plating Systems, and the AFFIXUS® Hip Fracture Nails.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the three months ended November 30, 2012 was $74.3 million, or 9% of net sales, representing a 1% decrease compared to net sales of $75.4 million, or 11% of net sales, for the three months ended November 30, 2011. Spine & Bone Healing sales decreased worldwide primarily due to mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and a trend toward physician-owned distributorships, which were partially offset by increased royalty revenue.

Spine product sales increased 4% worldwide and 7% in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. The sales increase was primarily due to increased royalty revenue.

Sales of bone healing products decreased 15% both worldwide and in the United States during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. The need for additional clinical and economic data to support reimbursement continued to challenge the non-invasive stimulation business and price pressure continued to impact our bracing business during the quarter.

Dental

Worldwide net sales of dental products for the three months ended November 30, 2012 was $67.1 million, or 8% of net sales, representing a 9% decrease compared to net sales of $73.6 million, or 10% of net sales, during the three months ended November 30, 2011. Unfavorable foreign currency translation impacted our dental sales during the quarter by $1.5 million. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.

Other

Worldwide net sales of other products for the three months ended November 30, 2012 was $52.3 million, or 8% of net sales, representing a 6% increase compared to net sales of $49.3 million, or 6% of net sales, during the three months ended November 30, 2011. Our microfixation product sales were strong during the quarter, driven by continued market demand for the TraumaOne™ Plating System and the SternaLock® Blu Primary Closure System, as well as the Pectus Bar product line. Our microfixation sales growth was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the three months ended November 30, 2012 increased to $554.1 million, compared to gross profit for the three months ended November 30, 2011 of $490.2 million, or 70% and 68% of net sales, respectively. Gross profit as a percentage of net sales was slightly favorable for the three months ended November 30, 2012 due to lower manufacturing costs related to operational improvement initiatives, royalty costs related to expired contracts and country mix, partially offset by decreased selling prices.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended November 30, 2012 was $296.8 million, compared to $270.9 million for the three months ended November 30, 2011, or 38% and 37% of net sales, respectively. The expense was slightly up as a percentage of net sales due to increased sales force expense related to the Trauma Acquisition.

Research and Development Expense

Research and development expense during the three months ended November 30, 2012 was $36.4 million, compared to $31.1 million for the three months ended November 30, 2011, or 5% and 4% of net sales, respectively. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, trauma products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the three months ended November 30, 2012 was $77.7 million, or 10% of net sales, compared to $84.4 million for the three months ended November 30, 2011, or 12% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal year 2012 related to our Dental and Spine & Bone Healing reporting units.

Interest Expense

Interest expense was $104.9 million for the three months ended November 30, 2012, compared to interest expense of $120.8 million for the three months ended November 30, 2011. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.

Other (Income) Expense

Other (income) expense was expense of $124.0 million for the three months ended November 30, 2012, compared to expense of $4.9 million for the three months ended November 30, 2011. The expense for the three months ended November 30, 2012 is primarily composed of the loss on retirement of bonds of $117.2 million and the write-off of deferred financing fees related to the tender/retirement of the senior notes due 2017 of $9.6 million, while the three months ended November 30, 2011 included an other-than-temporary impairment loss of $7.3 million related to the Greek bonds.

Provision (Benefit) from Income Taxes

The effective income tax rate was 22.8% for the three months ended November 30, 2012 compared to 36.1% for the three months ended November 30, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective income tax rate for the three months ended November 30, 2012 is lower than the effective income tax rate for the three months ended November 30, 2011 primarily due to differences in assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan, had the effect of increasing the income tax benefit by $7.0 million in the three months ended November 30, 2011.

For the Six Months Ended November 30, 2012 Compared to the Six Months Ended November 30, 2011

(in millions, except percentages)	Six Months Ended November 30, 2012	Percentage of Net Sales	Six Months Ended November 30, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$1,497.5	100%	$1,389.7	100%	8%
Cost of sales	464.1	31	450.2	32	3

Gross profit	1,033.4	69	939.5	68	10
Selling, general and administrative expense	592.9	40	532.5	38	11
Research and development expense	72.2	5	63.1	5	14
Amortization	156.1	10	167.4	12	(7)

Operating income	212.2	14	176.5	13	20
Interest expense	222.0	15	246.2	18	(10)
Other (income) expense	161.5	11	12.1	1	1,235

Other expense, net	383.5	26	258.3	19	48

Loss before income taxes	(171.3)	(11)	(81.8)	(6)	109
Provison (benefit) from income taxes	(73.6)	(5)	(28.6)	(2)	157

Net loss	$(97.7)	(7)%	$(53.2)	(4)%	84%

Sales

Net sales were $1,497.5 million for the six months ended November 30, 2012, and $1,389.7 million for the six months ended November 30, 2011. The primary driver for the increase in sales was the Trauma Acquisition. The following tables provide net sales by geography and product category:

Geography Sales Summary

(in millions, except percentages)	Six Months Ended November 30, 2012	Percentage of Net Sales	Six Months Ended November 30, 2011	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$923.0	62%	$841.0	61%	10%
Europe	336.8	22	343.6	25	(2)
International (1)	237.7	16	205.1	14	16

Total	$1,497.5	100%	$1,389.7	100%	8%

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Six Months Ended November 30, 2012	Percentage of Net Sales	Six Months Ended November 30, 2011(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$837.2	56%	$836.5	60%	—%
Sports, Extremities, Trauma (S.E.T.)	279.5	19	169.1	12	65
Spine & Bone Healing	152.2	10	150.0	11	1
Dental	124.1	8	132.9	10	(7)
Other	104.5	7	101.2	7	3

Total	$1,497.5	100%	$1,389.7	100%	8%

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.

We were affected by large unfavorable currency fluctuations during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.

Large Joint Reconstructive

Net sales of large joint reconstructive products for the six months ended November 30, 2012 was $837.2 million, or 56% of net sales, compared to net sales of $836.5 million, or 60% of net sales, during the six months ended November 30, 2011. Unfavorable foreign currency translation impacted our large joint reconstructive product sales during the six month period by $21.1 million.

Knee product sales were flat worldwide and increased 1% in the United States during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. Unfavorable foreign currency translation impacted our knee sales. Sales growth for our Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and the OSS™ (Orthopaedic Salvage System) contributed to our knee sales during the first and second quarters of fiscal year 2013. Procedure volume growth and positive mix were partially offset by price pressures.

Hip product sales were flat worldwide and increased 2% in the United States during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. Unfavorable foreign currency translation impacted our hip sales. We continued to see strong market demand for our Arcos® Modular Femoral Revision System and our new Taperloc® Complete Hip Stem. In addition, the Microplasty® version of the Taperloc® Complete Hip Stem and the GTS (Global Tissue Sparing) short stem received strong market acceptance during the first and second quarters. Key acetabular products included the Ringloc®+ cup, E1® and ArCom XL® bearings, as well as our Active Articulation™ Systems that are available with E1® or ArCom XL® liners. In Europe, our Exceed ABT (Advanced Bearing Technologies) System continued to receive strong market demand during the first and second quarter of fiscal year 2013. Procedure volume growth and positive mix were partially offset by price pressures.

Sales of bone cement and other reconstructive products were flat worldwide and increased 5% in the United States during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. Demand for our Cobalt™ MV (Medium Viscosity) and HV (High Viscosity) cements with Gentamicin contributed to our sales in this category. The Optipac® Pre-Packed Cement Mixing System continued to be well received in the European market during the first and second quarter of fiscal year 2013. Demand for our StageOne™ Knee and Modular Hip Cement Spacer Molds continued to increase.

S.E.T.

Worldwide net sales of S.E.T. products for the six months ended November 30, 2012 was $279.5 million, or 19% of net sales, representing a 65% increase compared to net sales of $169.1 million, or 12% of net sales, during the six months ended November 30, 2011. S.E.T. sales, excluding the Trauma Acquisition, increased 11% worldwide and 13% in the U.S. Trauma Acquisition sales of $91.5 million were excluded in order to provide period-over-period comparability. Unfavorable foreign currency translation impacted our S.E.T. sales by $4.6 million.

Sports medicine sales increased 12% worldwide, with a 5% sales increase in the United States, during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. The sales increase was primarily driven by strong demand for our JuggerKnot™ brand, which includes soft anchors to repair the shoulder, hand and wrist, and foot and ankle. Additional key products contributing to the sales growth were the TunneLoc® Tibial Fixation Device and the ToggleLoc™ Femoral Fixation Device, both with and without ZipLoop™ Technology and the Repicci II® Resurfacing Knee System.

Extremity product sales increased 18% worldwide, with a 26% sales increase in the United States, during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. The increase was driven by strong market demand for our Comprehensive® product lines including Primary, Reverse and our S.R.S. (Segmental Revision System) Shoulder Systems.

Trauma product sales increased 230% worldwide and 218% in the United States, during the six months ended November 30, 2012, compared to the six months ended November 30, 2011, driven by $91.5 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, decreased 1% worldwide and were flat in the U.S. Key products acquired as a result of the Trauma Acquisition include the DVR® Anatomic Volar Plating Systems, the A.L.P.S. Plating Systems, and the AFFIXUS® Hip Fracture Nails.

Spine & Bone Healing

Worldwide net sales of spine & bone healing products for the six months ended November 30, 2012 was $152.2 million, or 10% of net sales, representing a 1% increase compared to net sales of $150.0 million, or 11% of net sales, for the six months ended November 30, 2011. Spine & Bone Healing sales increased primarily due to increased royalty revenue, which was partially offset by mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and a trend toward physician-owned distributorships.

Spine product sales increased 7% worldwide and 9% in the United States during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. Price declines in spine hardware continue to be in the mid-single digit range. Spine product sales increased during the six month period, primarily due to increased royalty revenue. New products and services that contributed to growth during the first and second quarter of fiscal year 2013 included the PlatFORM™ CM, an all natural, osteoconductive material; and Cellentra™ VCBM (Viable Cell Bone Matrix), an allogenic stem cell offering.

Sales of bone healing products decreased 12% both worldwide and in the United States during the six months ended November 30, 2012, compared to the six months ended November 30, 2011. The need for additional clinical and economic data to support reimbursement continued to challenge the non-invasive stimulation business and price pressure continued to impact our bracing business.

Dental

Worldwide net sales of dental products for the six months ended November 30, 2012 was $124.1 million, or 8% of net sales, representing a 7% decrease compared to net sales of $132.9 million, or 10% of net sales, during the six months ended November 30, 2011. Unfavorable foreign currency translation impacted our dental sales by $4.4 million. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.

Other

Worldwide net sales of other products for the six months ended November 30, 2012 was $104.5 million, or 7% of net sales, representing a 3% increase compared to net sales of $101.2 million, also 7% of net sales, during the six months ended November 30, 2011. Our microfixation product sales continued to be strong, driven by continued market acceptance of the iQ® Intelligent Delivery System, the TraumaOne™ Plating System and the SternaLock® Blu Primary Closure System, as well as the Pectus Bar product line. Our microfixation sales growth was partially offset by a decrease in sales of autologous therapies.

Gross Profit

Gross profit for the six months ended November 30, 2012 increased to $1,033.4 million, compared to gross profit for the six months ended November 30, 2011 of $939.5 million, or 69% and 68% of net sales, respectively. Gross profit as a percentage of net sales was slightly favorable for the six months ended November 30, 2012 due to lower manufacturing costs related to operational improvement initiatives, royalty costs related to expired contracts and country mix, partially offset by decreased selling prices.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended November 30, 2012 was $592.9 million, compared to $532.5 million for the six months ended November 30, 2011, or 40% and 38% of net sales, respectively. The expense was slightly up as a percentage of net sales due to a $9.5 million catch-up expense of stock based compensation expense related to the modification of our existing stock based compensation plan and increased sales force expense related to the Trauma Acquisition.

Research and Development Expense

Research and development expense during the six months ended November 30, 2012 was $72.2 million, compared to $63.1 million for the six months ended November 30, 2011, or 5% of net sales for both periods. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization

Amortization expense for the six months ended November 30, 2012 was $156.1 million or 10% of net sales, compared to $167.4 million for the six months ended November 30, 2011, or 12% of net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal 2012 related to our Dental and Spine & Bone Healing reporting units.

Interest Expense

Interest expense was $222.0 million for the six months ended November 30, 2012, compared to interest expense of $246.2 million for the six months ended November 30, 2011. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.

Other (Income) Expense

Other (income) expense was expense of $161.5 million for the six months ended November 30, 2012, compared to expense of $12.1 million for the six months ended November 30, 2011. The expense for the six months ended November 30, 2012 is primarily composed of the loss on retirement of bonds of $155.2 million and the write off of deferred financing fees related to the tender/retirement of the senior notes due 2017 of $13.7 million, while the six months ended November 30, 2011 included an other-than-temporary impairment loss of $16.5 million related to the Greek bonds.

Provision (Benefit) from Income Taxes

The effective income tax rate was 43.0% for the six months ended November 30, 2012 compared to 35.0% for the six months ended November 30, 2011. The primary factor in determining the effective tax rate is the mix of various jurisdictions in which profits are projected to be earned and taxed. The effective income tax rate for the six months ended November 30, 2012 is higher than the effective income tax rate for the six months ended November 30, 2011 primarily due to differences in assertions regarding the expected repatriation of earnings of our foreign operations. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax affects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 had the effect of increasing the income tax benefit by $3.6 million in the six months ended November 30, 2012. The tax benefit for the six months ended November 30, 2011 was increased by $11.1 million due to discrete items consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan and the United Kingdom.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the cash flows by activity for the six months ended November 30, 2012 and 2011:

(in millions)	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011
Net cash from (used in):
Operating activities	$128.6	$133.8
Investing activities	(409.3)	(49.0)
Financing activities	(51.3)	(19.9)
Effect of exchange rate changes on cash	7.1	(8.8)

Change in cash and cash equivalents	$(324.9)	$56.1

For the Six Months Ended November 30, 2012 Compared to the Six Months Ended November 30, 2011

Our cash and cash equivalents were $167.5 million as of November 30, 2012 compared to $383.9 million as of November 30, 2011. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $112.5 million as of November 30, 2012. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.

Operating Cash Flows

Net cash provided by operating activities was $128.6 million for the six months ended November 30, 2012, compared to $133.8 million for the six months ended November 30, 2011. Operating cash flows for the six months ended November 30, 2012 were unfavorably impacted by increased inventory levels due to additional inventory needs to the support new product introductions and the Trauma Acquisition and increased accounts receivable due to increased sales and seasonality, partially offset by lower cash paid for interest. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows

Net cash used in investing activities was $409.3 million for the six months ended November 30, 2012 and $49.0 million for the six months ended November 30, 2011. The investing cash flow decrease period-over-period when comparing the six months ended November 30, 2012 to the six months ended November 30, 2011 was primarily due to the Trauma Acquisition purchase price of $280.0 million and capital expenditures increased by $25.7 million during the six months ended November 30, 2012. Additionally, during the six months ended November 30, 2011 we received proceeds from the sales/maturities of investments of $33.7 million primarily related to the sale of a time deposit and proceeds from the sale of property and equipment of $13.1 million.

Financing Cash Flows

Net cash used in financing activities was $51.3 million for the six months ended November 30, 2012, compared to cash used in financing activities of $19.9 million for the six months ended November 30, 2011. The difference was primarily related to the refinancing activities during the first and second quarters of fiscal year 2013. We received proceeds of $2,666.2 million related to the new 6.500% senior notes due 2020 and 6.500% senior subordinated notes due 2020 bond offerings and tendered or retired $2,702.2 million of senior notes due 2017. Additionally, related to the refinancing activities we incurred $67.8 million of fees. We drew down on our asset-based revolver during the second quarter of fiscal year 2013 in order to partially fund the refinancing activities which provided cash of $80.0 million, which partially offset the use of cash due to the refinancing activities. The refinancing activities were explained in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report.

Balance Sheet Metrics

Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	November 30, 2012	May 31, 2012
Days Sales Outstanding(1)	65.2	62.5
Inventory Turns(2)	1.47	1.59

(1)	DSO is calculated by dividing the year-over-year average accounts receivable balance by the last twelve months net sales multiplied by 365 days.
(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.

We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The increase in DSOs is due to seasonality and increased sales in the last two quarters related to the Trauma Acquisition. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns were slower at November 30, 2012 due to the integration of Trauma Acquisition inventory. These measures may not be computed the same as similarly titled measures used by other companies.

Non-GAAP Disclosures

We use certain non-GAAP financial measures to evaluate our performance using information that differs from what is required under GAAP. These non-GAAP financial measures may not be comparable to similar measures reported by other companies and should be considered in addition to, and not as a substitute for, or superior to, other measures prepared in accordance with GAAP.

The senior secured leverage ratio provides a measure of our financial ability to meet our debt service obligations. The ratio level determines the interest rate charged on our cash flow revolving credit facilities, and letters of credit fees. In addition to determining the current interest rate on our cash flow revolving credit facilities, the ratio is also used as a benchmark in our credit agreements to determine maximum levels of additional indebtedness we may incur. We believe the directional trend of this ratio provides valuable insight to understanding our operational performance and financial position with respect to our debt obligations.

(in millions, except ratios)	November 30, 2012		May 31, 2012
USD Term Loan	$2,223.3		$2,234.7
EUR Term Loan	1,078.0		1,039.6
Asset Based Revolver	70.0		—

Consolidated Senior Secured Debt	3,371.3		3,274.3
Cash and Cash Equivalents	167.5		492.4

Consolidated Senior Secured Debt Net of Cash and Cash Equivalents	$3,203.8		$2,781.9

LTM Adjusted EBITDA	$1,064.2	(2)	$1,031.1
Senior Secured Leverage Ratio(1)	3.01		2.70

(1)

Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

(2)

The LTM Adjusted EBITDA for November 30, 2012 includes six months of Adjusted EBITDA during fiscal year 2013 of $526.0 million, plus the last six months of Adjusted EBITDA from fiscal year 2012 of $538.2 million.

The increase in the senior secured leverage ratio at November 30, 2012 as compared to May 31, 2012 is primarily due to the decrease in cash and cash equivalents, as defined by our credit agreement, and the increase in the debt, partially offset by the increase in LTM Adjusted EBITDA. The cash decrease and the debt increase were driven by the refinancing activities that were explained in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report as well as the impact of the Trauma Acquisition.

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

Adjusted EBITDA for the three and six months ended November 30, 2012 and 2011, the six months ended May 31, 2012 and the year ended May 31, 2012 is calculated as follows:

(in millions)	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	Six Months Ended May 31, 2012(1)	Year Ended May 31, 2012
Operating income (loss)	$143.2	$103.8	$212.2	$176.5	$(269.9)	$(93.4)
Depreciation	43.9	47.3	86.0	94.1	88.1	182.2
Amortization	77.7	84.4	156.1	167.4	159.8	327.2
Special items adjustments:
Stock-based compensation expense(2)	7.4	4.0	26.5	8.7	7.3	16.0
Litigation settlements and reserves and other legal fees(3)	4.8	7.5	9.4	8.5	0.1	8.6
Trauma Acquisition(4)	2.3	—	9.2	—	4.6	4.6
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(5)	5.4	16.5	12.2	32.9	12.9	45.8
Inventory step-up related to the Trauma Acquisition(4)	0.7	—	0.9	—	—	—
Excess and obsolete inventory expense related to the Trauma Acquisition(6)	—	—	8.1	—	—	—
Sponsor fee(7)	2.8	2.8	5.4	4.8	5.5	10.3
Goodwill and intangible assets impairment charge(8)	—	—	—	—	529.8	529.8

Adjusted EBITDA(9)	$288.2	$266.3	$526.0	$492.9	$538.2	$1,031.1

(1)	The six months ended May 31, 2012 shows the activity from December 1, 2011 to May 31, 2012.
(2)	Stock-based compensation expense is excluded from non-GAAP financial measures primarily because it is a non-cash expense. We believe that excluding this item is useful to investors in that it facilitates comparisons to competitors’ operating results.
(3)	We exclude certain litigation-related expenses and settlements from non-GAAP financial measures that are not reflective of our ongoing operational performance. We believe this information is useful to investors in that it provides period-over-period comparability.

(4)	We exclude acquisition-related expenses for the Trauma Acquisition from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(5)	Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. Operational restructuring charges also include abnormal manufacturing variances related to temporary redundant overhead costs within our plant network as we continue to rationalize and move production to our larger operating locations in order to increase manufacturing efficiency. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(6)	We exclude expenses for excess and obsolete inventory charges related to the overlap of certain acquired DePuy trauma products with our current trauma products from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(7)	Upon completion of the Merger, we entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors, assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to us. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of our annual Adjusted EBITDA (as defined by our credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. We exclude these costs from non-GAAP financial measures primarily because they are not reflective of the ongoing operating results and they are not used by management to assess ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.
(8)	During fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine & bone healing reporting units. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.
(9)	As defined in our credit agreement.

Adjusted EBITDA growth has historically generally been in line with the growth in net sales and has continued the trend for the three and six months ended November 30, 2012 as compared to the three and six months ended November 30, 2011.

Other Liquidity Information

We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, of which are primarily classified as long-term obligations. There were no borrowings under our cash flow revolving credit facilities and $70.0 million was outstanding under our asset-based revolving credit facility as of November 30, 2012. Our term loan facilities require payments each year in an amount equal (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of November 30, 2012, required principal payments of $33.0 million are due within the next twelve months related to our senior secured term loan facilities.

Our revolving borrowing base available under all debt facilities at November 30, 2012 was $727.9 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility and its outstanding balance of $70.0 million.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In management’s opinion, our critical accounting policies include revenue recognition, excess and obsolete inventory, goodwill and intangible assets, legal proceedings and other loss contingencies, and income taxes. For further information, including our significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2012 Form 10-K. There have been no significant modifications to the policies related to our critical accounting estimates since May 31, 2012 except those listed below.

As of November 30, 2012, we concluded that certain indicators were present that suggested impairment may exist for our Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $299.2 million and intangibles of $231.4 million at November 30, 2012. The indicators of impairment in our Dental Reconstructive reporting unit include evidence of continued declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends. Management is in the process of completing its evaluation of impairment including consideration of long-term growth rates, industry information and other valuation assumptions. We will finalize these impairment tests and record any resulting impairment charges during our third quarter of fiscal year 2013.

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

The results of operations for the three and six months ended November 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2012 Form 10-K. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of November 30, 2012.

Changes in internal control over financial reporting

There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15, Contingencies, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report and is hereby incorporated by reference herein. Except as discussed in these notes, there were no material developments in the legal proceedings disclosed by the Company in Part I, Item 8, Note 15 of the Company’s 2012 Form 10-K.

Item 1A.	Risk Factors

As of November 30, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2012 Form 10-K except for the risk factors noted below.

We may record future goodwill and/or intangible impairment charges related to one or more of our business units, which could materially adversely impact our results of operations.

We test our goodwill and indefinite lived intangible asset balances as of March 31 of each fiscal year for impairment. We test these balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment we make assumptions regarding revenue projections, growth rates, cash flows, tax rates and discount rates. These assumptions are uncertain and by nature can vary from actual results. Various future events could have a negative impact on the fair value of our reporting units’ goodwill and indefinite lived intangibles when the annual or interim impairment test is completed. The events include, but are not limited to:

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

As of November 30, 2012, we concluded that certain indicators were present that suggested impairment may exist for our Dental Reconstructive reporting unit’s goodwill and intangibles. The Dental Reconstructive reporting unit had goodwill of $299.2 million and intangibles of $231.4 million at November 30, 2012. The indicators of impairment in our Dental Reconstructive reporting unit include evidence of continued declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends. Management is in the process of completing its evaluation of impairment including consideration of long-term growth rates, industry information and other valuation assumptions. We will finalize these impairment tests and record any resulting impairment charges during our third quarter of fiscal year 2013.

These risk factors could materially affect our business, financial condition or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

Item 5.	Other Information

Amended and Restated Employment Agreement

On January 14, 2013, the Company entered into an amended and restated employment agreement with Mr. Binder (the “Employment Agreement”), pursuant to which he will continue to serve as President and Chief Executive Officer of the Company and will continue to be appointed to the Company’s Board of Directors and its Executive Committee. The Employment Agreement supersedes the original employment agreement entered into between the Company and Mr. Binder dated as of June 11, 2008 (the “Original Agreement”). The Employment Agreement has an initial three-year term commencing on January 14, 2013 and provides for automatic 12-month extensions on each anniversary of such commencement date, unless either the Company or Mr. Binder gives prior notice of termination.

In addition to the benefits provided in the Original Agreement, the Employment Agreement provides that Mr. Binder would be entitled to certain enhanced severance benefits following certain terminations of employment. If he is terminated by the Company for any reason other than for cause (as defined in the agreement), death or disability (as defined in the agreement), or if Mr. Binder terminates his employment for good reason (as defined in the agreement) or on or after January 1, 2015, with or without good reason (and his employment could not be terminated by the Company for cause at such time), he would be entitled to an amount equal to (a) 2 times his base salary in effect at the date of termination plus (b) 2 times the annual incentive bonus Mr. Binder would have received for the current year if his employment had not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of the current year.

The Employment Agreement also revises the severance to which Mr. Binder would be entitled if his employment is terminated within the two-year period following a change in control. Under the Employment Agreement, if Mr. Binder’s employment is terminated at any time within the two-year period following a change in control either by the Company for any reason other than for cause, death or disability, or by Mr. Binder for good reason or on or after January 1, 2015, with or without good reason (and his employment could not be terminated by the Company for Cause at such time), Mr. Binder will receive an amount equal to (a) 2 times his base salary in effect at the date of termination plus (b) 2 times the annual incentive bonus Mr. Binder would have received for the current year if his employment had not been terminated, based on Biomet’s performance to the date of termination extrapolated through the end of the current year.

In addition, under the Employment Agreement, on or following January 1, 2014, Mr. Binder may terminate his employment for good reason upon the appointment of a successor Chief Executive Officer of the Company by resolution of the Board.

Restricted Stock Unit Grant Agreement

On January 14, 2013, the Company entered into an amended and restated Restricted Stock Unit Grant Agreement with Mr. Binder (the “RSU Agreement”). The RSU Agreement supersedes the original restricted stock grant agreement entered into between the Company and Mr. Binder dated as of July 31, 2012 (the “Original RSU Agreement”). In addition to the terms of the Original RSU Agreement, the RSU Agreement provides that if Mr. Binder is terminated by the Company for any reason other than for cause (as defined in the RSU Agreement), death or disability (as defined in the RSU Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Time-Based Restricted Stock Units that would have vested had Mr. Binder remained employed through January 1, 2015 will satisfy the time-based vesting condition as of the date of his termination.

The RSU Agreement also provides for payment with respect to Mr. Binder’s Management Dividend Awards upon certain terminations. The terminations to which such benefits apply are (a) for periods prior to January 1, 2015, if Mr. Binder’s employment is terminated in any year by the Company other than for cause, death or disability or by him for good reason, and (b) for periods after January 1, 2015, if Mr. Binder’s employment is terminated in any year by the Company without cause or by him for any reason (each an “eligible termination”). In the case of an eligible termination prior to the Management Dividend Award Date in the year of termination, Mr. Binder will be entitled to receive a Management Dividend Award Payment Amount (paid at the same time Management Dividend Award payments are made to other employees for such year) with respect to a number of Management Dividend Awards equal to the number of Time-Based Restricted Stock Units vested and outstanding as of his termination date, regardless of whether he was employed on the Management Dividend Award vesting date(s) or on the Management Dividend Award Payment Date for such year. Mr. Binder would have no entitlement to any Management Dividend Award payment paid in respect of any year subsequent to the year in which his employment terminates.

The RSU Agreement requires that in connection with certain increases and decreases in the numbers of issued and outstanding shares of common stock of the Company, the Board will make adjustments to Mr. Binder’s RSU Agreement that the Board deems appropriate to prevent the enlargement or dilution of rights with respect to the number of shares of common stock available for grant under the 2012 Restricted Stock Unit Plan and the number of shares of common stock subject to restricted stock unit grant agreements. The RSU Agreement also requires that any adjustment made in connection with a cash dividend or distribution will be made in the same manner as the adjustment made to all or substantially all restricted stock units with substantially the same terms and conditions as Mr. Binder’s restricted stock units.

Stock Option Grant Agreement

On January 14, 2013, the Company entered into an amended and restated Stock Option Grant Agreement with Mr. Binder (the “Option Agreement”). The Option Agreement supersedes the original stock option grant agreement entered into between the Company and Mr. Binder dated as of July 31, 2012 (the “Original Option Agreement”).

In addition to the terms of the Original Option Agreement, the Option Agreement provides that if Mr. Binder is terminated by the Company for any reason other than for cause (as defined in the Option Agreement), death or disability (as defined in the Option Agreement), or if Mr. Binder terminates his employment for good reason (as defined in the Employment Agreement) prior to January 1, 2015, any unvested Replacement Extended Time Vesting Options that would have vested had Mr. Binder remained employed through January 1, 2015 will vest on the date of his termination. The Option Agreement also provides that if Mr. Binder terminated his employment without good reason (and his employment could not be terminated by the Company for Cause at such time), he will retain exercise rights on vested stock options until their expiration date as follows: continuously employed through January 1, 2014, retains 70% of vested options;

continuously employed through July 1, 2014, retains 85% of vested options; and continuously employed through January 1, 2015, retains 100% of vested options. If the Company terminates Mr. Binder’s employment other than for cause, death or disability, or Mr. Binder terminates for good reason, he will retain 100% of the vested options until their expiration date. The Option Agreement provides that if the Company modifies or offers to employees to modify the expiration date of options granted to employees on substantially the same terms and conditions as applies to Mr. Binder’s option, the expiration date of Mr. Binder’s option will also be modified or eligible for modification.

The above descriptions of the Employment Agreement, the RSU Agreement and the Stock Option Grant Agreement are qualified in their entirety by reference to the copies of such agreements filed herewith as Exhibits 10.1, 10.2 and 10.3, respectively, and incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits. See Index to Exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

LVB ACQUISITION, INC.

BIOMET, INC.

Date: January 14, 2013	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date: January 14, 2013	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amended and Restated Employment Agreement, dated January 14, 2013, by and between Biomet, Inc. and Jeffrey R. Binder

10.2	Amended and Restated Restricted Stock Unit Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffery R. Binder

10.3	Amended and Restated Stock Option Grant Agreement, dated January 14, 2013, by and between LVB Acquisition, Inc. and Jeffrey R. Binder

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document