Form 10-Q
period 2013-02-28
BIOMET INC; LVB Acquisition, Inc.
filed 2013-04-10
CIK 351346, 1402366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013.

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

LVB ACQUISITION, INC.        Yes  ☐    No  ☑

BIOMET, INC.                            Yes  ☐    No  ☑

The number of shares of the registrants’ common stock outstanding as of March 31, 2013:

LVB ACQUISITION, INC.              552,361,916 shares of common stock

BIOMET, INC.                                 1,000 shares of common stock

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements (Unaudited):
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 28, 2013 and May 31, 2012	4
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months February 28, 2013 and February 29, 2012	5
		LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2013 and February 29, 2012	6
		Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets as of February 28, 2013 and May 31, 2012	8
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended February 28, 2013 and February 29, 2012	9
		Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2013 and February 29, 2012	10
		Notes to Condensed Consolidated Financial Statements	12
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
	Item 4.	Controls and Procedures	56

Part II.	Other Information
		There is no information required to be reported under any items except those indicated below.
	Item 1.	Legal Proceedings	57
	Item 1A.	Risk Factors	57
	Item 6.	Exhibits	57

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

Item 1.	Condensed Consolidated Financial Statements.
LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	February 28, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$217.4	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $36.0 ($36.5 at May 31, 2012)	545.9	491.6
Investments	—	2.5
Income tax receivable	4.4	5.0
Inventories	643.3	543.2
Deferred income taxes	62.1	52.5
Prepaid expenses and other	129.9	124.1
Total current assets	1,603.0	1,711.3
Property, plant and equipment, net	679.4	593.6
Investments	22.1	13.9
Intangible assets, net	3,662.4	3,930.4
Goodwill	3,927.5	4,114.4
Other assets	107.3	56.8
Total assets	$10,001.7	$10,420.4
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.5	$35.6
Accounts payable	87.2	116.2
Accrued interest	43.9	56.5
Accrued wages and commissions	130.4	122.0
Other accrued expenses	189.0	180.2
Total current liabilities	485.0	510.5
Long-term liabilities:
Long-term debt, net of current portion	5,943.9	5,792.2
Deferred income taxes	1,100.9	1,257.8
Other long-term liabilities	205.9	177.8
Total liabilities	7,735.7	7,738.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01 per share; 740,000,000 shares authorized; 552,361,916 and 552,308,376 shares issued and outstanding	5.5	5.5
Contributed and additional paid-in capital	5,656.0	5,623.3
Accumulated deficit	(3,471.7)	(3,069.6)
Accumulated other comprehensive income	76.2	122.9
Total shareholders’ equity	2,266.0	2,682.1
Total liabilities and shareholders’ equity	$10,001.7	$10,420.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$771.5	$708.9	$2,269.0	$2,098.6
Cost of sales	271.9	219.7	736.0	669.9
Gross profit	499.6	489.2	1,533.0	1,428.7
Selling, general and administrative expense	293.8	268.4	886.7	800.9
Research and development expense	35.0	30.1	107.2	93.2
Amortization	74.1	82.6	230.2	250.0
Goodwill and intangible assets impairment charge	334.1	—	334.1	—
Operating income (loss)	(237.4)	108.1	(25.2)	284.6
Interest expense	88.8	117.2	310.8	363.4
Other (income) expense	10.9	(2.8)	172.4	9.3
Other expense, net	99.7	114.4	483.2	372.7
Loss before income taxes	(337.1)	(6.3)	(508.4)	(88.1)
Provision (benefit) from income taxes	(32.6)	10.2	(106.2)	(18.4)
Net loss	(304.5)	(16.5)	(402.2)	(69.7)
Other comprehensive income (loss):
Change in unrealized holding value on available-for-sale securities, net of tax	1.5	0.2	3.6	4.4
Interest rate swap unrealized gain (loss), net of tax	6.6	(0.6)	5.9	17.4
Foreign currency related gains (losses)	(63.9)	25.8	(56.2)	(26.8)
Unrecognized actuarial gain (loss) on pension assets, net of tax	0.3	(0.1)	—	(0.3)
Other comprehensive income (loss)	(55.5)	25.3	(46.7)	(5.3)
Comprehensive income (loss)	$(360.0)	$8.8	$(448.9)	$(75.0)
The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB Acquisition, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Nine Months Ended
	February 28, 2013	February 29, 2012(1)
Cash flows provided by (used in) operating activities:
Net loss	$(402.2)	$(69.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	364.8	388.0
Amortization and write off of deferred financing costs	27.3	8.3
Stock-based compensation expense	32.3	12.2
Loss on extinguishment of debt	155.2	—
Recovery of doubtful accounts receivable	(0.4)	(2.6)
Realized gain on investments	(0.2)	(1.9)
Goodwill and intangible assets impairment charge	334.1	—
Loss on impairment of investments	—	19.3
Deferred income taxes	(165.4)	(120.7)
Other	5.9	(1.6)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(53.1)	(38.4)
Inventories	(33.6)	9.6
Prepaid expenses	(7.9)	(1.2)
Accounts payable	(28.0)	(4.2)
Income taxes	5.5	19.1
Accrued interest	(12.6)	61.7
Accrued expenses and other	52.1	13.4
Net cash provided by operating activities	273.8	291.3
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	5.5	42.0
Purchases of investments	(6.4)	(0.3)
Net proceeds from sale of assets	14.0	13.7
Capital expenditures	(149.7)	(122.7)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(17.2)	(14.4)
Net cash used in investing activities	(433.8)	(81.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(1.0)	(1.1)
Payments under senior secured credit facilities	(25.2)	(26.6)
Proceeds under asset based revolver	80.0	—
Payments under asset based revolver	(80.0)	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—
Payment of fees related to refinancing activities	(77.8)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.2)
Net cash used in financing activities	(130.9)	(28.9)
Effect of exchange rate changes on cash	15.9	(12.5)
Increase (decrease) in cash and cash equivalents	(275.0)	168.2
Cash and cash equivalents, beginning of period	492.4	327.8
Cash and cash equivalents, end of period	$217.4	$496.0
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$315.5	$294.0
Income taxes	$49.0	$76.9
 ______________________

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
(in millions, except shares)

	(Unaudited)
	February 28, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$217.4	$492.4
Accounts receivable, less allowance for doubtful accounts receivables of $36.0 ($36.5 at May 31, 2012)	545.9	491.6
Investments	—	2.5
Income tax receivable	4.4	5.0
Inventories	643.3	543.2
Deferred income taxes	62.1	52.5
Prepaid expenses and other	129.9	124.1
Total current assets	1,603.0	1,711.3
Property, plant and equipment, net	679.4	593.6
Investments	22.1	13.9
Intangible assets, net	3,662.4	3,930.4
Goodwill	3,927.5	4,114.4
Other assets	107.3	56.8
Total assets	$10,001.7	$10,420.4
Liabilities & Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$34.5	$35.6
Accounts payable	87.2	116.2
Accrued interest	43.9	56.5
Accrued wages and commissions	130.4	122.0
Other accrued expenses	189.0	180.2
Total current liabilities	485.0	510.5
Long-term liabilities:
Long-term debt, net of current portion	5,943.9	5,792.2
Deferred income taxes	1,100.9	1,257.8
Other long-term liabilities	205.9	177.8
Total liabilities	7,735.7	7,738.3
Commitments and contingencies
Shareholder's equity:
Common stock, without par value; 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Contributed and additional paid-in capital	5,661.5	5,628.8
Accumulated deficit	(3,471.7)	(3,069.6)
Accumulated other comprehensive income	76.2	122.9
Total shareholder's equity	2,266.0	2,682.1
Total liabilities and shareholder's equity	$10,001.7	$10,420.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	(Unaudited) For the Three Months Ended		(Unaudited) For the Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$771.5	$708.9	$2,269.0	$2,098.6
Cost of sales	271.9	219.7	736.0	669.9
Gross profit	499.6	489.2	1,533.0	1,428.7
Selling, general and administrative expense	293.8	268.4	886.7	800.9
Research and development expense	35.0	30.1	107.2	93.2
Amortization	74.1	82.6	230.2	250.0
Goodwill and intangible assets impairment charge	334.1	—	334.1	—
Operating income (loss)	(237.4)	108.1	(25.2)	284.6
Interest expense	88.8	117.2	310.8	363.4
Other (income) expense	10.9	(2.8)	172.4	9.3
Other expense, net	99.7	114.4	483.2	372.7
Loss before income taxes	(337.1)	(6.3)	(508.4)	(88.1)
Provision (benefit) from income taxes	(32.6)	10.2	(106.2)	(18.4)
Net loss	(304.5)	(16.5)	(402.2)	(69.7)
Other comprehensive income (loss):
Change in unrealized holding value on available-for-sale securities, net of tax	1.5	0.2	3.6	4.4
Interest rate swap unrealized gain (loss), net of tax	6.6	(0.6)	5.9	17.4
Foreign currency related gains (losses)	(63.9)	25.8	(56.2)	(26.8)
Unrecognized actuarial gain (loss) on pension assets, net of tax	0.3	(0.1)	—	(0.3)
Other comprehensive income (loss)	(55.5)	25.3	(46.7)	(5.3)
Comprehensive income (loss)	$(360.0)	$8.8	$(448.9)	$(75.0)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Biomet, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
(in millions)

	(Unaudited) Nine Months Ended
	February 28, 2013	February 29, 2012(1)
Cash flows provided by (used in) operating activities:
Net loss	$(402.2)	$(69.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	364.8	388.0
Amortization and write off of deferred financing costs	27.3	8.3
Stock-based compensation expense	32.3	12.2
Loss on extinguishment of debt	155.2	—
Recovery of doubtful accounts receivable	(0.4)	(2.6)
Realized gain on investments	(0.2)	(1.9)
Goodwill and intangible assets impairment charge	334.1	—
Loss on impairment of investments	—	19.3
Deferred income taxes	(165.4)	(120.7)
Other	5.9	(1.6)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(53.1)	(38.4)
Inventories	(33.6)	9.6
Prepaid expenses	(7.9)	(1.2)
Accounts payable	(28.0)	(4.2)
Income taxes	5.5	19.1
Accrued interest	(12.6)	61.7
Accrued expenses and other	52.1	13.4
Net cash provided by operating activities	273.8	291.3
Cash flows provided by (used in) investing activities:
Proceeds from sales/maturities of investments	5.5	42.0
Purchases of investments	(6.4)	(0.3)
Net proceeds from sale of assets	14.0	13.7
Capital expenditures	(149.7)	(122.7)
Acquisitions, net of cash acquired - Trauma Acquisition	(280.0)	—
Other acquisitions, net of cash acquired	(17.2)	(14.4)
Net cash used in investing activities	(433.8)	(81.7)
Cash flows provided by (used in) financing activities:
Debt:
Payments under European facilities	(1.0)	(1.1)
Payments under senior secured credit facilities	(25.2)	(26.6)
Proceeds under asset based revolver	80.0	—
Payments under asset based revolver	(80.0)	—
Proceeds from senior and senior subordinated notes due 2020 and term loans	3,396.2	—
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—
Payment of fees related to refinancing activities	(77.8)	—
Equity:
Repurchase of LVB Acquisition, Inc. shares	(0.1)	(1.2)
Net cash used in financing activities	(130.9)	(28.9)
Effect of exchange rate changes on cash	15.9	(12.5)
Increase (decrease) in cash and cash equivalents	(275.0)	168.2
Cash and cash equivalents, beginning of period	492.4	327.8
Cash and cash equivalents, end of period	$217.4	$496.0
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$315.5	$294.0
Income taxes	$49.0	$76.9

 _____________________

(1)	Certain amounts have been adjusted to conform to the current presentation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

LVB ACQUISITION, INC.
BIOMET, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation.
The accompanying unaudited condensed consolidated financial statements include the accounts of LVB Acquisition, Inc. (“LVB” and “Parent”) and Biomet, Inc. and its subsidiaries (individually and collectively with its subsidiaries referred to as “Biomet”, and together with LVB, the “Company”, “we”, “us” or “our”). Biomet is a wholly owned subsidiary of LVB. LVB has no other operations beyond its ownership of Biomet. Intercompany accounts and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013. For further information, including the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (the “2012 Form 10-K”).
The May 31, 2012 condensed consolidated balances have been derived from the audited financial statements included in the 2012 Form 10-K.
Recent Accounting Pronouncements
Goodwill Impairment Testing—In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-8, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-8”). The new guidance is intended to simplify how entities test goodwill for impairment. It includes provisions that permit an entity to first assess qualitative factors in determining whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The changes to Topic 350 were effective for the Company beginning June 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
The Trauma Acquisition net sales for the three and nine months ended February 28, 2013 were $59.4 million and $150.9 million, respectively.
The acquisition has been accounted for as a business combination. The preliminary purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. As of February 28, 2013, the Company recorded a preliminary allocation of the purchase price to acquired tangible and identifiable intangible assets and liabilities assumed based on their fair value at the initial acquisition date. The Company is in the process of obtaining valuations of certain tangible and intangible assets and determining certain employee liabilities. The Company expects to complete the purchase price allocation in fiscal year 2013 after all valuations have been finalized.

Note 2—Acquisition, Continued.

The preliminary purchase price allocation at February 28, 2013 consisted of the following:

(in millions)	February 28, 2013
Inventory	$98.9
Prepaid expenses and other	2.1
Instruments	29.2
Other property, plant and equipment	23.3
Liabilities assumed	(4.0)
Intangible assets	70.0
Goodwill	60.5
Preliminary purchase price	$280.0
The asset purchase agreement contains a provision requiring an adjustment to the purchase price if the amount of delivered inventory and/or instruments is more or less than the target amount of these items. No adjustments to the purchase price pursuant to this provision has been made. The results of operations of the business have been included subsequent to the respective country closing dates in the accompanying condensed consolidated financial statements. Acquisition-related costs for the three and nine months ended February 29, 2013 were $1.1 million and $10.3 million, respectively, and are recorded in cost of sales and selling, general and administrative expenses. The Company does not expect the goodwill value to be tax deductible.
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

Note 3—Inventories.
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. The Company reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand and historical experience. Inventories consisted of the following:

(in millions)	February 28, 2013	May 31, 2012
Raw materials	$81.9	$78.3
Work-in-process	48.1	42.4
Finished goods	513.3	422.5
Inventories, net	$643.3	$543.2

Note 4—Property, Plant and Equipment.
Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Depreciation of instruments is included within cost of sales. Related maintenance and repairs are expensed as incurred.
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

Note 4—Property, Plant and Equipment, Continued.
Useful lives by major product category consisted of the following:

Useful life
Land improvements	20 years
Buildings and leasehold improvements	30 years
Machinery and equipment	5-10 years
Instruments	4 years

Property, plant and equipment consisted of the following:

(in millions)	February 28, 2013	May 31, 2012
Land and land improvements	$40.8	$40.2
Buildings and leasehold improvements	102.1	89.9
Machinery and equipment	390.4	342.3
Instruments	780.5	633.3
Construction in progress	35.9	29.1
Total property, plant and equipment	1,349.7	1,134.8
Accumulated depreciation	(670.3)	(541.2)
Total property, plant and equipment, net	$679.4	$593.6

Note 5—Investments.
At February 28, 2013, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.2	$0.1	$—	$0.3
Time deposit	15.9	0.1	—	16.0
Greek bonds	1.1	3.8	—	4.9
Total available-for-sale investments	$17.2	$4.0	$—	$21.2

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.8	$0.1	$—	$0.9
Total trading investments	$0.8	$0.1	$—	$0.9

Note 5—Investments, Continued.
At May 31, 2012, the Company’s investment securities were classified as follows:

	Amortized	Unrealized		Fair
(in millions)	Cost	Gains	Losses	Value
Available-for-sale:
Equity securities	$0.4	$—	$(0.2)	$0.2
Time deposit	9.5	—	—	9.5
Greek bonds	6.3	—	—	6.3
Total available-for-sale investments	$16.2	$—	$(0.2)	$16.0

	Amortized	Realized		Fair
	Cost	Gains	Losses	Value
Trading:
Equity securities	$0.4	$—	$—	$0.4
Total trading investments	$0.4	$—	$—	$0.4
The Company recorded proceeds on the sales/maturities of investments of $5.5 million for the three and nine months ended February 28, 2013 and $8.3 million and $42.0 million for the three and nine months ended February 29, 2012, respectively. The Company purchased investments of $6.4 million during the nine months ended February 28, 2013 and $0.1 million and $0.3 million for the three and nine months ended February 29, 2012, with no purchases during the three months ended February 28, 2013.
The Company holds Greek bonds which are designated as available-for-sale securities. The bonds have maturities ranging from 1 to 30 years. As of February 28, 2013, the face value of the bonds was $11.2 million. The Company recorded realized losses of $2.8 million and $19.3 million on the Greek bonds related to other-than-temporary impairment for the three and nine months ended February 29, 2012, respectively, which is included in other (income) expense. There was no other-than-temporary impairment for the three and nine months ended February 28, 2013 as fair value was higher than cost.

Note 6—Goodwill and Other Intangible Assets.
The balance of goodwill as of February 28, 2013 and May 31, 2012 was $3,927.5 million and $4,114.4 million, respectively. The change in goodwill is primarily related to the impairment charge described below and foreign currency fluctuations partially offset by the goodwill recorded related to the Trauma Acquisition, which is described in Note 2 – Acquisition.
The Company operates in one reportable segment and evaluates goodwill for impairment at the reporting unit level. The reporting units are based on the Company's current administrative organizational structure and the availability of discrete financial information.
During the third quarter of fiscal year 2013, the Company recorded a $334.1 million goodwill and definite and indefinite-lived intangible assets impairment charge related to its Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
The impairment charge was a result of the finalization of our preliminary impairment work as of November 30, 2012.

The Company used the income approach, specifically the discounted cash flow method, to determine the fair value of the Dental Reconstructive reporting unit and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Company estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. In applying the income approach to calculate the fair value of the Dental Reconstructive reporting unit, the Company used assumptions about future revenue contributions and cost structures. The application of the income approach for both goodwill and intangibles requires judgment in determining a risk-adjusted discount rate at the reporting unit level. The Company based this determination on estimates of the weighted-average costs of capital of market participants. The Company performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective.
To calculate the amount of the impairment charge related to the Dental Reconstructive reporting unit, the Company allocated the reporting unit's fair value to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of the Company's Dental Reconstructive reporting unit's assets and liabilities as if the reporting units had been acquired in a business combination.
The Company determined the fair value of intangible assets using an income based approach to determine the fair value. The approach calculated the fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value was compared to the carrying value to determine if any impairment existed.
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
The Company has identified a total of three reporting units with a material amount of goodwill that are at a higher risk of potential failure of step one of the goodwill impairment test in the future. These reporting units include its U.S. Reconstructive reporting unit ($2,973.4 million of goodwill), its International reporting unit ($523.5 million of goodwill) and its Europe reporting unit ($299.4 million). The level of excess fair value over carrying value for these higher risk reporting units were each less than 10% for the latest step one impairment test.

Note 6—Goodwill and Other Intangible Assets, Continued.
The Company uses an accelerated method for amortizing customer relationship intangibles, as the value for those relationships is greater at the beginning of their life. The accelerated method was calculated using historical customer attrition rates. The remaining finite-lived intangibles are amortized on a straight line basis. The decrease in the net intangible asset balance is primarily due to the impairment charge described below and amortization, partially offset by the intangibles recorded related to the Trauma Acquisition, which is described in Note 2 – Acquisition.

The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	February 28, 2013

Beginning of period	$4,114.4
Goodwill acquired	62.0
Currency translation	(15.9)
Impairment charge	(233.0)
End of Period	$3,927.5

Intangible assets consisted of the following at February 28, 2013 and May 31, 2012:

(in millions)	February 28, 2013
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,699.9	$(39.0)	$1,660.9	$(451.2)	$4.1	$1,213.8
Completed technology	604.2	(55.2)	549.0	(240.7)	36.7	345.0
Product trade names	192.5	—	192.5	(61.3)	—	131.2
Customer relationships	2,387.5	(46.1)	2,341.4	(786.1)	9.9	1,565.2
Non-compete contracts	4.6	—	4.6	(3.8)	—	0.8
Sub-total	4,888.7	(140.3)	4,748.4	(1,543.1)	50.7	3,256.0
Corporate trade names	312.2	(11.5)	300.7	—	—	300.7
Currency translation	127.3	—	127.3	(21.6)	—	105.7
Total	$5,328.2	$(151.8)	$5,176.4	$(1,564.7)	$50.7	$3,662.4

(in millions)	May 31, 2012
	Gross		New			Net
	Carrying	Impairment	Carrying	Accumulated	Impairment	Carrying
	Amount	Charge	Amount	Amortization	Charge	Amount
Core technology	$1,856.1	$(185.7)	$1,670.4	$(457.7)	$74.3	$1,287.0
Completed technology	594.2	—	594.2	(206.7)	—	387.5
Product trade names	184.5	—	184.5	(52.6)	—	131.9
Customer relationships	2,666.1	(306.8)	2,359.3	(859.3)	191.6	1,691.6
Non-compete contracts	4.6	—	4.6	(3.1)	—	1.5
Sub-total	5,305.5	(492.5)	4,813.0	(1,579.4)	265.9	3,499.5
Corporate trade names	323.5	(11.3)	312.2	—	—	312.2
Currency translation	147.2	—	147.2	(28.5)	—	118.7
Total	$5,776.2	$(503.8)	$5,272.4	$(1,607.9)	$265.9	$3,930.4

Note 6—Goodwill and Other Intangible Assets, Continued.
The weighted average useful life of the intangibles at February 28, 2013 is as follows:

Weighted Average Useful Life
Core technology	16 years
Completed technology	10 years
Product trade names	14 years
Customer relationships	15 years
Non-compete contracts	2 years
Corporate trade names	Indefinite life
Expected amortization expense for the intangible assets stated above for the years ending May 31, 2013 through 2017 is $303.8 million, $287.0 million, $270.0 million, $262.0 million, and $257.5 million, respectively.

Note 7—Debt.
The terms and carrying value of each debt instrument at February 28, 2013 and May 31, 2012 are set forth below:

(U.S. dollars and euros in millions)	Maturity Date	Interest Rate	Currency	February 28, 2013	May 31, 2012
Debt Instruments
European facilities	No Maturity Date	Interest Free	EUR	€2.0	€2.8
				$2.6	$3.5
Term loan facility	March 25, 2015	LIBOR + 3.00%	USD	$104.6	$2,234.7
Term loan facility	July 25, 2017	LIBOR + 3.75%	USD	$2,122.1	$—
Term loan facility	March 25, 2015	LIBOR + 3.00%	EUR	€168.2	€835.6
				$220.1	$1,039.6
Term loan facility	July 25, 2017	LIBOR + 4.00%	EUR	€661.0	€—
				$864.9	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD	$—	$—
Cash flow revolving credit facility	April 25, 2017	LIBOR + 3.50%	USD/EUR	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	USD	$—	$—
Asset-based revolving credit facility	July 25, 2017	LIBOR + 1.75%	EUR	€—	€—
Senior cash pay notes	October 15, 2017	10%	USD	$—	$761.0
Senior PIK toggle notes	October 15, 2017	10.375% - 11.125%	USD	$—	$771.0
Senior subordinated notes	October 15, 2017	11.625%	USD	$—	$1,015.0
Senior notes	August 1, 2020	6.500%	USD	$1,825.0	$—
Senior subordinated notes	October 1, 2020	6.500%	USD	$800.0	$—
Premium on notes				$39.1	$3.0
Total debt				$5,978.4	$5,827.8
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
The Company currently elects to use 1-month LIBOR for setting the interest rates on 55% of its U.S. dollar-denominated and 95% of its euro-denominated term loans. The 1-month LIBOR rate for the majority of the U.S. dollar-denominated term loan as of February 28, 2013 was 0.20%. The majority of the euro-denominated term loan had a 1-month LIBOR rate of 0.06% as of February 28, 2013. The 3-month LIBOR rate for the U.S. dollar-denominated term loan was 0.31% as of February 28, 2013 and the 3-month LIBOR rate for the euro-denominated term loan was 0.12% as of February 28, 2013. The Company’s term loan facilities require payments each year in an amount equal to (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions to occur on or after August 2, 2012 pursuant to the amended and restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. Through February 28, 2013, the total amount of required payments under the Company’s term loan facilities was $25.2 million. The cash flow and asset-based revolving credit facilities and the notes do not have terms for mandatory principal paydowns. To calculate the U.S. dollar equivalent on outstanding balances, the Company used a currency conversion rate of 1 euro to $1.3084 and $1.2441, which represents the currency exchange rate from euros to U.S. dollars on February 28, 2013 and May 31, 2012, respectively.
The Company’s revolving borrowing base available under all debt facilities at February 28, 2013 was $795.5 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.

Note 7—Debt, Continued.
As of February 28, 2013, $12.4 million of financing fees related to the Company’s credit agreement remain in long-term assets and continue to be amortized through interest expense over the remaining life of the credit agreement. Additionally, $70.7 million of new financing fees related to the refinancing referenced below are also in long-term assets and will be amortized through interest expense over the remaining lives of the new debt instruments.

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
Notes Offerings and Concurrent Tender Offers
On August 8, 2012, Biomet completed its offering of $1,000.0 million aggregate principal amount of new 6.500% senior notes due 2020. Biomet used the net proceeds of that offering to fund a tender offer for any and all of its outstanding 103/8% / 11 1/8% senior PIK toggle notes due 2017 (“Senior Toggle Notes”) including related fees and expenses, to redeem the remaining Senior Toggle Notes not tendered in the tender offer and to redeem $140.0 million aggregate principal amount of the 11 5/8% senior subordinated notes due 2017 (“11 5/8% Senior Subordinated Notes”). Approximately 70% of the Senior Toggle Notes were tendered in August 2012. The remaining Senior Toggle Notes and $140.0 million aggregate principal amount of the 11 5/8% Senior Subordinated Notes were redeemed in September 2012.
On October 2, 2012, Biomet, Inc. completed its offering of $825.0 million aggregate principal amount of 6.500% senior notes due 2020 as part of a further issuance of 6.500% senior notes due 2020. The Company used the net proceeds of this offering to fund a tender offer for any and all of its 10% senior notes due 2017 (“10% Senior Notes”), including related fees and expenses and to redeem 10% Senior Notes not accepted for purchase in such tender offer. Concurrently with this offering, Biomet also completed an offering of $800.0 million aggregate principal amount of 6.500% senior subordinated notes due 2020. Biomet used the net proceeds of the subordinated notes offering together with cash on hand, to fund a tender offer for up to $800.0 million aggregate principal amount of its 11 5/8% Senior Subordinated Notes, including related fees and expenses and to redeem 11 5/8% Senior Subordinated Notes not accepted for purchase in such tender offer, $343.4 million in aggregate principal amount, or approximately 45.12% of the 10% Senior Notes outstanding, were validly tendered and not withdrawn, and $384.2 million aggregate principal amount, or approximately 43.91% of the 11 5/8% Senior Subordinated Notes outstanding, were validly tendered and not withdrawn, in each case as of the early tender deadline of October 1, 2020. On November 1, 2012, Biomet retired all outstanding 10% Senior Notes and 11 5/8% Senior Subordinated Notes not accepted for purchase in the tender offer using cash on hand and asset-based revolver proceeds.
The Company recorded a loss on the retirement of bonds of $155.2 million during the nine months ended February 28, 2013 in other (income) expense, related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes, with no loss recorded during the three months ended February 28, 2013. The Company wrote off deferred financing fees related to the tender/retirement of the Senior Toggle Notes, 10% Senior Notes and 11 5/8% Senior Subordinated Notes described above and the replacement of the existing cash flow revolvers, asset-based revolver and term loans described below of $3.4 million and $17.1 million during the three and nine months ended February 28, 2013, respectively, in other (income) expense.
Amendment and Restatement Agreement-Senior Secured Credit Facilities
On August 2, 2012, Biomet entered into an amendment and restatement agreement that amended its existing senior secured credit facilities. The amendment (i) extended the maturing of approximately $1,007.2 million of its U.S. dollar-denominated term loans and approximately €631.3 million of its euro-denominated term loans under the credit facility to July 25, 2017 and (ii) refinanced and replaced the then-existing alternative currency revolving credit commitments under the credit facility with a new class of alternative currency revolving credit commitments in an aggregate amount of $165.0 million and refinanced and replaced the then-existing U.S. dollar revolving credit commitments under the credit facility with a new class of U.S. dollar-denominated revolving credit commitments in an aggregate amount of $165.0 million. The new revolving credit commitments will mature on April 25, 2017, except that if as of December 23, 2014, there is an outstanding aggregate principal amount of non-extended U.S. dollar and euro term loans in excess of $200.0 million, then such revolving credit commitments will mature on December 24, 2014. The remaining term loans of the lenders under the senior secured credit facilities who did not elect to extend such loans will continue to mature on March 25, 2015.

Note 7—Debt, Continued.
Joinder Agreement
On October 4, 2012, LVB, Biomet and certain subsidiaries of Biomet entered into a joinder agreement (the “Joinder”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, each lender from time to time party thereto and each of the other parties identified as an “Extending Term Lender.” The Joinder was entered into pursuant to that certain Credit Agreement, dated as of September 25, 2007, as amended and restated by that certain Amendment and Restatement Agreement dated as of August 2, 2012 (the “Amendment”), by and among Biomet, LVB, certain subsidiaries of Biomet, Bank of America, N.A. and each lender from time to time party thereto. The Amendment, among other things, provides Biomet with the ability to request an extension of the scheduled maturity dates of its existing term loans in one or more series of tranches.

By entering into the Joinder, the joining lenders have agreed to extend the maturity of (i) approximately $392.7 million of Biomet’s U.S. dollar-denominated term loans and (ii) approximately €32.9 million of Biomet’s euro-denominated term loans, to July 25, 2017. The term loans extended pursuant to the Joinder are on terms identical to the terms loans that were extended pursuant to the Amendment. The remaining term loans of the lenders who have not elected to extend their loans will continue to mature on March 25, 2015.
Refinancing of Asset-Based Revolving Credit Facility
On November 14, 2012, Biomet replaced and refinanced its asset-based revolving credit facility with a new asset-based revolving credit facility that has a U.S. tranche of up to $400.0 million and a European borrower tranche denominated in euros of up to the euro-equivalent of $100.0 million. The European borrower tranche is secured by certain foreign assets of European subsidiary borrowers and the U.S. borrowers under the U.S. tranche guarantee the obligations of any such European subsidiary borrowers (and such guarantees are secured by the current assets collateral that secures the direct obligations of such U.S. borrowers under such U.S. tranche).
Refinancing of U.S. dollar-denominated term loan
On December 27, 2012, Biomet completed a $730.0 million add-on to the extended U.S. dollar-denominated term loan. The proceeds from the add-on were used to refinance the non-extended U.S. dollar-denominated term B loan, which was net of fees associated with the add-on closing. The terms of the add-on are consistent with the terms in the Amendment and Restatement Agreement-Senior Secured Credit Facilities explanation above.

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

Note 8—Fair Value Measurements, Continued.

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at February 28, 2013 and May 31, 2012:

		Fair Value Measurements
	Fair Value at February 28, 2013	Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Money market funds	$122.4	$122.4	$—	$—
Time deposits	16.0	—	16.0	—
Greek bonds	4.9	—	4.9	—
Pension plan assets	128.4	—	128.4	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.3	0.2	—	0.1
Total assets	$272.2	$122.6	$149.5	$0.1
Liabilities:
Interest rate swaps	$66.6	$—	$66.6	$—
Foreign currency exchange contracts	1.5	—	1.5	—
Total liabilities	$68.1	$—	$68.1	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
(in millions)	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$303.1	$303.1	$—	$—
Time deposits	36.3	—	36.3	—
Greek bonds	6.3	—	6.3	—
Pension plan assets	108.7	—	108.7	—
Foreign currency exchange contracts	0.2	—	0.2	—
Other	0.2	—	—	0.2
Total assets	$454.8	$303.1	$151.5	$0.2
Liabilities:
Interest rate swaps	$76.2	$—	$76.2	$—
Foreign currency exchange contracts	0.2	—	0.2	—
Total liabilities	$76.4	$—	$76.4	$—
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include other equity investments for which there was a decrease in the observation of market pricing. As of February 28, 2013 and May 31, 2012, these securities were valued primarily using internal cash flow valuation that incorporates transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

Note 8—Fair Value Measurements, Continued.
The estimated fair value of the Company’s long-term debt, including the current portion, at February 28, 2013 was $6,073.5 million, compared to a carrying value of $5,978.4 million. The fair value of the Company’s traded debt was estimated using quoted market prices for the same or similar instruments. The fair value of the Company’s variable rate term debt was estimated using the carrying value as this debt has rates which approximate market interest rates. In determining the fair values and carrying values, the Company considers the terms of the related debt and excludes the impacts of debt discounts and interest rate swaps.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
During the three and nine months ended February 28, 2013, the Company measured nonfinancial long-lived assets and liabilities at fair value in conjunction with the impairment of the dental reporting unit. The Company used the income approach to measure the fair value of the reporting unit and related intangible assets. See Note 6 for a full description of key assumptions. The inputs used in the impairment fair value analysis fall within Level 3 due to the significant unobservable inputs used to determine fair value. During the three and nine months ended February 29, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 9—Derivative Instruments and Hedging Activities.
The Company is exposed to certain market risks relating to its ongoing business operations, including foreign currency risk, interest rate risk and commodity price risk. The Company currently manages foreign currency risk and interest rate risk through the use of derivatives.
Derivatives Designated as Hedging Instruments
Foreign Currency Instruments—Certain assets, liabilities and forecasted transactions are exposed to foreign currency risk, primarily the fluctuation of the U.S. dollar against the euro. The Company has hedged a portion of its net investment in its European subsidiaries with the issuance of a €875.0 million (approximately $1,207.4 million at September 25, 2007) principal amount euro term loan on September 25, 2007. The Company’s net investment in its European subsidiaries at the hedging date of September 25, 2007 was €1,238.0 million ($1,690.0 million). As of February 28, 2013, the Company’s net investment in European subsidiaries totaled €1,918.2 million ($2,487.3 million) and the outstanding principal balance of the euro term loan was €829.2 million ($1,085.0 million). The difference of €1,089.0 million ($1,402.3 million) is unhedged as of February 28, 2013. Hedge effectiveness is tested quarterly to determine whether hedge treatment is still appropriate. The Company tests effectiveness on this net investment hedge by determining if the net investment in its European subsidiaries is greater than the outstanding euro-denominated debt balance. Any amount of a derivative instrument designated as a hedge determined to be ineffective is recorded as other (income) expense.
Interest Rate Instruments—The Company uses interest rate swap agreements (cash flow hedges) in both U.S. dollars and euros as a means of fixing the interest rate on portions of its floating-rate debt instruments. As of February 28, 2013, the Company had a swap liability of $66.6 million, which consisted of $23.8 million short-term and $44.6 million long-term, partially offset by a $1.8 million credit valuation adjustment. As of May 31, 2012, the Company had a swap liability of $76.2 million, which consisted of $36.0 million short-term and $41.0 million long-term, partially offset by a $0.8 million credit valuation adjustment.
The table below summarizes existing swap agreements at February 28, 2013 and May 31, 2012:

(U.S. dollars and euros in millions)					Fair Value at	Fair Value at
		Notional			February 28, 2013	May 31, 2012
Structure	Currency	Amount	Effective Date	Termination Date	Asset (Liability)	Asset (Liability)
5 years	EUR	€230.0	September 25, 2007	September 25, 2012	$—	$(3.5)
5 years	EUR	40.0	March 25, 2008	March 25, 2013	(0.1)	(1.4)
5 years	EUR	200.0	September 25, 2012	September 25, 2017	(11.9)	(9.5)
5 years	EUR	200.0	September 25, 2012	September 25, 2017	(11.7)	(9.3)
5 years	USD	$585.0	September 25, 2007	September 25, 2012	—	(8.9)
5 years	USD	190.0	March 25, 2008	March 25, 2013	(0.4)	(4.2)
5 years	USD	325.0	December 26, 2008	December 25, 2013	(5.4)	(9.0)
5 years	USD	195.0	September 25, 2009	September 25, 2014	(8.0)	(10.5)
2 years	USD	190.0	March 25, 2013	March 25, 2015	(2.1)	(1.0)
3 years	USD	270.0	December 27, 2013	September 25, 2016	(6.3)	(3.8)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(11.3)	(8.0)
5 years	USD	350.0	September 25, 2012	September 25, 2017	(11.2)	(7.9)
Credit valuation adjustment					1.8	0.8
Total interest rate instruments					$(66.6)	$(76.2)

Note 9—Derivative Instruments and Hedging Activities, Continued.

The interest rate swaps are recorded in other accrued expenses and other long-term liabilities. As a result of cash flow hedge treatment being applied, all unrealized gains and losses related to the derivative instruments are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. Hedge effectiveness is tested quarterly to determine if hedge treatment is still appropriate. The amount of ineffectiveness was not material for any period presented. The tables below summarize the effective portion and ineffective portion of the Company’s interest rate swaps for the three and nine months ended February 28, 2013 and February 29, 2012:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives in cash flow hedging relationship	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest rate swaps:
Amount of gain (loss) recognized in OCI	$10.7	$(0.6)	$9.5	$17.4
Amount of (gain) loss reclassified from accumulated OCI into interest expense (effective portion)	—	—	—	—
Amount (gain) loss recognized in other income (expense) (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—
As of February 28, 2013, the effective interest rate, including the applicable lending margin, on 63.32% ($1,410.0 million) of the outstanding principal of the Company’s U.S. dollar term loan was fixed at 5.83% through the use of interest rate swaps. The effective interest rate on 53.06% (€440.0 million) of the outstanding principal of the Company’s euro term loan was fixed at 5.68% through the use of interest rate swaps. The remaining unhedged balances of the U.S. dollar and euro term loans had effective interest rates of 3.90% and 3.73%, respectively. As of February 28, 2013 and May 31, 2012, the Company’s effective weighted average interest rate on all outstanding debt, including the interest rate swaps, was 6.50% and 7.80%, respectively.

Derivatives Not Designated as Hedging Instruments
Foreign Currency Instruments—The Company faces transactional currency exposures that arise when it or its foreign subsidiaries enter into transactions, primarily on an intercompany basis, denominated in currencies other than their functional currency. The Company enters into short-term forward currency exchange contracts in order to mitigate the currency exposure related to these intercompany payables and receivables arising from intercompany trade. The Company does not designate these contracts as hedges; therefore, all forward currency exchange contracts are recorded at their fair value each period, with the resulting gains and losses recorded in other (income) expense. Any foreign currency remeasurement gains or losses recognized in a period are generally offset with gains or losses on the forward currency exchange contracts. As of February 28, 2013, the fair value of the Company’s derivatives not designated as hedging instruments on a gross basis were assets of $0.2 million recorded in prepaid expenses and other, and liabilities of $1.5 million recorded in other accrued expenses.

Note 10—Accumulated Other Comprehensive Income (Loss).
Other comprehensive income (loss) includes currency translation adjustments, certain derivative-related activity, changes in the value of available-for-sale investments and changes in pension assets. The Company generally deems its foreign investments to be essentially permanent in nature and does not provide for taxes on currency translation adjustments arising from translating the investment in a foreign currency to U.S. dollars. When the Company determines that a foreign investment is no longer permanent in nature, estimated taxes are provided for the related deferred tax liability (asset), if any, resulting from currency translation adjustments.

Note 10—Accumulated Other Comprehensive Income (Loss), Continued.
Accumulated other comprehensive income (loss) and the related components are included in the table below:

(in millions)	February 28, 2013	May 31, 2012
Unrealized gain (loss) on available-for-sale securities, net of tax	$3.1	$(0.5)
Unrealized gain (loss) on interest rate swaps, net of tax	(41.4)	(47.3)
Foreign currency translation adjustments	117.5	173.7
Unrecognized actuarial gain (loss) on pension assets, net of tax	(3.0)	(3.0)
	$76.2	$122.9

Note 11—Stock-based Compensation and Stock Plans.
The Company expenses all stock-based payments to employees and non-employee distributors, including stock options, leveraged share awards and restricted stock units, based on the grant date fair value over the required award service period using the graded vesting attribution method. For awards with a performance vesting condition, the Company recognizes expense when the performance condition is considered probable to occur. Stock-based compensation expense recognized was $5.8 million and $3.5 million for the three months ended February 28, 2013 and February 29, 2012 and $32.3 million and $12.2 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. The increase in the expense was related to the modification that is described below.
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

Note 11—Stock-based Compensation and Stock Plans, Continued.

On March 27, 2013, the Compensation Committee of LVB approved and adopted an Amended LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan. The amendment permits certain participants in the Plan to be eligible to elect to receive a cash award with respect to their vested time-based restricted stock units subject to certain conditions, including the satisfaction of certain Company performance thresholds with respect to adjusted EBITDA and unlevered free cash flow. To the extent the Company performance conditions have been satisfied for the applicable fiscal year, eligible participants will be entitled to elect to receive a cash award based on the fair market value of the Parent's common stock on the first day of the applicable election period, payable in three installments over a two-year period, with respect to their vested time-based restricted stock units and such vested time-based restricted stock unit will be forfeited upon such election. Payment of the cash award is subject to the participants' continued employment through the payment date (other than with respect to a termination by the Company without cause).
During the second quarter of fiscal year 2013, the distributor options were modified to lower the exercise price to the current fair value of $7.88 per share.

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
The Company regularly reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. As of February 28, 2013, the Company does not anticipate a significant change in its worldwide gross liabilities for unrecognized tax benefits within the succeeding twelve months.
The Company’s effective income tax rates were 9.6% and 20.9% for the three and nine months ended February 28, 2013 compared to (161.9)% and 20.9% for the three and nine months ended February 29, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of the Company's foreign operations. The effective tax rates for the three and nine months ended February 28, 2013 were also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets, as well as the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and finalization of the 2011 income tax returns had the effect of increasing the effective income tax rates by 9.0% and 6.7%, respectively, in the three and nine months ended February 28, 2013. The effective income tax rates for the three and nine months ended February 29, 2012 increased by 84.4% and 18.7%, respectively, due to discrete items consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan and the United Kingdom, restructuring-related adjustments and finalization of the 2010 income tax returns.

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
Net sales by product category for the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012(1)	February 28, 2013	February 29, 2012(1)
Net sales by product:
Large Joint Reconstructive	$423.9	$422.7	$1,261.1	$1,259.2
S.E.T.	161.4	94.3	440.9	263.4
Spine & Bone Healing	72.1	74.9	224.3	224.9
Dental	64.4	65.6	188.5	198.5
Other	49.7	51.4	154.2	152.6
Total	$771.5	$708.9	$2,269.0	$2,098.6
 ______________________

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how the Company presently manages and markets its products.
Net sales by geography for the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales by geography:
United States	$472.9	$432.8	$1,395.9	$1,273.8
Europe	184.7	176.7	521.5	520.3
International(1)	113.9	99.4	351.6	304.5
Total	$771.5	$708.9	$2,269.0	$2,098.6
 _____________________

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.
Long-term assets by geography as of February 28, 2013 and May 31, 2012 were as follows:

(in millions)	February 28, 2013	May 31, 2012
Long-term assets (1) by geography:
United States	$6,388.2	$6,817.5
Europe	893.3	722.7
International	987.8	1,098.2
Total	$8,269.3	$8,638.4
 _____________________

(1)	Defined as property, plant and equipment, intangibles and goodwill.

Note 14—Guarantor and Non-Guarantor Financial Statements.
Each of Biomet’s existing wholly owned domestic subsidiaries fully, unconditionally, jointly, and severally guarantee the senior notes on a senior unsecured basis and the senior subordinated notes on a senior subordinated unsecured basis, in each case to the extent such subsidiaries guarantee Biomet’s senior secured cash flow facilities. Certain amounts reported in the prior year elimination column have been corrected to more accurately reflect the allocation of intercompany profit between the guarantor and the non-guarantor subsidiaries and to conform to the current period presentation. The Company believes such amounts are immaterial. LVB is neither an issuer nor guarantor of the notes described in Note 7.

The following financial information presents the composition of the combined guarantor subsidiaries:
CONDENSED CONSOLIDATING BALANCE SHEETS

	February 28, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$39.1	$178.3	$—	$217.4
Accounts receivable, net	—	270.0	275.9	—	545.9
Income tax receivable	—	1.3	3.1	—	4.4
Inventories, net	—	285.6	357.7	—	643.3
Deferred income taxes	—	47.3	14.8	—	62.1
Prepaid expenses and other	—	45.5	84.4	—	129.9
Total current assets	—	688.8	914.2	—	1,603.0
Property, plant and equipment, net	—	349.7	329.7	—	679.4
Investments	—	10.6	11.5	—	22.1
Investment in subsidiaries	8,285.6	—	—	(8,285.6)	—
Intangible assets, net	—	2,947.7	714.7	—	3,662.4
Goodwill	—	3,104.5	823.0	—	3,927.5
Other assets	—	93.5	13.8	—	107.3
Total assets	$8,285.6	$7,194.8	$2,806.9	$(8,285.6)	$10,001.7
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$33.4	$—	$1.1	$—	$34.5
Accounts payable	—	44.1	43.1	—	87.2
Accrued interest	43.8	—	0.1	—	43.9
Accrued wages and commissions	—	70.6	59.8	—	130.4
Other accrued expenses	—	123.9	65.1	—	189.0
Total current liabilities	77.2	238.6	169.2	—	485.0
Long-term debt	5,942.4	—	1.5	—	5,943.9
Deferred income taxes	—	919.9	181.0	—	1,100.9
Other long-term liabilities	—	148.0	57.9	—	205.9
Total liabilities	6,019.6	1,306.5	409.6	—	7,735.7
Shareholder’s equity	2,266.0	5,888.3	2,397.3	(8,285.6)	2,266.0
Total liabilities and shareholder’s equity	$8,285.6	$7,194.8	$2,806.9	$(8,285.6)	$10,001.7

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

	May 31, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$190.1	$302.3	$—	$492.4
Accounts receivable, net	—	227.6	264.0	—	491.6
Investments	—	—	2.5	—	2.5
Income tax receivable	—	2.1	2.9	—	5.0
Inventories, net	—	288.7	254.5	—	543.2
Deferred income taxes	—	42.3	10.2	—	52.5
Prepaid expenses and other	—	48.8	75.3	—	124.1
Total current assets	—	799.6	911.7	—	1,711.3
Property, plant and equipment, net	—	320.1	273.5	—	593.6
Investments	—	10.1	3.8	—	13.9
Investment in subsidiaries	8,562.9	—	—	(8,562.9)	—
Intangible assets, net	—	3,239.3	691.1	—	3,930.4
Goodwill	—	3,271.4	843.0	—	4,114.4
Other assets	—	45.6	11.2	—	56.8
Total assets	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4
Liabilities & Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$34.3	$—	$1.3	$—	$35.6
Accounts payable	—	71.5	44.7	—	116.2
Accrued interest	56.5	—	—	—	56.5
Accrued wages and commissions	—	69.5	52.5	—	122.0
Other accrued expenses	—	106.1	74.1	—	180.2
Total current liabilities	90.8	247.1	172.6	—	510.5
Long-term debt	5,790.0	—	2.2	—	5,792.2
Deferred income taxes	—	1,065.7	192.1	—	1,257.8
Other long-term liabilities	—	131.6	46.2	—	177.8
Total liabilities	5,880.8	1,444.4	413.1	—	7,738.3
Shareholder’s equity	2,682.1	6,241.7	2,321.2	(8,562.9)	2,682.1
Total liabilities and shareholder’s equity	$8,562.9	$7,686.1	$2,734.3	$(8,562.9)	$10,420.4

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$487.3	$284.2	$—	$771.5
Cost of sales	—	207.2	64.7	—	271.9
Gross profit	—	280.1	219.5	—	499.6
Goodwill and intangible asset impairment charge	—	269.0	65.1	—	334.1
Operating expenses	—	342.0	60.9	—	402.9
Operating income (loss)	—	(330.9)	93.5	—	(237.4)
Other (income) expense, net	90.7	4.3	4.7	—	99.7
Income (loss) before income taxes	(90.7)	(335.2)	88.8	—	(337.1)
Tax expense (benefit)	(34.5)	(127.3)	129.2	—	(32.6)
Equity in earnings of subsidiaries	(248.1)	—	—	248.1	—
Net income (loss)	$(304.3)	$(207.9)	$(40.4)	$248.1	$(304.5)
Other comprehensive income (loss)	$6.6	$—	$(62.1)	$—	$(55.5)
Total comprehensive income (loss)	$(297.7)	$(207.9)	$(102.5)	$248.1	$(360.0)

	Three Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$447.6	$261.3	$—	$708.9
Cost of sales	—	118.9	100.8	—	219.7
Gross profit	—	328.7	160.5	—	489.2
Operating expenses	—	259.1	122.0	—	381.1
Operating income (loss)	—	69.6	38.5	—	108.1
Other (income) expense, net	117.5	—	(3.1)	—	114.4
Income (loss) before income taxes	(117.5)	69.6	41.6	—	(6.3)
Tax expense (benefit)	(37.5)	26.4	21.3	—	10.2
Equity in earnings of subsidiaries	63.5	—	—	(63.5)	—
Net income (loss)	$(16.5)	$43.2	$20.3	$(63.5)	$(16.5)
Other comprehensive income (loss)	$(0.6)	$—	$25.9	$—	$25.3
Total comprehensive income (loss)	$(17.1)	$43.2	$46.2	$(63.5)	$8.8

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.

	Nine Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,438.6	$830.4	$—	$2,269.0
Cost of sales	—	551.1	184.9	—	736.0
Gross profit	—	887.5	645.5	—	1,533.0
Goodwill and intangible asset impairment charge	—	269.0	65.1	—	334.1
Operating expenses	—	908.3	315.8	—	1,224.1
Operating income (loss)	—	(289.8)	264.6	—	(25.2)
Other (income) expense, net	479.0	5.1	(0.9)	—	483.2
Income (loss) before income taxes	(479.0)	(294.9)	265.5	—	(508.4)
Tax expense (benefit)	(182.0)	(112.1)	187.9	—	(106.2)
Equity in earnings of subsidiaries	(105.2)	—	—	105.2	—
Net income (loss)	$(402.2)	$(182.8)	$77.6	$105.2	$(402.2)
Other comprehensive income (loss)	$5.9	$—	$(52.6)	$—	$(46.7)
Total comprehensive income (loss)	$(396.3)	$(182.8)	$25.0	$105.2	$(448.9)

	Nine Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,316.1	$782.5	$—	$2,098.6
Cost of sales	—	368.7	301.2	—	669.9
Gross profit	—	947.4	481.3	—	1,428.7
Operating expenses	—	763.4	380.7	—	1,144.1
Operating income (loss)	—	184.0	100.6	—	284.6
Other (income) expense, net	360.6	1.5	10.6	—	372.7
Income (loss) before income taxes	(360.6)	182.5	90.0	—	(88.1)
Tax expense (benefit)	(115.1)	69.3	27.4	—	(18.4)
Equity in earnings of subsidiaries	175.8	—	—	(175.8)	—
Net income (loss)	$(69.7)	$113.2	$62.6	$(175.8)	$(69.7)
Other comprehensive income (loss)	$17.4	$—	$(22.7)	$—	$(5.3)
Total comprehensive income (loss)	$(52.3)	$113.2	$39.9	$(175.8)	$(75.0)

Note 14—Guarantor and Non-Guarantor Financial Statements, Continued.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended February 28, 2013
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(232.3)	$246.9	$154.0	$105.2	$273.8
Capital expenditures	—	(69.4)	(80.3)	—	(149.7)
Acquisitions, net of cash acquired - Trauma Acquisition	—	(277.5)	(2.5)	—	(280.0)
Other	354.1	(50.9)	(202.1)	(105.2)	(4.1)
Cash flows provided by (used in) investing activities	354.1	(397.8)	(284.9)	(105.2)	(433.8)
Proceeds under asset based revolver	80.0	—	—	—	80.0
Payments under asset based revolver	(80.0)	—	—	—	(80.0)
Proceeds from senior notes due 2020 and term loans	3,396.2	—	—	—	3,396.2
Tender/retirement of senior notes due 2017 and term loans	(3,423.0)	—	—	—	(3,423.0)
Payment of fees related to refinancing activities	(77.8)	—	—	—	(77.8)
Other	(17.2)	(0.1)	(9.0)	—	(26.3)
Cash flows used in financing activities	(121.8)	(0.1)	(9.0)	—	(130.9)
Effect of exchange rate changes on cash	—	—	15.9	—	15.9
Decrease in cash and cash equivalents	—	(151.0)	(124.0)	—	(275.0)
Cash and cash equivalents, beginning of period	—	190.1	302.3	—	492.4
Cash and cash equivalents, end of period	$—	$39.1	$178.3	$—	$217.4

	Nine Months Ended February 29, 2012
(in millions)	Biomet, Inc.	Guarantor	Non-Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$0.2	$333.1	$133.8	$(175.8)	$291.3
Proceeds from sales/maturities of investments	—	33.7	8.3	—	42.0
Capital expenditures	—	(60.3)	(62.4)	—	(122.7)
Other	27.6	(265.1)	60.7	175.8	(1.0)
Cash flows provided by (used in) investing activities	27.6	(291.7)	6.6	175.8	(81.7)
Cash flows used in financing activities	(27.8)	—	(1.1)	—	(28.9)
Effect of exchange rate changes on cash	—	—	(12.5)	—	(12.5)
Increase in cash and cash equivalents	—	41.4	126.8	—	168.2
Cash and cash equivalents, beginning of period	—	176.4	151.4	—	327.8
Cash and cash equivalents, end of period	$—	$217.8	$278.2	$—	$496.0

Note 15—Contingencies.
The Company is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product liability, governmental investigations, intellectual property, commercial litigation and other matters. The outcomes of these matters will generally not be known for an extended period of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements. For legal matters for which management has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies. The Company’s accrual for contingencies at February 28, 2013 and May 31, 2012 of $49.1 million and $25.5 million, respectively, primarily relate to certain product liability claims and the Massachusetts U.S. Department of Justice EBI products investigation described below.
Other than the Massachusetts U.S. Department of Justice EBI products investigation and certain product liability claims, for which the estimated loss is included in the accrual referenced above, given the relatively early stages of the other governmental investigations and other product liability claims described below, and the complexities involved in these matters, the Company is unable to estimate a possible loss or range of possible loss for such matters until the Company knows, among other factors, (i) what claims, if any will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation.
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
As part of the resolution of this matter, Biomet also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services. The agreement requires the Company for five years subsequent to September 27, 2007 to continue to adhere to its Code of Business Conduct and Ethics and certain other provisions, including reporting requirements. Biomet submitted its final report under the Corporate Integrity Agreement with the Office of the Inspector General ("OIG-HHS") and received confirmation in January 2013 from OIG-HHS that its obligations under the agreement have terminated.
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
U.S. Department of Justice Civil Division Investigation
In September 2010, Biomet received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice—Civil Division pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that Biomet, OtisMed Corp. and Stryker Corp. have violated the False Claims Act relating to the marketing of, and payment submissions for, OtisMed’s OtisKnee™ (a registered trademark of OtisMed) knee replacement system. The Company has produced responsive documents and is fully cooperating in the investigation.
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
On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice (“DOJ”) and a Consent to Final Judgment (“Consent Agreement”) with the SEC related to these investigations by the DOJ and the SEC. Pursuant to the DPA, the DOJ has agreed not to prosecute the Company in connection with this matter, provided that the Company satisfies its obligations under the agreement over the next three years. In addition, pursuant to the terms of the DPA, an independent external compliance monitor has been appointed to review the Company’s compliance with the DPA, particularly in relation to the Company’s international sales practices, for at least the first 18 months of the three year term of the DPA. The Company also agreed to pay a monetary penalty of $17.3 million to resolve the charges brought by the DOJ, which was paid in the fourth quarter of fiscal year 2012. The terms of the DPA and the associated monetary penalty reflect the Company’s full cooperation throughout the investigation.
The Company contemporaneously reached a Consent Agreement with the SEC to settle civil claims related to this matter. As part of the Consent Agreement, Biomet agreed to the SEC’s entry of a Final Judgment requiring Biomet to disgorge profits and pay prejudgment interest in the aggregate amount of $5.6 million, which was paid in the fourth quarter of fiscal year 2012.
Product Liability
The Company has received claims for personal injury associated with its metal-on-metal hip products. The pre-trial management of certain of these claims has been consolidated in a federal court in South Bend, Indiana. Certain other claims are pending in various state courts. The Company believes the number of claims continues to increase incrementally due to the negative publicity regarding metal-on-metal hip products generally. The Company believes it has data that supports the efficacy and safety of its metal-on-metal hip products, and the Company intends to vigorously defend itself in these matters. The Company currently accounts for these claims in accordance with its standard product liability accrual methodology on a case by case basis. Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company's accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow.

Note 15—Contingencies, Continued.
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

Other Matters
In January 2009, Heraeus Kulzer GmbH initiated legal proceedings in Germany against Biomet and its subsidiary, Biomet Europe BV, alleging that the Company and Biomet Europe BV misappropriated Heraeus Kulzer trade secrets when developing its current lines of European bone cements, which were first marketed in 2005. The lawsuit seeks damages in excess of €30 million and injunctive relief to preclude the Company from producing its current line of European bone cements. On December 20, 2012, the trial court ruled that Biomet did not misappropriate trade secrets and consequently dismissed Biomet, Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH (“Biomet Switzerland”) remains as the only defendant in the lawsuit and the trial court has ruled that Heraeus Kulzer will not be permitted to review certification materials of Biomet Switzerland for purposes of determining whether there is any evidence that would support a claim of trade secret misappropriation by that entity. The trial court’s decision remains subject to appeal by Heraeus Kulzer and the Company is continuing to vigorously defend this matter.
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

Note 16—Related Parties, Continued.
Management Services Agreement
Upon completion of the Transactions, Biomet entered into a management services agreement with certain affiliates of the Sponsors, pursuant to which such affiliates of the Sponsors or their successors assigns, affiliates, officers, employees, and/or representatives and third parties (collectively, the “Managers”) provide management, advisory, and consulting services to the Company. Pursuant to such agreement, the Managers received a transaction fee equal to 1% of total enterprise value of the Transactions for the services rendered by such entities related to the Transactions upon entering into the agreement, and the Sponsors receive an annual monitoring fee equal to 1% of the Company’s annual Adjusted EBITDA (as defined in the credit agreement) as compensation for the services rendered and reimbursement for out-of-pocket expenses incurred by the Managers in connection with the agreement and the Transactions. The Company is required to pay the Sponsors the monitoring fee on a quarterly basis in arrears. The total amount of Sponsor fees was $2.8 million and $2.7 million for the three months ended February 28, 2013 and 2012, respectively, and $8.2 million and $7.5 million for the nine months ended February 28, 2013 and 2012, respectively. The Company may also pay certain subsequent fees to the Managers for advice rendered in connection with financings or refinancings (equity or debt), acquisitions, dispositions, spin-offs, split-offs, dividends, recapitalizations, an initial underwritten public offering and change of control transactions involving the Company or any of its subsidiaries. The management services agreement includes customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

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

Note 16—Related Parties, Continued.
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
On August 8, 2012 and October 2, 2012, Goldman, Sachs & Co. and the other initial purchasers of the new senior notes and new senior subordinated notes entered into registration rights agreements with Biomet. Pursuant to these agreements, Biomet is obligated, for the sole benefit of Goldman, Sachs & Co. in connection with its market-making activities with respect to the new senior notes and new senior subordinated notes, to file a registration statement under the Securities Act in a form approved by Goldman, Sachs & Co. and to keep such registration statement continually effective for so long as Goldman, Sachs & Co. may be required to deliver a prospectus in connection with transactions in senior and senior subordinated notes due 2020 and to supplement or make amendments to such registration statement as when required by the rules and regulations applicable to such registration statement.

Management Stockholders’ Agreements
On September 13, 2007 and November 6, 2007, Holding, LVB and the Sponsor Funds entered into stockholders agreements with certain of the Company’s senior executives and other management stockholders. Pursuant to the terms of the LVB Acquisition, Inc. Management Equity Incentive Plan, LVB Acquisition, Inc. Restricted Stock Unit Plan and LVB Acquisition, Inc. 2012 Restricted Stock Unit Plan, participants who exercise their vested options or settle their vested restricted stock units are required to become parties to the agreement dated November 6, 2007. The stockholder agreements contain agreements among the parties with respect to restrictions on the transfer and issuance of shares, including preemptive, drag-along, tag-along, and call/put rights.
Consulting Agreements
On January 14, 2010, Biomet entered into a consulting agreement with Dr. Dane A. Miller Ph.D., pursuant to which it will pay Dr. Miller a consulting fee of $0.25 million per fiscal year for Dr. Miller’s consulting services and will reimburse Dr. Miller for out-of-pocket fees and expenses relating to an off-site office and administrative support in an amount of $0.1 million per year. The term of the agreement extends through the earlier of September 1, 2011, an initial public offering or a change of control. The agreement also contains certain restrictive covenants prohibiting Dr. Miller from competing with the Company and soliciting employees of the Company during the term of the agreement and for a period of one year following such term. On September 6, 2011, the Company entered into an amendment to the consulting agreement with Dr. Miller, pursuant to which it agreed to increase the expenses relating to an off-site office and administrative support from $0.1 million per year to $0.15 million per year and extend the term of the agreement through the earlier of September 1, 2013, an initial public offering or a change of control. Dr. Miller received payments under the consulting agreement of $0.1 million and $0.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $0.3 million and $0.3 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.
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

Note 16—Related Parties, Continued.
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
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of February 28, 2013, the Company had approximately 3,200 employees enrolled in its health benefit plans in the United States.
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
Equity Healthcare is an affiliate of Blackstone, with whom Michael Dal Bello and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.

There were payments of $0.1 million made during both the three and nine months ended February 28, 2013 and payments of $0.1 million made during the nine months ended February 29, 2012 with no payments during the three months ended February 29, 2012.
Core Trust Purchasing Group Participation Agreement
Effective May 1, 2007, Biomet entered into a 5-year participation agreement (“Participation Agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as the Company’s exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. Effective June 1, 2012, Biomet entered into an amendment to extend the term of the Participation Agreement with CPG. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, the Company must purchase 80% of the requirements of its participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including the Company), CPG receives a commission from the vendors in respect of such purchases. The total amount of fees paid to CPG was $0.3 million and $0.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $0.5 million and $0.3 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.
Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating Biomet’s participation in CPG and monitoring the services CPG provides to the Company, CPG remits a portion of the commissions received from vendors in respect of the Company’s purchases under the Participation Agreement to an affiliate of Blackstone, with whom Michael Dal Bello and Chinh Chu, members of the Company’s Board of Directors, are affiliated and in which they may have an indirect pecuniary interest.
Refinancing Activities
Goldman Sachs served as a dealer manager and arranger for the refinancing activities explained in Note 7 – Debt and received fees of $0.8 million and $1.3 million during the three and nine months ended February 28, 2013, respectively, for their services. Goldman Sachs also received an underwriting discount of $2.3 million during the first quarter of fiscal year 2013 as one of the initial purchasers of the $1.0 billion aggregate principal amount note offering of 6.50% senior notes due 2020, an underwriting discount of $2.6 million during the second quarter of fiscal year 2013 as of one the initial purchasers of the $825.0 million aggregate principal amount note add-on offering to the 6.50% senior notes due 2020 and an underwriting discount of $2.5 million during the second quarter of fiscal year 2013 as one of the initial purchasers of the $800.0 million aggregate principal amount note offering of the 6.50% senior subordinated notes due 2020 described in Note 7 — Debt.

Note 16—Related Parties, Continued.
Other
Biomet currently holds interest rate swaps with Goldman Sachs. As part of this relationship, the Company receives information from Goldman Sachs that allows it to perform a regression on the swaps as part of its required effectiveness testing on a quarterly basis.
Biomet may from time to time, depending upon market conditions, seek to purchase debt securities issued by Biomet or its subsidiaries in open market or privately negotiated transactions or by other means. Biomet understands that its indirect controlling stockholders may from time to time also seek to purchase debt securities issued by the Company or its subsidiaries in open market or privately negotiated transactions or by other means.
The Company engaged Capstone Consulting LLC, a consulting company that works exclusively with KKR and its portfolio companies, to provide analysis for certain restructuring initiatives. The Company or its affiliates paid Capstone $0.6 million during the three months ended February 29, 2012 and $2.2 million and $1.7 million during the nine months ended February 28, 2013 and February 29, 2012, respectively, with no payments during the three months ended February 28, 2013.
Capital Contributions and Share Repurchases
At the direction of LVB, Biomet funded the repurchase of common shares of its parent company of $0.1 million during the three months ended February 29, 2012 with no repurchases during the three months ended February 28, 2013, and $0.1 million and $1.2 million for the nine months ended February 28, 2013 and February 29, 2012, respectively, from former employees pursuant to the LVB Acquisition, Inc. Management Stockholders’ Agreement. There were no additional contributions for the three and nine months ended February 28, 2013 and February 29, 2012.

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
Executive Overview
Our net sales increased 9% for the three months ended February 28, 2013 to $771.5 million, compared to $708.9 million for the three months ended February 29, 2012, driven primarily by our acquisition of DePuy’s worldwide trauma business (the “Trauma Acquisition”) as described below. The effect of foreign currency fluctuations negatively impacted reported net sales for the three months ended February 28, 2013 by $3.8 million, with Europe reported net sales positively impacted by $1.8 million, or 1%, and International reported net sales negatively impacted by $5.6 million, or 5%. There were two additional selling days in the three months ended February 29, 2012, when compared to the three months ended February 28, 2013. The following represents key sales growth statistics for the three months ended February 28, 2013 compared to the three months ended February 29, 2012:

•	Large Joint Reconstructive product sales were flat worldwide and increased 1% in the U.S.

•
Sports, Extremities and Trauma (“S.E.T.”) product sales increased 71% worldwide and 62% in the U.S. Excluding the Trauma Acquisition, S.E.T. sales increased 8% worldwide and 11% in the U.S. Trauma Acquisition sales of $59.4 million were excluded in order to provide period-over-period comparability.

•	Spine & Bone Healing product sales decreased 4% worldwide and decreased 6% in the U.S.

•	Dental product sales decreased 2% worldwide and increased 7% in the U.S.

•	Other product sales decreased 3% worldwide and decreased 1% in the U.S.
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
We have been active in the capital markets during fiscal year 2013. Our objectives included reducing market risk by extending the maturity on the majority of our term loans from March 2015 to July 2017, reducing the cost of our capital structure and retaining access to liquidity through the refinancing of our cash flow and asset-based revolvers.
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
In the United States, healthcare providers that purchase our products (e.g., hospitals, physicians, dentists and other health care providers) generally rely on payments from third-party payors (principally federal Medicare, state Medicaid and private health insurance plans) to cover all or a portion of the cost of our musculoskeletal products. In March 2010, comprehensive health care reform legislation was enacted through the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $20 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. Except for the excise tax, which has impacted results of operations starting January 1, 2013, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, may result in incremental pricing pressure, reduce medical procedure volumes and thereby adversely affect our business and results of operations, possibly materially.

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

Results of Operations
For the Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

(in millions, except percentages)	Three Months Ended February 28, 2013	Percentage of Net Sales	Three Months Ended February 29, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$771.5	100%	$708.9	100%	9%
Cost of sales	271.9	35	219.7	31	24
Gross profit	499.6	65	489.2	69	2
Selling, general and administrative expense	293.8	38	268.4	38	9
Research and development expense	35.0	5	30.1	4	16
Amortization	74.1	10	82.6	12	(10)
Goodwill and intangible assets impairment charge	334.1	43	—	—	*
Operating income (loss)	(237.4)	(31)	108.1	15	*
Interest expense	88.8	12	117.2	17	(24)
Other (income) expense	10.9	1	(2.8)	—	*
Other expense, net	99.7	13	114.4	16	*
Loss before income taxes	(337.1)	(44)	(6.3)	(1)	*
Provision (benefit) from income taxes	(32.6)	(4)	10.2	1	*
Net loss	$(304.5)	(39)%	$(16.5)	(2)%	*
 ___________________________________________________
*    The percentage change is not as meaningful as the change in the dollar value.
Sales
Net sales were $771.5 million for the three months ended February 28, 2013, and $708.9 million for the three months ended February 29, 2012. The primary driver for the increase in sales was the Trauma Acquisition, which was partially offset by the negative impact on our growth rates of two fewer selling days in the three months ended February 28, 2013 as compared to February 29, 2012. The following tables provide net sales by geography and product category:
Geography Sales Summary

(in millions, except percentages)	Three Months Ended February 28, 2013	Percentage of Net Sales	Three Months Ended February 29, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$472.9	61%	$432.8	61%	9%
Europe	184.7	24%	176.7	25%	5%
International (1)	113.9	15%	99.4	14%	15%
Total	$771.5	100%	$708.9	100%	9%
 ___________________________________________________

(1)	International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Three Months Ended February 28, 2013	Percentage of Net Sales	Three Months Ended February 29, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$423.9	55%	$422.7	60%	—%
Sports, Extremities, Trauma (S.E.T.)	161.4	21%	94.3	13%	71%
Spine & Bone Healing	72.1	9%	74.9	11%	(4)%
Dental	64.4	8%	65.6	9%	(2)%
Other	49.7	7%	51.4	7%	(3)%
Total	$771.5	100%	$708.9	100%	9%
____________________________________________________

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.
Large Joint Reconstructive
Net sales of large joint reconstructive products for the three months ended February 28, 2013 was $423.9 million, or 55% of net sales, compared to net sales of $422.7 million, or 60% of consolidated net sales, during the three months ended February 29, 2012. U.S. sales increased 1%, while worldwide sales were flat. A decline in Europe sales was offset by strong growth in International led by Japan. Pricing for knees and hips declined during the quarter on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years.

Knee product sales were flat worldwide and increased 1% in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012. Key products during the third quarter of fiscal year 2013 included our Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and the OSS™ (Orthopaedic Salvage System). Procedure volume and mix growth during the quarter was partially offset by price pressures.
Hip product sales were flat worldwide and increased 1% in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012. The continued rollout and adoption of our standard length and Microplasty® versions of our Taperloc® Complete Hip Stem contributed to our hip sales during the third quarter of fiscal year 2013. Key acetabular products included our Active Articulation™ and Avantage Dual Mobility Systems and we saw continued demand for Biolox® delta Ceramic Femoral Heads coupled with E1® bearings. Procedure volume and mix growth during the quarter was partially offset by price pressures.
Sales of bone cement and other reconstructive products were flat worldwide and increased 2% in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012. During the quarter, demand for our Cobalt™ HV (High Viscosity) cement with Gentamicin and our StageOne™ Select Modular Hip Cement Spacer Molds contributed to our sales in this category. In addition, the Optipac® Pre-Packed Cement Mixing System continued to be well received in the Europe market during the quarter.
S.E.T.
Worldwide net sales of S.E.T. products for the three months ended February 28, 2013 was $161.4 million, or 21% of consolidated net sales, representing a 71% increase compared to net sales of $94.3 million, or 13% of consolidated net sales, during the three months ended February 29, 2012. S.E.T. sales, excluding the Trauma Acquisition, increased 8% worldwide and 11% in the U.S. Trauma Acquisition sales of $59.4 million were excluded in order to provide period-over-period comparability.
Sports medicine sales increased 3% worldwide, with a 5% sales decrease in the United States, during the three months ended February 28, 2013, compared to the three months ended February 29, 2012. The sales increase was primarily driven by demand for our JuggerKnot™ soft anchors, the ToggleLoc™ Femoral Fixation Device and the ZipTight™ Fixation Device for Ankle Syndesmosis.
Extremity product sales increased 18% worldwide, with a 26% sales increase in the United States, during the three months ended February 28, 2013, compared to the three months ended February 29, 2012. The increase was driven by strong market demand for our Comprehensive® product lines including our Primary, Reverse, Fracture and S.R.S. (Segmental Revision System) Shoulder Systems.

Trauma product sales increased 291% both worldwide and in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012, driven by $59.4 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, decreased 1% worldwide and increased 8% in the United States. Key products that contributed to trauma sales during the quarter included the DVR® Anatomic Volar Plating Systems, the A.L.P.S.™ Plating Systems, the AFFIXUS® Hip Fracture Nails and the Phoenix™ Nail System.
Spine & Bone Healing
Worldwide net sales of spine & bone healing products for the three months ended February 28, 2013 was $72.1 million, or 9% of consolidated net sales, representing a 4% decrease compared to net sales of $74.9 million, or 11% of consolidated net sales, for the three months ended February 29, 2012. Mid-single digit price declines continued to impact our spine hardware sales.
Spine product sales decreased 1% worldwide and 3% in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012.
Sales of bone healing products decreased 13% both worldwide and in the United States during the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

Dental
Worldwide net sales of dental products for the three months ended February 28, 2013 was $64.4 million, or 8% of consolidated net sales, representing a 2% decrease compared to net sales of $65.6 million, or 9% of consolidated net sales, during the three months ended February 29, 2012. Dental sales in the U.S. increased 7%, which includes the receipt of a one-time royalty payment during the quarter. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.
Other
Worldwide net sales of other products for the three months ended February 28, 2013 was $49.7 million, or 7% of consolidated net sales, representing a 3% decrease compared to net sales of $51.4 million, or 7% of consolidated net sales, during the three months ended February 29, 2012. Other product sales decreased 1% in the U.S. during the quarter. Our microfixation sales remained strong during the quarter, driven by continued market demand for the SternaLock® Blu Primary Closure System and the Pectus Bar product line. However, the microfixation sales growth during the quarter was more than offset by sales declines for autologous therapies and other miscellaneous O.R. products and supplies.
Gross Profit
Gross profit for the three months ended February 28, 2013 increased to $499.6 million, as compared to gross profit for the three months ended February 29, 2012 of $489.2 million, or 65% and 69% of consolidated net sales, respectively. Decreased gross profit as a percentage of consolidated net sales for the three months ended February 28, 2013 was driven primarily by product rationalization charges in our global spine and trauma product lines and increased product liability reserves. Product rationalization is related to more focused product offerings for spine through innovative product development and to product redundancies related to the Trauma Acquisition. Gross margins were also negatively impacted by lower selling prices offset by improved geographic and product mix and lower manufacturing and other costs of sales.
Selling, General and Administrative Expense
Selling, general and administrative expense during the three months ended February 28, 2013 was $293.8 million, as compared to $268.4 million for the three months ended February 29, 2012, or 38% of consolidated net sales for each year. Lower litigation and settlement costs were offset by investment in our sales force related to the Trauma Acquisition.
Research and Development Expense
Research and development expense during the three months ended February 28, 2013 was $35.0 million, as compared to $30.1 million for the three months ended February 29, 2012, or 5% and 4% of consolidated net sales, respectively. The increase in expense was primarily related to the S.E.T. product lines, which includes the Trauma Acquisition. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization
Amortization expense for the three months ended February 28, 2013 was $74.1 million, or 10% of consolidated net sales, compared to $82.6 million for the three months ended February 29, 2012, or 12% of consolidated net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal year 2012 related to our Dental Reconstructive and Spine & Bone Healing reporting units as well as the impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit.
Goodwill and Intangible Assets Impairment Charge
During the third quarter of fiscal year 2013, we recorded a $334.1 million goodwill and definite and indefinite-lived intangible assets impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
Interest Expense
Interest expense was $88.8 million for the three months ended February 28, 2013, compared to interest expense of $117.2 million for the three months ended February 29, 2012. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.
Other (Income) Expense
Other (income) expense was expense of $10.9 million for the three months ended February 28, 2013, compared to income of $2.8 million for the three months ended February 29, 2012. The increase in the expense was primarily due to foreign currency losses.

Provision (Benefit) from Income Taxes
The effective income tax rate was 9.6% for the three months ended February 28, 2013 compared to (161.9%) for the three months ended February 29, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Our effective tax rate for the three months ended February 28, 2013 was also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets and finalization of the 2011 income tax returns, had the effect of increasing our effective income tax rate by 9.0% in the three months ended February 28, 2013. The effective income tax rate for the three months ended February 29, 2012 increased by 84.4% due to discrete tax benefits resulting from restructuring-related adjustments and finalization of the 2010 income tax returns, offset by an increase in the state tax rate applied to calculate deferred tax liabilities.

For the Nine Months Ended February 28, 2013 Compared to the Nine Months Ended February 29, 2012

(in millions, except percentages)	Nine Months Ended February 28, 2013	Percentage of Net Sales	Nine Months Ended February 29, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
Net sales	$2,269.0	100%	$2,098.6	100%	8%
Cost of sales	736.0	32	669.9	32	10
Gross profit	1,533.0	68	1,428.7	68	7
Selling, general and administrative expense	886.7	39	800.9	38	11
Research and development expense	107.2	5	93.2	4	15
Amortization	230.2	10	250.0	12	(8)
Goodwill and intangible assets impairment charge	334.1	15	—	—	*
Operating income (loss)	(25.2)	(1)	284.6	14	*
Interest expense	310.8	14	363.4	17	(14)
Other (income) expense	172.4	8	9.3	—	*
Other expense, net	483.2	21	372.7	18	*
Loss before income taxes	(508.4)	(22)	(88.1)	(4)	*
Provision (benefit) from income taxes	(106.2)	(5)	(18.4)	(1)	*
Net loss	$(402.2)	(18)%	$(69.7)	(3)%	*
 ___________________________________________________
*    The percentage change is not as meaningful as the change in the dollar value.
Sales
Net sales were $2,269.0 million for the nine months ended February 28, 2013, and $2,098.6 million for the nine months ended February 29, 2012. The primary driver for the increase in sales was the Trauma Acquisition. The following tables provide net sales by geography and product category:
Geography Sales Summary

(in millions, except percentages)	Nine Months Ended February 28, 2013	Percentage of Net Sales	Nine Months Ended February 29, 2012	Percentage of Net Sales	Percentage Increase/ (Decrease)
United States	$1,395.9	62%	$1,273.8	61%	10%
Europe	521.5	23%	520.3	25%	—%
International (1)	351.6	15%	304.5	14%	15%
Total	$2,269.0	100%	$2,098.6	100%	8%
 ___________________________________________________
(1)International primarily includes Canada, South America, Mexico and the Asia Pacific region.

Product Category Summary

(in millions, except percentages)	Nine Months Ended February 28, 2013	Percentage of Net Sales	Nine Months Ended February 29, 2012(1)	Percentage of Net Sales	Percentage Increase/ (Decrease)
Large Joint Reconstructive	$1,261.1	56%	$1,259.2	60%	—%
Sports, Extremities, Trauma (S.E.T.)	440.9	19%	263.4	13%	67%
Spine & Bone Healing	224.3	10%	224.9	11%	—%
Dental	188.5	8%	198.5	9%	(5)%
Other	154.2	7%	152.6	7%	1%
Total	$2,269.0	100%	$2,098.6	100%	8%
 ___________________________________________________

(1)	Certain amounts have been adjusted to conform to the current presentation. The current presentation aligns with how we presently manage and market our products.
We were affected by large unfavorable currency fluctuations during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.
Large Joint Reconstructive
Net sales of large joint reconstructive products for the nine months ended February 28, 2013 was $1,261.1 million, or 56% of consolidated net sales, compared to net sales of $1,259.2 million, or 60% of consolidated net sales, during the nine months ended February 29, 2012. Unfavorable foreign currency translation negatively impacted our large joint reconstructive product sales during the nine month period by $23.4 million. Pricing for knees and hips declined during the nine month period on a year-over-year basis in the low single digit range, which is generally consistent with pricing trends we have experienced over the last few years.
Knee product sales were flat worldwide and increased 1% in the United States during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Unfavorable foreign currency translation negatively impacted our knee sales. Key products during the nine month period ended February 28, 2013 included our Vanguard® SSK 360 Revision System, the Signature™ Personalized Patient Care System, E1® Vitamin E infused bearings and the OSS™ (Orthopaedic Salvage System). Procedure volume and mix growth during the nine month period was partially offset by price pressures.
Hip product sales were flat worldwide and increased 2% in the United States during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Unfavorable foreign currency translation negatively impacted our hip sales. We continued to see strong market demand for our Arcos® Modular Femoral Revision System and our new Taperloc® Complete Hip Stem during the nine month period ended February 28, 2013. In addition, the Microplasty® version of the Taperloc® Complete Hip Stem and the GTS (Global Tissue Sparing) short stem received strong market acceptance. Key acetabular products included the Ringloc®+ cup, E1® and ArCom XL® bearings, as well as our Active Articulation™ Systems that are available with E1® or ArCom XL® liners. In Europe, our Exceed ABT (Advanced Bearing Technologies) System received strong market demand during the nine month period ended February 28, 2013. Procedure volume and mix growth during the nine month period was partially offset by price pressures.
Sales of bone cement and other reconstructive products were flat worldwide and increased 4% in the United States during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Demand for our Cobalt™ MV (Medium Viscosity) and HV (High Viscosity) cements with Gentamicin contributed to our sales in this category. The Optipac® Pre-Packed Cement Mixing System continued to be well received in the European market during the nine months ended February 28, 2013. Demand for our StageOne™ Knee and Modular Hip Cement Spacer Molds continued to increase.
S.E.T.
Worldwide net sales of S.E.T. products for the nine months ended February 28, 2013 was $440.9 million, or 19% of consolidated net sales, representing a 67% increase compared to net sales of $263.4 million, or 13% of consolidated net sales, during the nine months ended February 29, 2012. S.E.T. sales, excluding the Trauma Acquisition, increased 10% worldwide and 12% in the U.S. Trauma Acquisition sales of $150.9 million were excluded in order to provide period-over-period comparability. Unfavorable foreign currency translation negatively impacted our S.E.T. sales by $5.8 million.

Sports medicine sales increased 8% worldwide, with a 1% sales increase in the United States, during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. The sales increase was primarily driven by strong demand for our JuggerKnot™ brand, which includes soft anchors to repair the shoulder, hand and wrist, and foot and ankle. Additional key products contributing to the sales growth were the TunneLoc® Tibial Fixation Device and the ToggleLoc™ Femoral Fixation Device, both with and without ZipLoop™ Technology and the Repicci II® Resurfacing Knee System.
Extremity product sales increased 18% worldwide, with a 26% sales increase in the United States, during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. The increase was driven by strong market demand for our Comprehensive® product lines including our Primary, Reverse and S.R.S. (Segmental Revision System) Shoulder Systems.

Trauma product sales increased 250% worldwide and 242% in the United States, during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012, driven by $150.9 million of sales related to the Trauma Acquisition. Trauma sales, excluding the Trauma Acquisition, decreased 1% worldwide and increased 3% in the U.S. Key products acquired as a result of the Trauma Acquisition include the DVR® Anatomic Volar Plating Systems, the A.L.P.S.™ Plating Systems, and the AFFIXUS® Hip Fracture Nails.
Spine & Bone Healing
Worldwide net sales of spine & bone healing products for the nine months ended February 28, 2013 was $224.3 million, or 10% of consolidated net sales, compared to net sales of $224.9 million, or 11% of consolidated net sales, for the nine months ended February 29, 2012. Spine & Bone Healing sales were flat during the nine month period primarily due to increased royalty revenue, which was offset by mid-single-digit price erosion, soft volumes due to the general economy, a challenging reimbursement environment for some fusion procedures and a trend toward physician-owned distributorships.
Spine product sales increased 4% worldwide and 5% in the United States during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Price declines in spine hardware continued to be in the mid-single digit range. Spine product sales increased during the nine month period, primarily due to increased royalty revenue. New products and services that contributed to growth during the nine months ended February 28, 2013, included the PlatFORM™ CM, an all natural, osteoconductive material; and Cellentra™ VCBM (Viable Cell Bone Matrix), an allogenic bone graft substitute.
Sales of bone healing products decreased 12% both worldwide and in the United States during the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. The need for additional clinical and economic data to support reimbursement continued to challenge the non-invasive stimulation business.
Dental
Worldwide net sales of dental products for the nine months ended February 28, 2013 was $188.5 million, or 8% of consolidated net sales, representing a 5% decrease compared to net sales of $198.5 million, or 9% of consolidated net sales, during the nine months ended February 29, 2012. Unfavorable foreign currency translation impacted our dental sales by $4.6 million. Dental sales in the U.S. increased 5% during the nine months ended February 28, 2013. While the U.S. dental market has been stronger than the market in Europe, there was continued softness worldwide as challenging economic conditions persisted. Dental sales were negatively impacted by unfavorable media reports in Japan related to the dental implant industry.
Other
Worldwide net sales of other products for the nine months ended February 28, 2013 was $154.2 million, or 7% of consolidated net sales, representing a 1% increase compared to net sales of $152.6 million, also 7% of consolidated net sales, during the nine months ended February 29, 2012. Our microfixation product sales continued to be strong, driven by continued market acceptance of the iQ® Intelligent Delivery System, the TraumaOne™ Plating System and the SternaLock® Blu Primary Closure System, as well as the Pectus Bar product line. Our microfixation sales growth was partially offset by a decrease in sales of autologous therapies.
Gross Profit
Gross profit for the nine months ended February 28, 2013 increased to $1,533.0 million, as compared to gross profit for the nine months ended February 29, 2012 of $1,428.7 million, or 68% of consolidated net sales for both periods. Gross margins decreased primarily due to product rationalization charges in our global spine and trauma product lines and increased product liability reserves. Product rationalization is related to more focused product offerings for spine through innovative product development and technology acquisition and to product redundancies related to the Trauma Acquisition. Gross margins increased primarily as a result of lower operational restructuring costs, improved geographic and product mix and lower manufacturing and other costs of sales.  This increase was partially offset by lower selling prices.
Selling, General and Administrative Expense
Selling, general and administrative expense during the nine months ended February 28, 2013 was $886.7 million, as compared to $800.9 million for the nine months ended February 29, 2012, or 39% and 38% of consolidated net sales, respectively. As a percentage of consolidated net sales, the expense increased due to investment in our sales force related to the Trauma Acquisition and higher stock-based compensation. This increase was partially offset by lower litigation and settlement costs and operational restructuring costs.
Research and Development Expense
Research and development expense during the nine months ended February 28, 2013 was $107.2 million or 5% of consolidated net sales, compared to $93.2 million for the nine months ended February 29, 2012, or 4% of consolidated net sales. The increase in expense was primarily related to the S.E.T. product lines, which includes the Trauma Acquisition, and stock-based compensation. Our principal research and development efforts relate to primary and revision orthopedic reconstructive devices, spinal fixation products, dental reconstructive devices, sports medicine products, resorbable technology, biomaterial products and autologous therapies.

Amortization
Amortization expense for the nine months ended February 28, 2013 was $230.2 million or 10% of consolidated net sales, compared to $250.0 million for the nine months ended February 29, 2012, or 12% of consolidated net sales. This decrease is primarily due to the intangible asset impairment charge taken in the fourth quarter of fiscal year 2012 related to our Dental Reconstructive and Spine & Bone Healing reporting units as well as the impairment charge taken in the third quarter of fiscal year 2013 related to our Dental Reconstructive reporting unit.
Goodwill and Intangible Assets Impairment Charge
During the third quarter of fiscal year 2013, we recorded a $334.1 million goodwill and definite and indefinite-lived intangible assets impairment charge related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
Interest Expense
Interest expense was $310.8 million for the nine months ended February 28, 2013, compared to interest expense of $363.4 million for the nine months ended February 29, 2012. The decrease in interest expense was primarily due to lower average interest rates on our term loans and lower bond interest as a result of refinancing activities in fiscal year 2013.
Other (Income) Expense
Other (income) expense was expense of $172.4 million for the nine months ended February 28, 2013, compared to expense of $9.3 million for the nine months ended February 29, 2012. The expense for the nine months ended February 28, 2013 is primarily composed of the loss on retirement of bonds of $155.2 million and the write off of deferred financing fees related to the tender/retirement of the senior notes due 2017 of $17.1 million, while the nine months ended February 29, 2012 included an other-than-temporary impairment loss of $19.3 million related to the Greek bonds.
Provision (Benefit) from Income Taxes
The effective income tax rate was 20.9% for the nine months ended February 28, 2013 compared to 20.9% for the nine months ended February 29, 2012. Primary factors in determining the effective tax rate include the mix of various jurisdictions in which profits are projected to be earned and taxed, as well as assertions regarding the expected repatriation of earnings of our foreign operations. Our effective tax rate for the nine months ended February 28, 2013 was also impacted by a non-deductible goodwill impairment charge of $233.0 million, which was treated as a non-deductible permanent difference and contributed significantly to the effective tax rate being lower than U.S. statutory tax rates. Fluctuations in effective tax rates between comparable periods also reflect the discrete tax benefit or expense of items in continuing operations that represent tax effects not attributable to current-year ordinary income. Discrete items, consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the impairment of intangible assets, as well as the prospective reduction of the United Kingdom statutory corporate tax rate enacted in July 2012 and finalization of the 2011 income tax returns had the effect of increasing the effective income tax rate by 6.7% in the nine months ended February 28, 2013. Our effective income tax rate for the nine months ended February 29, 2012 increased by 18.7% due to discrete items consisting primarily of the tax benefit associated with the reduction of net deferred tax liabilities due to the prospective reduction of corporate tax rates in Japan and the United Kingdom, restructuring-related adjustments and finalization of the 2010 income tax returns.
Liquidity and Capital Resources
Cash Flows
The following is a summary of the cash flows by activity for the nine months ended February 28, 2013 and February 29, 2012:

(in millions)	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012
Net cash from (used in):
Operating activities	$273.8	$291.3
Investing activities	(433.8)	(81.7)
Financing activities	(130.9)	(28.9)
Effect of exchange rate changes on cash	15.9	(12.5)
Change in cash and cash equivalents	$(275.0)	$168.2
For the Nine Months Ended February 28, 2013 Compared to the Nine Months Ended February 29, 2012
Our cash and cash equivalents were $217.4 million as of February 28, 2013 compared to $496.0 million as of February 29, 2012. We generally maintain our cash and cash equivalents and investments in money market funds, corporate bonds and debt instruments. Cash and cash equivalents held outside of the United States were $178.3 million as of February 28, 2013. If we were to repatriate this cash back to the United States, additional tax of up to 35%, the maximum federal tax rate, could be incurred. In addition, we require a certain amount of cash to support on-going operations outside the United States.
Operating Cash Flows
Net cash provided by operating activities was $273.8 million for the nine months ended February 28, 2013, compared to $291.3 million for the nine months ended February 29, 2012. Operating cash flows for the nine months ended February 28, 2013 were unfavorably impacted by increased inventory levels due to additional inventory needed to support new product introductions and the Trauma Acquisition and increased accounts receivable due to increased sales and seasonality, partially offset by lower cash paid for interest. Cash generated by operating activities continued to be a source of funds for deleveraging and investing in our growth.

Investing Cash Flows
Net cash used in investing activities was $433.8 million for the nine months ended February 28, 2013 and $81.7 million for the nine months ended February 29, 2012. The investing cash flow decrease was primarily due to the Trauma Acquisition purchase price of $280.0 million and an increase in capital expenditures of $27.0 million during the nine months ended February 28, 2013. Additionally, during the nine months ended February 29, 2012 we received proceeds from the sales/maturities of investments of $42.0 million primarily related to the sale of a time deposit.
Financing Cash Flows
Net cash used in financing activities was $130.9 million for the nine months ended February 28, 2013, compared to cash used in financing activities of $28.9 million for the nine months ended February 29, 2012. The difference was primarily related to the refinancing activities. We received proceeds of $3,396.2 million related to the offerings of our 6.500% senior notes due 2020 and 6.500% senior subordinated notes due 2020 and term loans and tendered or retired $3,423.0 million of senior notes due 2017 and term loans. Additionally, related to the refinancing activities we incurred $77.8 million of fees. The refinancing activities are explained in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report.

Balance Sheet Metrics
Cash flows from operations are impacted by profitability and changes in operating working capital. Management monitors operating working capital with particular focus on certain metrics, including days sales outstanding (“DSO”) and inventory turns. The following is a summary of our DSO and inventory turns.

	February 28, 2013	May 31, 2012
Days Sales Outstanding(1)	63.9	62.5
Inventory Turns(2)	1.60	1.59

(1)	DSO is calculated by dividing the year-over-year average accounts receivable balance by the last twelve months net sales multiplied by 365 days.

(2)	Inventory turns are calculated by dividing the last twelve months cost of sales by the year-over-year average net inventory balance.
We use DSO as a measure that places emphasis on how quickly we collect our accounts receivable balances from customers. The increase in DSOs is due to seasonality and increased sales in the last three quarters related to the Trauma Acquisition. We use inventory turns as a measure that places emphasis on how quickly we turn over our inventory. Inventory turns were slightly faster at February 28, 2013 due to the product rationalization, partially offset by integration of Trauma Acquisition inventory. These measures may not be computed the same as similarly titled measures used by other companies.
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

(in millions, except ratios)	February 28, 2013	May 31, 2012
USD Term Loan	$2,226.7	$2,234.7
EUR Term Loan	1,085.0	1,039.6
Consolidated Senior Secured Debt	3,311.7	3,274.3
Cash and Cash Equivalents	217.4	492.4
Consolidated Senior Secured Debt Net of Cash and Cash Equivalents	$3,094.3	$2,781.9
LTM Adjusted EBITDA	$1,079.1	$1,031.1
Senior Secured Leverage Ratio(1)	2.87	2.70

(1)
Our senior secured leverage ratio is defined by our credit agreement as total consolidated senior secured debt net of cash and cash equivalents, as defined by our credit agreement, divided by the total of the last twelve months, or “LTM,” Adjusted EBITDA.

(2)
The LTM Adjusted EBITDA for February 28, 2013 includes nine months of Adjusted EBITDA during fiscal year 2013 of $801.4 million, plus the last three months of Adjusted EBITDA from fiscal year 2012 of $277.7 million.

The increase in the senior secured leverage ratio at February 28, 2013 as compared to May 31, 2012 is primarily due to the decrease in cash and cash equivalents, as defined by our credit agreement, and the increase in the debt, partially offset by the increase in LTM Adjusted EBITDA. The cash decrease and the debt increase were driven by the refinancing activities that are explained in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report as well as the impact of the Trauma Acquisition.

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
Adjusted EBITDA for the three and nine months ended February 28, 2013 and February 29, 2012, the three months ended May 31, 2012 and the year ended May 31, 2012 is calculated as follows:

(in millions)	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012	Three Months Ended May 31, 2012(1)	Year Ended May 31, 2012
Operating income (loss)	$(237.4)	$108.1	$(25.2)	$284.6	$(378.0)	$(93.4)
Depreciation and amortization	122.7	126.5	364.8	388.0	121.4	509.4
Inventory step-up related to the Trauma Acquisition(2)	2.4	—	3.3	—	—	—
Stock-based compensation expense(3)	5.8	3.5	32.3	12.2	3.8	16.0
Litigation settlements and reserves and other legal fees(4)	23.0	12.8	32.4	21.3	(12.7)	8.6
Trauma Acquisition(2)	1.1	—	10.3	—	4.6	4.6
Operational restructuring and consulting expenses related to operational initiatives (severance, building impairments, abnormal manufacturing variances and other related costs)(5)	6.3	6.9	18.5	39.8	6.0	45.8
Product rationalization charges(6)	14.6	—	22.7	—	—	—
Sponsor fee(7)	2.8	2.7	8.2	7.5	2.8	10.3
Goodwill and intangible assets impairment charge(8)	334.1	—	334.1	—	529.8	529.8
Adjusted EBITDA(9)	$275.4	$260.5	$801.4	$753.4	$277.7	$1,031.1

(1)	The three months ended May 31, 2012 shows the activity from March 1, 2012 to May 31, 2012.

(2)
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

(4)
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

(6)
We exclude expenses for product rationalization charges from non-GAAP financial measures that are not reflective of our ongoing operational performance. We further believe this information is useful to investors in that it provides period-over-period comparability.

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

(8)
During fiscal 2013, we recorded a $334.1 million goodwill and definite and indefinite-lived intangible asset impairment charge associated with our Dental Reconstructive reporting unit. Also, during fiscal 2012, we recorded a $529.8 million goodwill and definite and indefinite-lived intangible asset impairment charge primarily associated with our dental reconstructive and spine & bone healing reporting units. We exclude this non-cash charge from non-GAAP financial measures because it is not reflective of our ongoing operational performance or liquidity. We believe the exclusion of this information in the applicable non-GAAP financial measure is useful to investors in that it provides period-over-period comparability.

(9)	As defined in our credit agreement.
Adjusted EBITDA growth has historically generally been in line with the growth in net sales and has continued the trend for the three and nine months ended February 28, 2013 as compared to the three and nine months ended February 29, 2012.
Other Liquidity Information
We have issued notes, entered into senior secured credit facilities, including term loan facilities, cash flow revolving credit facilities and an asset-based revolving credit facility, all in connection with the Merger and the refinancing activities detailed in Note 7, Debt, to the condensed consolidated financial statements contained in Item 1 of this report, all of which are primarily classified as long-term obligations. There were no borrowings under our cash flow revolving credit facilities or under our asset-based revolving credit facility as of February 28, 2013. Our term loan facilities require payments each year in an amount equal (x) 0.25% of the product of (i) the aggregate principal amount of all euro-denominated term loans and dollar-denominated term loans outstanding under the original credit agreement on the closing date multiplied by (ii) a fraction, the numerator of which is the aggregate principal amount of euro-denominated term B loans and dollar-denominated term B loans outstanding on August 2, 2012 (after giving effect to certain conversions that occurred on or after August 2, 2012 pursuant to the restated credit agreement) and the denominator of which is the aggregate principal amount of all outstanding term loans on August 2, 2012 and (y) 0.25% of the aggregate principal amount of all outstanding euro-denominated term B-1 loans and dollar-denominated term B-1 loans, in each case in equal calendar quarterly installments until maturity of the loan and after giving effect to the application of any prepayments. As of February 28, 2013, required principal payments of $33.4 million are due within the next twelve months related to our senior secured term loan facilities.
Our revolving borrowing base available under all debt facilities at February 28, 2013 was $795.5 million, which is net of the borrowing base limitations relating to the asset-based revolving credit facility.
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
Goodwill and Other Intangible Assets
We recorded a goodwill and intangible asset impairment charge of $334.1 million in the third quarter of fiscal year 2013 that was related to our Dental Reconstructive reporting unit, due to evidence of continued declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.
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
The results of operations for the three and nine months ended February 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013 or any future interim period. Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “possibly,” “potential,” “project,” “should,” “will” or similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in the Company’s 2012 Form 10-K and in this Quarterly Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
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
Item 4. Controls and Procedures.
Management’s evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) and internal controls over financial reporting that are designed to provide reasonable assurance that material information required to be disclosed by the Company, including its consolidated entities, in the reports that the Company files or submits under the Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, the Company completed an evaluation under the supervision and with the participation of senior management, including the Company’s Principal Executive Officer and its Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and its Principal Financial Officer concluded that Biomet and LVB’s disclosure controls and procedures were effective as of February 28, 2013.
Changes in internal control over financial reporting
There were no changes in Biomet or LVB’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, Biomet’s internal control over financial reporting.

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
As of February 28, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s 2012 Form 10-K except for the risk factors noted below.
We may record future goodwill and/or intangible impairment charges related to one or more of our reporting units, which could materially adversely impact our results of operations.
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
We recorded a goodwill and intangible asset impairment charge of $334.1 million in the third quarter of fiscal year 2013 that was related to our Dental Reconstructive reporting unit, primarily due to declining industry market growth rates in certain European and Asia Pacific markets and corresponding unfavorable margin trends.

Item 6.	Exhibits.
(a) Exhibits. See Index to Exhibits.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LVB Acquisition, Inc. and Biomet, Inc. have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.
LVB ACQUISITION, INC.
BIOMET, INC.

Date:	April 10, 2013	By:	/S/ JEFFREY R. BINDER
Jeffrey R. Binder
President and Chief Executive Officer

Date:	April 10, 2013	By:	/S/ DANIEL P. FLORIN
Daniel P. Florin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document